Form 10-Q
period 1997-03-31
OVERLAND DATA INC
filed 1997-05-12
CIK 889930

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


                                     FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1997


                           Commission File Number:  0-22071


                                 OVERLAND DATA, INC.
                 (Exact name of registrant as specified in its charter)


               California                                     95-3535285
      (State or other jurisdiction                          (IRS Employer
             of incorporation)                              Identification No.)


                  8975 Balboa Avenue, San Diego, California  92123-1599
               (Address of principal executive offices, including zip code)

                                      (619) 571-5555
                   (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]


As of May 9, 1997, there were 10,420,092 shares of the registrant's common stock, no par value, issued and outstanding.

                                  OVERLAND DATA, INC.
                                      FORM 10-Q
                    For the quarterly period ended March 31, 1997

                                  TABLE OF CONTENTS

                                                                          Page
                                                                        Number

PART I   -   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated condensed statement of operations --
            Three months ended March 31, 1997 and 1996
            and nine months ended March 31, 1997 and 1996..................  3

          Consolidated condensed balance sheet --
            March 31, 1997 and June 30, 1996...............................  4

          Consolidated condensed statement of cash flows --
            Nine months ended March 31, 1997 and 1996......................  5

          Notes to consolidated condensed financial statements.............  6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  7



PART II   -   OTHER INFORMATION

Item 1.   Legal Proceedings................................................ 12

Item 4.   Submission of Matters to a Vote of Security Holders.............. 12

Item 6.   Exhibits and Reports on Form 8-K................................. 13

          Signatures....................................................... 13

                                OVERLAND DATA, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                       (In thousands, except per share data)


                                      Three Months Ended      Nine Months Ended
                                           March 31               March 31
                                      -------------------     -----------------
                                          1997      1996        1997     1996
                                      ---------  ----------   --------  -------

Net sales...........................  $  15,404   $ 10,889  $ 42,637   $ 34,208
Cost of goods sold..................     10,167      7,254    27,588     22,633
                                      ---------   --------   -------    -------
Gross profit........................      5,237      3,635    15,049     11,575
                                      ---------   --------   -------    -------
Operating expenses:
  Sales and marketing...............      1,738      1,542     5,296      4,410
  Research and development..........        993        858     3,088      2,766
  General and administrative........      1,189        742     2,938      2,143
                                      ---------   --------   -------    -------
    Total expenses..................      3,920      3,142    11,322      9,319
                                      ---------   --------   -------    -------
                                      ---------   --------   -------    -------
Income from operations..............      1,317        493     3,727      2,256
Other income (expense), net.........         12        (44)     (117)       (81)
                                      ---------   --------   -------    -------
Income before income taxes..........      1,329        449     3,610      2,175
Provision for income taxes..........        532        165     1,445        779
                                      ---------   --------   -------    -------
Net income..........................  $     797     $  284   $ 2,165    $ 1,396
                                      ---------   --------   -------    -------
                                      ---------   --------   -------    -------
Net income per share................  $    0.09     $ 0.04   $  0.25    $  0.18
                                      ---------   --------   -------    -------
                                      ---------   --------   -------    -------
Number of shares used in computing
  net income per share.............       9,343      8,033     8,602      7,840
                                      ---------   --------   -------    -------
                                      ---------   --------   -------    -------


See accompanying notes to consolidated condensed financial statements.

                                 OVERLAND DATA, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                    (In thousands)


                                                       March 31,       June 30,
                                                         1997           1996
                                                     -----------       --------
                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $  21,926   $      19
  Accounts receivable, less allowances of
    $793 and $624, respectively.......................      8,841       7,226
  Inventories, net....................................     10,846       8,425
  Deferred income taxes...............................      1,328       1,328
  Other current assets................................        683         364
                                                        ---------   ---------
      Total current assets............................     43,624      17,362

Property and equipment, net...........................      3,119       2,128
Intangible and other assets...........................        190         281
                                                        ---------   ---------
                                                        $  46,933   $  19,771
                                                        ---------   ---------
                                                        ---------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $  4,019    $   4,433
  Accrued liabilities.................................     1,996        1,493
  Accrued payroll and employee compensation...........     1,132        1,129
                                                        ---------   ---------
      Total current liabilities.......................     7,147        7,055
Long-term debt........................................       538        1,500
Other liabilities.....................................       139          158
                                                        ---------   ---------
      Total liabilities...............................     7,824        8,713
                                                        ---------   ---------

Convertible redeemable preferred stock................         -        5,200

Stockholders' equity:
  Common stock, no par value,
    25,000 shares authorized, 10,403 and 5,062
    shares issued and outstanding, respectively.......    32,961        1,896
  Retained earnings...................................     6,128        3,962
  Foreign currency translation adjustment.............        20            -
                                                        ---------   ---------
      Total stockholders' equity......................    39,109        5,858
                                                        ---------   ---------
                                                        $ 46,933    $  19,771
                                                        ---------   ---------
                                                        ---------   ---------


      See accompanying notes to consolidated condensed financial statements.

                                 OVERLAND DATA, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                    (In thousands)

                                                            Nine Months Ended March 31,
                                                            ---------------------------
                                                                  1997         1996
                                                               --------      --------
OPERATING ACTIVITES:

  Net income.................................................  $   2,165     $   1,396
  Adjustments to reconcile net income to
    cash provided by (used in) operating activites:
    Depreciation and amortization............................        768           628
    Changes in operating assets and liabilities:
      Accounts receivable....................................     (1,615)          895
      Inventories............................................     (2,421)       (3,503)
      Accounts payable and accrued liabilities...............         69           807
      Other assets and liabilities...........................       (313)         (139)
                                                               ---------     ---------
        Net cash provided by (used in)
          operating activites...............................      (1,347)           84
                                                               ---------     ---------
INVESTING ACTIVITES:
  Capital expenditures.......................................     (1,669)         (670)
                                                               ---------     ---------


FINANCING ACTIVITIES:
  Principal payments on notes payable........................          -          (747)
  Net proceeds (payments) under bank line of credit..........     (1,500)        1,100
  Borrowings under bank capital expenditure line.............        538             -
  Proceeds from sale of common stock.........................     25,865           353
  Other, net.................................................         20             -
                                                               ---------     ---------
    Net cash provided by financing activities................     24,923           706
                                                               ---------     ---------

Net increase in cash and cash equivalents....................     21,907           120
Cash and cash equivalents at the beginning of the period.....         19           101
                                                               ---------     ---------
Cash and cash equivalents at the end of the period...........  $  21,926     $     221
                                                               ---------     ---------
                                                               ---------     ---------

See accompanying notes to consolidated condensed financial statements.

                                OVERLAND DATA, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of Overland Data, Inc. and its subsidiaries ("Overland" or the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements reflect all normal recurring adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for all periods presented. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's registration statement on Form S-1 filed on February 21, 1997 with the Securities and Exchange Commission.

NOTE 2 -- INITIAL PUBLIC OFFERING

On February 21, 1997, the Company completed an initial public offering of its common stock. A total of 3,450,000 shares of common stock were sold in the offering, including 450,000 shares granted to the Company's underwriters in the form of an over-allotment purchase option which was exercised on the same day. Of the 3,450,000 shares sold in the offering, 613,636 shares were sold by certain shareholders of the Company and 2,836,364 shares were sold by the Company. Net proceeds to the Company from the offering after deduction of the underwriting discount and all expenses amounted to $25,659,000. As a result of the offering, all of the Company's then outstanding shares of convertible redeemable preferred stock were automatically converted into shares of common stock on a one-for-one basis.

NOTE 3 -- INVENTORIES

Inventories consist of the following ($000):

                                       March 31,     June 30,
                                         1997         1996
                                      ---------     --------
                 Raw materials        $   6,741     $  5,167
                 Work-in-process          3,004        1,816
                 Finished goods           1,101        1,442
                                      ---------     --------
                                      $  10,846     $  8,425
                                      ---------     --------
                                      ---------     --------

NOTE 4 -- SUBSEQUENT EVENT

Subsequent to the end of the quarter, two purported class action lawsuits were filed against the Company, its directors and certain of its officers. The complaints allege certain violations of the Securities Act of 1933 in connection with the Company's initial public offering and its registration statement on Form S-1 filed with the Securities and Exchange Commission on February 21, 1997. A further description of the complaints, against which the Company intends to vigorously defend itself, is provided in Part II, Item 1 below.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Advanced technology companies such as Overland Data are subject to numerous risks and uncertainties generally characterized by rapid technological change and other highly competitive factors. The Company's future revenue and operating results are dependent upon gaining further market acceptance for its LibraryXpress line of automated tape libraries and its ability to manufacture sufficient product to satisfy demand. The LibraryXpress products incorporate a line of DLT tape drives supplied by Quantum Corporation, which is the sole source for the DLT tape technology. Demand for the newest high-performance version of the drive (the DLT7000) has been extremely high and, as a result, the Company has been unable to obtain an adequate supply of such drives. The Company believes that the supply of DLT7000 drives will continue to be constrained during the second and third calendar quarters of 1997.

The Company's future revenue and operating results are also dependent upon market demand for its TapeXpress line of 18/36-track products which could be adversely affected by newly introduced competitive products and other factors. Although IBM recently selected the Company to be its supplier of 36-track products, IBM is not required to purchase minimum quantities pursuant to the supply arrangement. The future success of the Company will also depend upon its ability to develop, manufacture and market new and enhanced products on a timely and cost effective basis.

The risks and uncertainties noted above, along with others which could materially affect the Company's business, are set forth in the "Risk Factors", "Management's Discussion and Analysis" and other sections of the Prospectus dated February 21, 1997 included in the Company's Registration Statement No. 333-18583 on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the unaudited consolidated condensed financial statements.

                                      Three Months Ended      Nine Months Ended
                                           March 31                March 31
                                      ------------------      -----------------
                                       1997       1996         1997       1996
                                      ------     ------       ------     ------
Net sales...........................  100.0%     100.0%       100.0%     100.0%
Cost of goods sold..................   66.0       66.6         64.7       66.2
                                      ------     ------       ------     ------
Gross profit........................   34.0       33.4         35.3       33.8
                                      ------     ------       ------     ------
Operating expenses:
  Sales and marketing...............   11.3       14.2         12.4       12.9
  Research and development..........    6.4        7.9          7.3        8.1
  General and administrative........    7.7        6.8          6.9        6.2
                                      ------     ------       ------     ------
    Total expenses..................   25.4       28.9         26.6       27.2
                                      ------     ------       ------     ------
Income from operations..............    8.6        4.5          8.7        6.6
Other income (expense), net.........    0.1       (0.4)        (0.2)      (0.2)
                                      ------     ------       ------     ------
Income before income taxes..........    8.7        4.1          8.5        6.4
Provision for income taxes..........    3.5        1.5          3.4        2.3
                                      ------     ------       ------     ------
Net income..........................    5.2%       2.6%         5.1%       4.1%
                                      ------     ------       ------     ------
                                      ------     ------       ------     ------


   NET SALES. The Company's net sales of $15.4 million in the third quarter of fiscal 1997 grew by $4.5 million or 41.3% over sales of $10.9 million in the comparable quarter of the prior year. This growth was attributable primarily to new product introductions and new customers for existing products, partially offset by declines in the dollar amount of Quantum DLT products distributed by the Company, as well as declines in 18-track and 9-track sales. In March 1996, the Company began shipping the LXB, the first product in its new LibraryXpress product line. Sales of LibraryXpress were insignificant in the third quarter of fiscal 1996. However, in the third quarter of 1997, sales of LibraryXpress products amounted to $4.5 million, including a small amount of revenues related to the new global control unit, the second product of the LibraryXpress line which began shipping in March 1997. Another significant growth factor during the most recent quarter was the addition of IBM as a customer for the Company's 36-track products. Sales of 36-track products grew to $5.0 million, 150% over sales of $2.0 million in the third quarter of 1996, due principally to IBM shipments and the introduction of the T490E product which began shipping in March 1996.
Initial shipments of spares to IBM also contributed to sales growth for the most recent quarter. Offsetting these growth factors were declines in sales of DLT distributed products as well as declines in sales of the Company's mature 18-track and 9-track product lines. The decline in sales of distributed Quantum DLT products resulted from the fact that the products had become commodities in the marketplace and they were available from other suppliers at prices below those offered by the Company. In addition, a majority of the sales of Quantum DLT 4500/4700 loaders have been replaced by sales of the Company's own LibraryXpress products. Sales of 18-track and 9-track products declined by approximately 36% and 32%, respectively, relative to the comparable quarter of the prior year. These declines reflect an upward migration by the Company's customers from 18-track products to its 36-track products, which are 18-track compatible, and a general maturity of the 9-track technology, trends which the Company expects to continue in the foreseeable future.

Net sales for the nine month period ended March 31, 1997 amounted to $42.6 million, a 24.6% increase over sales of $34.2 million during the same period in fiscal 1996. This increase in sales was the result of the same trends experienced in the 1997 third quarter, although the decline in the dollar value of DLT distributed sales was more significant during the nine month period.

A summary of the sales mix by product for the periods presented in the statement of operations is as follows:

                                        Three Months Ended    Nine Months Ended
                                            March 31              March 31
                                        ------------------    ----------------
                                          1997      1996        1997      1996
                                         -----     -----       -----     -----
Company products:
  LibraryXpress........................   29.3%      0.3%       23.1%      0.1%
  36-track.............................   32.8      18.0        31.4      15.9
  18-track.............................    6.6      14.8        11.5      14.9
  9-track..............................   14.6      28.9        18.8      32.1
  Spare parts, controllers, other......   11.5      14.3         9.0      10.4

Other products:
  DLT distributed product..............    5.2      23.1         6.0      24.9
  HP distributed product...............      -       0.6         0.2       1.7
                                         ------    ------      ------    ------
                                         100.0%    100.0%      100.0%    100.0%
                                         ------    ------      ------    ------
                                         ------    ------      ------    ------

   GROSS MARGIN. The Company's gross margin percentage for the third quarter of 1997 was 34.0%, a slight improvement over the 33.4% margin reported in the third quarter of 1996. In the most recent quarter, improved margins on sales of spares, which are generally at higher prices, were offset by relatively lower margins on an increased level of OEM business. Increased price pressure was also experienced in the LibraryXpress products and the Company expects margins to soften slightly in the fourth fiscal quarter. The gross margin percentage in the third quarter of 1996 was impacted by a larger portion of the Company's revenues (23.1%) generated through sales of DLT distributed product at relatively lower margins compared to the Company's internally manufactured products. The gross margin percentage for the nine month period ended March 31, 1997 was 35.3%, an improvement over the 33.8% reported in the comparable 1996 period. The lower margins in the year-to-date period of the prior year were also attributable to a higher concentration of DLT distribution sales (24.9%) in comparison to the current year (6.0%) while the current year benefited from relatively higher margins on sales of the new LibraryXpress products (23.1% of sales in 1997 vs. .1% of sales in 1996).

   SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $1.7 million or 11.3% of net sales in the third quarter of 1997 compared to $1.5 million or 14.2% of sales in 1996. The high level of expenses relative to sales in 1996 was principally related to advertising and promotional expenses incurred in the Company's introduction of the LibraryXpress product line. Sales and marketing expense as a percent of sales for the nine month period remained relatively level at 12.4% in 1997 and 12.9% in 1996.

   RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to approximately $1.0 million or 6.4% of net sales in the third quarter of 1997 compared to $858,000 or 7.9% of net sales in the 1996 third quarter. For the nine month periods, R&D expenses represented 7.3% and 8.1% of sales in 1997 and 1996, respectively. The reduced expense level in the most recent quarter was the result of a delay in the timing of certain items relating to the development of the Company's new tape technology. In terms of absolute dollars, spending is expected to increase in the fourth quarter of 1997. The higher level of expenses in 1996 reflects a development focus on the initial products in the LibraryXpress line. In 1997, the focus shifted to the follow-on products in the LibraryXpress product line and to refinements of the 36-track products which the Company began shipping to IBM in the second quarter of fiscal 1997.

   GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $1.2 million or 7.7% of net sales in the third quarter of 1997 compared to $742,000 or 6.8% of sales in the 1996 third quarter. For the nine month periods, general and administrative expense represented 6.9% and 6.2% of sales in 1997 and 1996, respectively. The higher level of expenses in 1997 are primarily related to the Company's project to replace its enterprise-wide information and business systems. This includes an expansion of the Company's data processing department, as well as increased consulting fees and computer related expenses. The project is expected to be completed in the second quarter of fiscal 1998.

   OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of interest income and expense. Prior to the Company's initial public offering on February 21, 1997, interest expense related to borrowings under the Company's revolving bank line of credit, and in the first half of fiscal 1996 also included interest on acquisition indebtedness which was repaid in full in November 1995. After going public, the Company's revolving credit line was repaid in full. Only a small amount of debt remained outstanding at the end of the third quarter related to a capital expenditure line which was also repaid subsequent to quarter end. The Company is now generating interest income on the invested IPO proceeds.

   INCOME TAXES. The Company's provision for state and federal income taxes in fiscal 1997 was 40% of income before taxes, a rate which the Company expects will continue. The provision in fiscal 1996 was lower, approximately 36%, due to credits which did not recur in 1997.

   NET INCOME. Net income per share increased to $.09 in the third quarter of 1997 compared to $.04 in the 1996 third quarter. The calculation of earnings per share in the most recent quarter reflects a higher number of shares outstanding as a result of the initial public offering. The calculation is based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each respective period. The Company expects that the full dilutive effect of the IPO will result in the use of approximately 11 million shares in the calculation for the fourth quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1997, the Company used $1.3 million of cash for its operating activities, primarily to fund increased receivables and inventories in support of increased revenues. Approximately $1.7 million was spent on capital equipment during the period. Proceeds from the sale of stock, principally from the Company's initial public offering, amounted to $25.9 million. Approximately $1 million was used to repay bank indebtedness. Together, these activities generated a net increase and a quarter-end balance of approximately $21.9 million in cash and cash equivalents. The Company's working capital increased to $36.5 million at March 31, 1997 from $10.3 million at June 30, 1996.

The Company has a $5 million bank revolving line of credit which expires November 5, 1998. The total amount available under the line is limited to the lesser of $5 million or 80% of eligible receivables plus an overadvance of $1 million. The overadvance is reduced semi-annually by $150,000 on November 1 and May 1. The interest rates under the line depend on the type of advance selected; however, the primary advance rate is the bank's prime lending rate plus .5%. To obtain funds under the line, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of May 9, 1997, the Company was in compliance with all such covenants and had no outstanding advances under the line. The Company also has a $2 million capital expenditure line with the same bank which provides for advances until January 15, 1998, at which time the outstanding borrowings convert to an installment note with quarterly payments commencing April 15, 1998. As of May 9, 1997, the Company had no outstanding advances under the line.

The Company believes that its existing resources of cash and cash equivalents, as well as its bank lines of credit, will provide sufficient cash to fund its working capital needs and capital expenditures for the foreseeable future.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On April 21, 1997, a purported class action lawsuit was filed in the U.S. District Court, Southern District of California, against the Company, its directors and certain of its officers. The complaint (EDWARD MARUCCI VS. OVERLAND DATA, ET AL) alleges certain violations of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the registration statement on Form S-1 filed with the Securities and Exchange Commission on February 21, 1997. The complaint alleges that the Company improperly disclosed a component supply problem relating to one of the Company's product lines. The plaintiff, a shareholder holding 1,000 shares of the Company's common stock, seeks for himself and the purported class (purchasers of Overland Data stock during the period from February 21, 1997 to March 14,
1997) rescission of their stock purchases or rescissory damages if their shares have been sold, as well as attorney's fees and other costs and expenses.

On May 2, 1997, a second purported class action lawsuit was filed in the U.S. District Court, Southern District of California, by a different shareholder (RANDY WARMAN VS. OVERLAND DATA, ET AL.) holding 500 shares of the Company's common stock, alleging the same violations of the Securities Act against the same defendants as were named in the first lawsuit. The plaintiff in the second lawsuit purports to represent the same class as the first lawsuit, and seeks the same general relief.

The Company intends to vigorously defend itself against each of the above-referenced lawsuits.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. Effective January 24, 1997, shareholders of the Company by written consent in lieu of a special meeting approved four items as follows: (i) an increase in the number of authorized shares of common stock from 9 million to 25 million, (ii) a fair price amendment to the Company's Articles of Incorporation, (iii) the Company's 1996 Employee Stock Purchase Plan, and
     (iv) the form of indemnification agreement to be entered into between the Company and its directors, officers and certain key employees. Votes representing a total of 6,698,075 shares constituting a majority (89%) of the shares eligible to vote were cast in favor of the proposals; a total of 848,423 shares abstained.

2. Effective January 27, 1997, shareholders of the Company by written consent in lieu of a special meeting approved an amendment to the Company's Articles of Incorporation to eliminate all authorized shares of Preferred Stock and related provisions upon completion of the Company's initial public offering. All of the shareholders solicited for this action voted in favor of it and represented 4,462,056 shares constituting a majority (59%) of the shares eligible to vote.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11.0 Computation of Earnings Per Common Share

          27.0 Financial Data Schedule


     (b)  Reports on Form 8-K

          1. Form 8-K filed March 17, 1997 relating to the Company's March 16, 1997 announcement related to the supply of DLT7000 drives by Quantum Corporation.

          2. Form 8-K filed April 21, 1997 relating to the Company's April 15, 1997 announcement of its earnings for the third fiscal quarter ended March 31, 1997 and the initiation of a stock repurchase program.

          3. Form 8-K filed April 29, 1997 relating to the Company's April 25, 1997 announcement of a class action lawsuit filed against the Company and certain of its officers and directors.



                                     SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   OVERLAND DATA, INC.

Date: May 12, 1997                                 By:  /s/ Vernon A. LoForti
                                                        ----------------------
                                                        Vernon A. LoForti
                                                        Vice President and
                                                        Chief Financial Officer