Form 10-K
period 1997-06-30
OVERLAND DATA INC
filed 1997-09-29
CIK 889930

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED:  JUNE 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                For the transition period from _____ to _____

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

                                (619) 571-5555
            (Registrant's telephone number, including area code)
                            ________________________

         Securities registered pursuant to Section 12(b) of the Act:
                                      None

         Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 15, 1997 was $35,477,000 based on the closing price reported on such date by the NASDAQ National Market System. Shares of Common Stock held by officers and directors and by persons who hold 5% or more of the outstanding Common Stock have been excluded from the calculation of this amount in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of June 30, 1997, the number of outstanding shares of the registrant's Common Stock was 10,435,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with registrant's 1997 Annual Meeting of Shareholders to be held on November 11, 1997 (the "Proxy Statement") are incorporated herein by reference into Part III of this Report.

                              PART I

     THIS REPORT CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

ITEM 1.    BUSINESS

     Overland Data, Inc. (herein "Overland Data", "Overland" or the "Company") designs, develops, manufactures, markets and supports magnetic tape data storage systems used by businesses for backup, archival and data interchange functions with mini-computers, workstations, PC/LAN (Microsoft Windows NT and Novell Netware) and UNIX client/server networks, and personal computers. The Company's primary products, automated tape libraries, combine electro-mechanical robotics, electronic hardware and firmware which are developed by the Company with an emphasis on efficiency of design, functionality and reliability. The Company offers three product lines which are all based on one-half inch, linear magnetic tape technologies and, with the exception of the tape drives in its LibraryXpress product line, are designed and manufactured in-house. It also distributes products manufactured by other original equipment manufacturers ("OEM's") and markets various other products, including controller cards which connect its tape drives to personal computers, interchange software developed by the Company, storage management software supplied by third parties, spare parts and tape media.

PRODUCTS

     The Company produces tape drives, tape loaders and automated tape libraries based on removable tape technologies. It currently provides turnkey data storage solutions to customers in distinct markets through three product lines that utilize three generations of half-inch magnetic tape technologies. The network backup market is served by LibraryXpress, the Company's DLT-based automated tape library product line, which provides automated backup as companies migrate to enterprise-wide client/server networks. The mid-range data interchange and backup market is served by TapeXpress, the Company's 18/36-track product line. The desktop data interchange market is served by TapePro, the Company's 9-track product line, which targets personal computer and workstation users who need access to data created on legacy systems.

- LIBRARYXPRESS - The LibraryXpress product line of automated tape libraries is based on DLT technology and tape drives supplied by Quantum Corporation. In March 1996, the Company commenced shipment of the LXB base unit, which consists of one or two DLT drives and a ten-cartridge removable magazine. The Company currently offers the LXB with 2000XT, 4000 or 7000 DLT tape drives. During the third quarter of fiscal year 1997, the Company commenced shipment of (i) the LXG global control module which provides an additional 16-cartridge magazine, library control from a single point and the ability to modularly stack up to eight LXB or LXC capacity modules, and (ii) the LXC capacity module which consists of a 16-cartridge magazine and no drives. The LXG enables users to pass cartridges from module to module as one integrated unit, providing true scalability and allowing end-users to expand their storage capacity to meet their growing business needs while protecting their original LXB investment. In May 1997, the Company began shipping the LXS MiniLibrary, a single-drive, non-scalable version of the LibraryXpress to serve the lower end of the network market.

- TAPEXPRESS - The TapeXpress product line of 18/36-track drives and loaders is based on IBM's 3480/3490/3490E technologies. The installed base of 3480 and 3490 drives and cartridges is very large and their primary function currently is for data interchange. Based on the size of this installed base and the mature nature of this technology, the Company considers its 18-track products to be legacy products. The Company's T490E, L490E and L60E products are compatible with the 36-track IBM 3490E format, are used extensively on AS400 and RS6000 minicomputers, and are the only products in the marketplace that are capable of reading and writing in both 18 and 36-track formats. Overland's products connect easily to numerous hardware platforms and are supported by many popular backup and hierarchical storage management ("HSM") software packages. During fiscal year 1997, IBM selected the Company to be its supplier of 36-track products.

- TAPEPRO - The TapePro product line consists of compact, lightweight and low-cost desktop tape drives, and a legacy tape drive sold primarily to Digital Equipment Corporation ("DEC") for replacement purposes. Nine-track tape once was the only tape technology used for archive, backup and data interchange functions. Today, 9-track tape is used only for data interchange, a limited function used to access data that generally was stored when 9-track was the only tape technology. Data interchange continues to be important for end-users who need to access data on the estimated 250 million 9-track reels worldwide. Although new information currently is not stored on 9-track tape, end-users need to access information stored on these tapes periodically and it generally is not cost-efficient to transfer this information to another storage medium. The Company has not recently, and will not in the future, invest additional research and development resources in the 9-track product line.

     Each of the Company's products is installed on specific computer platforms with the appropriate backup, data interchange or storage management software. Overland actively works with a number of backup and storage management software companies to confirm that its products are properly supported. Currently, more than 40 different software packages support the Company's products. For instance, on the Novell Netware and Microsoft Windows NT platforms, the software packages include products from Cheyenne Software, Seagate Software, Inc. (Arcada and Palindrome), Legato Systems Incorporated ("Legato Systems"), and STAC Inc. On UNIX platforms, the software packages include products from Legato Systems, IBM, Cheyenne Software and Peripheral Device Corporation.

SALES AND MARKETING

     The Company sells its products through four channels: (i) original equipment manufacturers ("OEM"), (ii) volume, consisting of systems integrators, technical distributors and value added resellers ("VARs"), (iii) resellers, and
(iv) end-users. Overland's products are sold both domestically and internationally. Currently, a significant portion of its 9-track, 18-track and 36-track products are sold through the OEM channel, principally to IBM and DEC. Regardless of the channel through which they are sold, all of Overland's products are designed and manufactured to meet OEM level requirements and reliability standards. Because the OEM qualification process can take six to 18 months to complete, the Company's initial sales of new products are often made to other volume and reseller customers and end-users, which typically evaluate, integrate and adopt new technologies and products more quickly. After qualification and acceptance, OEM sales generally represent an increasing proportion of a product's unit sales and are important to the Company in terms of validating its products in the marketplace and achieving desirable production volume.

- OEM CHANNEL - The Company currently has supply agreements with Groupe Bull S.A., DEC, IBM, Intergraph Corporation, NCR Corporation and Symbios Logic, Inc., all of which incorporate Overland's products into their system offerings. Subsequent to June 30, 1997, the Company also entered into a supply agreement with Siemens Nixdorf Informationssysteme AG in Europe and expanded its agreement with DEC to cover all three of Overland's product lines. Overland often works with its OEM customers early in a new product development cycle in order to design its products to meet their specifications. The OEM sales cycle is often lengthy and typically consists of a general technology evaluation, qualification of product specifications, verification of product performance against these specifications, integration testing of the product within the customers' systems, product announcement and volume shipment. As is typical in the industry, the Company's OEM contracts provide for annual price reviews and the customers are not required to purchase minimum quantities. DEC has been the Company's largest customer, accounting for approximately 14%, 23% and 21% of sales in fiscal years 1997, 1996 and 1995, respectively. Shipments to IBM accounted for just over 10% of sales in fiscal 1997. No other customer accounted for more than 10% of sales in any year during the three-year period. The Company supports this channel through a field sales office and other Company field representatives.

- VOLUME CHANNEL - The Company's volume channel includes systems integrators, technical distributors and VARs, each of which sells to both resellers and end-users. Certain of the Company's volume channel customers specialize in the insurance, banking, financial, geophysical and medical industries, and offer a variety of value-added services relating to the Company's products. Overland's products frequently are packaged by these customers as part of a complete data processing system or combined with other storage devices, such as redundant array of independent disks ("RAID") systems, to deliver a complete storage subsystem. These customers also recommend the Company's products as replacement solutions when backup systems are upgraded, and bundle its products with storage management software specific to the end-user's system. The Company supports this channel through a field sales office and other field representatives.

- RESELLER AND END-USER CHANNELS - The Company maintains internal capabilities to serve end-user customers when its other channel partners are unable to do so, even though the end-user channel as a percentage of sales is decreasing. The Company supports this channel through its in-house sales force. The Company believes that direct sales and contact with end-users and the resellers which sell to them, provide the Company with important information about the performance of its products on various platforms and with various software applications.

- INTERNATIONAL BUSINESS - The Company has a wholly-owned subsidiary located in Wokingham, England which provides sales, technical support, repair and manufacturing integration for the European marketplace. The Company assigns to its international distributors the right to sell Overland's products in a country or group of countries. These distributors then sell the Company's products to systems integrators, VARs and end-users. In addition, many domestic customers ship a portion of the Company's products to their overseas customers. Sales personnel are located in various cities throughout Europe, while sales personnel located in the Company's corporate offices serve the Pacific Rim, South America, Australia, New Zealand and Mexico. Export sales by the Company, principally in Europe, for the years ended June 30, 1997, 1996 and 1995 were approximately $14,391,000, $12,775,000 and $7,737,000, respectively.

     Overland supports its sales efforts with various marketing programs designed to build the Company's brand name and attract new customers. Its channel partners are provided with a full range of marketing materials, including product specification literature, software connectivity information and application notes. The Company's management and engineering personnel work with the channel partners to provide support and, in certain instances, visit potential customer sites to explain and demonstrate the technical advantages of the Company's products. In addition, the Company holds two conferences each year to inform its channel partners of new product developments and programs and to discuss emerging trends in their markets. The Company also maintains press relations both domestically and in Europe, advertises in computer systems publications targeted to its channels and offers market development funds to all of its channel partners except for OEM customers and end-users. Overland participates in national and regional trade shows both domestically and internationally and displays its products at the CEBIT show in Europe and domestically at COMDEX, NetWorld/InterOp and AIIM. The Company also maintains a World Wide Web site (http://www.overlanddata.com), which features marketing information, includes news releases and product specifications, and has a computer BBS from which customers can download application, service and technical support notes.

CUSTOMER SERVICE AND SUPPORT

     Overland's technical support personnel, located both in its headquarters facility and its U.K. office, are trained with respect to the Company's products and assist customers with "plug-and-play" compatibility between multiple hardware platforms, operating systems and backup, data interchange and storage management software. The Company's application engineers are available to solve more complex customer problems and visit customer sites when necessary. Customers that need service and support can contact the Company through its toll-free telephone lines, facsimile and Internet e-mail.

     The Company's standard warranty is a two-year return-to-factory policy which covers both parts and labor. For products that it distributes and for drives and tapes used in the Company's products that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company also offers on-site service for certain of its products, including 24-hour service, seven days a week, for which it contracts with third-party service providers.

COMPETITION

     The worldwide tape storage market is intensely competitive as a large number of manufacturers of alternative tape technologies compete for a limited number of customers and barriers to entry are relatively low in the library category. The Company currently participates in three market areas which are defined by different tape technologies: (i) network data storage;
(ii) data backup and interchange based on IBM compatible 3480/3490 technology; and (iii) data interchange based on 9-track reel-to-reel technology. In each of these areas, many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than the Company. For network data storage, the LibraryXpress products currently compete with products made by Advanced Digital Information Corporation ("ADIC"), ATL Products, Inc. ("ATL"), Breece Hill Technologies, Inc. ("Breece Hill"), Hewlett-Packard Company ("Hewlett-Packard"), Quantum and Storage Technology Corporation ("Storage Technology"), and the Company believes that additional competitors can be expected to enter the market. For the data backup and interchange market, which is based on IBM compatible 3480/3490 technology, the Company offers a product line of 18 and 36-track products, which the Company believes compete primarily with products made by Fujitsu Computer Products of America, Inc. ("Fujitsu"), Hitachi Data Systems Corporation ("Hitachi"), Laser Magnetic Storage and Storage Technology. For the 9-track data interchange market, the Company believes it competes with Anritsu American Incorporated, Hewlett-Packard and M4 Data, Inc.

RESEARCH AND DEVELOPMENT

     The Company currently employs 36 people in its its research and development ("R&D") department, including 22 engineers who have extensive experience in the tape industry. Many of these engineers are former employees of tape drive companies such as Cipher Data Products, Archive Corporation and Conner Peripherals, Inc., and have developed significant expertise in electrical, mechanical and firmware design. Martin D. Gray, the Company's co-founder, formerly served as Manager of R&D at Cipher, has 25 years of experience in the tape industry, is the inventor of several tape patents and leads the Company's R&D efforts to develop new technologies.

     The Company's R&D department is capable of developing both tape drives and robotic mechanisms, including the development of various aspects of data channels, data compression, intelligent interfaces and firmware (embedded systems software). This includes the ability to develop and test a tape path, which is the core of any tape technology. Overland believes that these capabilities provide it with a better understanding of tape technologies in general and enable the Company to provide higher value-added content by designing reliable products that better utilize the advantages of specific technologies.

     The Company's current R&D efforts are focused on the commercialization of a new tape coding technique which it has developed and which utilizes the concept of "partial response maximum likelihood." The Company believes that this technique has the potential of significantly expanding the capacity and throughput of any linear tape technology. The Company has been awarded one patent and has other patents pending which relate to various aspects of this technique. No prototypes currently exist which embody the new technique, and there can be no assurance that the Company will succeed in its efforts to develop such a product or commence shipment within its expected time frame or at all. In addition, the Company is working on the development of automated tape libraries using other tape technologies and is working on enhancements to certain of its 36-track products to increase their speed and performance. The Company's R&D expenditures amounted to $4.1 million, $3.7 million and $3.1 million in fiscal years 1997, 1996 and 1995, respectively, representing 7.0%, 7.8% and 8.1% of net sales, respectively. The Company's intends to spend 7.0% to 8.0% of net sales on a sustained basis. Despite its R&D focus, there can be no assurance that the Company will be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis or that new products will gain market acceptance.

MANUFACTURING

     The Company has a fully integrated factory in San Diego, California with three separate production lines. Its newest line, set up in January 1996, was established for the production of the LibraryXpress products. A second line is used for the production of both 18-track and 36-track products and a third line is used for 9-track products. All of the Company's production lines and manufacturing processes have been certified by major OEM customers. Overland performs product assembly, integration and testing, while leaving component and piece-part manufacturing to its supplier partners. The Company works closely with a group of regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet the Company's specifications and present and future volume requirements. A number of the Company's parts and components are not available off the shelf, and are specifically designed by the Company for integration into its products. The number of suppliers is kept to a minimum to utilize their specific capabilities across several product lines. Management of this supply chain is critical, because the average material content of the Company's products represents approximately 80% of cost of goods sold.

     In general, products are built to an intermediate stage or standard module and are customized at the end of the manufacturing process to meet specific customer needs or variations in product profiles. The Company believes that this capability represents an effective way for the Company to minimize its inventory levels while maintaining the ability to fill specific customer orders in short lead times. Inventory planning and management are coordinated closely with suppliers and customers to match the Company's production to market demand. Product orders are confirmed and, in most cases, shipped to the customer within one week. The Company fills orders as they are received and therefore believes that its backlog levels are not indicative of future sales.

     In its current facility, the Company has the capacity to support unit output several times greater than its current run rate. All of its manufacturing lines are capable of producing, on a single shift, double the capacity of the current fiscal year forecast. The Company carefully controls and adjusts the staffing of this capacity to meet the requirements at any specific time. Further capacity increases could be achieved by adding multiple shifts or moving to a full-time factory.

PROPRIETARY RIGHTS

     The Company believes that, because of the rapid pace of technological change in the tape storage industry, patent, copyright, trademark and trade secret protection are less significant than factors such as the knowledge, ability and experience of the Company's personnel, new product introductions and product enhancements. Notwithstanding the foregoing, the Company relies on a combination of patent, copyright, trademark and trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. Such rights, however, may not preclude competitors from developing substantially equivalent or superior products to those of the Company. In addition, there can be no assurance that any patents held by, or that may be issued to, the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company.

     The Company has entered into a five-year cross-license agreement with IBM, effective January 1, 1996. Pursuant to the terms of the agreement, the Company may use any of the patents owned by IBM within certain designated areas of technology and IBM may use any of the patents of the Company that were in existence at the effective date of the agreement or which are issued during the term of the agreement. In consideration for this agreement, the Company is required to pay royalty fees to IBM in an amount equal to 2.7% of world-wide revenues generated from the Company's 18 and 36-track product sales, exclusive of those sold to IBM.

EMPLOYEES

     The Company had 208 employees (full-time equivalents) as of June 30, 1997, including 49 in sales and marketing, 36 in research and development, 91 in manufacturing and operations and 32 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the Company's employees and management believes that its relationship with its employees is good.

                                 RISK FACTORS

     AN INVESTMENT IN THE COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, THE ACCURACY OF WHICH IS SUBJECT TO MANY RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING RISK FACTORS, WHICH SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS.

RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON NEW PRODUCT DEVELOPMENT

     The market for the Company's products is generally characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely innovation. The future success of the Company will depend on its ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of such new and enhanced products. In particular, the Company's future success is dependent on its LibraryXpress product line. As a whole, the product line is relatively new and certain of the recently announced modules have not yet achieved widespread market acceptance. LibraryXpress is facing increasing competition both from competitive automated tape library products, and can be expected to face competition from other storage devices that may be developed in the future. The DLT tape drives used by the Company in its LibraryXpress products are obtained from a sole supplier, Quantum Corporation ("Quantum"). From time to time, Quantum customers such as the Company (and its competitors) have been unable to obtain as many DLT tape drives as needed due to drive shortages or quality issues. See "Dependence on Certain Suppliers." Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance that the Company will be able to meet its product development schedules, including those for products based on its new partial response tape coding technique, or that development costs will be within budgeted amounts. If the products or product enhancements that the Company develops are not deliverable due to developmental problems, quality issues or component shortage problems or if such products or product enhancements do not achieve market acceptance or are unreliable, the Company's business, financial condition and results of operations may be materially and adversely affected. The introduction (whether by the Company or its competitors) of new products embodying new technology such as new sequential or random access mass storage devices and the emergence of new industry standards can render existing products obsolete or not marketable.

COMPETITION AND PRICE PRESSURE

     The worldwide tape storage market is intensely competitive as a large number of manufacturers of alternative tape technologies compete for a limited number of customers and barriers to entry are relatively low in the library category. The Company currently participates in three market areas which are defined by different tape technologies: (i) network data storage; (ii) data backup and interchange based on IBM compatible 3480/3490 technology; and (iii) data interchange based on 9-track reel-to-reel technology. In each of these areas, many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than the Company. For network data storage, the LibraryXpress products currently compete with products made by ADIC, ATL, Breece Hill, Hewlett-Packard, Quantum and Storage Technology, and the Company believes that additional competitors can be expected to enter the market. For the data backup and interchange market, which is based on IBM compatible 3480/3490 technology, the Company offers a product line of 18 and 36-track products, which the Company believes compete primarily with products made by Fujitsu, Hitachi, Laser Magnetic Storage and Storage Technology. For the 9-track data interchange market, the Company believes it competes with Anritsu American Incorporated, Hewlett-Packard and M4 Data, Inc. Except for the 9-track data interchange market, the markets for the Company's products are characterized by significant price competition, and the Company anticipates that its products will face increasing price pressure. This pressure could result in significant price erosion, reduced profit margins and loss of market share, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON CERTAIN SUPPLIERS

     The Company's products have a large number of components and subassemblies produced by outside suppliers and it is highly dependent on such suppliers for components and subassemblies, including DLT tape drives, read-write heads, printed circuit boards and integrated circuits, which are essential to the manufacture of the Company's products. In addition, for certain of these items, the Company qualifies only a single source, which can magnify the risk of shortages and decrease the Company's ability to negotiate with its suppliers on the basis of price. If such shortages occur, or if the Company experiences quality problems with suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company's business, financial condition and results of operations. Specifically, the Company's new LibraryXpress automated tape libraries incorporate DLT tape drives manufactured by Quantum, which is also a competitor of the Company in that Quantum markets its own tape drives and tape loader products. Currently, there are no alternative sources for the DLT tape drives supplied by Quantum. The Company does not have a long-term contract with Quantum, which could cease supplying DLT tape drives directly to the Company. From time to time in the past, the Company has not been able to obtain as many drives as it has needed from Quantum due to drive shortages or quality issues. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations. During fiscal 1997 and in the first quarter of fiscal 1998, the Company has experienced problems with the supply of DLT drives and such problems have adversely affected the Company's sales and earnings during this period.
While the Company believes that the problems relating to the supply of DLT drives are being solved by Quantum, no assurance can be given that such problems will be resolved, that they will not re-occur, or that the Company will not experience similar or more serious disruptions in supply in the future.

FLUCTUATION IN RESULTS

     The Company's results can fluctuate substantially from time to time for various reasons. All of the markets served by the Company are volatile and subject to market shifts, which may or may not be discernible in advance by the Company. A slowdown in the demand for workstations, mid-range computer systems and networks could have a significant adverse effect on the demand for the Company's products in any given period. The Company has experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. The Company's customers may cancel or delay purchase orders for a variety of reasons, including the rescheduling of new product introductions, changes in their inventory practices or forecasted demand, general economic conditions affecting the computer market, changes in pricing by the Company and its competitors, new product announcements by the Company or others, quality or reliability problems related to the Company's products, or selection of competitive products as alternate sources of supply. In addition, because a large portion of the Company's sales are generated by its European channel, the first fiscal quarter (July through September) has been impacted by seasonally slow European orders, reflecting the summer holiday period in Europe. The Company's operations may reflect substantial fluctuations from period to period as a consequence of such industry shifts, price erosion, general economic conditions affecting the timing of orders from customers, the supply of DLT drives, as well as other factors discussed herein. In particular, the Company's ability to forecast sales to distributors and VARs, and increasingly to OEMs, is especially limited as such customers typically provide the Company with relatively short order lead times or are permitted to change orders on short notice. A portion of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. The Company's gross profit has fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, manufacturing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. Generally, new products have higher gross margins than more mature products. Therefore, the Company's ability to introduce new products in a timely fashion is an important factor to its profitability. Based upon all of the foregoing, the Company believes that period-to-period comparisons of its revenues and operating results will continue to fluctuate and are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, in some future quarter the Company's revenues and operating results could be below the expectations of public market analysts or investors, which could result in a material adverse effect on the price of the Common Stock.

REPLACEMENT OF INFORMATION SYSTEMS

     In July 1996, the Company began a project to replace its enterprise-wide information and business systems by the end of fiscal year 1997 to more effectively address the complexities of the Company's business and to support its growth in the next five years. The project has been delayed by one quarter and there can be no assurance that future delays in the implementation process will not occur. The failure to successfully accomplish the replacement of these systems in a timely manner, or any failure otherwise to achieve the necessary levels of information and business system support, could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATED TO FOREIGN SOURCING AND FOREIGN SALES

     Because a number of the Company's key components are currently manufactured in Singapore and Malaysia, its results of operations can be affected by fluctuations in currency exchange rates. The Company's international procurement is also subject to certain other risks common to foreign operations in general, including government regulation and import restrictions. During fiscal year 1997, approximately 10% of the Company's cost of goods sold consisted of materials purchased from suppliers in Singapore and Malaysia. An adverse foreign exchange movement of the U.S. dollar versus the Singapore dollar or other currency, or the imposition of import restrictions or tariffs by the U.S. government on products or components shipped from Singapore, Malaysia or another country could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because of the Company's use of components produced overseas, the sale of the Company's products to domestic federal or state agencies may be restricted by limitations imposed by the Buy American Act or the Trade Agreement Act.

     Direct international sales accounted for 24% of sales in fiscal year 1997, and the Company expects that international sales will continue to grow and represent an even greater proportion of the Company's revenues in the future. Sales to customers outside the U.S. are subject to various risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, as well as the greater difficulty of administering business overseas. Furthermore, although the Company endeavors to meet standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products that comply with foreign standards could have a material adverse effect on the Company.

     In the second half of fiscal year 1997, the Company began assembling and shipping certain of its products from its Wokingham facility in the U.K. Products shipped to European customers from the Wokingham facility are denominated and invoiced in British Pounds Sterling, thereby creating foreign currency risk as the positive cash flows being generated by the Wokingham facility must be periodically repatriated. Subsequent to June 30, 1997, the Company began hedging this risk by buying U.S. dollars forward in the futures market. It is expected, however, that most European customers outside of the U.K. will choose to be billed in U.S. dollars once the enterprise-wide information and business system becomes operational and provides for the capability of multi-currency billing. If this occurs, then the Company's foreign currency exposure will be lessened.

DEPENDENCE ON KEY EMPLOYEES

     The Company's future success depends in large part on its ability to retain certain key executives and other key personnel, many of whom have been instrumental in developing new technologies and setting strategic plans. The Company's growth will also depend in large part on its continuing ability to hire, motivate and retain highly qualified management, technical, sales and marketing team members. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified personnel in the future.

TECHNOLOGY AND INTELLECTUAL PROPERTY

     The Company believes that, because of the rapid pace of technological change in the tape storage industry, patent and trade secret protection are less significant than factors such as the knowledge, ability and experience of the Company's personnel, new product introductions and product enhancements. Nonetheless, the Company's ability to compete effectively depends in part on its ability to develop and maintain proprietary aspects of its technology. There can be no assurance that any future patents will be granted or that any patents will be valid or provide meaningful protection for the Company's product innovations. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as U.S. laws. Furthermore, there can be no assurance that competitors will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. The Company also relies on a combination of copyright, trademark, trade secret and other intellectual property laws to protect its proprietary rights. Such rights, however, may not preclude competitors from developing substantially equivalent or superior products to those of the Company's. In addition, many aspects of the Company's products are not subject to significant intellectual property protection. While the Company is not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that it will not become so involved in the future or that its products do not infringe any intellectual property or other proprietary right of any third party. An adverse outcome in litigation or similar proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease marketing or using certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS

     The Company may in the future pursue acquisitions of complementary businesses, products or technologies as it seeks to expand and increase the value-added component of its product offerings. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and personnel of the acquired business, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no direct prior experience, and the potential loss of key employees of the acquired business. In addition, future acquisitions by the Company may result in potentially dilutive issuances of equity securities and the incurrence of additional debt and amortization expenses related to goodwill and other intangible assets which could adversely affect the Company's business, financial condition and results of operations.

WARRANTY EXPOSURE

     The Company generally provides a two-year, return-to-factory warranty on its products. For certain products, it provides or offers for sale a two-year on-site warranty which is supplied by a third party service provider. The Company pays the negotiated price of the contract to the service provider in advance and the service provider is then responsible for the costs of providing warranty service during the term of the contract. For products which the Company distributes and for tape drives used in the Company's products but manufactured by a third party, the Company passes on to the customer the related manufacturer's warranty. Although the Company has established reserves for the estimated liability associated with product warranties, there can be no assurance that such reserves will be adequate or that the Company will not incur substantial warranty expenses in the future with respect to new or established products.

ITEM 2.  PROPERTIES

     The Company leases all facilities used in its business. Its headquarters are located in San Diego, California in a 3-building light industrial complex comprising approximately 121,000 square feet. The lease expires in August 2002. The San Diego facility houses all of the Company's research and development and administrative functions as well as a major portion of manufacturing, sales, sales administration, marketing and customer support. The Company also leases a small facility located in Wokingham, England which houses some light manufacturing, sales, sales administration and customer support for the European marketplace. Two other small facilities are leased in Longmont, Colorado and in Nashua, New Hampshire for the development of R&D prototypes and an OEM sales office, respectively. The Company believes that its facilities are suitable for their uses and are, in general, adequate for the Company's current and identified future needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, its directors and certain of its officers have been named as defendants in two putative class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints allege that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission on February 21, 1997. The suits seek rescission of their share purchases or rescissory damages if their shares have been sold, as well as attorneys' fees and other costs and expenses.

     On September 16, 1997, the Court entered an Order permitting the voluntary dismissal of the first-filed lawsuit without prejudice. The plaintiff in the second lawsuit now has been appointed as the Lead Plaintiff in this litigation, but the defendants have not yet been required to answer the allegations in the complaint. No discovery has been conducted, and the outcome of the remaining lawsuit cannot be determined. However, management believes that it has meritorious defenses and intends to defend against the remaining lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage against suits of this nature, and other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    [caad 214]PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "OVRL" on February 21, 1997, the effective date of its initial public offering. As of September 15, 1997, there were approximately 100 shareholders of record. The Company has not paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The high and low closing prices of Overland Data Common Stock from February 21, 1997 through June 30, 1997 were as follows:

PRICE RANGE OF COMMON STOCK
                                            High             Low
          Fiscal 1997:
            Third quarter                  $13.00           $4.75
            Fourth quarter                   7.00            4.75

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited consolidated financial statements of the Company and the notes thereto. This information should be read in conjunction with Item 7 of this Report - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the consolidated financial statements of the Company and the related notes thereto set forth at the pages indicated in Item 14(a)(1).

                                                              Ten
                                                             months     Year
                          At or for Years Ended June 30,     ended      ended
                        ----------------------------------  June 30,  August 31,
                          1997     1996     1995     1994    1993(3)     1992
                        -------  -------  -------  -------  --------  ----------
                                 (in thousands except per share data)
SUMMARY OF OPERATIONS
Net sales               $59,146  $47,226  $38,156  $34,044    $11,892   $9,855
Gross profit             20,371   16,081   11,115   11,154      4,848    4,320
Income (loss) from
  operations              4,736    3,541      980      587       (456)    (664)
Income (loss) before
  income taxes            4,987    3,413      770      356       (412)    (546)
Net income (loss)(1)      3,100    3,159      501      137       (484)    (486)
Net income (loss) per
  share(2)                  .34      .40      .07      .02       (.09)    (.10)

BALANCE SHEET DATA
Cash and cash
  equivalents           $18,926  $    19  $   101  $ 1,332    $    79
Working capital          36,733   10,307    6,430    5,097      4,063
Total assets             48,260   19,771   14,453   14,329      8,950
Long-term debt,
  net of current
    portion                  --    1,500    1,400      747      1,255
Convertible redeemable
  preferred stock            --    5,200    5,567    5,879      4,315
Shareholders' equity     40,317    5,858    1,767      900        682
----------------------
(1) The Company's effective tax rate for the year ended June 30, 1996 was affected in the fourth quarter of the year by a one-time tax valuation allowance adjustment, which reduced income tax expense and correspondingly increased net income by $997,000, or $.13 per share. Without this adjustment, for the year ended June 30, 1996 net income and net income per share would have been $2,162,000 and $.28, respectively.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per share.

(3) In 1993, the Board of Directors approved a change in the Company's fiscal year to June 30 from August 31. Consequently, the consolidated financial statements for the period ended June 30, 1993 reflect ten months of actual results.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.

     THIS REPORT CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

     Overland Data designs, develops, manufactures, markets and supports magnetic tape data storage systems used by businesses for backup, archival and data interchange functions. The Company's primary products are currently based on three different half-inch magnetic tape technologies: (i) DLT, (ii) 18 & 36-track and (iii) 9-track. In March 1996, the Company introduced the LibraryXpress, a scaleable automated tape library system incorporating DLT tape drives, and began shipping the LXB base module. In the second half of fiscal 1997, the Company introduced two additional modules: the LXG global control unit and the LXC capacity module. In May 1997, the LXS MiniLibrary, a single-drive, non-scalable version of the LibraryXpress, was introduced to serve the lower end of the network market. The Company's second product line, TapeXpress, consists of 18 and 36-track products based on the IBM 3480/3490/3490E technologies. Its third product line, TapePro, consists of 9-track reel-to-reel tape drives which are used exclusively for data interchange. The Company also distributes a line of DLT products manufactured by Quantum and markets other items supplied by third parties including controller cards, interchange software, storage management software, spare parts and tape media.

RESULTS OF OPERATIONS

     The following tables set forth certain data as a percentage of net sales:

          STATEMENT OF OPERATIONS:
                                          Fiscal Years Ended June 30,
                                          ----------------------------
                                            1997      1996      1995
                                          -------   --------  --------
          Net sales                        100.0%    100.0%    100.0%
          Cost of goods sold                65.6      65.9      70.9
                                          -------   --------  --------
          Gross profit                      34.4      34.1      29.1
                                          -------   --------  --------
          Operating expenses:
             Sales and marketing            12.3      12.6      12.8
             Research and development        7.0       7.8       8.1
             General and administrative      7.1       6.2       5.7
                                          -------   --------  --------
          Total Expenses                    26.4      26.6      26.6
                                          -------   --------  --------
          Income from operations             8.0       7.5       2.5
          Interest and other, net             .4       (.3)      (.5)
                                          -------   --------  --------
          Income before income taxes         8.4       7.2       2.0
          Provision for income taxes         3.2        .5        .7
                                          -------   --------  --------
          Net income                        5.2%       6.7%      1.3%
                                          -------   --------  --------
                                          -------   --------  --------

     PRODUCT MIX TABLE:

                                          Fiscal Years Ended June 30,
                                          ----------------------------
                                           1997       1996      1995
                                          -------   --------  --------
     Company products:
       LibraryXpress                        28.6%      2.6%       .0%
       36-track                             28.1      19.6       6.1
       18-track                              9.7      15.3      20.3
       9-track                              18.2      29.4      48.0
       Spare parts, controllers, other       8.4      10.3       7.0

     Other parts:
       DLT distributed products              6.9      21.5      17.8
       Other distributed products             .1       1.3        .8
                                          -------   --------  --------
     Total                                 100.0%    100.0%    100.0%
                                          -------   --------  --------
                                          -------   --------  --------

FISCAL 1997 COMPARED TO FISCAL 1996

     NET SALES. The Company's net sales of $59.1 million in fiscal year 1997 grew by $11.9 million or 25.2% over net sales of $47.2 million in fiscal year 1996. Sales growth in certain of the Company's products were partially offset by declines in other product lines. The strongest growth over the prior year was experienced in the LibraryXpress product line, which began shipping in March 1996. Sales of LibraryXpress in fiscal year 1997, the first full year of shipments, amounted to $16.9 million compared to $1.2 million in 1996.
Although the majority of the growth was generated by sales of the LibraryXpress LXB base module, additional sales were generated in the last half of the year when the Company introduced three new products: the LXG global control unit, the LXC capacity module and the LXS mini-library. Offsetting this growth, however, was a $6.1 million decline in sales of DLT distributed product, due principally to a replacement of sales of Quantum DLT loaders by sales of the Company's own LibraryXpress products. Sales of the Company's 36-track products of $16.6 million in fiscal year 1997 grew by $7.3 million or 78.5% from $9.3 million in 1996. This growth resulted principally from increased sales to IBM of the L490E model pursuant to a new supply agreement entered into in the second quarter of fiscal year 1997. Sales of 18-track products of $5.7 million fell by $1.5 million or 20.8% from $7.2 million in the prior year. This decline was the result of an upward migration by the Company's customers from 18-track products to its 36-track products and to a general decline in the use of 18-track products in favor of other technologies. Sales of 9-track products of $10.9 million in fiscal year 1997 fell by $3.5 million or 24.3% from $14.4 million in 1996. This reflects the general maturity of the 9-track technology, a trend which the Company expects to continue in the foreseeable future. Additionally, during fiscal year 1997, the Company made end-of-life announcements on certain of its 9-track products to narrow its 9-track product offerings.

     GROSS PROFIT. The Company's gross profit amounted to $20.4 million in fiscal year 1997, up from $16.1 million in fiscal year 1996, which represented gross margins of 34.4% and 34.1%, respectively. The gross margins were improved by the shift from sales of DLT distributed product at lower margins, to sales of LibraryXpress products at relatively higher margins. However, this was offset by growth in sales to the Company's OEM customers, which are typically at relatively lower margins than offered to its other customers.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses amounted to $7.3 million or 12.3% of net sales in fiscal year 1997 compared to $5.9 million or 12.6% of sales in 1996. This increase in total expenditures resulted from costs needed to support the higher sales level, including salaries and benefits, sales commissions, advertising and promotion and travel and related costs.

     RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses amounted to $4.1 million or 7.0% of net sales in fiscal year 1997 compared to $3.7 million or 7.8% of net sales in 1996. The R&D efforts during 1997 and the increased expenses compared to 1996 related to the development of the LXG, LXC and LXS products within the LibraryXpress product family. The Company also incurred expenses in both years related to the development of its new tape recording technology and coding scheme using the concept of partial response maximum likelihood.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses amounted to $4.2 million or 7.1% of net sales in fiscal year 1997 compared to $2.9 million or 6.2% of net sales in 1996. The higher level of expenses in 1997 included an increase in support personnel, computer related expenses, legal fees related to the class action lawsuits filed against the Company and to patent work related to the Company's new tape coding technique, increased bad debt reserves related to the higher level of sales and increased facility costs.

     INTEREST INCOME/EXPENSE. In fiscal year 1997, the Company generated net interest income of $223,000, compared to fiscal year 1996 when net interest expense amounted to $154,000. The net interest income in 1997 resulted from earnings on investment of funds generated by the Company's initial public offering and elimination of interest expense after repayment of bank borrowings. The interest expense in 1996 included $124,000 related to borrowings under the Company's revolving bank line of credit and $30,000 of interest expense related to an installment note which was repaid in full in November 1995. Average borrowings under the Company's bank line of credit in fiscal year 1996 amounted to $1.4 million.

     INCOME TAXES. The Company's fiscal year 1997 provision for state and federal income taxes amounted to $1.9 million or an effective tax rate of 37.8%, which the Company believes to be representative of its normalized effective tax rate. In fiscal year 1996, the tax provision amounted to $254,000, resulting in an abnormally low effective tax rate of 7.4%. The low tax rate in 1996 was the result of the release of a deferred tax valuation allowance of $997,000 in the fourth fiscal quarter which is discussed below and in Note 5 to the Consolidated Financial Statements.

FISCAL 1996 COMPARED TO FISCAL 1995

     NET SALES. The Company's net sales of $47.2 million in fiscal year 1996 grew by $9.0 million or 23.6% over net sales of $38.2 million in fiscal year 1995. This sales growth was driven by new product introductions which more than offset declines in both 18-track and 9-track sales. In particular, the first shipments of the LXB, the base unit product in the Company's new LibraryXpress product line, were made in March 1996. Shipments of the LXB during the last four months of fiscal year 1996 generated $1.2 million in sales. An additional $3.4 million in fiscal year 1996 growth was generated from a 50.0% increase in sales of DLT distributed products, including the DLT 4500/4700 loaders which were introduced during the year by Quantum. The largest portion of sales growth, $7.0 million, was reported in the Company's 36-track products, with fiscal year 1996 sales of $9.3 million growing to four times its fiscal year 1995 level of $2.3 million. This growth was the result of (i) strong sales of the inaugural 36-track product, the L490E, which was introduced midway through fiscal year 1995, and (ii) two new 36-track product introductions, the 60-cartridge L60E, which began shipping in November 1995, and the single cartridge T490E, which began shipping in March 1996. In the 18-track product line, sales declined by 6.8% in fiscal year 1996, reflecting the market's general migration to 36-track products. Sales of 9-track products of $14.4 million in fiscal year 1996 declined by $4.2 million or 22.6% from $18.6 million in fiscal year 1995, reflecting the general maturity of the 9-track technology. Finally, fiscal year 1996 sales of controllers, spare parts, software and other products amounted to $4.9 million, an increase of 81.5% over the fiscal year 1995 level of $2.7 million. This growth was attributable to increased sales of spare parts and tape media, mainly DLT tape.

     GROSS PROFIT. The Company's gross profit amounted to $16.1 million in fiscal year 1996, up from $11.1 million in fiscal year 1995, which represented gross margins of 34.1% and 29.1%, respectively. The increased profitability resulted from higher margins on newly introduced products, and improved margins on DLT distributed product because more product was sold through the VAR and European channels compared to a concentration in the distributor channel in the prior year. In addition, gross margins in fiscal year 1996 were significantly improved on 18-track products as material cost savings were realized from an investment in re-engineering certain electrical components.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses amounted to $5.9 million or 12.6% of net sales in fiscal year 1996 compared to $4.9 million or 12.8% of sales in 1995. This increase in total expenditures resulted from costs needed to support the higher sales level, including salaries and benefits, sales commissions, advertising and promotion and travel and related costs. In addition, higher costs were incurred for prototype units, advertising and promotions related to new product introductions.

     RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses amounted to $3.7 million or 7.8% of net sales in fiscal year 1996 compared to $3.1 million or 8.1% of net sales in 1995. The increased expenses related to the development of the Company's two new 36-track products, the T490E and the L60E, and to a greater extent, the development of the new LibraryXpress products. The development of the two 36-track products required a lower level of expense than the LibraryXpress products because they were derivative products using common electrical components and robotics. The Company also incurred expenses in fiscal year 1996 related to the development of a new tape recording technology and coding scheme using the partial response maximum likelihood concept.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses amounted to $2.9 million or 6.2% of net sales in fiscal year 1996 compared to $2.2 million or 5.7% of net sales in 1995. The higher level of expenses in 1996 included legal fees related to the filing of a number of patent applications, increased bad debt reserves related to the higher level of sales and increased facility costs and computer related expenses.

     INTEREST EXPENSE. Net interest expense amounted to $154,000 in fiscal year 1996 and included $124,000 of interest expense related to borrowings under the Company's revolving bank line of credit and $30,000 of interest expense related to the final installment of a note which was repaid in full in November 1995. Average borrowings under the Company's bank line of credit in fiscal year 1996 amounted to $1.4 million. In fiscal year 1995, net interest expense amounted to $204,000 consisting of $214,000 of interest expense and $10,000 of interest income. The portion of the interest expense relating to the installment note amounted to $145,000 and the remaining $69,000 of interest expense related to borrowings under the Company's revolving bank line of credit, which borrowings averaged $725,000 in fiscal year 1995.

     INCOME TAXES. The Company's fiscal year 1996 provision for state and federal income taxes amounted to $254,000 or an effective tax rate of 7.4%. In fiscal year 1995, the tax provision amounted to $269,000 resulting in a more normalized effective tax rate of 35%. The low tax rate in 1996 was the result of the release of a deferred tax valuation allowance of $997,000 in the fourth fiscal quarter. As discussed in Note 5 to the Consolidated Financial Statements, in prior years the Company established the reserve in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that a valuation allowance be recorded "when it is more likely than not" that any portion of a deferred tax asset will not be realized. The reserve had been established to reduce the net deferred tax asset to a minimal amount, because of the Company's past history of operating losses and marginal profitability and due to the inherent uncertainty in forecasts of future events and operating results. However, in the fourth quarter of fiscal year 1996, due to the significant profitability in that quarter and based on management's expectations of future results, the Company determined that it was more likely than not that deferred tax assets would be realized through future taxable earnings or alternative tax strategies. As a result, the valuation allowance was reduced to zero in that quarter.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal year 1997, the Company used $3.4 million to fund its operating activities, primarily to build receivables and inventories in support of the higher sales levels. An additional $2.3 million was invested in capital expenditures, primarily for the Company's new enterprise wide computer system, leasehold improvements and tooling. The Company raised $25.8 million in February 1997 in its initial public offering, of which $1.5 million was used to repay outstanding bank indebtedness.

     At June 30, 1997, the Company had $18.9 million of cash and cash equivalents, $36.7 million of net working capital, an unused bank line of credit of $5 million and no other funded debt. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth for the foreseeable future.

INFLATION

     Inflation has not had a significant negative impact on the Company's operations during the periods presented. With the exception of its OEM contracts, which contain fixed pricing for up to one year, the Company has historically been able to pass on to its customers increases in raw material prices caused by inflation. There can be no assurance, however, that the Company will be able to continue to pass on any future increases should they occur. Although the Company's exposure to the effects of inflation will be magnified by the expected increase in OEM business, the Company believes that its continuous efforts at material and labor cost reductions will minimize such effects.

SELECTED QUARTERLY FINANCIAL DATA

     The following table presents selected quarterly financial information for the periods indicated. This information has been derived from unaudited consolidated financial statements which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These operating results are not necessarily indicative of results for any future period.


                                                          Quarters Ended
                             ---------------------------------------------------------------------------
                                        Fiscal Year 1996                       Fiscal Year 1997
                             -------------------------------------  ------------------------------------
                             Sept. 30  Dec. 31   Mar. 31   June 30  Sept. 30   Dec. 31  Mar. 31  June 30
                               1995      1995      1996     1996      1996       1996     1997    1997
                             --------  -------  --------  --------  --------  --------  -------  -------
Net Sales                     $11,023  $12,296   $10,889   $13,018   $12,013   $15,220  $15,404  $16,509
Gross Profit                    3,925    4,015     3,635     4,506     4,440     5,372    5,237    5,322
Income from operations            759    1,004       493     1,285       593     1,817    1,317    1,009
Income before income taxes        744      982       449     1,238       541     1,740    1,329    1,377
Net income                        472      640       284     1,763       324     1,044      797      935
Net income per share              .06      .08       .04       .22       .04       .13      .09      .08

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item is included under the captions entitled "Election of Directors" and "Information Concerning Directors and Executive Officers" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item is included under the caption entitled "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM 13.   CERTAIN TRANSACTIONS

     The information required by this item is included under the caption entitled "Certain Relationships and Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

                                   PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Overland Data, Inc. and Report of Independent Accountants are included in a separate section of this Report at the page numbers so indicated:

     Consolidated Balance Sheet as of June 30, 1997 and 1996..     F-1
     Consolidated Statement of Operations for the Years
        Ended June 30, 1997, 1996 and 1995....................     F-2
     Consolidated Statement of Shareholders' Equity for the
        Years Ended June 30, 1997, 1996 and 1995..............     F-3
     Consolidated Statement of Cash Flows for the Years Ended
        June 30, 1997, 1996 and 1995..........................     F-4
     Notes to Consolidated Financial Statements...............  F-5 to F-13
     Report of Independent Accountants........................     F-14

     (a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Overland Data, Inc. for the years ended June 30, 1997, 1996 and 1995 is filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of Overland Data,
Inc.:

     Schedule II - Valuation and Qualifying Accounts..........     S-1

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (a)(3)   EXHIBITS.

 3.1  Registrant's Amended and Restated Articles of Incorporation.*
 3.2  By-Laws.*
 4.1  Specimen stock certificate.*
 4.2 Investors' Rights Agreement, dated May 21, 1993, between the Registrant and the parties named therein.*
10.1 Basic Order Agreement #16529, dated July 1, 1993 and as amended through November 10, 1995, between the Registrant and Digital Equipment Corporation.*
10.2 Production Procurement Agreement #RMSS-ODI-96-01-0, dated October 25, 1996, between the Registrant and International Business Machines Corporation.*
10.3 Credit Agreement effective as of June 27, 1997 between the Registrant and Imperial Bank.
10.4 Standard Industrial Lease--Multi-Tenant, dated May 26, 1993, between the Registrant and Mitsui/SBD America Fund 87-1.*
10.5  First Amendment to the 1995 Stock Option Plan dated January 21, 1997. *
10.6  1996 Employee Stock Purchase Plan adopted December 12, 1996.*
11.1  Statement Re: Computation of Earnings Per Share.
21.1  Subsidiaries of the Registrant.
23.1  Consent of Price Waterhouse LLP, Independent Accountants.
24.1  Power of Attorney (included on Signature Page).
27.1  Financial Data Schedule (for EDGAR use only).
---------------------
*  Incorporated by reference to the Company's Registration Statement
   No. 333-18583 dated February 21, 1997.

     (b)   REPORTS ON FORM 8-K.   No reports on Form 8-K were filed by the
Company during the fourth quarter of the year ended June 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OVERLAND DATA, INC.



                                       By: /s/  SCOTT McCLENDON
                                           -----------------------------------
                                           Scott McClendon
                                           President & Chief Executive Officer
Dated:  September 27, 1997

                             POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott McClendon and Vernon A. LoForti, jointly and severally, as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                     TITLE                         DATE
       ---------                     -----                         ----

/s/ SCOTT McCLENDON        President, Chief Executive        September 27, 1997
    -------------------      Officer and Director
     Scott McClendon


/s/ MARTIN D. GRAY         Vice President, Secretary and     September 27, 1997
    -------------------      Director
       Martin D. Gray


/s/ VERNON A. LOFORTI      Vice President, Chief             September 27, 1997
    -------------------      Financial Officer and
     Vernon A. LoForti       Assistant Secretary


/s/ WILLIAM W. OTTERSON    Director                          September 27, 1997
    -------------------
    William W. Otterson


/s/ JOSEPH D. RIZZI        Director                          September 27, 1997
    -------------------
      Joseph D. Rizzi


/s/ JOHN A. SHANE          Director                          September 27, 1997
    -------------------
      John A. Shane

                                 OVERLAND DATA, INC.

                              CONSOLIDATED BALANCE SHEET


                                                                                  JUNE 30,
                                                                  --------------------------------------
                                                                       1997                    1996
                                                                  --------------           -------------
                                                                  (IN THOUSANDS EXCEPT NUMBER OF SHARES)
ASSETS
Current assets:
  Cash and cash equivalents                                      $       18,926           $          19
  Accounts receivable, less allowance for doubtful accounts
    and returns of $774 and $624, respectively                           11,151                   7,226
  Inventories                                                            12,101                   8,425
  Deferred income taxes                                                   1,743                   1,328
  Other current assets                                                      607                     364
                                                                  --------------           -------------

       Total current assets                                              44,528                  17,362

Property and equipment, net                                               3,499                   2,128
Deferred income taxes                                                        77                       5
Intangible and other assets                                                 156                     276
                                                                  --------------           -------------
                                                                 $       48,260           $      19,771
                                                                  --------------           -------------
                                                                  --------------           -------------


LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $        5,372           $       4,433
  Accrued liabilities                                                     1,377                   1,493
  Accrued payroll and employee compensation                               1,046                   1,129
                                                                  --------------           -------------

       Total current liabilities                                          7,795                   7,055

Long-term debt                                                              -                     1,500
Other liabilities                                                           148                     158
                                                                  --------------           -------------

       Total liabilities                                                  7,943                   8,713
                                                                  --------------           -------------

Convertible redeemable preferred stock, at liquidation value:
  Series A preferred stock                                                    -                     367
  Series B preferred stock                                                    -                   1,281
  Series C preferred stock                                                    -                   3,552
                                                                  --------------           -------------
                                                                              -                   5,200
                                                                  --------------           -------------

Commitments and contingencies (Note 9)

Shareholders' equity:
  Common stock, no par value, 25,000,000 shares
    authorized; 10,434,593 and 5,062,325 shares
    issued and outstanding in 1997 and 1996, respectively                33,246                   1,896
  Cumulative translation adjustment                                           9                       -
  Retained earnings                                                       7,062                   3,962
                                                                  --------------           -------------

       Total shareholders' equity                                        40,317                   5,858
                                                                  --------------           -------------

                                                                 $       48,260           $      19,771
                                                                  --------------           -------------
                                                                  --------------           -------------

             See accompanying notes to consolidated financial statements.

                                 OVERLAND DATA, INC.

                              CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                  YEAR ENDED JUNE 30,
                                                                       --------------------------------------
                                                                         1997           1996           1995
                                                                       ----------     ----------     ---------
                                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net sales                                                             $  59,146      $  47,226      $  38,156
Cost of goods sold                                                       38,775         31,145         27,041
                                                                       ----------     ----------     ---------

  Gross profit                                                           20,371         16,081         11,115

Operating expenses:
  Sales and marketing                                                     7,298          5,935          4,891
  Research and development                                                4,125          3,697          3,076
  General and administrative                                              4,212          2,908          2,168
                                                                       ----------     ----------     ---------

                                                                         15,635         12,540         10,135
                                                                       ----------     ----------     ---------

Income from operations                                                    4,736          3,541            980

Other income (expense):
  Interest income                                                           408              1             10
  Interest expense                                                         (185)          (155)          (214)
  Other income (expense), net                                                28             26             (6)
                                                                       ----------     ----------     ---------

Income before income taxes                                                4,987          3,413            770


Provision for income taxes                                                1,887            254            269
                                                                       ----------     ----------     ---------

Net income                                                            $   3,100      $   3,159      $     501
                                                                       ----------     ----------     ---------
                                                                       ----------     ----------     ---------

Net income per share                                                  $     .34      $     .40      $     .07
                                                                       ----------     ----------     ---------
                                                                       ----------     ----------     ---------

Shares used in computing net income per share                             9,222          7,857          7,412
                                                                       ----------     --------       ---------
                                                                       ----------     --------       ---------

             See accompanying notes to consolidated financial statements.

                                 OVERLAND DATA, INC.

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY




                                                    COMMON STOCK          CUMULATIVE
                                                    ------------          TRANSLATION      RETAINED
                                               SHARES         AMOUNT      ADJUSTMENT       EARNINGS        TOTAL
                                             ----------    -----------    -----------     ----------    -----------
                                                             (IN THOUSANDS EXCEPT NUMBER OF SHARES)

Balance at June 30, 1994                     3,903,661     $      543                    $      302     $      845

  Preferred stock conversion                   318,396            367                                          367

  Exercise of stock options                     39,040             30                                           30

  Issuance of common stock                      30,000             24                                           24

  Net income                                                                                    501            501
                                            ----------     ----------     ----------     ----------     ----------

Balance at June 30, 1995                     4,291,097            964                           803          1,767

  Preferred stock conversion                   318,397            367                                          367

  Exercise of stock options                    280,481            220                                          220

  Issuance of common stock                     172,350            345                                          345

  Net income                                                                                  3,159          3,159
                                            ----------     ----------     ----------     ----------     ----------

Balance at June 30, 1996                     5,062,325          1,896                         3,962          5,858

  Preferred stock conversion                 2,336,574          5,200                                        5,200

  Exercise of stock options                    168,630            142                                          142

  Issuance of common stock in
    initial public offering                  2,836,364         25,659                                       25,659

  Other issuances of common
    stock                                       30,700             92                                           92

  Foreign currency translation                                            $        9                             9

  Tax benefits from exercise of
      stock options                                               257                                          257

  Net income                                                                                  3,100          3,100
                                            ----------     ----------     ----------     ----------     ----------

Balance at June 30, 1997                    10,434,593     $   33,246     $        9     $    7,062     $   40,317
                                            ----------     ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------     ----------


             See accompanying notes to consolidated financial statements.

                                  OVERLAND DATA,INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                        YEAR ENDED JUNE 30,
                                                             ---------------------------------------
                                                               1997           1996           1995
                                                             --------       ---------      ---------
                                                                          (IN THOUSANDS)
Operating activities:
  Net income                                                  $ 3,100       $  3,159       $    501
  Adjustments to reconcile net income to
    net cash (used in) provided by operating activities:
    Deferred tax benefit                                         (487)        (1,237)           (66)
    Depreciation and amortization                               1,050            862            725
    Loss on disposal of property and equipment                      7             50             10
    Non-cash compensation charge                                  -              -                8
    Changes in assets and liabilities:
      Accounts receivable                                      (3,925)          (926)        (1,701)
      Inventories                                              (3,676)        (3,069)           309
      Other assets                                               (243)          (278)            77
      Accounts payable and accrued liabilities                    813          1,931            296
      Accrued payroll and employee compensation                    (1)           349             28
                                                             --------       --------       --------

        Net cash (used in) provided by operating activities    (3,362)           841            187
                                                             --------       --------       --------

Investing activities:
  Capital expenditures                                         (2,308)          (841)          (670)
                                                             --------       --------       --------

        Net cash used in investing activities                  (2,308)          (841)          (670)
                                                             --------       --------       --------

Financing activities:
  Proceeds from issuance of common stock                       25,751            345             16
  Proceeds from exercise of stock options                          60            220             30
  Net (payments) proceeds under bank line of credit            (1,500)           100            700
  Principal payments on notes payable                             -             (747)        (1,494)
  Tax benefits from exercise of stock options                     257            -              -
                                                             --------       --------       --------

        Net cash provided by (used in) financing activities    24,568            (82)          (748)
                                                             --------       --------       --------

Effect of exchange rate changes on cash                             9            -              -
                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents           18,907            (82)        (1,231)
Cash and cash equivalents, beginning of period                     19            101          1,332
                                                             --------       --------       --------

Cash and cash equivalents, end of period                      $18,926            $19           $101
                                                             --------       --------       --------
                                                             --------       --------       --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                   $2,314         $1,150           $411
                                                             --------       --------       --------
                                                             --------       --------       --------

  Cash paid for interest                                         $186           $155           $215
                                                             --------       --------       --------
                                                             --------       --------       --------

SUPPLEMENTAL NON-CASH ACTIVITIES:

  Non-cash common stock issuance                                $ -             $-               $8
                                                             --------       --------       --------
                                                             --------       --------       --------

  Compensation recognized as equity
      upon exercise of common stock options                       $82           $-             $-
                                                             --------       --------       --------
                                                             --------       --------       --------

  Conversion of Series A preferred stock to common stock         $367           $367           $367
                                                             --------       --------       --------
                                                             --------       --------       --------


  Conversion of Series B preferred stock to common stock       $1,281           $-             $-
                                                             --------       --------       --------
                                                             --------       --------       --------

  Conversion of Series C preferred stock to common stock       $3,552           $-             $-
                                                             --------       --------       --------
                                                             --------       --------       --------


             See accompanying notes to consolidated financial statements.

                                 OVERLAND DATA, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Overland Data, Inc. (the "Company") was incorporated on September 8, 1980 under the laws of the state of California. The Company designs, develops, manufactures, markets and supports magnetic tape data storage systems used by businesses for high performance network backup and archival solutions as well as data interchange. The Company's fiscal year ends on the Sunday closest to June
30. For ease of presentation, the Company's year end is deemed to be June 30. Fiscal years 1997, 1996 and 1995 each included 52 weeks.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Overland Data (Europe) Ltd. and Overland Data Export Limited, a foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

MANAGEMENT ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Sales are recognized upon shipment of products to customers and are not subject to any specific right of return or price protection, except for any defective product which may be returned under the Company's warranty policy.

WARRANTY COSTS

The Company generally provides a two-year return-to-factory warranty on its products. In addition, on-site warranties are provided for the Company's line of DLT LibraryXpress products. The Company records a provision for estimated future warranty costs at the time of shipment for both the return-to-factory and on-site warranties. Separately priced on-site warranties are offered for sale to customers of other product lines. The Company contracts with outside vendors to provide service relating to all on-site warranties. Warranty revenues and amounts paid in advance to outside service organizations are recognized in the financial statements in sales and cost of goods sold, respectively, over the warranty period.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

It is management's belief that the carrying amounts shown for the Company's financial instruments are reasonable estimates of their related fair values based on their terms or short-term nature.

EXPORT SALES

Export sales by the Company, principally in Europe, for the years ended June 30, 1997, 1996 and 1995 were $14,391,000, $12,775,000 and $7,737,000, respectively.

                                 OVERLAND DATA, INC.

CONCENTRATIONS OF CREDIT RISK

The Company's customers include original equipment manufacturers, integrators, distributors, value added resellers and end users. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns. The Company's largest single customer accounted for approximately 14%, 23% and 21% of sales in fiscal 1997, 1996 and 1995, respectively, and approximately 12% and 33% of accounts receivable at June 30, 1997 and 1996, respectively. The second largest customer accounted for 10% of sales in 1997 and 11% of accounts receivable at June 30, 1997. No other customer accounted for 10% or more of sales in any of the three years presented.

CASH EQUIVALENTS

Highly liquid investments with original maturities of three months or less are classified as cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost (first-in-first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets (generally two to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Expenditures for normal maintenance and repair are charged to expense as incurred, and improvements are capitalized. Upon the sale or retirement of property or equipment, the asset cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in the results of operations.

INTANGIBLE ASSETS

Intangible assets, resulting from the acquisition of assets relating to certain product lines, are amortized using the straight-line method over five years (the estimated life of the products). Accumulated amortization was $690,000 and $570,000 in 1997 and 1996, respectively.

LONG-LIVED ASSETS

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been recorded by the Company.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiary are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates during the period for revenues and expenses. Gains or losses from foreign currency transactions are recognized currently in income. Such gains and losses were not significant in any year presented.

                                 OVERLAND DATA, INC.

INCOME TAXES

The Company provides for income taxes utilizing the liability method. Under the liability method, a deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax credits and loss carryforwards. A valuation allowance is established to reflect the likelihood of realization of deferred tax assets.

STOCK-BASED COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense (Note 7).

NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the respective periods. All issuances of common stock and all stock options granted within one year prior to the filing of the Company's registration statement for its initial public offering and through the effective date thereof have been included as outstanding for all periods presented using the treasury stock method.

NEW ACCOUNTING PRONOUNCEMENT

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 will be adopted by the Company as required in the second quarter of fiscal 1998. Upon adoption of SFAS No. 128, the Company will present basic earnings per share as well as diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares of common stock outstanding during the period increased by the effect of diluted stock options using the treasury stock method. Pro forma basic earnings per share for the years ended June 30, 1997, 1996 and 1995 are $.43, $.66 and $.12, respectively. Pro forma diluted earnings per share for the years ended June 30, 1997, 1996 and 1995 are $.34, $.40 and $.07, respectively.

NOTE 2 - COMPLETION OF INITIAL PUBLIC OFFERING

On February 21, 1997, the Company completed its initial public offering of 3,450,000 shares of common stock (of which 2,836,364 shares were sold by the Company and 613,636 shares were sold by certain shareholders) at a price to the public of $10 per share. Net proceeds to the Company were $26,659,000 after payment of the underwriters' commissions and deduction of offering expenses.

                                 OVERLAND DATA, INC.

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                            JUNE 30,
                                                    -------------------------
                                                      1997             1996
                                                    --------         --------
                                                           (IN THOUSANDS)

Inventories:
  Raw materials                                    $  8,160          $  5,167
  Work in process                                     2,839             1,816
  Finished goods                                      1,102             1,442
                                                   --------          --------

                                                   $ 12,101          $  8,425
                                                   --------          --------
                                                   --------          --------


Property and equipment:
  Machinery and equipment                          $  3,171          $  2,433
  Computer equipment                                  2,288             1,141
  Furniture and fixtures                                210               165
  Leasehold improvements                                779               429
                                                   --------          --------

                                                      6,448             4,168

Less accumulated depreciation and amortization       (2,949)           (2,040)
                                                   --------          --------

                                                   $  3,499          $  2,128
                                                   --------          --------
                                                   --------          --------


Depreciation expense was $930,000, $724,000 and $574,000 in 1997, 1996 and 1995,
respectively.


NOTE 4 - LONG-TERM DEBT

The Company has a $5,000,000 unsecured revolving credit facility which expires on November 5, 1999. Borrowings under the line may be in the form of working capital loans, which bear interest at the bank's prime rate, or banker's acceptances priced at the bank's BA rate plus 2.25%. The Company is required to maintain certain covenants and financial ratios including working capital and net worth ratios, and pays a .5% annual commitment fee on the unused credit.
The Company is in compliance with all terms of the agreement. As of June 30, 1997, no borrowings were outstanding under the credit line. At June 30, 1996, $1,500,000 was outstanding and $3,200,000 was available for borrowing.

                                 OVERLAND DATA, INC.

NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes includes the following:

                                                       YEAR ENDED JUNE 30,
                                                ------------------------------
                                                 1997         1996       1995
                                                ------       ------     ------
                                                          (IN THOUSANDS)
Current:
  Federal                                       $1,993       $1,246     $  306
  State                                            377          236         17
  Foreign                                            4            9         12
                                                ------       ------     ------
                                                 2,374        1,491        335
                                                ------       ------     ------

Deferred:
  Federal                                         (347)      (1,053)       (66)
  State                                           (140)        (184)       -
                                                ------       ------     ------
                                                  (487)      (1,237)       (66)
                                                ------       ------     ------
                                                $1,887         $254       $269
                                                ------       ------     ------
                                                ------       ------     ------


A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes to the total income tax provision reported in the Consolidated Statement of Operations is as follows:

                                                       YEAR ENDED JUNE 30,
                                                ------------------------------
                                                 1997         1996        1995
                                                ------       ------     ------
                                                          (IN THOUSANDS)

  Federal income tax at statutory rate          $1,696       $1,160     $  262
  (Release of) increase in valuation allowance     -           (997)        48
  State income taxes, net of federal benefit       156          165         11
  Foreign sales corporation benefit                (68)         (65)        (8)
  Research and development credits                 -            -          (39)
  Permanent differences                             32          -           -
  Other                                             71           (9)        (5)
                                                ------       ------     ------

  Provision for income taxes                    $1,887       $  254     $  269
                                                ------       ------     ------
                                                ------       ------     ------


During the fiscal year ended June 30, 1996, the Company reduced the deferred tax valuation allowance by $997,000 to recognize deferred tax assets. Based on management's assessment and the Company's history of profitability, management believes it is more likely than not that the deferred tax asset will be realized through future taxable earnings or alternative tax strategies.

                                 OVERLAND DATA, INC.

Deferred income taxes at June 30, 1997 and 1996 comprised:

                                                             JUNE 30,
                                                     ---------------------
                                                      1997           1996
                                                     ------         ------
                                                         (IN THOUSANDS)
Deferred tax assets:
  Inventory                                          $  805         $  570
  Allowance for doubtful accounts and returns           331            195
  Warranty reserves                                     202            141
  Vacation and deferred compensation                    193            170
  License fee accrual                                    69            101
  Intangible assets                                     139             97
  State income taxes                                    122             80
  Other                                                  21             71
                                                     ------         ------

    Gross deferred tax asset                          1,882          1,425
                                                     ------         ------

Deferred tax liabilities:
  Property and equipment depreciation                   (62)           (92)
                                                     ------         ------

    Gross deferred tax liability                        (62)           (92)
                                                     ------         ------

Valuation allowance                                     -             -
                                                     ------         ------

Net deferred income taxes                            $1,820         $1,333
                                                     ------         ------
                                                     ------         ------


NOTE 6 - CONVERTIBLE REDEEMABLE PREFERRED STOCK

At June 30, 1996, the Company had outstanding three series of preferred stocks which had no par value and were stated in the balance sheet at their original issue price, which was equivalent to their redemption value. Upon completion of the Company's initial public offering on February 21, 1997, all outstanding shares of the preferred stock converted into 2,092,764 shares of common stock on a one-for-one basis. Thereafter, no shares of preferred stock were authorized, issued or outstanding.


NOTE 7 - STOCK-BASED COMPENSATION

STOCK OPTIONS

The Company has a number of stock option plans, administered by the Compensation Committee of the Board of Directors, which provide for the issuance of options to employees, officers and directors. The exercise price of a stock option is generally equal to the fair market value of the Company's common stock on the date the option is granted. Certain of the plans permit options granted to qualify as "Incentive Stock Options" under the Internal Revenue Code while other plans are specified as non-qualified. Additionally, certain of the non-qualified plans call for 100% vesting of outstanding options upon a change of control of the Company. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant and expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised within 30 days, or upon death or disability, where a six month exercise period is specified.

                                 OVERLAND DATA, INC.

 Option activity for the three years ended June 30, 1997 is summarized as follows:

                                                    SHARES          SHARE PRICE
                                                   --------        ------------

Options outstanding at June 30, 1994                916,248        $ .12 -  .80

  Options granted                                   285,950          .80 -  .88
  Options exercised                                 (39,040)         .42 -  .80
  Options canceled                                 (124,799)         .12 -  .80
                                                  ---------        ------------

Options outstanding at June 30, 1995              1,038,359          .12 -  .88

  Options granted                                   184,810                2.00
  Options exercised                                (280,481)         .12 -  .80
  Options canceled                                  (94,092)         .80 - 2.00
                                                  ---------        ------------

Options outstanding at June 30, 1996                848,596          .12 - 2.00

  Options granted                                   100,000         3.00 - 6.19
  Options exercised                                (168,630)         .20 - 2.00
  Options canceled                                  (23,775)         .80 - 6.19
                                                  ---------        ------------

Options outstanding at June 30, 1997                756,191        $ .12 - 6.19
                                                  ---------        ------------
                                                  ---------        ------------

The following table summarizes all options outstanding and exercisable by price range as of June 30, 1997:


                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                -------------------------------------------------   ---------------------------------
                               WEIGHTED-AVERAGE
 RANGE OF           NUMBER        REMAINING      WEIGHTED-AVERAGE       NUMBER       WEIGHTED-AVERAGE
EXERCISABLE     OUTSTANDING AT   CONTRACTUAL         EXERCISE       EXERCISABLE AT       EXERCISE
  PRICES        JUNE 30, 1997       LIFE               PRICE        JUNE 30, 1997         PRICE
------------    -------------- ----------------  ----------------   --------------   ----------------

$ .12 -  .88       496,391        5.6 years            $ .60           398,305            $ .55
$2.00 - 3.00       246,800        8.6                   2.32            40,199             2.00
$4.50 - 6.19        13,000        9.5                   5.02             1,500             6.19
------------       -------                                             -------
$ .12 - 6.19       756,191                                             440,004
------------       -------                                             -------
------------       -------                                             -------

Shares available for future grant were 446,457 and 566,382 at June 30, 1997 and 1996, respectively.

                             OVERLAND DATA, INC.

1996 EMPLOYEE STOCK PURCHASE PLAN

In February 1997, the Company adopted the 1996 Employee Stock Purchase Plan (the "ESPP") whereby 250,000 shares of common stock were reserved for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares in any one offering period. The ESPP is administered by an Administrative Committee appointed by the Board of Directors and provides generally that the purchase price must not be less than 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of June 30, 1997, no shares have been purchased under the ESPP because the first offering period had not yet concluded.

PRO FORMA INFORMATION

The Company accounts for stock-based compensation using the intrinsic value method. No compensation expense has been recognized for purchase rights under the ESPP or for its stock option grants, which are fixed in nature and have been granted at fair market value at the date of grant. Had compensation expense for the Company's stock-based compensation awards issued during 1997 and 1996 been determined based on the fair value at the grant dates of awards using the method prescribed by SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                     YEAR ENDED JUNE 30,
                                                     -------------------
                                                        1997      1996
                                                     --------    -------
                                         (in thousands except per share amounts)
Net income:
    As reported                                     $ 3,100     $3,159
    Pro forma                                         3,022      3,154

Net income per share:
    As reported                                     $   .34     $  .40
    Pro forma                                           .33        .40

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average estimated fair value of employee stock options granted during 1997 and 1996 was $1.04 and $0.49 per share, respectively. The weighted average assumptions used for grants during the years ended June 30, 1997 and 1996 were: no dividend yield for both years, risk-free interest rates of 6.6% and 5.7%, respectively, expected volatility of 33% post-IPO and no volatility pre-IPO, and expected lives of 5.0 years for both years.

The fair value of each share purchase right under the ESPP is estimated at the inception of each offering period also using the Black-Scholes option pricing model. The weighted average estimated fair value of each share purchase right granted during 1997 was $2.49 per share. The weighted average assumptions used were: no dividend yield, risk-free interest rate of 5.1%, expected volatility of 33%, and an expected life of 6 months.

NOTE 8 - 401(k) PLAN

In January 1994, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of all participants. No such contributions were made during fiscal 1997, 1996 or 1995.

                                 OVERLAND DATA, INC.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company leases its office, production and sales facilities under non-cancelable operating leases which expire in various years through fiscal 2002. The leases provide for annual rent escalations intended to approximate increases in cost of living indices, and certain of the leases provide for rent abatement. At June 30, 1997, future minimum lease payments under these arrangements are as follows:

                                                      MINIMUM
                   YEAR ENDING                         LEASE
                     JUNE 30,                         PAYMENTS
                   -----------                        --------
                                                   (in thousands)

                        1998                          $  886
                        1999                             937
                        2000                             964
                        2001                           1,003
                        2002                           1,043
                        Thereafter                       160
                                                      ------
                                                      $4,993
                                                      ------
                                                      ------

Rental expense is recognized ratably over the respective lease terms and aggregated $703,000, $554,000 and $562,000 for fiscal 1997, 1996 and 1995, respectively.


CONTINGENCIES

The Company, its directors and certain of its officers have been named as defendants in two putative class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purport to represent a class of all persons who purchased the Company's common stock between February 21, 1997 and March 14, 1997. The complaints allege that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its registration statement on Form S-1 filed with the Securities and Exchange Commission on February 21, 1997. The suits seek rescission of their share purchases or rescissory damages if their shares have been sold, as well as attorney's fees and other costs and expenses.

The outcome of the lawsuits cannot be determined. However, management believes that it has meritorious defenses and intends to defend against the suits vigorously. The Company maintains directors' and officers' liability insurance to provide coverage against suits of this nature. Other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from these lawsuits.

                                 OVERLAND DATA, INC.

                          REPORT OF INDEPENDENT ACCOUNTANTS



August 4, 1997


To the Board of Directors and
   Shareholders of Overland Data, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) of this Form 10-K present fairly, in all material respects, the financial position of Overland Data, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
San Diego, California

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FISCAL YEARS ENDED JUNE 30, 1997, 1996 AND 1995



                BALANCE AT          ADDITIONS
                 BEGINNING         CHARGED TO                      BALANCE AT
                  OF YEAR            INCOME        DEDUCTIONS*    END OF YEAR
                ----------         ----------      -----------    ------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE:
-------------------------------------------
1997               $  624            $  280            $130            $  774
1996                  446               333             155               624
1995                  297               211              62               446

ALLOWANCE FOR INVENTORY OBSOLESCENCE:
-------------------------------------
1997               $1,318            $  968            $407            $1,879
1996                  505             1,050             237             1,318
1995                  242               933             670               505

----------------
* Deductions represent amounts written off against the allowance, net of recoveries.

                                EXHIBIT INDEX


 3.1  Registrant's Amended and Restated Articles of Incorporation.*
 3.2  By-Laws.*
 4.1  Specimen stock certificate.*
 4.2 Investors' Rights Agreement, dated May 21, 1993, between the Registrant and the parties named therein.*
10.1 Basic Order Agreement #16529, dated July 1, 1993 and as amended through November 10, 1995, between the Registrant and Digital Equipment Corporation.*
10.2 Production Procurement Agreement #RMSS-ODI-96-01-0, dated October 25, 1996, between the Registrant and International Business Machines Corporation.*
10.3 Credit Agreement effective as of June 27, 1997 between the Registrant and Imperial Bank.
10.4 Standard Industrial Lease--Multi-Tenant, dated May 26, 1993, between the Registrant and Mitsui/SBD America Fund 87-1.*
10.5  First Amendment to the 1995 Stock Option Plan dated January 21, 1997. *
10.6  1996 Employee Stock Purchase Plan adopted December 12, 1996.*
11.1  Statement Re: Computation of Earnings Per Share.
21.1  Subsidiaries of the Registrant.
23.1  Consent of Price Waterhouse LLP, Independent Accountants.
24.1  Power of Attorney (included on Signature Page).
27.1  Financial Data Schedule (for EDGAR use only).
---------------------
*  Incorporated by reference to the Company's Registration Statement
   No. 333-18583 dated February 21, 1997.