Form 10-Q
period 1997-09-30
OVERLAND DATA INC
filed 1997-11-12
CIK 889930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997


                        Commission File Number:  0-22071


                               OVERLAND DATA, INC.
             (Exact name of registrant as specified in its charter)




          California                                      95-3535285
(State or other jurisdiction of incorporation)    (IRS Employer Identification
                                                              No.)


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

Yes  X       No
    ---          ---

As of October 31, 1997 there were 10,529,207 shares of the registrant's common stock, no par value, issued and outstanding.

                               OVERLAND DATA, INC.
                                    FORM 10-Q
                For the quarterly period ended September 30, 1997

                                TABLE OF CONTENTS


                                                                          Page
                                                                          Number
                                                                          ------
PART I   -   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated condensed statement of operations --
            Three months ended September 30, 1997 and 1996 . . . . . . . . . .3

          Consolidated condensed balance sheet --
            September 30, 1997 and June 30, 1997 . . . . . . . . . . . . . . .4

          Consolidated condensed statement of cash flows --
            Three months ended September 30, 1997 and 1996 . . . . . . . . . .5

          Notes to consolidated condensed financial statements . . . . . . . .6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . .8


PART II   -   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .13

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                                 OVERLAND DATA, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                    (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                ------------------------
                                                  1997            1996
                                                --------        --------
Net sales.....................................  $ 13,998        $ 12,013
Cost of goods sold............................     9,338           7,573
                                                --------        --------

Gross profit..................................     4,660           4,440
                                                --------        ---------
Operating expenses:
  Sales and marketing.........................     2,107           1,780
  Research and development....................       946           1,116
  General and administrative..................     1,531             951
                                                --------        ---------
     Total operating expenses.................     4,584           3,847
                                                --------        ---------
Income from operations........................        76             593

Other income (expense):
  Interest income, net........................       243             (57)
  Other income (expense), net.................       (33)              5
                                                --------        ---------
Income before income taxes....................       286             541
Provision for income taxes....................       109             217
                                                --------        ---------
Net income....................................    $  177          $  324
                                                --------        ---------
Net income per share..........................    $ 0.02          $ 0.04
                                                --------        ---------
                                                --------        ---------
Number of shares used in computing
        net income per share..................    10,983           8,137
                                                --------        ---------
                                                --------        ---------

See accompanying notes to consolidated condensed financial statements

                                OVERLAND DATA, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                    SEPTEMBER 30,             JUNE 30,
                                                                         1997                    1997
                                                                    ------------              ---------
                                                                    (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents........................................  $  17,925                 $ 18,926
  Accounts receivable, less allowance for doubtful accounts
   and returns of $827 and $774, respectively......................      9,419                   11,151
  Inventories......................................................     14,679                   12,101
  Deferred income taxes............................................      1,743                    1,743
  Other current assets.............................................        514                      607
                                                                    ----------                 ---------

    Total current assets...........................................     44,280                   44,528

Property and equipment, net........................................      4,168                    3,499
Deferred income taxes..............................................         77                       77
Intangible and other assets........................................        125                      156
                                                                    ----------                 ---------

                                                                      $ 48,650                 $ 48,260
                                                                    ----------                 ---------
                                                                    ----------                 ---------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable................................................    $  5,543                 $  5,372
  Accrued liabilities.............................................       1,131                    1,377
  Accrued payroll and employee compensation.......................       1,080                    1,046
                                                                    ----------                 ---------
    Total current liabilities ....................................       7,754                    7,795

Other liabilities.................................................         148                     148
                                                                    ----------                 ---------
    Total liabilities.............................................       7,902                    7,943
                                                                    ----------                 ---------
Shareholders' equity:
  Common stock, no par value, 25,000,000 shares
   authorized; 10,523,707 and 10,434,593 shares
   issued and outstanding, respectively...........................      33,495                  33,246
  Cumulative translation adjustment...............................          14                       9
  Retained earnings...............................................       7,239                   7,062
                                                                    ----------                ---------
    Total shareholders' equity....................................      40,748                  40,317
                                                                    ----------                ---------
                                                                     $  48,650               $  48,260
                                                                    ----------                ---------
                                                                    ----------                ---------


 See accompanying notes to consolidated condensed financial statements.

                                         OVERLAND DATA, INC.
                             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)
                                           (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                             1997            1996
                                                                                           --------        -------
OPERATING ACTIVITIES:
  Net income ..........................................................................       177            324
  Adjustments to reconcile net income to cash
   used in operating activities:
     Depreciation and amortization ....................................................       247            238
     Changes in operating assets and liabilities:
        Accounts receivable ...........................................................     1,732            714
        Inventories....................................................................    (2,578)        (1,894)
        Other assets...................................................................        93            (19)
        Accounts payable and accrued liabilities.......................................       171           (677)
        Accrued payroll and employee compensation......................................      (212)          (144)
                                                                                            -------       --------
          Net cash used in operating activities........................................      (370)         (1,458)
                                                                                            -------       --------
INVESTING ACTIVITIES:
  Capital expenditures.................................................................      (885)           (471)
                                                                                            -------       --------
         Net cash used in investing activities                                               (885)           (471)
                                                                                            -------       --------
FINANCING ACTIVITIES:
  Net proceeds under bank line of credit...............................................          -           1,800
  Proceeds from exercise of stock options..............................................        249             112
                                                                                            -------       --------
        Net cash provided by financing activities......................................        249           1,912
                                                                                            -------       ---------
Effect of exchange rate changes on cash                                                          5              -
                                                                                            -------       ---------
Net (decrease) in cash and cash equivalents                                                  (1,001)           (17)
Cash and cash equivalents at the beginning of the period                                     18,926             19
                                                                                           --------       ---------
Cash and cash equivalents at the end of the period                                         $ 17,925       $      2
                                                                                           --------       ---------
                                                                                           --------       ---------

See accompanying notes to consolidated condensed financial statements.

                            OVERLAND DATA, INC
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Overland Data, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The Company's fiscal quarter ends on the Sunday closest to September 30. For ease of presentation, the Company's quarter end is deemed to be September 30. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1997 on file with the Securities and Exchange Commission.

NOTE 2 -- INITIAL PUBLIC OFFERING

On February 21, 1997, the Company completed its initial public offering of 3,450,000 shares of common stock at a price to the public of $10.00 per share, including 450,000 shares granted to the Company's underwriters in the form of an over-allotment purchase option which was exercised on the same day. Of the 3,450,000 shares sold in the offering, 613,636 shares were sold by certain shareholders of the Company and 2,836,364 shares were sold by the Company. Net proceeds to the Company from the offering after deduction of the underwriting discount and all expenses amounted to $25,659,000. As a result of the offering, all of the Company's then outstanding shares of convertible redeemable preferred stock were automatically converted into shares of common stock on a one-for-one basis.

NOTE 3 -- NET INCOME PER SHARE

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 will be adopted by the Company as required in the second quarter of fiscal 1998. Upon adoption of SFAS No. 128, the Company will present basic earnings per share as well as diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares of common stock outstanding during the period increased by the effect of diluted stock options using the treasury stock method. Pro forma basic earnings per share for the three months ended September 30, 1997 and 1996 are $0.02 and $0.06, respectively. Pro forma diluted earnings per share for the three months ended September 30, 1997 and 1996 are $0.02 and $0.04, respectively.

NOTE 4 -- INVENTORIES

Inventories consist of the following (In thousands):

                                 Sept 30,          June 30,
                                   1997             1997
                               -----------       ----------
                               (unaudited)
 Raw materials                  $ 11,320          $  8,160
 Work-in-process                   1,637             2,839
 Finished goods                    1,722             1,102
                               -----------       ----------
                                $ 14,679          $ 12,101
                               -----------       ----------
                               -----------       ----------

NOTE 5 -- LITIGATION

The Company, its directors and certain of its officers have been named as defendants in a class action lawsuit which alleges that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering in February 1997. The suit seeks rescission of the share purchases of the class during the period between February 21, 1997 and March 14, 1997 or rescissory damages if their shares have been sold, as well as attorney's fees and other costs and expenses. The defendants have not yet been required to answer the allegations in the complaint. No discovery has been conducted, and the outcome of the remaining lawsuit cannot be determined. However, management believes that it has meritorious defenses and intends to defend against the remaining lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage against suits of this nature, and other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Advanced technology companies such as Overland Data are subject to numerous risks and uncertainties generally characterized by rapid technological change and other highly competitive factors. The Company's future revenue and operating results are dependent upon gaining further market acceptance for its LibraryXpress line of automated tape libraries and its ability to manufacture sufficient product to satisfy demand. The LibraryXpress products incorporate a line of DLT tape drives supplied by Quantum Corporation, which is the sole source for the DLT tape technology. Demand for the newest high-performance version of the drive (the DLT7000) has been extremely high and, as a result, the Company has been unable to obtain an adequate supply of such drives. However, late in the quarter ended September 30, 1997, a significant improvement in the supply of drives was experienced, and the Company believes that such supply may not be constrained during its next fiscal quarter.

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

The risks and uncertainties noted above, along with others which could materially affect the Company's business, are set forth in the "Risk Factors", "Management's Discussion and Analysis" and other sections of the Company's Form 10-K for the most recently completed fiscal year on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements.

                                      THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                    ----------------------
                                       1997         1996
                                    ---------     --------
     Net sales.....................   100.0%       100.0%
     Cost of goods sold............    66.7         63.0
                                    ---------     --------
     Gross profit..................    33.3         37.0
                                    ---------     --------

     Operating expenses:
       Sales and marketing.........    15.0         14.9
       Research and development....     6.8          9.3
       General and administrative..    11.0          7.9
                                    ---------     --------
         Total operating
          expenses................     32.8         32.1
                                    ---------     --------

     Income from operations........     0.5          4.9
     Other income (expense), net...     1.5         -0.4
                                    ---------     --------
     Income before income taxes....     2.0          4.5
     Provision for income taxes....     0.7          1.8
                                    ---------     --------
     Net income....................     1.3%         2.7%
                                    ---------     --------
                                    ---------     --------

   NET SALES. The Company's net sales of $14.0 million in the first quarter of fiscal 1998 grew by $2.0 million or 16.7% over sales of $12.0 million in the comparable quarter of the prior year. This growth was attributable primarily to increased sales of the LibraryXpress product line which grew from $1.9 million in fiscal 1997 to $5.5 million in fiscal 1998. This included sales of the new LXS mini-library, which was introduced during the last quarter of fiscal 1997, as well as improved sales of other LibraryXpress products to the Company's volume distributors, OEM and European customers. These gains were partially offset by a decline in sales of the Company's other mature product lines. Sales of 18 and 36-track products declined by 25.5% from $5.1 million in the prior year to $3.8 million in the current year, due principally to sales declines in 18-track products as well as reduced sales of 36-track products in Europe. Sales of 36-track products to the Company's OEM customers were up over the prior year. Consistent with past trends, sales of 9-track products fell by 29.0% from $3.1 million in the prior year to $2.2 million in the first quarter of fiscal 1998, a trend the Company expects will continue.

A summary of the sales mix by product for the periods presented in the statement of operations is as follows:

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                ------------------
                                                  1997      1996
                                                -------    -------
           Company products:
             LibraryXpress....................   39.3%      16.2%
             36-track.........................   22.1       29.3
             18-track.........................    4.7       13.1
             9- track.........................   15.7       25.4
             Spare parts, controllers, other..   10.4        8.8

           Other products:
             DLT distributed product..........    7.8        6.8
             HP distributed product...........      -        0.4
                                               -------   -------
                                                100.0%    100.0%
                                               -------   -------
                                               -------   -------

   GROSS MARGIN. The Company's gross margin percentage for the first quarter of fiscal 1998 was 33.3%, a decline from the 37.0% margin reported in the first quarter of fiscal 1997. There were several factors which caused the decline. Higher margins were generated in the prior year on sales of LibraryXpress products because it was only the second full quarter since the introduction of that product line. Typically, margins are higher at product introduction due to higher prices, sales through lower level channels and an absence of sales to OEM customers. Additionally, a greater portion of other product sales were generated through the Company's volume channel and OEM customers at lower margins.

   SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $2.1 million or 15.0% of net sales in the first quarter of fiscal 1998 compared to $1.8 million or 14.8% of net sales in fiscal 1997. The higher level of expenses was principally related to the addition of new marketing personnel as well as increased spending for promotions and advertising for the Company's line of LibraryXpress products.

   RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to approximately $946,000 or 6.8% of net sales in the first quarter of fiscal 1998 compared to $1.1 million or 9.3% of net sales in fiscal 1997. The reduced spending was due primarily to a recovery or reimbursement of non-recurring engineering expenses from a major OEM customer related to the development of a new product.

   GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $1.5 million or 11.0% of net sales in the first quarter of fiscal 1998 compared to $950,000 or 7.9% of net sales in fiscal 1997. The increased level of expenses was due to a number of factors including costs incurred to recruit and attract several top level personnel, legal fees related to the class-action lawsuit filed against the Company, expense items relating to the replacement of the Company's enterprise-wide information and business systems, and other costs incident to being a public company.

   OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of interest income, interest expense and gain or loss on foreign currency translation. In fiscal year 1997, prior to the Company's initial public offering on February 21, 1997, this item consisted entirely of interest expense incurred on borrowings under the Company's revolving bank line of credit. After going public, the Company's revolving credit line was repaid in full and interest income is now being generated on the invested IPO proceeds. Net other income of $210,000 in the first quarter of fiscal 1998 consisted of $243,000 of interest income offset by $33,000 of foreign currency translation losses.

   INCOME TAXES. The Company's provision for state and federal income taxes in fiscal year 1998 was 38% of income before taxes versus 40% in fiscal year 1997. The Company expects this lower rate to continue. The reduced tax rate in the current year is primarily the result of a greater portion of product sales being shipped from the Company's operation in the UK which is subject to a lower tax rate.

   NET INCOME. Net income per share decreased to $.02 in the first quarter of fiscal year 1998 compared to $.04 in the first quarter of the prior year. In addition to the lower level of earnings, the calculation of earnings per share in the most recent quarter reflects a higher number of shares outstanding as a result of the Company's initial public offering in February 1997. The calculation is based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each respective period.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1998, the Company used $370,000 of cash for its operating activities, primarily to fund increased working capital. Included in this net change was an increase of $2.6 million in inventories, offset by a reduction in trade accounts receivable of $1.7 million. An additional $885,000 was spent on capital equipment during the period, primarily equipment, software and consulting related to the installation of the Company's new enterprise-wide information and business systems. Offsetting these uses was the generation of $249,000 in cash from the sale of stock through the exercise of stock options. On an aggregate basis, these activities consumed approximately $1.0 million and reduced the company's cash reserves to $17.9 million at quarter-end. At September 30, 1997, the Company's working capital amounted to $36.5 million, it had no outstanding funded debt, and had an unused bank line of credit of $5 million. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth for the foreseeable future.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11.0 Computation of Earnings Per Common Share

          27.0 Financial Data Schedule


     (b)  Reports on Form 8-K

          None



                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OVERLAND DATA, INC.

Date:  November 12, 1997              By: /s/ Vernon A. LoForti
                                          ----------------------------
                                           Vernon A. LoForti
                                           Vice President and
                                           Chief Financial Officer