Form 10-Q
period 1997-12-31
OVERLAND DATA INC
filed 1998-02-10
CIK 889930

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                      FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended December 31, 1997


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes /X/       No / /


As of February 3, 1998 there were 10,547,857 shares of the registrant's common stock, no par value, issued and outstanding.

                                 OVERLAND DATA, INC.
                                      FORM 10-Q
                   For the quarterly period ended December 31, 1997

                                  TABLE OF CONTENTS


                                                                       Page
                                                                      Number
                                                                      ------
PART I   -   FINANCIAL INFORMATION

Item 1.   Financial Statements:


          Consolidated condensed statement of operations --
               Three months and six months ended
               December 31, 1997 and 1996. . . . . . . . . . . . . . . . 3

          Consolidated condensed balance sheet --
               December 31, 1997 and June 30, 1997 . . . . . . . . . . . 4

          Consolidated condensed statement of cash flows --
               Six months ended December 31, 1997 and 1996 . . . . . . . 5

          Notes to consolidated condensed financial statements . . . . . 6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . 8


PART II   -   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .14

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .15

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .16

                                 OVERLAND DATA, INC.
                    CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           DECEMBER 31,               DECEMBER 31,
                                                      ---------------------      ------------------------
                                                        1997         1996           1997           1996
                                                      ---------   ---------      ---------     ----------
Net sales. . . . . . . . . . . . . . . . . . . .      $ 18,071    $  15,220      $  32,069     $   27,233
Cost of goods sold.. . . . . . . . . . . . . . .        12,367        9,848         21,705         17,421
                                                      ---------   ---------      ---------     ----------

Gross profit . . . . . . . . . . . . . . . . . .         5,704        5,372         10,364          9,812
                                                      ---------   ---------      ---------     ----------

Operating expenses:
     Sales and marketing . . . . . . . . . . . .         2,196        1,778          4,303          3,558
     Research and development. . . . . . . . . .           957          979          1,903          2,095
     General and administrative. . . . . . . . .         1,537          798          3,068          1,749
                                                      ---------   ---------      ---------     ----------

       Total operating expenses. . . . . . . . .         4,690        3,555          9,274          7,402
                                                      ---------   ---------      ---------     ----------

Income from operations.. . . . . . . . . . . . .         1,014        1,817          1,090          2,410

Other income (expense):
     Other income (expense), net . . . . . . . .            38            -              4              5
     Interest, net . . . . . . . . . . . . . . .           220          (77)           464           (134)
                                                      ---------   ---------      ---------     ----------

Income before income taxes . . . . . . . . . . .         1,272        1,740          1,558          2,281
Provision for income taxes . . . . . . . . . . .           483          696            592            913
                                                      ---------   ---------      ---------     ----------

Net income . . . . . . . . . . . . . . . . . . .      $    789    $   1,044      $     966     $    1,368
                                                      ---------   ---------      ---------     ----------
                                                      ---------   ---------      ---------     ----------

Earnings per share:
     Basic . . . . . . . . . . . . . . . . . . .      $   0.07    $    0.13      $    0.09     $     0.18
                                                      ---------   ---------      ---------     ----------
                                                      ---------   ---------      ---------     ----------
     Diluted . . . . . . . . . . . . . . . . . .      $   0.07    $    0.13      $    0.09     $     0.17
                                                      ---------   ---------      ---------     ----------
                                                      ---------   ---------      ---------     ----------

Number of shares used in computing earnings
  per share:
     Basic . . . . . . . . . . . . . . . . . . .        10,538        7,741         10,498          7,683
                                                      --------    ---------      ---------     ----------
                                                      --------    ---------      ---------     ----------
     Diluted . . . . . . . . . . . . . . . . . .        11,111        8,292         11,100          8,238
                                                      --------    ---------      ---------     ----------
                                                      --------    ---------      ---------     ----------

See accompanying notes to consolidated condensed financial statements.

                                 OVERLAND DATA, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                                       DECEMBER 31,    JUNE 30,
                                                                           1997          1997
                                                                      ------------   ----------
ASSETS:                                                               (unaudited)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . $  15,149     $   18,926
  Accounts receivable, less allowance for doubtful accounts
      and returns of $885 and $774, respectively . . . . . . . . . . .    10,763         11,151
  Inventories.   . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,305         12,101
  Deferred income taxes .. . . . . . . . . . . . . . . . . . . . . . .     1,743          1,743
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . .       727            607
                                                                       ---------     ----------

           Total current assets. . . . . . . . . . . . . . . . . . . .    42,687         44,528

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .     4,285          3,499
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .        77             77
Intangible and other assets. . . . . . . . . . . . . . . . . . . . . .        96            156
                                                                       ---------     ----------

                                                                       $  47,145     $   4   8,260
                                                                       ---------     ----------
                                                                       ---------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . $   3,032     $    5,372
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .     1,219          1,377
  Accrued payroll and employee compensation. . . . . . . . . . . . . .     1,206          1,046
                                                                       ---------     ----------

           Total current liabilities . . . . . . . . . . . . . . . . .     5,457          7,795

Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .       127            148
                                                                       ---------     ----------

           Total liabilities . . . . . . . . . . . . . . . . . . . . .     5,584          7,943
                                                                       ---------     ----------

Shareholders' equity:
  Common stock, no par value, 25,000,000 shares
      authorized; 10,547,857 and 10,434,593 shares
      issued and outstanding, respectively . . . . . . . . . . . . . .    33,517         33,246
  Cumulative translation adjustment. . . . . . . . . . . . . . . . . .        16              9
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .     8,028          7,062
                                                                       ---------     ----------

           Total shareholders' equity. . . . . . . . . . . . . . . . .    41,561         40,317
                                                                       ---------     ----------

                                                                       $  47,145     $   48,260
                                                                       ---------     ----------
                                                                       ---------     ----------

See accompanying notes to consolidated condensed financial statements.

                                 OVERLAND DATA, INC.
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                             1997        1996
                                                           -------      -------
OPERATING ACTIVITIES:
     Net income..        . . . . . . . . . . . . . . .       $966        $1,368
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization. . . . . . . .        694           491
          Changes in operating assets and liabilities:
            Account receivables. . . . . . . . . . . .        388        (1,480)
            Inventories. . . . . . . . . . . . . . . .     (2,204)       (1,546)
            Other assets . . . . . . . . . . . . . . .       (120)          182
            Accounts payable and accrued liabilities .     (2,519)          546
            Accrued payroll and employee compensation.        160          (402)
                                                          --------       -------

                Net cash used in operating activities.     (2,635)         (841)

INVESTING ACTIVITIES:
     Capital expenditures. . . . . . . . . . . . . . .     (1,420)         (871)
                                                          --------       -------

                Net cash used in investing activities.     (1,420)         (871)
                                                          --------       -------

FINANCING ACTIVITIES:
     Net proceeds under bank line of credit. . . . . .          0         1,600
     Proceeds from exercise of stock options . . . . .         82            29
     Net proceeds from issuance of common stock. . . .        189            92
                                                          --------       -------

                Net cash provided by financing
                  activities . . . . . . . . . . . . .        271         1,721
                                                          --------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . .          7             0
                                                          --------       -------

Net (decrease) increase in cash and cash equivalents .     (3,777)            9
Cash and cash equivalents at beginning of period . . .     18,926            19
                                                          --------       -------

Cash and cash equivalents at end of period . . . . . .    $15,149           $28
                                                          --------       -------
                                                          --------       -------

See accompanying notes to consolidated condensed financial statements.

                                 OVERLAND DATA, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Overland Data, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Company's fiscal quarter ends on the Sunday closest to December 31. For ease of presentation, the Company's quarter end is deemed to be December 31. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1997 on file with the Securities and Exchange Commission.


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

NOTE 3 -- NET INCOME PER SHARE

As required, in the quarter ended December 31, 1997 the Company retroactively adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Prior year periods presented in the income statement also include preferred stock that was converted into common stock upon the Company's initial public offering. Diluted earnings per share is computed based on the weighted average number of shares of both common and preferred stock outstanding during the period, plus the effect of dilutive stock options and common shares issuable under the Company's Employee Stock Purchase Plan using the treasury stock method.

NOTE 4 -- INVENTORIES

Inventories consist of the following (in thousands):

                                             December 31,   June 30,
                                                1997          1997
                                              ---------    ---------
                                            (unaudited)
               Raw materials                 $ 10,548     $   8,160
               Work-in-process                  2,240         2,839
               Finished goods                   1,517         1,102
                                             --------     ---------
                                             $ 14,305     $  12,101
                                             --------     ---------
                                             --------     ---------


NOTE 5 --  LITIGATION

The Company, its directors and certain of its officers have been named as defendants in a class action lawsuit which alleges that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering in February 1997. The suit seeks rescission of the share purchases of the class during the period between February 21, 1997 and March 14, 1997 or rescissory damages if their shares have been sold, as well as attorneys' fees and other costs and expenses. The defendants have not yet been required to answer the allegations in the complaint, and, on November 24, 1997, filed a Motion to Dismiss with the Court, which is expected to be ruled upon in early 1998. No discovery has been conducted, and the outcome of the lawsuit cannot be determined. However, management believes that it has meritorious defenses and intends to defend against the remaining lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage against suits of this nature, and other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking
statements usually contain the words   "estimate,"   "anticipate,"   "expect"
or  similar   expressions.   All forward-looking statements are inherently
uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail such risks and uncertainties as those set forth below which could cause the Company's actual results to differ materially from those projected in the forward-looking statements.

Advanced technology companies such as Overland Data are subject to numerous risks and uncertainties generally characterized by rapid technological change and other highly competitive factors. The Company's future revenue and operating results are dependent upon gaining further market acceptance for its LibraryXpress line of automated tape libraries and its ability to manufacture sufficient product to satisfy demand. The LibraryXpress products incorporate a line of DLT tape drives supplied by Quantum Corporation, which is the sole source for the DLT tape technology. In the past, there have been times when the Company was unable to obtain an adequate supply of such drives and there can be no assurance that such supply interruptions will not recur.

The Company's future revenue and operating results are also dependent upon market demand for its TapeXpress line of 36-track products, which could be adversely affected by newly introduced competitive products and other factors. Although IBM is the Company's primary customer for this product line, IBM is not required to purchase minimum quantities pursuant to the supply arrangement.

The future success of the Company will also depend upon its ability to develop, manufacture and market new and enhanced products on a timely and cost effective basis, including products related to the Company's new Variable Rate Randomizer
(VR2) encoding technology which was announced on December 11, 1997. Success in this area cannot be assured because of the inherent uncertainty of development projects for high technology products, the possible introduction of competing products in the marketplace, the lengthy cycle for sales and alliances with large OEM customers and other such factors.

The risks and uncertainties noted above, along with others which could materially affect the Company's business, are more fully set forth in the "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of the Company's Form 10-K for the most recently completed fiscal year on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the unaudited condensed consolidated financial statements.


                                                       Three Months Ended             Six Months Ended
                                                          December 31,                  December 31,
                                                  --------------------------    --------------------------
                                                      1997           1996           1997           1996
                                                  -----------    -----------    -----------    -----------
     Net sales. . . . . . . . . . . . . . . . . .      100.0%         100.0%         100.0%         100.0%

     Cost of goods sold . . . . . . . . . . . . .       68.4           64.7           67.7           64.0
                                                  -----------    -----------    -----------    -----------
     Gross profit . . . . . . . . . . . . . . . .       31.6           35.3           32.3           36.0
                                                  -----------    -----------    -----------    -----------
     Operating expenses:
          Sales and marketing . . . . . . . . . .       12.2           11.7           13.4           13.1
          Research and development. . . . . . . .        5.3            6.4            5.9            7.7
          General and administrative. . . . . . .        8.5            5.2            9.6            6.4
                                                  -----------    -----------    -----------    -----------
             Total operating expenses . . . . . .       26.0           23.3           28.9           27.2
                                                  -----------    -----------    -----------    -----------

     Income from operations . . . . . . . . . . .        5.6           11.9            3.4            8.8
     Other income (expense), net. . . . . . . . .        1.4           -0.5            1.5           -0.5
                                                  -----------    -----------    -----------    -----------
     Income before income taxes . . . . . . . . .        7.0           11.4            4.9            8.3
     Provision for income taxes . . . . . . . . .        2.7            4.6            1.9            3.4
                                                  -----------    -----------    -----------    -----------
     Net income . . . . . . . . . . . . . . . . .        4.3%           6.8%           3.0%           4.9%
                                                  -----------    -----------    -----------    -----------
                                                  -----------    -----------    -----------    -----------



FOR THE THREE MONTHS ENDED DECEMBER 31, 1997

   NET SALES. Net sales of $18.1 million in the fiscal 1998 second quarter grew by $2.9 million or 19.1% over sales of $15.2 million in the comparable quarter of the prior year. The growth was attributable primarily to increased sales of the LibraryXpress product line, which grew 150% from $3.4 million in the fiscal 1997 second quarter to $8.5 million in the fiscal 1998 second quarter. This included sales of the new LXS mini-library, which was introduced during the last quarter of fiscal 1997. Sales of the Company's 36-track products of $5.8 million in the fiscal 1998 second quarter grew by $1.0 million or 20.8% from $4.8 million in fiscal 1997, due principally to increased sales to IBM. These gains were partially offset by declines in sales of the Company's more mature 18-track and 9-track products. Combined sales of these two product lines of $1.6 million declined by 68.6% from $5.1 million in the second quarter of the prior year, due principally to declines of 18-track products in all sales channels and 9-track products in the OEM channel. The Company expects that its customers will continue to migrate to newer technologies and that, as a result, sales of 18-track and 9-track products will comprise a smaller percentage of its sales in future quarters.

A summary of the sales mix by product for the periods presented in the statement of operations is as follows:


                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          DECEMBER 31,                  DECEMBER 31,
                                                    ------------------------      ------------------------
                                                       1997           1996           1997           1996
                                                    ---------      ---------      ---------      ---------
     Company products:
       LibraryXpress . . . . . . . . . . . .            46.9%          22.4%          43.5%          19.6%
       36-track. . . . . . . . . . . . . . .            31.9           31.6           27.7           30.6
       18-track. . . . . . . . . . . . . . .             2.5           15.3            3.5           14.4
       9-track . . . . . . . . . . . . . . .             6.4           17.7           10.5           21.1
       Spare parts, controllers, other . . .             7.4            6.6            8.6            7.5

     Other products:
       DLT distributed product . . . . . . .             4.9            6.2            6.2            6.5
       HP distributed product. . . . . . . .               -            0.2              -            0.3
                                                    ---------      ---------      ---------      ---------
                                                       100.0%         100.0%         100.0%         100.0%
                                                    ---------      ---------      ---------      ---------
                                                    ---------      ---------      ---------      ---------

   GROSS PROFIT. The Company's gross profit for the fiscal 1998 second quarter was $5.7 million, up from $5.4 million in the fiscal 1997 second quarter. As a percentage of sales, however, the fiscal 1998 gross margin declined to 31.6% from 35.3% in fiscal 1997. The margin erosion was due primarily to the fact that a greater portion of sales were made to OEM customers and to upper level distributors at lower margins relative to the Company's other sales channels. Additionally, gross margins on the LibraryXpress product line were better in the prior year because it was relatively new then and prices are typically higher at product introduction.

   SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $2.2 million or 12.2% of net sales in the fiscal 1998 second quarter compared to $1.8 million or 11.7% of net sales in the fiscal 1997 second quarter. The higher level of expenses is related to the addition of new marketing personnel, increased spending for promotions and advertising and an expansion of the Company's European operation.

   RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $957,000 or 5.3% of net sales in the fiscal 1998 second quarter compared to $979,000 or 6.4% of net sales in the fiscal 1997 second quarter. The reduced spending was due primarily to a reimbursement of non-recurring engineering expenses from a major OEM customer related to the development of a new product which began in the first quarter of fiscal 1998. This reimbursement is expected to continue through the third quarter of fiscal 1998.

   GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $1.5 million or 8.5% of net sales in the fiscal 1998 second quarter compared to $798,000 or 5.2% of net sales in the fiscal 1997 second quarter. The fiscal 1997 expenses benefited from a one-time facilities related rebate. The increased level of expenses in fiscal 1998 also reflects increased legal fees related to the class-action lawsuit filed against the Company, an increase in support personnel, depreciation on the Company's new computer system, and other costs incident to being a public company.

   OTHER INCOME (EXPENSE), NET. Other income (expense) consists primarily of interest income, interest expense and gain or loss on foreign currency translation. In fiscal year 1997, prior to the Company's initial public offering on February 21, 1997, this item consisted entirely of interest expense incurred on borrowings under the Company's revolving bank line of credit. In fiscal year 1998, interest income is being generated on the invested IPO proceeds. Net other income of $258,000 in the fiscal 1998 second quarter consisted of $220,000 of interest income and $38,000 of foreign currency gains.

   INCOME TAXES. The Company's provision for state and federal income taxes in fiscal year 1998 was 38% of income before taxes versus 40% in fiscal year 1997. The company expects this lower rate to continue. The reduced tax rate in the current year is primarily the result of a greater portion of product sales being shipped from the Company's operation in the UK, which is subject to a lower tax rate.

   NET INCOME. Diluted net income per share decreased to $.07 in the fiscal 1998 second quarter compared to $.13 in the fiscal 1997 second quarter. Basic
net income per share decreased from $.13 to $.07 in the same time periods.   In
addition to the lower level of earnings, the calculation of earnings per share in the most recent quarter reflects a higher number of shares outstanding as a result of the Company's initial public offering in February 1997. Basic earnings per share in the prior year also excludes the shares of preferred stock which were then outstanding but which were converted to common shares upon the IPO.


FOR THE SIX MONTHS ENDED DECEMBER 31, 1997

   NET SALES. The Company's net sales of $32.1 million in the fiscal 1998 first half grew by $4.8 million or 17.6% over sales of $27.2 million in the comparable period of the prior year. Similar to the quarterly results, this growth was principally the result of increased sales of the LibraryXpress product line, including sales of the new LXS mini-library which was introduced during the last quarter of fiscal 1997. LibraryXpress sales grew from $5.4 million in the fiscal 1997 first half to $14.0 million in 1998, an increase of 159%. Sales of the Company's 36-track products of $8.9 million in the fiscal 1998 first half were up from $8.3 million in the prior year, reflecting the start of the supply
agreement with IBM in the fiscal 1997 second quarter.   Partially offsetting
these gains were declines in sales of the Company's mature 18-track and 9-track products, which fell by a combined 55% from $9.7 million in the prior year to $4.5 million in the current year. Finally, the fiscal 1998 first half sales of controllers, spare parts, software and other products amounted to $2.8 million, an increase of 33% over the fiscal 1997 first half sales of $2.1 million.

   GROSS PROFIT. The Company's gross profit for the fiscal 1998 first half was $10.4 million, up from $9.8 million reported in the fiscal 1997 first half. However, the gross margin percentage declined from 36.0% in 1997 to 32.3% in 1998. Again, this reflects the generation of a greater portion of sales through the Company's OEM and volume channels in the current year and lower margins on LibraryXpress sales as that product line matures.

   SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $4.3 million or 13.4% of net sales in the fiscal 1998 first half compared to $3.6 million or 13.1% of net sales in the fiscal 1997 first half. The higher level of expense includes the addition of new marketing personnel and an expanded advertising and promotion program.

   RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $1.9 million or 5.9% of net sales in the fiscal 1998 first half compared to $2.1 million or 7.7% of net sales in the fiscal 1997 first half. The reduced spending was due primarily to a reimbursement of non-recurring engineering expenses from a major OEM customer related to the development of a new product which began in the first quarter of fiscal 1998. This reimbursement is expected to continue through the third quarter of fiscal 1998.

   GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $3.1 million or 9.6% of net sales in the fiscal 1998 first half compared to $1.7 million or 6.4% of net sales in the fiscal 1997 first half.
The increased level of expenses reflects a one-time facilities-related rebate in the prior year, a high level of costs incurred to recruit and attract several top level personnel, legal fees related to the class-action lawsuit filed against the Company, depreciation on the Company's new computer system, and other costs incident to being a public company.

   OTHER INCOME (EXPENSE), NET. In the fiscal 1997 first half, net other expense of $129,000 consisted almost entirely of interest expense incurred on borrowings under the Company's revolving bank line of credit. After going public, the net other income of $468,000 in the fiscal 1998 first half consisted of $464,000 of interest income generated on invested IPO proceeds and $4,000 of foreign currency gains.

   INCOME TAXES. The Company's provision for state and federal income taxes in fiscal year 1998 was 38% of income before taxes versus 40% in fiscal year 1997. The company expects this lower rate to continue. The reduced tax rate in the current year is primarily the result of a greater portion of product sales being shipped from the Company's operation in the UK, which is subject to a lower tax rate.

   NET INCOME. Diluted net income per share decreased to $.09 in the fiscal 1998 first half compared to $.17 in the first half of the prior year. Basic net
income per share decreased from $.18 to $.09 in the same time periods.   In
addition to the lower level of earnings, the calculation of earnings per share in the most recent half reflects a higher number of shares outstanding as a result of the Company's initial public offering in February 1997.


LIQUIDITY AND CAPITAL RESOURCES

During the fiscal 1998 first half, the Company used $3.8 million of cash primarily to fund increased working capital. Included in this net change was an increase of $2.2 million in inventories and a net paydown/reduction of $2.5 million in payables/accruals, affected primarily to increase the Company's supply of DLT tape drives and pay off creditors. An additional $1.4 million was spent on capital equipment during the period, primarily equipment and software related to the Company's new computer system. Offsetting these uses was the generation of $271,000 in cash from the sale of stock to employees and the exercise of stock options and $388,000 generated by a reduced level of accounts receivable.  On an aggregate basis, these activities reduced the
company's cash reserves to $15.1 million at December 31, 1997.   At that
date, the Company's working capital amounted to $37.2 million, it had no outstanding funded debt, and had an unused bank line of credit of $5 million.
 The Company believes that these resources will be sufficient to fund its operations and to provide for its growth for the foreseeable future.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company, its directors and certain of its officers have been named as defendants in two putative class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints allege that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 21, 1997. The suits seek rescission of their share purchases or rescissory damages if their shares have been sold, as well as attorneys' fees and other costs and expenses.

On September 16, 1997, the Court entered an Order permitting the voluntary dismissal of the first-filed lawsuit without prejudice. The plaintiff in the second lawsuit now has been appointed as the Lead Plaintiff in this litigation, but the defendants have not yet been required to answer the allegations in the complaint. On November 24, 1997, the defendants filed a Motion to Dismiss with the Court, which is expected to be ruled upon in early 1998. No discovery has been conducted, and the outcome of the remaining lawsuit cannot be determined. However, management believes that it has meritorious defenses and intends to defend against the remaining lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage against suits of this nature, and other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 11, 1997, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders approved management's slate of directors and all four additional proposals with the following vote distribution:


                                                                           Broker
             Item                        Affirmative  Negative  Withheld  Non-vote
             ----                        -----------  --------  --------  --------
ELECTION OF BOARD MEMBERS
        Scott McClendon                   9,133,411             153,473
        Martin D. Gray                    9,133,211             153,673
        William W. Otterson               9,132,411             154,473
        Joseph D. Rizzi                   9,132,911             153,973
        John A. Shane                     9,133,911             152,973

OTHER MATTERS
     1) Amend the bylaws to set the
        number of directors at five(5)    9,025,630     17,023     3,581     240,650

     2) Increase the number of shares
        issuable under the Company's
        1995 Stock Option Plan            6,522,361    843,782     6,050   1,914,691

     3) Approval of the 1997 Executive
        Stock Option Plan                 6,560,295    709,900     9,500   2,007,189

     4) Reappoint Price Waterhouse LLP
        as independent auditors for
        fiscal year 1998                  7,939,060  1,344,424     3,400         -

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



                                             OVERLAND DATA, INC.

Date:  January 31, 1998                      By:  /s/  Vernon A. LoForti
                                                  ----------------------
                                                  Vernon A. LoForti
                                                  Vice President and
                                                  Chief Financial Officer