Form 10-Q
period 1998-03-31
OVERLAND DATA INC
filed 1998-05-13
CIK 889930

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998


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

As of MaY 11, 1998 there were 10,564,682 shares of the registrant's common stock, no par value, issued and outstanding.

                              OVERLAND DATA, INC.
                                   FORM 10-Q
                 For the quarterly period ended March 31, 1998

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
PART I   -   FINANCIAL INFORMATION

Item 1.      Financial Statements:
        Consolidated condensed statement of operations --
            Three months and nine months ended
            March 31, 1998 and 1997........................................    3

         Consolidated condensed balance sheet --
             March 31, 1998 and June 30, 1997..............................    4

         Consolidated condensed statement of cash flows --
            Nine months ended March 31, 1998 and 1997......................    5

         Notes to consolidated condensed financial statements..............    6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................    8


PART II   -   OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   14

Item 4.  Submission of Matters to a Vote of Security Holders ..............   15

Item 6.  Exhibits and Reports on Form 8-K .................................   15

         Signatures .......................................................   16

                            OVERLAND DATA, INC.
               CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                MARCH 31,                      MARCH 31,
                                                           ------------------             -----------------
                                                           1998           1997           1998           1997
                                                         ---------   ---------         --------       -------
Net sales......................................          $ 18,659     $ 15,404        $ 50,728       $42,637
Cost of goods sold.............................            13,190       10,167          34,895        27,588
                                                         ---------   ---------         --------       -------
Gross profit...................................             5,469        5,237          15,833        15,049
                                                         ---------   ---------         --------       -------
Operating expenses:
 Sales and marketing...........................             2,241        1,738           6,544         5,296
 Research and development......................             1,060          993           2,963         3,088
 General and administrative....................             1,653        1,189           4,721         2,938
                                                         ---------   ---------         --------       -------
 Total operating expenses......................             4,954        3,920          14,228        11,322
                                                         ---------   ---------         --------       -------
Income from operations.........................               515        1,317           1,605         3,727

Other income (expense):
 Other income (expense), net...................                46          (52)            50            (46)
 Interest, net.................................               247           64            711            (71)
                                                         ---------   ---------         --------       -------
Income before income taxes.....................               808        1,329          2,366          3,610
Provision for income taxes.....................               307          532            899          1,445
                                                         ---------   ---------         --------       -------
Net income.....................................            $  501       $  797       $  1,467       $  2,165
                                                         ---------   ---------         --------       -------
                                                         ---------   ---------         --------       -------
Earnings per share:
 Basic.........................................           $ 0.05       $  0.11       $  0.14         $  0.37
                                                         ---------   ---------         --------       -------
                                                         ---------   ---------         --------       -------
 Diluted.......................................           $ 0.05       $  0.09       $  0.13         $  0.25
                                                         ---------   ---------         --------       -------
                                                         ---------   ---------         --------       -------
Number of shares used in computing earnings per share:
 Basic........................................            10,542         7,457        10,512           5,927
                                                         ---------   ---------         --------       -------
                                                         ---------   ---------         --------       -------
 Diluted......................................            10,990         9,359        10,987           8,615
                                                         ---------   ---------         --------       -------
                                                         ---------   ---------         --------       -------

See accompanying notes to consolidated condensed financial statements.

                             OVERLAND DATA, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                 MARCH 31,          JUNE 30,
                                                                                   1998               1997
                                                                                 ---------          --------
                                                                                (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents................................................         $15,056            $18,926
 Accounts receivable, less allowance for doubtful accounts
  and returns of $931 and $774, respectively .............................          13,312             11,151
 Inventories..............................................................          13,257             12,101
 Deferred income taxes ...................................................           1,743              1,743
 Other current assets ....................................................             899                607
                                                                                   -------            -------

   Total current assets...................................................          44,267             44,528

Property and equipment, net...............................................           4,230              3,499
Deferred income taxes.....................................................              77                 77
Intangible and other assets...............................................              67                156
                                                                                   -------            -------
                                                                                   $48,641            $48,260
                                                                                   -------            -------
                                                                                   -------            -------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
 Accounts payable ........................................................         $ 3,803            $ 5,372
 Accrued liabilities......................................................           1,592              1,377
 Accrued payroll and employee compensation................................           1,086              1,046
                                                                                   -------            -------

   Total current liabilities..............................................           6,481              7,795

Other liabilities.........................................................             187                148
                                                                                   -------            -------

   Total liabilities......................................................           6,668              7,943
                                                                                   -------            -------

Shareholders' equity:
 Common stock, no par value, 25,000,000 shares
  authorized; 10,552,062 and 10,434,593 shares
  issued and outstanding, respectively....................................          33,405             33,246
 Cumulative translation adjustment........................................              39                  9
 Retained earnings........................................................           8,529              7,062
                                                                                   -------            -------

   Total shareholders' equity.............................................          41,973             40,317
                                                                                   -------            -------

                                                                                   $48,641            $48,260
                                                                                   -------            -------
                                                                                   -------            -------

See accompanying notes to consolidated condensed financial statements.

                             OVERLAND DATA, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)


                                                                                        NINE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     1998               1997
                                                                                   -------             -------
OPERATING ACTIVITIES:
Net income...............................................................           $1,467              $2,165
 Adjustments to reconcile net income to cash
 used in operating activities:
Depreciation and amortization............................................            1,102                 768
  Changes in operating assets and liabilities:
  Account receivables....................................................           (2,161)             (1,615)
  Inventories............................................................           (1,156)             (2,421)
  Other assets...........................................................             (292)               (316)
  Accounts payable and accrued liabilities...............................           (1,315)                 69
  Accrued payroll and employee compensation..............................               40                   3
                                                                                   -------             -------
  Net cash used in operating activities..................................           (2,315)             (1,347)
                                                                                   -------             -------
INVESTING ACTIVITIES:
 Capital expenditures....................................................           (1,744)             (1,669)
                                                                                   -------             -------
  Net cash used in investing activities..................................           (1,744)             (1,669)
                                                                                   -------             -------
FINANCING ACTIVITIES:
 Net proceeds (repayments) under bank line of credit.....................                0                (962)
 Proceeds from exercise of stock options.................................               87                 114
 Stock repurchases.......................................................             (312)                  0
 Net proceeds from issuance of common stock..............................              384              25,751
                                                                                   -------             -------
  Net cash provided by financing activities..............................              159              24,903
                                                                                   -------             -------
Effect of exchange rate changes on cash..................................               30                  20
                                                                                   -------             -------
Net (decrease) increase in cash and cash equivalents.....................           (3,870)             21,907
                                                                                   -------             -------
Cash and cash equivalents at the beginning of the period.................           18,926                  19
                                                                                   -------             -------
Cash and cash equivalents at the end of the period.......................          $15,056             $21,926
                                                                                   -------             -------
                                                                                   -------             -------

See accompanying notes to consolidated condensed financial statements.

                              OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Overland Data, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Company's fiscal quarter ends on the Sunday closest to March 31. For ease of presentation, the Company's quarter end is deemed to be March 31. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1997 on file with the Securities and Exchange Commission.


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

NOTE 3 -- NET INCOME PER SHARE

The Company retroactively adopted Statement of Financial Accounting Standard
(SFAS) No. 128, "Earnings Per Share," in the quarter ended December 31, 1997. Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Prior year periods presented in the income statement also exclude preferred stock that was converted into common stock upon the Company's initial public offering. Diluted earnings per share is computed based on the weighted average number of shares of both common and preferred stock outstanding during the period, plus the effect of dilutive stock options and common shares issuable under the Company's Employee Stock Purchase Plan using the treasury stock method.

NOTE 4 -- INVENTORIES

Inventories consist of the following (in thousands):

                                                   March 31,       June 30,
                                                      1998            1997
                                                   --------        --------
                                                  (unaudited)
               Raw materials                       $  7,608        $  8,160
               Work-in-process                        3,764           2,839
               Finished goods                         1,885           1,102
                                                   --------        --------
                                                  $  13,257        $ 12,101
                                                   --------        --------
                                                   --------        --------

NOTE 5 --  LITIGATION

The Company, its directors and certain of its officers have been named as defendants in a class action lawsuit which alleges that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering in February 1997. The lawsuit seeks rescission of the share purchases of the class during the period between February 21, 1997 and March 14, 1997 or rescissory damages if their shares have been sold, as well as attorneys' fees and other costs and expenses. The defendants have not yet been required to answer the allegations in the lawsuit, and, on November 24, 1997, filed a Motion to Dismiss with the Court. The Motion to Dismiss was denied on February 20, 1998 and discovery is expected to begin shortly. To date, no discovery has been conducted, and the outcome of the lawsuit cannot be determined. However, management believes that it has meritorious defenses and intends to defend against the lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage, within policy limits, against suits of this nature, and other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail such risks and uncertainties as those set forth below which could cause the Company's actual results to differ materially from those projected in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.

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

The future success of the Company will also depend upon its ability to develop, manufacture and market new and enhanced products on a timely and cost effective basis, including products related to the Company's new Variable Rate Randomizer (VR2) encoding technology which was announced on December 11, 1997. Although a cross-licensing agreement was announced on April 1, 1998 with Tandberg Data ASA whereby Tandberg will include VR2 technology in Tandberg's MLR and SLR tape drives, success in this area cannot be assured because of the inherent uncertainty of development projects for high technology products, the possible introduction of competing products in the marketplace, the uncertainty of market acceptance of the products and other such factors.

The risks and uncertainties noted above, along with others which could materially and adversely affect the Company's business, are more fully set forth in the "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of

Operations," and other sections of the Company's Form 10-K for the most recently completed fiscal year on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the Company's unaudited condensed consolidated financial statements.


                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    MARCH 31,                     MARCH 31,
                                                               ------------------            -------------------
                                                               1998           1997           1998           1997
                                                               ----           ----           ----           ----
Net sales..........................................           100.0%         100.0%         100.0%         100.0%
Cost of goods sold.................................            70.7           66.0           68.8           64.7
                                                              -----          -----          -----          -----
Gross profit.......................................            29.3           34.0           31.2           35.3
                                                              -----          -----          -----          -----

Operating expenses:
 Sales and marketing...............................            12.0           11.3           12.9           12.4
 Research and development..........................             5.7            6.4            5.8            7.3
 General and administrative........................             8.9            7.7            9.3            6.9
                                                              -----          -----          -----          -----
 Total operating expenses..........................            26.6           25.4           28.0           26.6
                                                              -----          -----          -----          -----

Income from operations.............................             2.7            8.6            3.2            8.7
Other income (expense):
 Other income (expense), net.......................             0.3            0.1            0.1           (0.2)
 Interest, net.....................................             1.3            0.0            1.4            0.0
                                                              -----          -----          -----          -----

Income before income taxes.........................             4.3            8.7            4.7            8.5
Provision for income taxes.........................             1.6            3.5            1.8            3.4
                                                              -----          -----          -----          -----

Net income.........................................             2.7%           5.2%           2.9%           5.1%
                                                              -----          -----          -----          -----
                                                              -----          -----          -----          -----


FOR THE THREE MONTHS ENDED MARCH 31, 1998

  NET SALES. Net sales of $18.7 million in the fiscal 1998 third quarter grew by $3.3 million or 21.4% over sales of $15.4 million in the comparable quarter of the prior year. The growth was attributable primarily to increased sales of the LibraryXpress product line, which grew 129% from $4.5 million in the fiscal 1997 third quarter to $10.3 million in the fiscal 1998 third quarter. This included sales of the new LXL loader express library which began shipping in February 1998 and the establishment of a commercial distribution channel. These gains were partially offset by declines in sales of the Company's more mature 36, 18 and 9-track products. Sales of 36-track products of $4.5 million in the fiscal
1998 third quarter declined by $0.6 million or 11.8% from $5.1 million in fiscal 1997. Combined sales of 18 and 9-track products of $1.7 million declined by 48.5% from sales of $3.3 million in the third quarter of the prior year. The Company expects that its customers will continue to migrate to newer technologies and that, as a result, sales of 18-track and 9-track products will comprise a smaller percentage of its sales in future quarters.

A summary of the sales mix by product for the periods presented in the statement of operations is as follows:

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    MARCH 31,                     MARCH 31,
                                                               ------------------            -------------------
                                                               1998           1997           1998           1997
                                                               ----           ----           ----           ----
 Company products:
  LibraryXpress.......................................         55.4%          29.3%          47.7%          23.1%
  36-track............................................         23.9           32.8           26.3           31.4
  18-track............................................          3.6            6.6            3.5           11.5
  9-track.............................................          5.3           14.6            8.6           18.8
  Spare parts, controllers, other.....................          6.4           11.5            7.9            9.0

 Other products:
  DLT distributed product.............................          5.4            5.2            6.0            6.0
  HP distributed product..............................          0.0            0.0            0.0            0.2
                                                              -----          -----          -----          -----
                                                              100.0%         100.0%         100.0%         100.0%
                                                              -----          -----          -----          -----
                                                              -----          -----          -----          -----

  GROSS PROFIT. The Company's gross profit for the fiscal 1998 third quarter was $5.5 million, an increase of 5.8% from $5.2 million in the fiscal 1997 third quarter. As a percentage of sales, however, the fiscal 1998 gross margin declined to 29.3% from 34.0% in fiscal 1997. The margin decline was due primarily to a shift in customer mix in that a greater portion of sales were made to OEM customers and to upper level distributors at lower margins relative to the Company's other sales channels. Additionally, pricing pressure in the marketplace resulted in lower selling prices of certain of the Company's products.

  SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $2.2 million or 12.0% of net sales in the fiscal 1998 third quarter compared to $1.7 million or 11.3% of net sales in the fiscal 1997 third quarter. The higher level of expenses related to the addition of new marketing personnel, increased spending for promotions and advertising and an expansion of the Company's European operations.

  RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $1.1 million or 5.7% of net sales in the fiscal 1998 third quarter compared to $993,000 or 6.4% of net sales in the fiscal 1997 third quarter. The increased level of expenses in fiscal 1998 reflects increased development efforts of new product.

  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $1.7 million or 8.9% of net sales in the fiscal 1998 third quarter compared to $1.2 million or 7.7% of net sales in the fiscal 1997 third quarter. The increased level of expenses in fiscal 1998 reflects increased legal fees related to the recently signed cross-license agreement with Tandberg Data, an increase in support personnel, depreciation on the Company's new computer system, and a Company-wide management training program.

  OTHER INCOME (EXPENSE), NET. Other income (expense) consists primarily of interest income, interest expense and gain or loss on foreign currency translation. In fiscal year 1997, prior to the Company's initial public offering on February 21, 1997, this item consisted entirely of interest expense incurred on borrowings under the Company's revolving bank line of credit. Net other income of $294,000 in the fiscal 1998 third quarter consisted of $247,000 of interest income and $47,000 of foreign currency gains.

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

  NET INCOME. Diluted net income per share decreased to $.05 in the fiscal 1998 third quarter compared to $.09 in the fiscal 1997 third quarter. Basic net income per share decreased to $.05 from $.11 in the same time periods. In addition to the lower level of earnings, the calculation of earnings per share in the most recent quarter reflects a higher number of shares outstanding as a result of the Company's initial public offering in February 1997.

FOR THE NINE MONTHS ENDED MARCH 31, 1998

  NET SALES. The Company's net sales of $50.7 million in the first nine months of fiscal 1998 grew by $8.1 million or 19.0% over sales of $42.6 million in the comparable period of the prior year. Similar to the quarterly results, this growth principally resulted from increased sales of the LibraryXpress product line, including sales of the new LXL loader express library which began shipping in February, 1998. LibraryXpress sales grew 146% from $9.9 million in the first nine months of fiscal 1997 to $24.3 million in the first nine months of 1998. Sales of the Company's 36-track products of $13.3 million in the first nine months of fiscal 1998 were relatively level with the $13.4 million shipped in the prior period. Partially offsetting these gains were declines in sales of the Company's mature 18-track and 9-track products, which fell by a combined 53% from $12.9 million in the first nine months of the prior year to $6.1 million in the first nine months of the current year. Finally, sales in the first nine months of fiscal 1998 of controllers, spare parts, software and other products amounted to $4.0 million, an increase of 5% over fiscal 1997 sales of $3.8 million.

  GROSS PROFIT. The Company's gross profit for the first nine months of fiscal 1998 was $15.8 million, up 4.6% from $15.1 million reported in the first nine months of fiscal 1997. The gross margin percentage declined from 35.3% in 1997 to 31.2% in 1998, reflecting greater sales through the Company's OEM and volume channels in the current year, lower margins on LibraryXpress sales as that product line matures, as well as pricing pressures in the marketplace.

  SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $6.6 million or 12.9% of net sales in the first nine months of fiscal 1998 compared to $5.3 million or 12.4% of net sales in the first nine months of fiscal 1997. The higher level of expense includes the addition of new marketing personnel, an expanded advertising and promotion program and an expansion of the Company's European operations.

  RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $3.0 million or 5.8% of net sales in the first nine months of fiscal 1998 compared to $3.1 million or 7.2% of net sales in the first nine months of fiscal 1997. The reduced spending was due primarily to a reimbursement of non-recurring engineering expenses from a major OEM customer related to the development of a new product which began in the first quarter of fiscal 1998.

  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $4.7 million or 9.3% of net sales in the first nine months of fiscal 1998 compared to $2.9 million or 6.9% of net sales in the first nine months of fiscal 1997. The increased level of expenses reflects a one-time facilities-related rebate in the prior year, costs incurred to recruit and attract several top level personnel, legal fees related to the class-action lawsuit filed against the Company and to the Tandberg Data cross-license agreement, depreciation on the Company's new computer system, a Company-wide management training program and other costs incident to being a public company.

  OTHER INCOME (EXPENSE), NET. In the first nine months of fiscal 1997, net other expense of $117,000 consisted of $71,000 of interest expense and $46,000 of foreign exchange loss related to the Company's European operations. The net other income of $763,000 in the first nine months of fiscal 1998 consisted of

$711,000 of interest income generated on invested IPO proceeds and $52,000 of foreign currency gains.

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

   NET INCOME. Diluted net income per share decreased to $.13 in the first nine months of fiscal 1998 compared to $.25 in the first nine months of the prior year. Basic net income per share decreased to $.14 from $.37 in the same
time period.   In addition to the lower level of earnings, the calculation of earnings per share in the most recent nine month period reflects a higher number of shares outstanding as a result of the Company's initial public offering in February 1997.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1998, the Company used $3.9 million of cash primarily to fund increased working capital and capital expenditures. Earnings before depreciation and amortization generated $2.6 million. Offsetting this was the funding of $2.2 million in increased accounts receivable and $1.2 million in increased inventories to support the higher sales levels, as well as a net decrease of $1.3 million in payables/accruals. An additional $1.7 million was spent on capital equipment during the period, primarily equipment and software related to the Company's new computer system. A total of $159,000 was generated during the period from the sale of stock to employees participating in the Company's Employee Stock Purchase Plan and those exercising stock options, offset by funds required to repurchase 60,000 shares of the Company's stock, pursuant to the Company's stock repurchase plan. On an aggregate basis, these activities reduced the
company's cash reserves to $15.1 million at March 31, 1998.   At that date,
the Company's working capital amounted to $37.8 million, with no outstanding funded debt, and had an unused bank line of credit of $5 million. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth for the foreseeable future.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company, its directors and certain of its officers have been named as defendants in two putative class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints allege that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 21, 1997. The lawsuits seek rescission of their share purchases or rescissory damages if their shares have been sold, as well as attorneys' fees and other costs and expenses.

On September 16, 1997, the Court entered an Order permitting the voluntary dismissal of the first-filed lawsuit without prejudice. The plaintiff in the second lawsuit now has been appointed as the Lead Plaintiff in this litigation, but the defendants have not yet been required to answer the allegations in the complaint. On November 24, 1997, the defendants filed a Motion to Dismiss with the Court, which was denied on February 20, 1998; discovery is expected to begin shortly. To date, no discovery has been conducted, and the outcome of the remaining lawsuit cannot be determined. However, management believes that it has meritorious defenses and intends to defend against the lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage, within policy limits, against suits of this nature, and other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during Q3 of Fiscal
1998.



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


                                            OVERLAND DATA, INC.

Date:  May 13, 1998                         By:  /s/  Vernon A. LoForti
                                                 ----------------------
                                                 Vernon A. LoForti
                                                 Vice President and
                                                 Chief Financial Officer