Form 10-K
period 1998-06-30
OVERLAND DATA INC
filed 1998-09-28
CIK 889930

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED: JUNE 30, 1998

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

                                 (619) 571-5555
              (Registrant's telephone number, including area code)
                           ---------------------------

           Securities registered pursuant to Section 12(b)of the Act:

                                      None

           Securities registered pursuant to Section 12(g)of the Act:
                           Common Stock, no Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 15, 1998 was $34,924,000 based on the closing price reported on such date by the NASDAQ National Market System. Shares of Common Stock held by officers and directors and by persons who hold 5% or more of the outstanding Common Stock have been excluded from the calculation of this amount in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of June 30, 1998, the number of outstanding shares of the registrant's Common Stock was 10,550,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with registrant's Annual Meeting of Shareholders to be held on November 12, 1998 (the "Proxy Statement") are incorporated herein by reference into Part III of this Report.

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

ITEM 1.  BUSINESS

         Overland Data, Inc. (herein "Overland Data", "Overland" or the "Company") designs, develops, manufactures, markets and supports magnetic tape data storage systems used by businesses for backup, archival and data interchange functions with mini-computers, workstations, PC/LAN (Microsoft Windows NT and Novell Netware) and UNIX client/server networks, and personal computers. The Company's primary products, automated tape libraries, combine electro-mechanical robotics, electronic hardware and firmware which are developed by the Company with an emphasis on efficiency of design, functionality and reliability. The Company offers three product lines which are all based on one-half inch, linear magnetic tape technologies and, with the exception of the tape drives in its LibraryXpress product line, are designed and manufactured in-house. It also distributes products manufactured by other original equipment manufacturers ("OEM's") and markets various other products, including controller cards which connect its tape drives to personal computers, interchange software developed by the Company, storage management software supplied by third parties, spare parts and tape media. The Company also licenses a proprietary tape encoding technology which it developed and patented under the name Variable Rate Randomizer or "VR2".

PRODUCTS

         The Company produces tape drives, tape loaders and automated tape libraries based on removable tape technologies. It currently provides turnkey data storage solutions to customers in distinct markets through three product lines that utilize three generations of half-inch magnetic tape technologies. The network backup market is served by LibraryXpress, the Company's DLT-based automated tape library/loader product line, which provides automated backup as companies migrate to enterprise-wide client/server networks. The mid-range data interchange and backup market is served by TapeXpress, the Company's 18/36-track product line. The desktop data interchange market is served by TapePro, the Company's 9-track product line, which targets personal computer and workstation users who need access to data created on legacy systems. The Company's VR2 encoding technology is licensed to tape drive manufacturers to enable them to significantly improve drive performance.

- LIBRARYXPRESS - The LibraryXpress product line of automated tape libraries is based on DLT technology and tape drives supplied by Quantum Corporation. In March 1996, the Company commenced shipment of the LXB base unit, which consists of one or two DLT drives and a ten-cartridge removable magazine. In March 1997, the Company commenced shipment of (i) the LXG global control module which provides an additional 16-cartridge magazine, library control from a single point and the ability to modularly stack up to eight LXB or LXC capacity modules, and (ii) the LXC capacity module which consists of a 16-cartridge magazine and no drives. The LXG enables users to pass cartridges from module to module as one integrated unit, providing true scalability and allowing end-users to expand their storage capacity to meet their growing business needs while protecting their original LXB investment. In May 1997, the Company began shipping the LXS MiniLibrary, a single-drive, 15-cartridge, non-scalable version of the LibraryXpress to serve the lower end of the network market. In February 1998, the Company commenced shipment of the LoaderXpress, a single-drive DLT tape loader which offers a five or ten cartridge magazine, designed for the commercial distribution channel. The Company currently offers the LXB, the LXS Mini Library, and the LoaderXpress with DLT4000 or DLT7000 tape drives.

- TAPEXPRESS - The TapeXpress product line of 18/36-track drives and loaders is based on IBM's 3480/3490/3490E technologies. The Company's single-drive, single-cartridge T490E and its one-drive, ten-cartridge L490E MiniLibrary are compatible with the 36-track IBM 3490E format, are used extensively on AS400 and RS6000 minicomputers, and are the first products in the marketplace that are capable of reading and writing in both 18 and 36-track formats. Overland's products connect easily to numerous hardware platforms and are supported by many popular backup and hierarchical storage management ("HSM") software packages. During fiscal year 1997, IBM selected the Company to be its supplier of 36-track products. During fiscal year 1998, the Company announced end-of-life on all of its 18-track products and its L60E 36-track data vault.

- TAPEPRO - The TapePro product line consists of compact, lightweight and low-cost desktop tape drives, and a legacy tape drive sold primarily to Digital Equipment Corporation/Compaq ("DEC/CPQ") for replacement purposes. Nine-track tape once was the only tape technology used for archive, backup and data interchange functions. Today, 9-track tape is used only for data interchange, a limited function used to access data that generally was stored when 9-track was the only tape technology. Data interchange continues to be important for end-users who need to access data on the estimated 250 million 9-track reels available worldwide. Although new information currently is not stored on 9-track tape, end-users need to access information stored on these tapes periodically and it generally is not cost-efficient to transfer this information to another storage medium. The Company has not recently, and will not in the future, invest additional research and development resources in the 9-track product line.

- Variable Rate Randomizer - In December 1997, the Company introduced its VR2 encoding technology, an implementation based on Partial Response Maximum Likelihood ("PRML"). The technology, which can be embedded in an ASIC chip, is capable of producing up to two times the native capacity and native data transfer rate performance of existing linear tape technologies without requiring any changes in tape path design, recording heads, and/or media. This performance is accomplished by achieving encoding efficiency of greater than 99%. In April 1998, the Company licensed VR2 to Tandberg Data ASA for use in their Scaleable-Channel Linear Recording ("SLR") tape drives. The Company plans to license VR2 to other customers.

         The Company's drives, loaders and libraries are installed on specific computer platforms with the appropriate backup, data interchange or storage management software. Overland actively works with a number of backup and storage management software companies to confirm that its products are properly supported. Currently, more than 80 different software packages support the Company's products. For instance, on the Novell Netware and Microsoft Windows NT platforms, the software packages include products from Cheyenne Software, Seagate Software, Inc. (Arcada and Palindrome), Legato Systems Incorporated ("Legato Systems"), and STAC Inc. On UNIX platforms, the software packages include products from Legato Systems, IBM, Cheyenne Software and Peripheral Device Corporation.

SALES AND MARKETING

         The Company sells its products primarily through three channels: (i) original equipment manufacturers ("OEMs"), (ii) commercial distributors, and
(iii) volume, consisting of systems integrators, technical distributors and value added resellers ("VARs"). Overland's products are sold both domestically and internationally. Regardless of the channel through which they are sold, all of Overland's products are designed and manufactured to meet OEM level requirements and reliability standards. Because the OEM qualification process can take six to 18 months to complete, the Company's initial sales of new products are often made to other non-OEM customers, who typically evaluate, integrate and adopt new technologies and products more quickly. After qualification and acceptance, OEM sales generally represent an increasing proportion of a product's unit sales and are important to the Company in terms of validating its products in the marketplace and achieving desirable production volume.

- OEM CHANNEL - The Company currently has supply agreements with DEC (now part of Compaq Computer Corporation and hereafter referred to as DEC/CPQ), IBM, Siemens Nixdorf Informationssysteme AG, Groupe Bull S.A., Intergraph Corporation, NCR Corporation and Symbios Logic, Inc., all of which incorporate Overland's products into their system offerings. Although DEC had been an OEM customer of the Company since 1993, the relationship was expanded twice during fiscal year 1998. In July 1997, DEC added the Company's 36-track products to its offerings and in September 1997, added the LibraryXpress. Overland often works with its OEM customers early in a new product development cycle in order to design its products to meet their specifications. The OEM sales cycle is often lengthy and typically consists of a general technology evaluation, qualification of product specifications, verification of product performance against these specifications, integration testing of the product within the customers' systems, product announcement and volume shipment. As is typical in the industry, the Company's OEM contracts provide for annual price reviews and the customers are not required to purchase minimum quantities. DEC/CPQ has been the Company's largest customer, accounting for approximately 25%, 14% and 23% of sales in fiscal years 1998, 1997 and 1996, respectively. Shipments to IBM, who became a customer during fiscal year 1997, accounted for 15% and 10% of sales in fiscal years 1998 and 1997, respectively. No other customer accounted for more than 10% of sales in any year during the three-year period. The Company supports this channel through a field sales office and other Company field representatives.

- COMMERCIAL DISTRIBUTION CHANNEL - In April 1998 the Company signed distribution agreements with two commercial distribution customers: Bell Microproducts and Tech Data Corp. Both distributors will sell the Company's DLT LibraryXpress products to resellers nationwide. Tech Data is the preferred master distributor for Overland in Latin America. The agreements include provisions for stock rotation and price protection, common terms in the commercial distribution area. To guard against exposure to returned product or price adjustments, the Company does not record revenue in this channel until the related inventory is sold by the distributor.

- VOLUME CHANNEL - The Company's volume channel includes systems integrators, technical distributors and VARs, each of which sells to both resellers and end-users. Certain of the Company's volume channel customers specialize in the insurance, banking, financial, geophysical or medical industries, and offer a variety of value-added services relating to the Company's products. Overland's products frequently are packaged by these customers as part of a complete data processing system or combined with other storage devices, such as redundant array of independent disks ("RAID") systems, to deliver a complete storage subsystem. These customers also recommend the Company's products as replacement solutions when backup systems are upgraded, and bundle its products with storage management software specific to the end-user's system. The Company supports this channel through a field sales office and other field representatives.

- INTERNATIONAL BUSINESS - The Company has a wholly-owned subsidiary located in Wokingham, England which provides sales, technical support, repair and manufacturing integration for the European marketplace, and a sales office in Paris, France. The Company assigns to its international distributors the right to sell Overland's products in a country or group of countries. These distributors then sell the Company's products to systems integrators, VARs and end-users. In addition, many domestic customers ship a portion of the Company's products to their overseas customers. Sales personnel are located in various cities throughout Europe, while sales personnel located in the Company's corporate offices serve the Pacific Rim, South America, Australia, New Zealand and Mexico. Export sales by the Company, principally in Europe, for the years ended June 30, 1998, 1997 and 1996 were approximately $20,175,000, $14,391,000 and $12,775,000, respectively.


     Overland supports its sales efforts with various marketing programs designed to build the Company's brand name and attract new customers. Its channel partners are provided with a full range of marketing materials, including product specification literature, software connectivity information and application notes. The Company's management and engineering personnel work with the channel partners to provide support and, in certain instances, visit potential customer sites to explain and demonstrate the technical advantages of the Company's products. In addition, the Company holds two conferences each year to inform its channel partners of new product developments and programs and to discuss emerging trends in their markets. The Company also maintains press relations both domestically and in Europe, advertises in computer systems publications targeted to its channels and offers market development funds to all of its channel partners except for OEM customers. Overland participates in national and regional trade shows both domestically and internationally including displaying its products at the CEBIT show in Europe and domestically at COMDEX, NetWorld/InterOp and AIIM. The Company also maintains a World Wide Web site (http://www.overlanddata.com), which features marketing information, product specifications, news releases and application, service and technical support notes and investor relations information.

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

         The Company's standard warranty is a three-year (two years for non-LibraryXpress products) return-to-factory policy which covers both parts and labor. For products that it distributes and for drives and tapes used in the Company's products that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company also offers on-site service for certain of its products, including 24-hour service, seven days a week, for which it contracts with third-party service providers.

         In addition, the Company has instituted the Guaranteed Up Time Service (GUTS(TM)) program for its LibraryXpress products. The guarantee has two features. First, the end-user customer will receive an additional year of return to factory warranty if the customer experiences more than 1% down-time during any one year period. Second, all data written to tape using a covered Overland product will be recoverable or the customer can return the product for a full refund.


COMPETITION

         The worldwide tape storage market is intensely competitive as a large number of manufacturers of alternative tape technologies compete for a limited number of customers and barriers to entry are relatively low in the library category. The Company currently participates in three market areas which are defined by different tape technologies: (i) network data storage; (ii) data backup and interchange based on IBM compatible 3480/3490 technology; and (iii) data interchange based on 9-track reel-to-reel technology. In each of these areas, many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than the Company. For network data storage, the LibraryXpress products currently compete with products made by Advanced Digital Information Corporation ("ADIC"), ATL Products, Inc. ("ATL") (now part of Quantum), Breece Hill Technologies, Inc. ("Breece Hill"), Hewlett-Packard Company ("Hewlett-Packard"), Quantum and Storage Technology Corporation ("Storage Technology"), and the Company believes that additional competitors can be expected to enter the market. For the data backup and interchange market, which is based on IBM compatible 3480/3490 technology, the Company offers a product line of 36-track products, which the Company believes compete primarily with products made by Fujitsu Computer Products of America, Inc. ("Fujitsu"), Hitachi Data Systems Corporation ("Hitachi"), Laser Magnetic Storage and Storage Technology. For the 9-track data interchange market, the Company believes it competes with Anritsu American Incorporated, Hewlett-Packard and M4 Data, Inc.

RESEARCH AND DEVELOPMENT

         The Company currently employs 35 people in its research and development ("R&D") department, including 22 engineers who have extensive experience in the tape industry. Many of these engineers are former employees of tape drive companies such as Cipher Data Products, Archive Corporation and Conner Peripherals, Inc., and have developed significant expertise in electrical, mechanical and firmware design. Martin D. Gray, the Company's co-founder and Chief Technical Officer, formerly served as Manager of R&D at Cipher, has over 25 years of experience in the tape industry, is the inventor of several tape patents and leads the Company's R&D efforts to develop new technologies.

         The Company's R&D department is capable of developing both tape drives and robotic mechanisms, including the development of various aspects of data channels, data compression, intelligent interfaces and firmware (embedded systems software). This includes the ability to develop and test a tape path, which is the core of any tape technology. Overland believes that these capabilities distinguish the Company from its competitors by providing it with a better understanding of tape technologies in general and enabling the Company to provide higher value-added content by designing reliable products that better utilize the advantages of specific technologies.

         Current R&D efforts are focused on the joint development with Tandberg Data to implement the Company's new VR2 tape encoding technology on Tandberg's SLR tape drives. Other projects include the development of automated tape libraries using other tape technologies, new software and hardware solutions to enhance the value of the Company's products and enhancements to certain of its 36-track products to increase their speed and performance. The Company's R&D expenditures amounted to $4.1 million, $4.1 million and $3.7 million in fiscal years 1998, 1997 and 1996, respectively, representing 5.4%, 7.0% and 7.8% of net sales, respectively. The Company intends to spend between 5% and 6% of sales on R&D on a sustained basis. Despite its R&D focus, there can be no assurance that the Company will be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis or that new products will gain market acceptance.

MANUFACTURING

         The Company has a fully integrated factory in San Diego, California with three separate production lines. Its newest line, set up in January 1996, was established for the production of the LibraryXpress products. A second line is used for the production of its 36-track products and a third line is used for 9-track products. All of the Company's production lines and manufacturing processes have been certified by major OEM customers. Overland performs product assembly, integration and testing, while leaving component and piece-part manufacturing to its supplier partners. The Company works closely with a group of regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet the Company's specifications and present and future volume requirements. A number of the Company's parts and components are not available off the shelf, and are specifically designed by the Company for integration into its products. The number of suppliers is kept to a minimum to utilize their specific capabilities across several product lines. Management of this supply chain is critical, because the average material content of the Company's products represents approximately 80% of cost of goods sold.

         In general, products are built to an intermediate stage or standard module and are customized at the end of the manufacturing process to meet specific customer needs or variations in product profiles. The Company believes that this capability represents an effective way for the Company to minimize its inventory levels while maintaining the ability to fill specific customer orders in short lead times. Inventory planning and management are coordinated closely with suppliers and customers to match the Company's production to market demand. The Company receives rolling 90-day forecasts from its major OEM customers and monitors inventory levels at those customers on a weekly basis. Product orders from other channel customers are confirmed and, in most cases, shipped to the customer within two weeks. During fiscal year 1998, the Company's OEM sales grew significantly and, as a result, backlog became a more important factor to its overall business. At June 30, 1998, backlog amounted to $10.3 million, which is expected to be filled in the fiscal quarter ending September 30, 1998.

         In its current facility, the Company believes that it has the capacity to support unit output several times greater than its current run rate. The Company currently uses a single shift which is capable of greater production levels, and could expand further by adding multiple shifts or moving to a full-time factory. Staffing levels are carefully controlled and adjusted to meet the requirements at any specific time.

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


EMPLOYEES

         The Company had 233 employees as of June 30, 1998, including 50 in sales and marketing, 35 in research and development, 116 in manufacturing and operations and 32 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the Company's employees and management believes that its relationship with its employees is good.

                                  RISK FACTORS

         AN INVESTMENT IN THE COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, THE ACCURACY OF WHICH IS SUBJECT TO MANY RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING RISK FACTORS, WHICH SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS..


RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON NEW PRODUCT DEVELOPMENT

         The market for the Company's products is generally characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely innovation. The future success of the Company will depend on its ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of such new and enhanced products. In particular, the Company's future success is dependent on its LibraryXpress product line. Certain products within the line, such as the LoaderXpress, are relatively new and have not yet achieved widespread market acceptance. LibraryXpress is facing increasing competition both from competitive automated tape library products, and can be expected to face competition from other storage devices that may be developed in the future. The DLT tape drives used by the Company in its LibraryXpress products are obtained from a sole supplier, Quantum Corporation ("Quantum"). From time to time, Quantum customers such as the Company (and its competitors) have been unable to obtain as many DLT tape drives as needed due to drive shortages or quality issues. See "Dependence on Certain Suppliers." Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance that the Company will be able to meet its product development schedules, including those for products based on its new VR2 tape coding technique, or that development costs will be within budgeted amounts. If the products or product enhancements that the Company develops are not deliverable due to developmental problems, quality issues or component shortage problems or if such products or product enhancements do not achieve market acceptance or are unreliable, the Company's business, financial condition and results of operations may be materially and adversely affected. The introduction (whether by the Company or its competitors) of new products embodying new technology such as new sequential or random access mass storage devices and the emergence of new industry standards can render existing products obsolete or not marketable.


COMPETITION AND PRICE PRESSURE

         The worldwide tape storage market is intensely competitive as a large number of manufacturers of alternative tape technologies compete for a limited number of customers and barriers to entry are relatively low in the library category. The Company currently participates in three market areas which are defined by different tape technologies: (i) network data storage; (ii) data backup and interchange based on IBM compatible 3480/3490 technology; and (iii) data interchange based on 9-track reel-to-reel technology. In each of these areas, many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than the Company. For network data storage, the LibraryXpress products currently compete with products made by ADIC, ATL, Breece Hill, Hewlett-Packard, Quantum and Storage Technology, and the Company believes that additional competitors can be expected to enter the market. For the data backup and interchange market, which is based on IBM compatible 3480/3490 technology, the Company offers a line of 36-track products, which the Company believes compete primarily with products made by Fujitsu, Hitachi, Laser Magnetic Storage and Storage Technology. For the 9-track data interchange market, the Company believes it competes with Anritsu American Incorporated, Hewlett-Packard and M4 Data, Inc. Except for the 9-track data interchange market, the markets for the Company's products are characterized by significant price competition, and the Company anticipates that its products will face increasing price pressure. This pressure could result in significant price erosion, reduced profit margins and loss of market share, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON CERTAIN SUPPLIERS

         The Company's products have a large number of components and subassemblies produced by outside suppliers and it is highly dependent on such suppliers for components and subassemblies, including DLT tape drives, read-write heads, printed circuit boards and integrated circuits, which are essential to the manufacture of the Company's products. In addition, for certain of these items, the Company qualifies only a single source, which can magnify the risk of shortages and decrease the Company's ability to negotiate with its suppliers on the basis of price. If such shortages occur, or if the Company experiences quality problems with suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company's business, financial condition and results of operations. Specifically, the Company's new LibraryXpress automated tape libraries incorporate DLT tape drives manufactured by Quantum, which is also a competitor of the Company in that Quantum markets its own tape drives and tape loader products. Although Quantum announced on September 9, 1998 that it had signed an agreement with Tandberg Data to become a second source manufacturer of DLT tape drives within a year, currently, there are no alternative sources for DLT drives. The Company does not have a long-term contract with Quantum, which could cease supplying DLT tape drives directly to the Company. From time to time in the past, the Company has not been able to obtain as many drives as it has needed from Quantum due to drive shortages or quality issues. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations. During fiscal 1997 and in the first quarter of fiscal 1998, the Company experienced problems with the supply of DLT7000 drives and such problems adversely affected the Company's sales and earnings. While the Company believes that these problems relating to the supply of DLT7000 drives have been solved by Quantum, no assurance can be given that such problems will not re-occur, or that the Company will not experience similar or more serious disruptions in supply in the future with the DLT7000 drive or any future DLT drive version.

FLUCTUATION IN RESULTS

         The Company's results can fluctuate substantially from time to time for various reasons. All of the markets served by the Company are volatile and subject to market shifts, which may or may not be discernible in advance by the Company. A slowdown in the demand for workstations, mid-range computer systems and networks could have a significant adverse effect on the demand for the Company's products in any given period. The Company has experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. The Company's customers may cancel or delay purchase orders for a variety of reasons, including the rescheduling of new product introductions, changes in their inventory practices or forecasted demand, general economic conditions affecting the computer market, changes in pricing by the Company and its competitors, new product announcements by the Company or others, quality or reliability problems related to the Company's products, or selection of competitive products as alternate sources of supply. In addition, because a large portion of the Company's sales are generated by its European channel, the first fiscal quarter (July through September) has been impacted by seasonally slow European orders, reflecting the summer holiday period in Europe. The Company's operations may reflect substantial fluctuations from period to period as a consequence of such industry shifts, price erosion, general economic conditions affecting the timing of orders from customers, the supply of DLT drives, as well as other factors discussed herein. In particular, the Company's ability to forecast sales to distributors, integrators and VARs is especially limited as such customers typically provide the Company with relatively short order lead times or are permitted to change orders on short notice. A portion of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. The Company's gross profit has fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as the level of utilization of the Company's production capacity, changes in product mix, average selling prices, manufacturing yields, increases in production and engineering costs associated with initial production of new programs, changes in the cost of or limitations on availability of materials and labor shortages. Generally, new products have higher gross margins than more mature products. Therefore, the Company's ability to introduce new products in a timely fashion is an important factor to its profitability. Based upon all of the foregoing, the Company believes that period-to-period comparisons of its revenues and operating results will continue to fluctuate and are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, in some future quarter the Company's revenues and operating results could be below the expectations of public market analysts or investors, which could result in a material adverse effect on the price of the Common Stock.

RISKS RELATED TO FOREIGN SOURCING AND FOREIGN SALES

         Because certain of the Company's key components are currently manufactured in Singapore and Malaysia, its results of operations can be affected by fluctuations in currency exchange rates, either positive or negative. The Company's international procurement is also subject to certain other risks common to foreign operations in general, including government regulation and import restrictions. However, during fiscal year 1998, only approximately 4% of the Company's cost of goods sold consisted of materials purchased from suppliers in Singapore and Malaysia. Because of the Company's use of components produced overseas, the sale of the Company's products to domestic federal or state agencies may be restricted by limitations imposed by the Buy American Act or the Trade Agreement Act.

         Direct international sales accounted for 27% of sales in fiscal year 1998, and the Company expects that international sales will continue to grow and represent an even greater proportion of the Company's revenues in the future. Sales to customers outside the U.S. are subject to various risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, as well as the greater difficulty of administering business overseas. Furthermore, although the Company endeavors to meet standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products that comply with foreign standards could have a material adverse effect on the Company.

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

RISKS ASSOCIATED WITH POSSIBLE MERGERS AND ACQUISITIONS

         The Company may in the future pursue mergers and acquisitions of complementary businesses, products or technologies as it seeks to expand and increase the value-added component of its product offerings. Mergers and acquisitions involve numerous risks, including difficulties in the assimilation of the operations and personnel of the acquired business, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no direct prior experience, and the potential loss of key employees of the acquired business. In addition, future mergers and acquisitions by the Company may result in potentially dilutive issuances of equity securities and the incurrence of additional debt and amortization expenses related to goodwill and other intangible assets which could adversely affect the Company's business, financial condition and results of operations.

WARRANTY EXPOSURE

         The Company generally provides three-year (two years for non-LibraryXpress products), return-to-factory warranty on its products. For certain products, it provides or offers for sale a two-year on-site warranty which is supplied by a third party service provider. The Company pays the negotiated price of the contract to the service provider in advance and the service provider is then responsible for the costs of providing warranty service during the term of the contract. For products which the Company distributes and for tape drives used in the Company's products but manufactured by a third party, the Company passes on to the customer the related manufacturer's warranty. Although the Company has established reserves for the estimated liability associated with product warranties, there can be no assurance that such reserves will be adequate or that the Company will not incur substantial warranty expenses in the future with respect to new or established products.

ITEM 2.  PROPERTIES

         The Company leases all facilities used in its business. Its headquarters are located in San Diego, California in a 3-building light industrial complex comprising approximately 121,000 square feet. The lease expires in August 2002. The San Diego facility houses all of the Company's research and development and administrative functions as well as a major portion of manufacturing, sales, sales administration, marketing and customer support. The Company also leases a small facility located in Wokingham, England which houses some light manufacturing, sales, sales administration and customer support for the European marketplace, and a small sales office located in Paris, France to service Southern European customers. Two other small facilities are leased in Longmont, Colorado and in Nashua, New Hampshire for the development of R&D prototypes and an OEM sales office, respectively. The Company believes that its facilities are suitable for their uses and are, in general, adequate for the Company's current and identified future needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company, its directors and certain of its officers were named as defendants in two putative class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purported to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints alleged that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission on February 21, 1997. The suits seek rescission of their share purchases or rescissory damages if their shares have been sold, as well as attorneys' fees and other costs and expenses.

         On September 16, 1997, the Court entered an Order permitting the voluntary dismissal of the first-filed lawsuit without prejudice and the plaintiff in the second lawsuit was appointed as the Lead Plaintiff in this litigation. That person now has resigned as the Lead Plaintiff, and the shareholder who had filed the first of the two lawsuits has petitioned the Court for permission to intervene and serve as the Lead Plaintiff. That application is pending.

         The defendants have answered the second complaint, have denied the material allegations and have disavowed any wrongdoing. The litigation currently is in the discovery phase, and trial has been scheduled for Summer of 1999. Although the outcome of the lawsuit cannot be determined, management believes it has meritorious defenses and intends to defend against the lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage against suits of this nature, and other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "OVRL" on February 21, 1997, the effective date of its initial public offering. As of September 11, 1998, there were approximately 112 shareholders of record. The Company has not paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The high and low closing prices of Overland Data Common Stock from June 1, 1997 through June 30, 1998 were as follows:

PRICE RANGE OF COMMON STOCK:



                                        HIGH        LOW
                                        ----        ---
              Fiscal 1998:
                 First quarter         $7.88        $5.38
                 Second quarter         8.44         4.88
                 Third quarter          6.41         5.00
                 Fourth quarter         6.31         4.75

              Fiscal 1997:
                 Third quarter         13.00         4.75
                 Fourth quarter         7.00         4.75


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


                                          AT OR FOR YEARS ENDED JUNE 30,
                           ------------------------------------------------------
                               1998          1997       1996       1995     1994
                           ----------      -------     -------   -------  -------
                              (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
SUMMARY OF OPERATIONS
Net sales                  $   75,164      $59,146     $47,226   $38,156  $34,044
Gross profit                   23,199       20,371      16,081    11,115   11,154
Income from operations          3,640        4,736       3,541       980      587
Income before income taxes      4,543        4,987       3,413       770      356
Net income (1)                  2,792        3,100       3,159       501      137
Net income per share (2):
   Basic                          .27          .44         .71       .13      .04
   Diluted                        .25          .33         .41       .07      .02

BALANCE SHEET DATA
Cash and cash equivalents   $  15,550      $18,926     $    19   $   101  $ 1,332
Working capital                39,498       36,733      10,307     6,430    5,097
Total assets                   53,996       48,260      19,771    14,453   14,329
Long-term debt,
  net of current portion           --           --       1,500     1,400      747
Convertible redeemable
  preferred stock                  --           --       5,200     5,567    5,879
Shareholders' equity           43,368       40,317       5,858     1,767      900

--------------------------
(1) The Company's effective tax rate for the year ended June 30, 1996 was affected in the fourth quarter of the year by a one-time tax valuation allowance adjustment, which reduced income tax expense and correspondingly increased net income by $997,000, or $.13 per share. Without this adjustment, for the year ended June 30, 1996 net income and net income per share would have been $2,162,000 and $.28, respectively.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS REPORT CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH UNDER THE CAPTION "RISK FACTORS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

         Overland Data designs, develops, manufactures, markets and supports magnetic tape data storage systems used by businesses for backup, archival and data interchange functions. The Company's primary products are currently based on three different half-inch magnetic tape technologies: (i) DLT, (ii) 18 & 36-track and (iii) 9-track. In March 1996, the Company introduced the LibraryXpress, a scaleable automated tape library system incorporating DLT tape drives, and began shipping the LXB base module. In the second half of fiscal 1997, the Company introduced two additional modules: the LXG global control unit and the LXC capacity module. In May 1997, the LXS MiniLibrary, a single-drive, non-scalable version of the LibraryXpress, was introduced to serve the lower end of the network market. In February 1998, the Company commenced shipment of the LoaderXpress, a single-drive DLT tape loader which offers a five or ten cartridge magazine, designed for the commercial distribution channel. The Company's second product line, TapeXpress, consists of 18 and 36-track products based on the IBM 3480/3490/3490E technologies. During fiscal year 1998, the Company announced end-of-life on all of its 18-track products and its L60E 36-track data vault. Its third product line, TapePro, consists of 9-track reel-to-reel tape drives which are used exclusively for data interchange. The Company also distributes products manufactured by other OEM's and markets other items supplied by third parties including controller cards, interchange software, storage management software, spare parts and tape media. Finally, the Company licenses a new proprietary tape encoding technology which it developed and patented under the name Variable Rate Randomizer or "VR2". One license agreement was announced during fiscal year 1998; however, because the licensee has not completed the development project which uses VR2, no royalty revenues have yet been received.

RESULTS OF OPERATIONS

         The following tables set forth certain data as a percentage of net sales:


        STATEMENT OF OPERATIONS


                                            FISCAL YEARS ENDED JUNE 30,
                                            ---------------------------
                                              1998      1997     1996
                                            -----     -----     -----
     Net sales                              100.0%    100.0%    100.0%
     Cost of goods sold                      69.2      65.6      65.9
                                            -----     -----     -----
     Gross profit                            30.8      34.4      34.1
                                            -----     -----     -----
     Operating expenses:
       Sales and marketing                   12.2      12.3      12.6
       Research and development               5.5       7.0       7.8
       General and administrative             8.3       7.1       6.2
                                            -----     -----     -----
                                             26.0      26.4      26.6
                                            -----     -----     -----
     Income from operations                   4.8       8.0       7.5
     Interest and other, net                  1.3        .4       (.3)
                                            -----     -----     -----
     Income before income taxes               6.1       8.4       7.2
     Provision for income taxes               2.4       3.2        .5
                                            -----     -----     -----
     Net income                               3.7%      5.2%      6.7%
                                            -----     -----     -----
                                            -----     -----     -----




     PRODUCT MIX TABLE

                                             FISCAL YEARS ENDED JUNE 30,
                                             ---------------------------
                                               1998      1997      1996
                                              -----     -----     -----
          Company products:
             LibraryXpress                      49.9%     28.6%      2.6%
             36-track                           26.1      28.1      19.6
             18-track                            2.8       9.7      15.3
             9-track                             7.4      18.2      29.4
             Spare parts, controllers, other     7.2       8.4      10.3

          Other parts:
             DLT distributed products            6.6       6.9      21.5
             Other distributed products          0.0       0.1       1.3
                                               -----     -----     -----
                                               100.0%    100.0%    100.0%
                                               -----     -----     -----
                                               -----     -----     -----

FISCAL 1998 COMPARED TO FISCAL 1997

         NET SALES. The Company's net sales of $75.2 million in fiscal year 1998 grew by $16.1 million or 27.2% over net sales of $59.1 million in fiscal year 1997. Significant growth in sales of the Company's flagship LibraryXpress product line, together with modest growth of 36-track product sales, more than offset declines in other mature product lines. LibraryXpress sales grew by 122% to $37.5 million compared to $16.9 million in fiscal year 1997, due principally to strong demand from DEC/CPQ for the LXB7110 model. Although DEC had been a buyer of the Company's 9-track products since 1993, it did not begin ordering LibraryXpress products until late in the first quarter of fiscal year 1998. Also contributing to the LibraryXpress growth were sales of several new products. The LXG global control unit, the LXC capacity module and LXS MiniLibrary were all introduced late in fiscal year 1997, but contributed a full year of revenues in 1998. Another new product, the LoaderXpress, was introduced in February 1998, and made a small contribution to fiscal year 1998 revenues. Sales of the Company's 36-track products grew by 18.1% to $19.6 million in fiscal year 1998 compared to $16.6 million in fiscal year 1997. This growth resulted principally from increased sales to IBM of the L490E model pursuant to a new supply agreement entered into in the second quarter of fiscal year 1997. Sales of 18-track products of $2.1 million in fiscal year 1998 fell by $3.6 million or 63.2% from $5.7 million in the prior year. This decline was the result of an upward migration by the Company's customers from 18-track products to its 36-track products and the Company's announced end-of-life on all 18-track products at the end of fiscal year 1998. Sales of 9-track products of $5.6 million in fiscal year 1998 fell by $5.3 million or 48.6% from $10.9 million in fiscal year 1997. This reflects the general maturity of the 9-track technology, a trend which the Company expects will continue. As of the end of fiscal 1998, the 9-track product line has been narrowed to two products.

         GROSS PROFIT. The Company's gross profit amounted to $23.2 million in fiscal year 1998, up from $20.4 million in fiscal year 1997, as a result of the higher sales volumes. The gross margin, however, fell from 34.4% in fiscal year 1997 to 30.9% in fiscal year 1998 due principally to a higher concentration of OEM business, which is typically at lower margins compared to other channel business. Sales to OEM customers rose from 23% of revenues in fiscal year 1997 to 40% of revenues in fiscal year 1998. Also contributing to lower margins was the effect of competitive pressures which resulted in reduced selling prices for certain products.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses amounted to $9.2 million or 12.2% of net sales in fiscal year 1998 compared to $7.3 million or 12.3% of net sales in 1997. This increase in total expenditures resulted primarily from a higher level of advertising and promotional programs, additional personnel and greater travel expenses. The Company's marketing efforts are focused on creating an awareness in the marketplace at both the reseller and end-user level for the Overland name and the Company's new products, including the LoaderXpress. The goal is to create pull-through for the new commercial distribution channel and for the existing volume sales channel.

         RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses were flat with the prior year and amounted to $4.1 million or 5.5% of net sales in fiscal year 1998 compared to $4.1 million or 7.0% of net sales in 1997. In fiscal year 1998, the R&D efforts included the design and support of the new LoaderXpress product, design of a new automated tape library based on a new tape technology, and the joint development project with Tandberg Data announced in April 1998 to implement the Company's VR2 technology onto Tandberg's SLR tape drives.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses amounted to $6.2 million or 8.3% of net sales in fiscal year 1998 compared to $4.2 million or 7.1% of net sales in 1997. The higher level of expenses in 1998 included an increase in depreciation for the Company's new ERP system, increased legal fees, increased MIS staffing levels, higher facility costs and other incremental costs incidental to being a public company for a full year.

         INTEREST INCOME/EXPENSE. In fiscal year 1998, the Company generated net interest income of $940,000, compared to net interest income of $223,000 in fiscal 1997. The higher income in fiscal 1998 resulted from earnings on investment of funds generated by the Company's initial public offering and the elimination of interest expense on bank borrowings. Immediately following the IPO in February 1997, the Company fully repaid the borrowings under its revolving bank line of credit.

         INCOME TAXES. The Company's fiscal year 1998 provision for state and federal income taxes amounted to $1.8 million, or an effective tax rate of 38.5%. The effective rate in 1998 was higher than the fiscal year 1997 rate of 37.8% due primarily to reduced state R&D tax credits.

FISCAL 1997 COMPARED TO FISCAL 1996

         NET SALES. The Company's net sales of $59.1 million in fiscal year 1997 grew by $11.9 million or 25.2% over net sales of $47.2 million in fiscal year 1996. Sales growth in certain of the Company's products were partially offset by declines in other product lines. The strongest growth over the prior year was experienced in the LibraryXpress product line, which began shipping in March 1996. Sales of LibraryXpress in fiscal year 1997, the first full year of shipments, amounted to $16.9 million compared to $1.2 million in 1996. Although the majority of the growth was generated by sales of the LibraryXpress LXB base module, additional sales were generated in the last half of the year when the Company introduced three new products: the LXG global control unit, the LXC capacity module and the LXS MiniLibrary. Offsetting this growth, however, was a $6.1 million decline in sales of DLT distributed product, due principally to a replacement of sales of Quantum DLT loaders by sales of the Company's own LibraryXpress products. Sales of the Company's 36-track products of $16.6 million in fiscal year 1997 grew by $7.3 million or 78.5% from $9.3 million in 1996. This growth resulted principally from increased sales to IBM of the L490E model pursuant to a new supply agreement entered into in the second quarter of fiscal year 1997. Sales of 18-track products of $5.7 million fell by $1.5 million or 20.8% from $7.2 million in the prior year. This decline was the result of an upward migration by the Company's customers from 18-track products to its 36-track products and to a general decline in the use of 18-track products in favor of other technologies. Sales of 9-track products of $10.9 million in fiscal year 1997 fell by $3.5 million or 24.3% from $14.4 million in 1996. This reflects the general maturity of the 9-track technology, a trend which the Company expects to continue in the foreseeable future. Additionally, during fiscal year 1997, the Company made end-of-life announcements on certain of its 9-track products to narrow its 9-track product offerings.

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

          SALES AND MARKETING EXPENSES. Sales and marketing expenses amounted to $7.3 million or 12.3% of net sales in fiscal year 1997 compared to $5.9 million or 12.6% of net sales in 1996. This increase in total expenditures resulted from costs needed to support the higher sales level, including salaries and benefits, sales commissions, advertising and promotion and travel and related costs.

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

         INCOME TAXES. The Company's fiscal year 1997 provision for state and federal income taxes amounted to $1.9 million or an effective tax rate of 37.8%. In fiscal year 1996, the tax provision amounted to $254,000, resulting in an abnormally low effective tax rate of 7.4%. The low tax rate in 1996 was the result of the release of a deferred tax valuation allowance of $997,000 in the fourth fiscal quarter which is discussed below and in Note 5 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal year 1998, the Company used $1.5 million to fund its operating activities, primarily to build receivables and inventories in support of the higher sales levels. An additional $2.1 million was invested in capital expenditures, primarily for the Company's new enterprise wide computer system, network computers, leasehold improvements and tooling.

         At June 30, 1998, the Company had $15.6 million of cash and cash equivalents, $39.5 million of net working capital, an unused bank line of credit of $5 million and no other funded debt. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth for the foreseeable future.

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

YEAR 2000

         Many computer systems experience problems handling dates in and beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. During fiscal year 1998 the Company replaced its internal enterprise wide computer system and believes that the system is year 2000 compliant. The Company's internally manufactured products have no date functionality built into them with the exception that certain products have a display-only date/time function. This function, which is year 2000 compliant, allows the operator to set the LCD front panel display date and time from the front panel. Although not used in any way when reading/writing data or otherwise operating the products, it is also used for date/time stamping entries into the internal history and error logs.

          The Company is also assessing and addressing the possible effects on the Company's operations of the year 2000 readiness of its other internal systems and the systems of its key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and therefore, on the proper functioning of their information systems and software, means that their failure to address year 2000 issues could have a material impact on the Company's operations and financial results. The potential impact and related costs of year 2000 readiness for both the remaining internal and external systems are not known at this time.

           It is unknown how customer spending patterns may be impacted by year 2000 programs. As customers focus on preparing their business for the year 2000 in the near term, capital budgets may be spent on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. Conversely, demand for the Company's products could accelerate as customers focus on the need to protect their stored data by enhancing their backup capabilities. The impact on the Company's revenues is not known at this time.

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





                                                                        QUARTERS ENDED
                                ---------------------------------------------------------------------------------------------
                                                 FISCAL YEAR 1997                            FISCAL YEAR 1998
                                ---------------------------------------------    --------------------------------------------
                                SEPT. 30      DEC. 31     MAR. 31     JUNE 30    SEPT. 30    DEC. 31     MAR. 31      JUNE 30
                                    1996       1996        1997        1997        1997       1997        1998         1998
                                --------     --------    --------    --------    --------   --------    --------     --------
Net sales                       $ 12,013     $ 15,220    $ 15,404    $ 16,509    $ 13,998   $ 18,071    $ 18,659     $ 24,436
Gross profit                       4,440        5,372       5,237       5,322       4,660      5,704       5,469        7,366
Income from operations               593        1,817       1,317       1,009          76      1,014         515        2,035
Income before income taxes           541        1,740       1,329       1,377         286      1,272         808        2,177
Net income                           324        1,044         797         935         177        789         501        1,325

Net income per share:
     Basic                          $.06         $.20        $.11        $.09        $.02       $.07        $.05         $.13
     Diluted                         .04          .13         .09         .08         .02        .07         .05          .12




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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Overland Data, Inc. and Report of Independent Accountants are included in a separate section of this Report at the page numbers so indicated:



      Consolidated Balance Sheet as of June 30, 1998 and 1997 . . .F1
      Consolidated Statement of Operations for the Years
          Ended June 30, 1998, 1997 and 1996. . . . . . . . . . . .F2
      Consolidated Statement of Shareholders' Equity for the
          Years Ended June 30, 1998, 1997 and 1996. . . . . . . . .F3
      Consolidated Statement of Cash Flows for the Years Ended
          June 30, 1998, 1997 and 1996. . . . . . . . . . . . . . .F4
      Notes to Consolidated Financial Statements. . . . . . . . . .F5 to F13
      Report of Independent Accountants . . . . . . . . . . . . . .F14



         (a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Overland Data, Inc. for the years ended June 30, 1998, 1997 and 1996 is filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of Overland Data,
Inc.:

         Schedule II - Valuation and Qualifying Accounts...................S-1

 Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) EXHIBITS
 3.1  Registrant's Amended and Restated Articles of Incorporation.*
 3.2  ByLaws.*
 4.1  Specimen stock certificate.*
 4.2 Investors' Rights Agreement, dated May 21, 1993, between the Registrant and the parties named therein.*
10.1  Basic Order Agreement #16529, dated July 1, 1993 and as amended through
      November 10, 1995, between the Registrant and Digital Equipment
      Corporation.*
10.2 Production Procurement Agreement #RMSS-ODI-96-01-0, dated October 25, 1996, between the Registrant and International Business Machines Corporation.*
10.3  Credit Agreement effective as of June 27, 1997 between the Registrant and
      Imperial Bank.**
10.4  Standard Industrial Lease-Multi-Tenant, dated May 26, 1993, between the
      Registrant and Mitsui/SBD America Fund 87-1.*
10.5  First Amendment to the 1995 Stock Option Plan dated January 21, 1997. *
10.6  1996 Employee Stock Purchase Plan adopted December 12, 1996.*
10.7 Agreement between Overland Data and Tandberg Data Concerning MLR and VR2 Technology***
11.1  Statement Re: Computation of Earnings Per Share.
21.1  Subsidiaries of the Registrant.
23.1  Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1  Power of Attorney (included on Signature Page).
27.1  Financial Data Schedule (for EDGAR use only).



----------------------

* Incorporated by reference to the Company's Registration Statement No. 333-18583 dated February 21, 1997.

**   Incorporated by reference to the Company's Form 10-K dated June 30, 1997.

*** The Company has requested confidential treatment for certain portions of this Agreement.

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended June 30, 1998.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   OVERLAND DATA, INC.

                                                   By: /s/  SCOTT McCLENDON
                                                   -----------------------------
                                                   Scott McClendon
                                                   President & Chief Executive
                                                   Officer

Dated:  September 25, 1998

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



     SIGNATURE                TITLE                              DATE
     ---------                -----                              ----

/s/ SCOTT McCLENDON           President, Chief Executive         September 25, 1998
---------------------         Officer and Director
   Scott McClendon


/s/ MARTIN D. GRAY            Vice President, Chief Technical    September 25, 1998
---------------------         Officer, Asst. Secretary and
   Martin D. Gray             Director


/s/ VERNON A. LOFORTI         Vice President, Chief              September 25, 1998
---------------------         Financial Officer and
  Vernon A. LoForti           Secretary


/s/ WILLIAM W. OTTERSON       Director                           September 25, 1998
---------------------
 William W. Otterson


/s/ JOSEPH D. RIZZI           Director                           September 25, 1998
---------------------
   Joseph D. Rizzi


/s/ JOHN A. SHANE             Director                           September 25, 1998
---------------------
    John A. Shane


                               OVERLAND DATA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                              JUNE 30
                                                                      ------------------------
                                                                          1998         1997
                                                                      ----------    ----------
                                                                         (IN THOUSANDS EXCEPT
                                                                           NUMBER OF SHARES)
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $   15,550    $   18,926
  Accounts receivable, less allowance for doubtful accounts
     and returns of $922 and $774, respectively. . . . . . . . . . .      15,683        11,151
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,077        12,101
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .       1,558         1,743
  Other current assets . . . . . . . . . . . . . . . . . . . . . . .         873           607
                                                                      ----------    ----------
       Total current assets. . . . . . . . . . . . . . . . . . . . .      49,741        44,528

Property and equipment, net. . . . . . . . . . . . . . . . . . . . .       4,207         3,499
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .          --            77
Intangible and other assets. . . . . . . . . . . . . . . . . . . . ..         48           156
                                                                      ----------    ----------
                                                                      $   53,996    $   48,260
                                                                      ----------    ----------
                                                                      ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .   $   6,970    $    5,372
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .       2,075         1,377
  Accrued payroll and employee compensation. . . . . . . . . . . . .       1,198         1,046
                                                                      ----------    ----------

       Total current liabilities . . . . . . . . . . . . . . . . . .      10,243         7,795

Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .         187            --
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .         198           148
                                                                      ----------    ----------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . .      10,628         7,943

Commitments and contingencies (Note 8)

Shareholders' equity:
  Common stock, no par value, 25,000,000 shares
      authorized; 10,549,486 and 10,434,593 shares
      issued and outstanding in 1998 and 1997, respectively. . . . .      33,496        33,246
  Cumulative translation adjustment. . . . . . . . . . . . . . . . .          18             9
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .       9,854         7,062
                                                                      ----------    ----------
   Total shareholders' equity. . . . . . . . . . . . . . . . . . . .      43,368        40,317
                                                                      ----------    ----------
                                                                       $  53,996       $48,260
                                                                      ----------    ----------
                                                                      ----------    ----------


              See accompanying notes to consolidated financial statements.

                               OVERLAND DATA, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                              YEAR ENDED JUNE 30,
                                                    -------------------------------------
                                                     1998            1997           1996
                                                    --------       --------      --------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales. . . . . . . . . . . . . . . . . .        $ 75,164       $ 59,146      $ 47,226
Cost of goods sold . . . . . . . . . . . . .          51,965         38,775        31,145
                                                    --------       --------      --------
  Gross profit . . . . . . . . . . . . . . .          23,199         20,371        16,081

Operating expenses:
  Sales and marketing. . . . . . . . . . . .           9,245          7,298         5,935
  Research and development . . . . . . . . .           4,093          4,125         3,697
  General and administrative . . . . . . . .           6,221          4,212         2,908
                                                    --------       --------      --------
                                                      19,559         15,635        12,540
                                                    --------       --------      --------
Income from operations . . . . . . . . . . .           3,640          4,736         3,541

Other income (expense):
  Interest income. . . . . . . . . . . . . .             942            408             1
  Interest expense . . . . . . . . . . . . .              (2)          (185)         (155)
  Other income (expense), net. . . . . . . .             (37)            28            26
                                                    --------       --------      --------

Income before income taxes . . . . . . . . .           4,543          4,987         3,413

Provision for income taxes . . . . . . . . .           1,751          1,887           254
                                                    --------       --------      --------

Net income . . . . . . . . . . . . . . . . .        $  2,792       $  3,100      $  3,159
                                                    --------       --------      --------
                                                    --------       --------      --------


Net income per share:
     Basic . . . . . . . . . . . . . . . . .        $   0.27       $   0.44      $   0.71
                                                    --------       --------      --------
                                                    --------       --------      --------
     Diluted . . . . . . . . . . . . . . . .        $   0.25       $   0.33      $   0.41
                                                    --------       --------      --------
                                                    --------       --------      --------
Shares used in computing net income per share:

     Basic . . . . . . . . . . . . . . . . .          10,525          7,054         4,442
                                                    --------       --------      --------
                                                    --------       --------      --------
     Diluted . . . . . . . . . . . . . . . .          11,069          9,295         7,857
                                                    --------       --------      --------
                                                    --------       --------      --------



                See accompanying notes to consolidated financial statements.

                              OVERLAND DATA, INC.

                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                        COMMON STOCK            CUMULATIVE
                                               ----------------------------     TRANSLATION      RETAINED
                                                    SHARES        AMOUNT        ADJUSTMENT       EARNINGS         TOTAL
                                               ------------    ------------    ------------    ------------   ------------
                                                               (IN THOUSANDS EXCEPT SHARE AMOUNTS)


Balance at June 30, 1995 . . . . . . . . . .      4,291,097    $        964                   $        803    $      1,767

    Preferred stock conversion . . . . . . .        318,397             367                                            367
    Exercise of stock options  . . . . . . .        280,481             220                                            220
    Issuance of common stock . . . . . . . .        172,350             345                                            345
    Net income . . . . . . . . . . . . . . .                                                         3,159           3,159
                                               ------------    ------------    ------------    ------------   ------------
Balance at June 30, 1996 . . . . . . . . . .      5,062,325           1,896                          3,962           5,858

    Preferred stock conversion . . . . . . .      2,336,574           5,200                                          5,200
    Exercise of stock options  . . . . . . .        168,630             142                                            142
    Issuance of common stock in
        initial public offering  . . . . . .      2,836,364          25,659                                         25,659
    Other issuances of common stock  . . . .         30,700              92                                             92
    Foreign currency translation . . . . . .                                    $         9                              9
    Tax benefits from exercise of
        stock options  . . . . . . . . . . .                            257                                            257
    Net income . . . . . . . . . . . . . . .                                                          3,100          3,100
                                               ------------    ------------    ------------    ------------   ------------
Balance at June 30, 1997 . . . . . . . . . .     10,434,593          33,246               9           7,062         40,317

    Exercise of stock options  . . . . . . .        135,287             152                                            152
    Exercise of stock warrants . . . . . . .          5,934              --                                             --
    Sale of stock through the Company's
        Employee Stock Purchase Plan . . . .         73,172             383                                            383
    Company repurchases of stock . . . . . .        (99,500)           (509)                                          (509)
    Foreign currency translation . . . . . .                                              9                              9
    Tax benefits from exercise of
        stock options  . . . . . . . . . . .                            224                                            224
    Net income . . . . . . . . . . . . . . .                                                          2,792          2,792
                                               ------------    ------------    ------------    ------------   ------------
Balance at June 30, 1998 . . . . . . . . . .     10,549,486    $     33,496    $         18    $      9,854   $     43,368
                                               ------------    ------------    ------------    ------------   ------------
                                               ------------    ------------    ------------    ------------   ------------




            See accompanying notes to consolidated financial statements.

                              OVERLAND DATA, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                      YEAR ENDED JUNE 30,
                                                                               --------------------------------
                                                                                 1998        1997         1996
                                                                               --------    --------    --------
                                                                                        (IN THOUSANDS)
Operating activities:
     Net income                                                                $  2,792    $  3,100    $  3,159
     Adjustments to reconcile net income to
          net cash (used in) provided by operating activities:
               Deferred tax expense (benefit)                                       449        (487)     (1,237)
               Depreciation and amortization                                      1,479       1,050         862
               Loss on disposal of property and equipment                             9           7          50
               Changes in assets and liabilities:
                    Accounts receivable                                          (4,532)     (3,925)       (926)
                    Inventories                                                  (3,976)     (3,676)     (3,069)
                    Other assets                                                   (266)       (243)       (278)
                    Accounts payable and accrued liabilities                      2,346         813       1,931
                    Accrued payroll and employee compensation                       152          (1)        349
                                                                               --------    --------    --------
                         Net cash (used in) provided by operating activities     (1,547)     (3,362)        841
                                                                               --------    --------    --------
Investing activities:
     Capital expenditures, net                                                   (2,088)     (2,308)       (841)
                                                                               --------    --------    --------
                         Net cash used in investing activities                   (2,088)     (2,308)       (841)
                                                                               --------    --------    --------
Financing activities:
     Proceeds from issuance of common stock                                         383      25,751         345
     Proceeds from exercise of stock options/warrants                               152          60         220
     Stock repurchases                                                             (509)         --          --
     Net (payments) proceeds under bank line of credit                               --      (1,500)        100
     Principal payments on notes payable                                             --          --        (747)
     Tax benefits from exercise of stock options                                    224         257          --
                                                                               --------    --------    --------
                         Net cash provided by (used in) financing activities        250      24,568         (82)
                                                                               --------    --------    --------
Effect of exchange rate changes on cash                                               9           9          --
                                                                               --------    --------    --------
Net (decrease) increase in cash and cash equivalents                             (3,376)     18,907         (82)
Cash and cash equivalents, beginning of year                                     18,926          19         101
                                                                               --------    --------    --------
Cash and cash equivalents, end of year                                         $ 15,550    $ 18,926    $     19
                                                                               --------    --------    --------
                                                                               --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for income taxes                                                $    854    $  2,314    $  1,150
                                                                               --------    --------    --------
                                                                               --------    --------    --------
     Cash paid for interest                                                    $      1    $    186    $    155
                                                                               --------    --------    --------
                                                                               --------    --------    --------
SUPPLEMENTAL NONCASH ACTIVITIES:
     Noncash common stock issuance                                             $     --    $     92    $     --
                                                                               --------    --------    --------
                                                                               --------    --------    --------
     Compensation recognized as equity upon exercise
     of common stock options                                                   $     38    $     82    $     --
                                                                               --------    --------    --------
                                                                               --------    --------    --------
     Conversion of Series A preferred stock to common stock                    $     --    $    367    $    367
                                                                               --------    --------    --------
                                                                               --------    --------    --------
     Conversion of Series B preferred stock to common stock                    $     --    $  1,281    $     --
                                                                               --------    --------    --------
                                                                               --------    --------    --------
     Conversion of Series C preferred stock to common stock                    $     --    $  3,552    $     --
                                                                               --------    --------    --------
                                                                               --------    --------    --------




              See accompanying notes to consolidated financial statements.

                               OVERLAND DATA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Overland Data, Inc. (the "Company") was incorporated on September 8, 1980 under the laws of the state of California. The Company designs, develops, manufactures, markets and supports magnetic tape data storage systems used by businesses for high performance network backup and archival solutions as well as data interchange. The Company's fiscal year ends on the Sunday closest to June
30. For ease of presentation, the Company's year end is deemed to be June 30. Fiscal years 1998, 1997 and 1996 each included 52 weeks.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Overland Data (Europe) Ltd., Overland Data SARL and Overland Data Export Limited, a foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION

Sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Revenue from shipments to these customers is not recognized until the related products are in turn sold through by the commercial distributor. At June 30, 1998, there was approximately $800,000 of deferred revenue that had been shipped to the Company's commercial distributors, but not yet shipped to ultimate customers. Revenue on direct sales to other customers is recognized upon shipment of products to such customers as they are not generally subject to any specific right of return or price protection, except for any defective product which may be returned under the Company's warranty policy.

WARRANTY COSTS

The Company generally provides a three-year return-to-factory warranty on its LibraryXpress products and a two-year return-to-factory warranty on its other products. In addition, with the exception of sales to OEM customers, on-site warranties are provided for certain of the Company's line of LibraryXpress products. The Company records a provision for estimated future warranty costs at the time of shipment for both the return-to-factory and on-site warranties. Separately priced on-site warranties are offered for sale to customers of other product lines. The Company contracts with outside vendors to provide service relating to all on-site warranties. Warranty revenues and amounts paid in advance to outside service organizations are recognized in the financial statements in sales and cost of goods sold, respectively, over the warranty period.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

It is management's belief that the carrying amounts shown for the Company's financial instruments are reasonable estimates of their related fair values based on their terms or short-term nature.

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


EXPORT SALES

Export sales by the Company, principally in Europe, for the years ended June 30, 1998, 1997 and 1996 were $20,175,000, $14,391,000 and $12,775,000, respectively.

CONCENTRATIONS OF CREDIT RISK

The Company's customers include original equipment manufacturers, integrators, distributors, and value added resellers. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns. The Company's largest single customer accounted for approximately 25%, 14% and 23% of sales in fiscal 1998, 1997 and 1996, respectively, and approximately 28% and 12% of accounts receivable at June 30, 1998 and 1997, respectively. The second largest customer accounted for 15% and 10% of sales in 1998 and 1997, respectively, and 17% and 11% of accounts receivable at June 30, 1998 and 1997, respectively. No other customer accounted for 10% or more of sales in any of the three years presented.

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

INTANGIBLE ASSETS

Intangible assets, resulting from the acquisition of assets relating to certain product lines, are amortized using the straight-line method over five years (the estimated life of the products). Accumulated amortization was $800,000 and $690,000 in 1998 and 1997, respectively. These assets are fully amortized as of June 30, 1998.

LONG-LIVED ASSETS

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net undiscounted cash flows is less than the carrying amount of the asset. No such impairment losses have been recorded by the Company.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates during the period for revenues and expenses. Gains or losses from foreign currency transactions are recognized currently in income. Such gains and losses were not significant in any year presented.

                               OVERLAND DATA, INC.

INCOME TAXES

The Company provides for income taxes utilizing the liability method. Under the liability method, a deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax credits and loss carryforwards. A valuation allowance is established when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

STOCK-BASED COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense (Note 6).

NET INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" as required in the second quarter of fiscal 1998. Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method.

A reconciliation of the calculation of basic and diluted earnings per share is as follows:

                                                        YEAR ENDED
                                                         JUNE 30,
                                        ------------------------------------------
                                            1998           1997           1996
                                        ------------   ------------   ------------
                                         (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

Net income                                  $2,792        $3,100         $3,159
                                            ------        ------          -----
                                            ------        ------          -----
Basic:

Weighted average number
  of common stock shares
  outstanding                               10,525         7,054          4,442
                                            ------        ------          -----
                                            ------        ------          -----
Basic earnings per share                    $ 0.27        $ 0.44          $0.71
                                            ------        ------          -----
                                            ------        ------          -----
Diluted:

Weighted average number of common
  stock shares outstanding                  10,525         7,054          4,442
Weighted average number of
  preferred stock shares
  outstanding                                   --         1,478          2,336
Common stock equivalents from the
  issuance of options using the
  treasury stock method                        544           632            757
Cheap stock adjustment                          --           131            131
                                            ------        ------          -----
Shares used in computing net
  income per share                          11,069         9,295          7,666
                                            ------        ------          -----
                                            ------        ------          -----
Diluted earnings per share                   $0.25         $0.33          $0.41
                                            ------        ------          -----
                                            ------        ------          -----

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. The Company will adopt SFAS No. 130 as required in fiscal 1999. This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners or distributions to owners." The Company expects that adoption will have no material impact on the Company's statement of operations.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company will adopt SFAS No. 133 as required in fiscal 2000. The Company expects that adoption will have no material impact on the Company's financial statements.


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

                               OVERLAND DATA, INC.

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                                  JUNE 30,
                                                  --------
                                              1998        1997
                                           ----------  ----------
                                               (IN THOUSANDS)
      Inventories:
          Raw materials . . . . . . . .   $   10,195   $    8,160
          Work in process . . . . . . .        3,259        2,839
          Finished goods. . . . . . . .        2,623        1,102
                                           ----------  ----------
                                          $   16,077   $   12,101
                                           ----------  ----------
                                           ----------  ----------

      Property and equipment:
          Machinery and equipment . . .   $    3,226   $    3,171
          Computer equipment. . . . . .        3,792        2,288
          Furniture and fixtures. . . .          302          210
          Leasehold improvements. . . .        1,170          779
                                           ----------  ----------
                                               8,490        6,448
      Less accumulated depreciation
          and amortization. . . . . . .       (4,283)      (2,949)
                                           ----------  ----------
                                          $    4,207   $    3,499
                                           ----------  ----------
                                           ----------  ----------


Depreciation expense was $1,371,000, $930,000 and $724,000 in 1998, 1997 and
1996, respectively.


NOTE 4 - LONG-TERM DEBT

The Company has a $5,000,000 unsecured revolving credit facility which expires on November 5, 1999. Borrowings under the line may be in the form of working capital loans, which bear interest at the bank's prime rate, or banker's acceptances ("BA") priced at the bank's BA rate plus 2.25%. The Company is required to maintain certain covenants and financial ratios including working capital and net worth ratios, and pays a .5% annual commitment fee on the unused credit. The Company is in compliance with all terms of the agreement. At June 30, 1998 and 1997, there were no borrowings outstanding under the credit line.

                               OVERLAND DATA, INC.

NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes includes the following:



                                      YEAR ENDED JUNE 30,
                                -----------------------------
                                  1998       1997      1996
                                --------   --------  --------
                                        (IN THOUSANDS)
Current:
     Federal  . . . . . . . .   $   757    $ 1,993    $ 1,246
     State  . . . . . . . . .       171        377        236
     Foreign  . . . . . . . .       374          4          9
                                -------    -------    -------
                                  1,302      2,374      1,491
                                -------    -------    -------
Deferred:
     Federal  . . . . . . . .       360       (347)    (1,053)
     State  . . . . . . . . .        89       (140)      (184)
                                -------    -------    -------
                                    449       (487)    (1,237)
                                -------    -------    -------
                                $ 1,751    $ 1,887    $   254
                                -------    -------    -------
                                -------    -------    -------


A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes to the total income tax provision reported in the Consolidated Statement of Operations is as follows:



                                                         YEAR ENDED JUNE 30,
                                                     --------------------------
                                                     1998       1997       1996
                                                   -------    -------    -------
                                                            (IN THOUSANDS)

U.S. Federal income tax at statutory rate  . . .   $ 1,545    $ 1,696    $ 1,160
Release of valuation allowance . . . . . . . . .        -           -       (997)
State income taxes, net of federal benefit . . .       172        156        165
Foreign sales corporation benefit  . . . . . . .       (37)       (68)       (65)
Permanent differences  . . . . . . . . . . . . .        28         32         --
Other  . . . . . . . . . . . . . . . . . . . . .        43         71         (9)
                                                   -------    -------    -------
Provision for income taxes . . . . . . . . . . .   $ 1,751    $ 1,887    $   254
                                                   -------    -------    -------
                                                   -------    -------    -------


During fiscal 1996, the Company reduced the deferred tax valuation allowance by $997,000 to recognize deferred tax assets. Based on management's assessment and the Company's history of profitability, management believes it is more likely than not that its deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

                               OVERLAND DATA, INC.

Deferred income taxes at June 30, 1998 and 1997 comprised:


                                                              JUNE 30,
                                                       --------------------
                                                          1998         1997
                                                       -------     --------
                                                           (IN THOUSANDS)
Deferred tax assets:
      Inventory. . . . . . . . . . . . . . . . . . . . $   791       $  805
      Reserve for doubtful accounts and returns. . . .       -          331
      Warranty reserves. . . . . . . . . . . . . . . .     261          202
      Vacation and deferred compensation . . . . . . .     228          193
      License fee accrual. . . . . . . . . . . . . . .      69           69
      Intangible assets. . . . . . . . . . . . . . . .     168          139
      State income taxes . . . . . . . . . . . . . . .      64          122
      Other. . . . . . . . . . . . . . . . . . . . . .       -           21
                                                       -------     --------
        Gross deferred tax asset . . . . . . . . . . .   1,581        1,882
                                                       -------     --------

Deferred tax liabilities:
      Lawsuit expenses . . . . . . . . . . . . . . . .     (18)           -
      Property and equipment depreciation. . . . . . .    (192)         (62)
                                                       -------     --------
        Gross deferred tax liability . . . . . . . . .    (210)         (62)
                                                       -------     --------

Net deferred income taxes. . . . . . . . . . . . . . . $ 1,371     $  1,820
                                                       -------     --------
                                                       -------     --------



NOTE 6  - STOCK OPTIONS

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

                               OVERLAND DATA, INC.

Option activity for the three years ended June 30, 1998 is summarized as follows:




                                                   SHARES       SHARE PRICE
                                                   ------       -----------
Options outstanding at June 30, 1995 . . . .    1,038,359    $    .12 -  .88
   Options granted . . . . . . . . . . . . .      184,810               2.00
   Options exercised . . . . . . . . . . . .     (280,481)        .12 -  .80
   Options canceled  . . . . . . . . . . . .      (94,092)        .80 - 2.00
                                                ---------
Options outstanding at June 30, 1996 . . . .      848,596         .12 - 2.00

   Options granted . . . . . . . . . . . . .      100,000        3.00 - 6.19
   Options exercised . . . . . . . . . . . .     (168,630)        .20 - 2.00
   Options canceled  . . . . . . . . . . . .      (23,775)        .80 - 6.19
                                                ---------
Options outstanding at June 30, 1997 . . . .      756,191         .12 - 6.19

   Options granted . . . . . . . . . . . . .      572,768        5.31 - 8.25
   Options exercised . . . . . . . . . . . .     (135,287)        .12 - 3.00
   Options canceled  . . . . . . . . . . . .      (87,943)        .80 - 7.50
                                                ---------
Options outstanding at June 30, 1998 . . . .    1,105,729    $    .12 - 8.25
                                                ---------
                                                ---------




The following table summarizes all options outstanding and exercisable by price range as of June 30, 1998:


                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                    -----------------------------------------------        ------------------------------
                                         WEIGHTED-
                                          AVERAGE         WEIGHTED-                             WEIGHTED-
       RANGE OF         NUMBER           REMAINING         AVERAGE            NUMBER             AVERAGE
     EXERCISABLE    OUTSTANDING AT      CONTRACTUAL       EXERCISE         EXERCISABLE AT       EXERCISE
       PRICES       JUNE 30, 1998          LIFE             PRICE          JUNE 30, 1998         PRICE
     -----------    --------------      ------------      ---------        --------------       ----------
     $  .12 -  .88        392,303          4.8 years        $  .65              365,878             $  .63
       2.00 - 3.00        180,525          7.6                2.39               72,700               2.26
       4.50 - 6.63        152,000          9.1                6.43                2,500               4.67
       7.50 - 8.25        380,901          9.1                7.50               34,901               7.54
                    --------------                                         --------------
                        1,105,729                                               475,979
                    --------------                                         --------------
                    --------------                                         --------------

Shares available for future grant were 592,500 and 446,457 at June 30, 1998 and 1997, respectively.

                               OVERLAND DATA, INC.

1996 EMPLOYEE STOCK PURCHASE PLAN

In February 1997, the Company adopted the 1996 Employee Stock Purchase Plan (the "ESPP") whereby 250,000 shares of common stock were reserved for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares in any one offering period. The ESPP is administered by an Administrative Committee appointed by the Board of Directors and provides generally that the purchase price must not be less than 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During fiscal 1998, 73,172 shares were issued for combined proceeds of $383,000.

PRO FORMA INFORMATION

The Company accounts for stock-based compensation using the intrinsic value method. No compensation expense has been recognized for purchase rights under the ESPP or for its stock option grants, as they have been granted at the fair market value at the date of grant. Had compensation expense for the Company's stock-based compensation awards issued during 1998 and 1997 been determined based on a fair value method, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:



                                YEAR ENDED JUNE 30,
                             ------------------------
                                1998          1997
                                ----          ----
                               (IN THOUSANDS EXCEPT
                                PER SHARE AMOUNTS)
     Net income:
          As reported        $   2,792   $   3,100
          Pro forma              2,343       3,022

     Net income per share:
          As reported        $     .25   $     .33
          Pro forma                .21         .33


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average estimated fair value of employee stock options granted during 1998 and 1997 was $1.16 and $1.04 per share, respectively. The weighted average assumptions used for grants during the years ended June 30, 1998 and 1997 were: no dividend yield for both years, average risk-free interest rates equal to the current yield on seven and five year maturity Treasury Bills for the month of grant, respectively (range from 5.53 to 6.76%), expected volatility of 33% post-IPO and no volatility pre-IPO, and expected lives of 7.0 and 5.0 years, respectively.

The fair value of each share purchase right under the ESPP is estimated at the inception of each offering period also using the Black-Scholes option pricing model. The weighted average estimated fair value of each share purchase right granted during 1998 and 1997 was $1.45 and $2.41 per share, respectively. The weighted average assumptions used during fiscal 1998 and 1997 were: no dividend yield, risk-free interest rates of 5.9% and 5.1%, respectively, expected volatility of 33%, and an expected life of 6 months.

NOTE 7 - 401 (k) PLAN

In January 1994, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of all participants. In January 1998, the company began matching employee contributions at 50% for up to 6% of an employee's pretax income. The total of these employer contributions was $118,000 in fiscal 1998. No contributions were made during fiscal 1997 and 1996.

                               OVERLAND DATA, INC.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its office, production and sales facilities under non-cancelable operating leases which expire in various years through fiscal 2003. The leases provide for annual rent escalations intended to approximate increases in cost of living indices, and certain of the leases provide for rent abatement. At June 30, 1998, future minimum lease payments under these arrangements are as follows:



                                MINIMUM
                YEAR ENDING      LEASE
                  JUNE 30,     PAYMENTS
                  --------     --------
                             (IN THOUSANDS)
               1999           $  937
               2000              964
               2001            1,003
               2002            1,043
               2003              160
                              ------
                              $4,107
                              ------
                              ------



Rental expense is recognized ratably over the respective lease terms and aggregated $1,001,000, $703,000 and $554,000 for fiscal 1998, 1997 and 1996, respectively.

CONTINGENCIES

The Company, its directors and certain of its officers were named as defendants in two putative class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purported to represent a class of all persons who purchased the Company's common stock between February 21, 1997 and March 14, 1997. The complaints alleged that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its registration statement on Form S-1 filed with the Securities and Exchange Commission on February 21, 1997. The suits seek rescission of their share purchases or rescissory damages if their shares have been sold, as well as attorney's fees and other costs and expenses.

On September 16, 1997, the Court entered an Order permitting the voluntary dismissal of the first-filed lawsuit without prejudice and the plaintiff in the second lawsuit was appointed as the Lead Plaintiff in this litigation. That person now has resigned as the Lead Plaintiff, and the shareholder who had filed the first of the two lawsuits has petitioned the Court for permission to intervene and serve as the Lead Plaintiff. That application is pending.

The defendants have answered the second complaint, have denied the material allegations and have disavowed any wrongdoing. The litigation currently is in the discovery phase, and trial has been scheduled for Summer of 1999. Although the outcome of the lawsuit cannot be determined, management believes it has meritorious defenses and intends to defend against the lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage against suits of this nature, and other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

                               OVERLAND DATA, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS










To the Board of Directors and
    Shareholders of Overland Data, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Overland Data, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Diego, California
July 29, 1998

                               OVERLAND DATA, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 FISCAL YEARS ENDED JUNE 30, 1998, 1997 and 1996


               BALANCE AT     ADDITIONS
               BEGINNING      CHARGED TO                  BALANCE AT
                OF YEAR          INCOME    DEDUCTIONS*   END OF YEAR
              ----------     ----------    -----------   -----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

1998           $    774    $    243         $     95     $     922
1997                624         280              130           774
1996                446         333              155           624

ALLOWANCE FOR INVENTORY OBSOLESCENCE

1998           $  1,879    $    300         $    331     $   1,848
1997              1,318         968              407         1,879
1996                505       1,050              237         1,318


--------------------------

* Deductions represent amounts written off against the allowance, net of recoveries.