Form 10-Q
period 1998-09-30
OVERLAND DATA INC
filed 1998-11-12
CIK 889930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998


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

As of November 6, 1998 there were 10,099,755 shares of the registrant's common stock, no par value, issued and outstanding.

                               OVERLAND DATA, INC.
                                    FORM 10-Q
                For the quarterly period ended September 30, 1998

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I   --   FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated condensed statement of operations --
                   Three months ended September 30, 1998 and 1997.............3

              Consolidated condensed balance sheet --
                    September 30, 1998 and June 30, 1998......................4

              Consolidated condensed statement of cash flows --
                    September 30, 1998 and 1997...............................5

              Notes to consolidated condensed financial statements............6


Item 2.       Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................9


PART II  --   OTHER INFORMATION

Item 1.       Legal Proceedings..............................................13

Item 4.       Submission of Matters to a Vote of Security Holders............14

Item 6.       Exhibits and Reports on Form 8-K...............................14

              Signatures.....................................................15

                              OVERLAND DATA, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                           THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                           1998       1997
                                                                          -------    -------
Net sales ............................................................    $24,372    $13,998
Cost of goods sold ...................................................     16,956      9,338
                                                                          -------    -------
Gross profit .........................................................      7,416      4,660
                                                                          -------    -------
Operating expenses:
         Sales and marketing .........................................      2,789      2,107
         Research and development ....................................      1,368        946
         General and administrative ..................................      1,321      1,531
                                                                          -------    -------
         Total operating expenses ....................................      5,478      4,584
                                                                          -------    -------
Income from operations ...............................................      1,938         76

Other income (expense):
         Interest income, net ........................................        236        243
         Other income (expense), net .................................         35        (33)
                                                                          -------    -------
Income before income taxes ...........................................      2,209        286
Provision for income taxes ...........................................        861        109
                                                                          -------    -------
Net income ...........................................................    $ 1,348    $   177
                                                                          -------    -------
                                                                          -------    -------
Earnings per share:
         Basic .......................................................    $  0.13    $  0.02
                                                                          -------    -------
                                                                          -------    -------
         Diluted .....................................................    $  0.12    $  0.02
                                                                          -------    -------
                                                                          -------    -------
Number of shares used in computing earnings per share:
         Basic .......................................................     10,540     10,458
                                                                          -------    -------
                                                                          -------    -------
         Diluted .....................................................     10,895     11,061
                                                                          -------    -------
                                                                          -------    -------

See accompanying notes to consolidated condensed financial statements.

                              OVERLAND DATA, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands, except number of shares)


                                                               September 30,   June 30,
                                                                    1998         1998
                                                               -------------   --------
                                                                (unaudited)
ASSETS:
Current assets:
    Cash and cash equivalents ...............................      $19,518       $15,550
    Accounts receivable, less allowance for doubtful accounts
      and returns of $1,051 and $922, respectively ..........       12,646        15,683
    Inventories .............................................       16,604        16,077
    Deferred income taxes ...................................        1,558         1,558
    Other current assets ....................................          840           873
                                                                   -------       -------
                      Total current assets ..................       51,166        49,741

Property and equipment, net .................................        4,062         4,207
Other assets ................................................           97            48
                                                                   -------       -------
                                                                   $55,325       $53,996
                                                                   -------       -------
                                                                   -------       -------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable ........................................      $ 6,902       $ 6,970
    Accrued liabilities .....................................        2,407         2,075
    Accrued payroll and employee compensation ...............        1,178         1,198
                                                                   -------       -------
                      Total current liabilities .............       10,487        10,243

Other liabilities ...........................................          517           385
                                                                   -------       -------
                      Total liabilities .....................       11,004        10,628

Shareholders' equity:
    Common stock, no par value, 25,000,000 shares
      authorized; 10,488,602 and 10,549,486 shares
      issued and outstanding, respectively...................       33,083        33,496
    Accumulated other comprehensive income...................           36            18
    Retained earnings........................................       11,202         9,854
                                                                   -------       -------
                           Total shareholders' equity........       44,321        43,368
                                                                   -------       -------
                                                                   $55,325       $53,996
                                                                   -------       -------
                                                                   -------       -------

See accompanying notes to consolidated condensed financial statements.

                              OVERLAND DATA, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                           Three Months Ended
                                                                               September 30,
                                                                             1998       1997
                                                                          --------    --------
OPERATING ACTIVITIES:
    Net income .........................................................  $  1,348    $    177
    Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
       Depreciation and amortization ...................................
                                                                               335         247
       Changes in operating assets and liabilities:
             Account receivables........................................     3,037       1,732
             Inventories................................................      (527)     (2,578)
             Other assets ..............................................       (16)         93
             Accounts payable and accrued liabilities ..................       396         171
             Accrued payroll and employee compensation .................       (20)       (212)
                                                                          --------    --------
             Net cash provided by (used in) operating activities........     4,553        (370)

INVESTING ACTIVITIES:
    Capital expenditures ...............................................      (190)       (885)
                                                                          --------    --------
                 Net cash used in investing activities .................      (190)       (885)
                                                                          --------    --------
FINANCING ACTIVITIES:
     Proceeds from exercise of stock options ...........................        32         --
     Stock repurchases .................................................      (621)        --
     Net proceeds from issuance of common stock ........................       176         249
                                                                          --------    --------
            Net cash (used in) provided by financing activities ........      (413)        249
                                                                          --------    --------
Effect of exchange rate changes on cash ................................        18           5
                                                                          --------    --------
Net increase (decrease) in cash and cash equivalents ...................     3,968      (1,001)
Cash and cash equivalents at the beginning of the period ...............    15,550      18,926
                                                                          --------    --------
Cash and cash equivalents at the end of the period .....................   $19,518     $17,925
                                                                          --------    --------
                                                                          --------    --------

See accompanying notes to consolidated condensed financial statements

                               OVERLAND DATA, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Overland Data, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Company's fiscal quarter ends on the Sunday closest to September 30. For ease of presentation, the Company's quarter end is deemed to be September 30. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1998 on file with the Securities and Exchange Commission.

NOTE 2 -- NET INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," as required in the second quarter of fiscal 1998. Basic earnings per share (EPS) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. All prior period EPS amounts have been presented to conform to the provisions of SFAS 128.

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     1998           1997
                                                     ----           ----
                                                         (unaudited)

Net income ......................................   $ 1,348         $   177
                                                    -------         -------
                                                    -------         -------
BASIC EPS:
   Weighted average number of common
   stock shares outstanding .....................    10,540          10,458
                                                    -------         -------
                                                    -------         -------
Basic earnings per share ........................   $  0.13         $  0.02
                                                    -------         -------
                                                    -------         -------
DILUTED EPS:
   Weighted average number of common
   stock shares outstanding .....................    10,540          10,458

   Common stock equivalents from the
   issuance of options using the
   treasury stock method ........................       355             603
                                                    -------         -------
                                                     10,895          11,061
                                                    -------         -------
                                                    -------         -------
Diluted earnings per share ......................   $  0.12         $  0.02
                                                    -------         -------
                                                    -------         -------

NOTE 3 -- COMPREHENSIVE INCOME

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income.'' SFAS 130 establishes new rules for the display and reporting of comprehensive income and its components; however the adoption of this statement had no impact on the Company's current or previously reported net income or shareholders' equity. Comprehensive income includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to the accumulated other comprehensive income account within shareholders' equity.

Comprehensive income for the three months ended September 30, 1998 and 1997 was as follows (in thousands):

                                            Three Months Ended
                                               September 30,
                                            1998          1997
                                            ----          ----
                                                (unaudited)
Net Income                                 $1,348         $177
Foreign currency translation effect            18            5
                                           ------         ----
Total comprehensive income                 $1,366         $182
                                           ------         ----
                                           ------         ----

NOTE 4 -- INVENTORIES

Inventories consist of the following (in thousands):


                            September 30,      June 30,
                               1998              1998
                            -------------      --------
                             (unaudited)

     Raw materials            $8,756           $10,195
     Work-in-process           4,742             3,259
     Finished goods            3,106             2,623
                             -------           -------
                             $16,604           $16,077
                             -------           -------
                             -------           -------

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

On September 16, 1997, the Court entered an Order permitting the voluntary dismissal of the first-filed lawsuit without prejudice and the plaintiff in the second lawsuit was appointed as the Lead Plaintiff in this litigation. That person now has resigned as the Lead Plaintiff, and the shareholder who had filed the first of the two lawsuits has petitioned the Court for permission to intervene and serve as the Lead Plaintiff. The petition was granted on September 29, 1998 and the shareholder has moved the Court to allow the matter to go forward as a class action. That motion is pending.

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

The risks and uncertainties noted above, along with others which could materially and adversely affect the Company's business, are more fully set forth in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of

Operations," and other sections of the Company's Form 10-K for the most recently completed fiscal year on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the Company's unaudited condensed consolidated financial statements.

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                                  1998         1997
                                                                                  ----         ----

Net sales..............................................................          100.0%       100.0%
Cost of goods sold ....................................................           69.6         66.7
                                                                                 -----        -----
Gross profit...........................................................           30.4         33.3
                                                                                 -----        -----
Operating expenses:
         Sales and marketing...........................................           11.4         15.0
         Research and development .....................................            5.6          6.8
         General and administrative ...................................            5.4         11.0
                                                                                 -----        -----
           Total operating expenses ...................................           22.4         32.8
                                                                                 -----        -----
Income from operations ................................................            8.0          0.5
Other income (expense):
         Interest income, net .........................................            1.0          1.7
         Other income (expense), net ..................................            0.1         (0.2)
                                                                                 -----        -----
Income before income taxes ............................................            9.1          2.0
Provision for income taxes ............................................            3.5          0.7
                                                                                 -----        -----
Net income ............................................................            5.6%         1.3%
                                                                                 -----        -----
                                                                                 -----        -----

     NET SALES. Net sales of $24.4 million in the fiscal 1999 first quarter grew by $10.4 million or 74.1% over sales of $14.0 million in the comparable quarter of the prior year. The growth was attributable primarily to increased sales of both the LibraryXpress and 36-track product lines. LibraryXpress sales grew 105.5% from $5.5 million in the fiscal 1998 first quarter to $11.3 million in the fiscal 1999 first quarter, due principally to strong OEM demand and sales of the new LXL loader express library which began shipping in February 1998. Sales of 36-track product also benefited from strong OEM sales and grew 196.8% from $3.1 million in the fiscal 1998 first quarter to $9.2 million in the fiscal 1999 first quarter. As anticipated, combined sales of 18-track and 9-track products of $1.3 million in the 1999 first quarter declined by 53.3% from sales of $2.9 million in the fiscal 1998 first quarter. The Company has announced end-of-life on all 18-track products. End-of-life has also been announced on most 9-track products and the Company expects that its customers will continue to migrate to newer technologies and that, as a result, sales of 9-track products will continue to decline in future quarters.

A summary of the sales mix by product for the periods presented in the statement of operations is as follows:

                                           Three Months Ended
                                              September 30,
                                              1998     1997
                                             ------   -----
Company products:
         LibraryXpress .................      46.3%    39.3%
         36-track ......................      37.7     22.1
         18-track ......................       0.2      4.7
         9-track .......................       5.3     15.7
         Spare parts, controllers, other       5.5     10.4

Other products:
         DLT distributed product .......       5.0      7.8
                                             -----    -----
                                             100.0%   100.0%
                                             -----    -----
                                             -----    -----

     GROSS PROFIT. The Company's gross profit for the fiscal 1999 first quarter was $7.4 million, an increase of 57.4%, from $4.7 million in the fiscal 1998 first quarter. As a percentage of sales, however, the fiscal 1999 first quarter gross margin declined to 30.2% from 33.3% in the fiscal 1998 first quarter. The margin decline was due primarily to a shift in customer mix with a greater portion of sales made to OEM customers at lower margins relative to the Company's other sales channels. Additionally, pricing pressure in the marketplace resulted in lower selling prices for certain of the Company's products.

     SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $2.8 million or 11.4% of net sales in the fiscal 1999 first quarter compared to $2.1 million or 15.1% of net sales in the fiscal 1998 first quarter. The growth of expenses resulted from increased spending for advertising and promotions, the addition of new sales personnel, and an expansion of the Company's demo/evaluation pool of products. The Company's current focus is to expand sales to its commercial distribution channel in order to balance the high level of OEM sales and improve overall gross margins.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $1.4 million or 5.6% of net sales in the fiscal 1999 first quarter compared to $946,000 or 6.8% of net sales in the fiscal 1998 first quarter. The increased expenses in the fiscal 1999 first quarter reflect personnel additions, increased development expenses related to the VR2 joint development agreement with Tandberg, and the fact that the prior year expenses were reduced by a customer reimbursement of non-recurring engineering expense.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $1.3 million or 5.4% of net sales in the fiscal 1999 first quarter compared to $1.5 million or 10.9% of net sales in the fiscal 1998 first quarter. The decrease in expenses in the fiscal 1999 first quarter reflects the fact that the prior year included expenses to upgrade computer equipment preparatory to the implementation of the Company's new ERP system as well as a higher level of legal expenses.

     OTHER INCOME (EXPENSE), NET. In the fiscal 1999 first quarter, the Company generated net other income of $271,000 which consisted of $236,000 of interest income and $35,000 of foreign currency gains compared to net interest income of $210,000 in the fiscal 1998 first quarter which consisted of $243,000 of interest income offset by $33,000 of foreign currency translation losses.

     INCOME TAXES. The Company's effective tax rate in the fiscal 1999 first quarter was 39% compared to 38.1% in the fiscal 1998 first quarter and 38.5% for the full fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal 1999 first quarter, the Company generated $4.0 million of cash. The primary factor contributing to this strong cash flow was a decrease in accounts receivable of $3.0 million, caused by strong sales and collections in the first two months of the quarter. Earnings before depreciation and amortization generated an additional $1.7 million and a decrease in accounts payable and accrued liabilities generated $396,000. Items which partially offset these amounts included $527,000 in increased inventories to support the higher sales levels, $621,000 used to repurchase shares of the Company's stock pursuant to its buyback program, and $190,000 spent on capital equipment during the period. On an aggregate basis, these activities increased the company's cash reserves to $19.5 million at September 30, 1998. At that date, the Company's working capital amounted to $40.7 million with no outstanding funded debt. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth for the foreseeable future.

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

On September 16, 1997, the Court entered an Order permitting the voluntary dismissal of the first-filed lawsuit without prejudice and the plaintiff in the second lawsuit was appointed as the Lead Plaintiff in this litigation. That person now has resigned as the Lead Plaintiff, and the shareholder who had filed the first of the two lawsuits has petitioned the Court for permission to intervene and serve as the Lead Plaintiff. The petition was granted on September 29, 1998 and the shareholder has moved the Court to allow the matter to go forward as a class action. That motion is pending.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during Q1 of Fiscal 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  27.0     Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OVERLAND DATA, INC.

Date:  November 11, 1998                      By:  /s/ VERNON A. LOFORTI
                                                   ----------------------
                                                    Vernon A. LoForti
                                                    Vice President and
                                                    Chief Financial Officer