Form 10-Q/A
period 1998-09-30
OVERLAND DATA INC
filed 1999-02-10
CIK 889930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q/A


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

YEAR 2000 COMPLIANCE

Many computer systems experience problems handling dates in and beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. During fiscal year 1998, the Company replaced its internal enterprise wide computer system and believes that the system is year 2000 compliant. The Company's internally manufactured products have no date functionality built into them with the exception of certain products have a display-only date/time function. This function, which is year 2000 compliant, allows the operator to set the LCD front panel display date and time from the front panel. Although not used in any way when reading/writing data or to otherwise operate the products, it is used for date/time stamping entries into the internal history and error logs.

The Company is also assessing and addressing the possible effects on the Company's operations of the year 2000 readiness of its other internal systems and of its key suppliers and subcontractors. If the Company's suppliers and subcontractors fail to address their year 2000 issues, the Company could experience an adverse material impact on its business, financial condition, and results of operations. The Company's smaller vendors present the largest risks because the Company believes that these vendors may not address the year 2000 issues adequately. If a vendor is deemed to be high risk for year 2000 issues, the Company will pursue alternative sources of suppliers because an inability to supply parts may delay production of the Company's products. To date, the Company has incurred an immaterial amount of costs of less than $20,000. The potential impact and related costs of year 2000 readiness for both the remaining internal systems and key suppliers and subcontractors are still unknown at this time. However, based on assessment underway, the Company currently expects that the total cost of addressing the year 2000 issue will remain an immaterial amount.

The Company does not know how customer spending patterns may be impacted by year 2000 programs. As customers focus on preparing their business for the year 2000 in the near term, capital budgets may be spent on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. Conversely, demand for the Company's products could accelerate as customers focus on the need to protect their stored data by enhancing their backup capabilities. The Company does not know the resulting impact on its revenues at this time.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OVERLAND DATA, INC.

Date:  February 10, 1999                      By:  /s/ VERNON A. LOFORTI
                                                   ----------------------
                                                    Vernon A. LoForti
                                                    Vice President and
                                                    Chief Financial Officer