Form 10-Q
period 1998-12-31
OVERLAND DATA INC
filed 1999-02-10
CIK 889930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998


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

As of FEBRUARY 10, 1999 there were 10,101,100 shares of the registrant's common stock, no par value, issued and outstanding.

                               OVERLAND DATA, INC.
                                    FORM 10-Q
                For the quarterly period ended December 31, 1998

                                TABLE OF CONTENTS

                                                                              Page
                                                                             Number
                                                                             ------
PART I   -   FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated condensed statement of operations --
                   Three months and six months ended
                   December 31, 1998 and 1997..................................3

              Consolidated condensed balance sheet --
                    December 31, 1998 and June 30, 1998........................4

              Consolidated condensed statement of cash flows --
                    Six months ended December 31, 1998 and 1997................5

              Notes to consolidated condensed financial statements.............6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................10

PART II   -   OTHER INFORMATION

Item 1.       Legal Proceedings...............................................17

Item 4.       Submission of Matters to a Vote of Security Holders.............18

Item 6.       Exhibits and Reports on Form 8-K................................18

Signatures....................................................................19


                                               OVERLAND DATA, INC.
                                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                                   (Unaudited)
                                      (In thousands, except per share data)

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              DECEMBER 31,             DECEMBER 31,
                                                            1998        1997        1998        1997
                                                           -------     -------     -------     -------
Net sales ............................................     $24,240     $18,071     $48,612     $32,069
Cost of goods sold ...................................      16,927      12,367      33,883      21,705
                                                           -------     -------     -------     -------
Gross profit .........................................       7,313       5,704      14,729      10,364
                                                           -------     -------     -------     -------

Operating expenses:
      Sales and marketing ............................       3,015       2,196       5,803       4,303
      Research and development .......................       1,219         957       2,587       1,903
      General and administrative .....................       1,208       1,537       2,529       3,068
                                                           -------     -------     -------     -------
         Total operating expenses ....................       5,442       4,690      10,919       9,274
                                                           -------     -------     -------     -------

Income from operations ...............................       1,871       1,014       3,810       1,090

Other income:
      Interest, net ..................................         221         220         457         464
      Other income, net ..............................          77          38         112           4
                                                           -------     -------     -------     -------

Income before income taxes ...........................       2,169       1,272       4,379       1,558
Provision for income taxes ...........................         854         483       1,716         592
                                                           -------     -------     -------     -------

Net income ...........................................     $ 1,315     $   789     $ 2,663     $   966
                                                           -------     -------     -------     -------
                                                           -------     -------     -------     -------
Earnings per share:

      Basic ..........................................     $  0.13     $  0.07     $  0.26     $  0.09
                                                           -------     -------     -------     -------
                                                           -------     -------     -------     -------
      Diluted ........................................     $  0.12     $  0.07     $  0.25     $  0.09
                                                           -------     -------     -------     -------
                                                           -------     -------     -------     -------

Number of shares used in computing earnings per share:

      Basic ..........................................      10,232      10,538      10,386      10,498
                                                           -------     -------     -------     -------
                                                           -------     -------     -------     -------
      Diluted ........................................      10,563      11,111      10,669      11,100
                                                           -------     -------     -------     -------
                                                           -------     -------     -------     -------

See accompanying notes to consolidated condensed financial statements.

                               OVERLAND DATA, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                     (In thousands, except number of shares)

                                                                    DECEMBER 31,  JUNE 30,
                                                                       1998         1998
                                                                      -------     -------
                                                                    (unaudited)
ASSETS:
Current assets:
        Cash and cash equivalents ...............................     $17,202     $15,550
        Accounts receivable, less allowance for doubtful accounts
              and returns of $968 and $922, respectively ........      14,030      15,683
        Inventories .............................................      14,723      16,077
        Deferred income taxes ...................................       1,558       1,558
        Other current assets ....................................         958         873
                                                                      -------     -------

                     Total current assets .......................      48,471      49,741

Property and equipment, net .....................................       4,025       4,207
Intangible and other assets .....................................          76          48
                                                                      -------     -------
                                                                      $52,572     $53,996
                                                                      -------     -------
                                                                      -------     -------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
        Accounts payable ........................................     $ 4,926     $ 6,970
        Accrued liabilities .....................................       1,670       2,075
        Accrued payroll and employee compensation ...............       1,654       1,198
                                                                      -------     -------
                     Total current liabilities ..................       8,250      10,243

Deferred income taxes and other liabilities .....................         663         385
                                                                      -------     -------

                     Total liabilities ..........................       8,913      10,628
                                                                      -------     -------

Shareholders' equity:
        Common stock, no par value, 25,000,000 shares
              authorized; 10,097,180 and 10,549,486 shares
              issued and outstanding, respectively ..............      31,121      33,496
        Accumulated other comprehensive income ..................          21          18
        Retained earnings .......................................      12,517       9,854
                                                                      -------     -------
                     Total shareholders' equity .................      43,659      43,368
                                                                      -------     -------
                                                                      $52,572     $53,996
                                                                      -------     -------
                                                                      -------     -------

See accompanying notes to consolidated condensed financial statements.

                               OVERLAND DATA, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)

                                                                                   SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                                  1998           1997
                                                                              ------------    ----------
OPERATING ACTIVITIES:
        Net income ........................................................     $  2,663      $    966
        Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
              Depreciation and amortization ...............................          678           694
              Changes in operating assets and liabilities:
                   Accounts receivable ....................................        1,653           388
                   Inventories ............................................        1,354        (2,204)
                   Other assets ...........................................         (113)         (120)
                   Accounts payable and accrued liabilities ...............       (2,171)       (2,519)
                   Accrued payroll and employee compensation ..............          456           160
                                                                                --------      --------

                        Net cash provided by (used in) operating activities        4,520        (2,635)

INVESTING ACTIVITIES:
        Capital expenditures ..............................................         (496)       (1,420)
                                                                                --------      --------

                        Net cash used in investing activities .............         (496)       (1,420)
                                                                                --------      --------

FINANCING ACTIVITIES:
        Proceeds from exercise of stock options ...........................           45            82
        Stock repurchases .................................................       (2,596)           --
        Net proceeds from issuance of common stock ........................          176           189
                                                                                --------      --------

                        Net cash (used in) provided by financing activities       (2,375)          271
                                                                                --------      --------

Effect of exchange rate changes on cash ...................................            3             7
                                                                                --------      --------

Net increase (decrease) in cash and cash equivalents ......................        1,652        (3,777)
Cash and cash equivalents at the beginning of the period ..................       15,550        18,926
                                                                                --------      --------

Cash and cash equivalents at the end of the period ........................     $ 17,202      $ 15,149
                                                                                --------      --------
                                                                                --------      --------

See accompanying notes to consolidated condensed financial statements.

                              OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Overland Data, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Company's second fiscal quarter ends on the Sunday closest to December 31. For ease of presentation, the Company's second fiscal quarter end is deemed to be December 31. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1998 on file with the Securities and Exchange Commission.

NOTE 2 -- NET INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," as required in the second quarter of fiscal 1998. Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. All prior period EPS amounts have been presented to conform to the provisions of SFAS 128.

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                               DECEMBER 31,           DECEMBER 31,
                                             1998       1997       1998         1997
                                          --------    --------   ---------    ---------
                                                           (unaudited)
Net income ...........................     $ 1,315     $   789     $ 2,663     $   966
                                           -------     -------     -------     -------
                                           -------     -------     -------     -------
BASIC EPS:
     Weighted average number of common
      shares outstanding .............      10,232      10,538      10,386      10,498
                                           -------     -------     -------     -------
                                           -------     -------     -------     -------

Basic earnings per share .............     $  0.13     $  0.07     $  0.26     $  0.09
                                           -------     -------     -------     -------
                                           -------     -------     -------     -------


DILUTED EPS:
     Weighted average number of common
     shares outstanding ..............      10,232      10,538      10,386      10,498

     Common stock equivalents from the
     issuance of options using the
     treasury stock method ............        331         573         283         602
                                           -------     -------     -------     -------

                                            10,563      11,111      10,669      11,100
                                           -------     -------     -------     -------
                                           -------     -------     -------     -------

Diluted earnings per share ...........     $  0.12     $  0.07     $  0.25     $  0.09
                                           -------     -------     -------     -------
                                           -------     -------     -------     -------

NOTE 3 - COMPREHENSIVE INCOME

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the display and reporting of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's current or previously reported net income or shareholders' equity. Comprehensive income includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to the accumulated other comprehensive income account within shareholders' equity.

Comprehensive income for the three months and six months ended December 31, 1998 and 1997 was as follows (in thousands):

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               DECEMBER 31,             DECEMBER 31,
                                           1998         1997         1998         1997
                                         ---------    ---------    ---------   ---------
                                                            (unaudited)
Net income ........................       $1,315       $  789       $2,663       $  966
Foreign currency translation effect          (16)           2            3            7
                                          ------       ------       ------       ------
Total comprehensive income ........       $1,299       $  791       $2,666       $  973
                                          ------       ------       ------       ------
                                          ------       ------       ------       ------



NOTE 4 -- INVENTORIES

Inventories consist of the following (in thousands):

                                            DECEMBER 31,   JUNE 30,
                                                 1998        1998
                                            ------------   ---------
                                             (unaudited)
            Raw materials ...........         $ 7,912       $10,195
            Work-in-process .........           3,400         3,259
            Finished goods ..........           3,411         2,623
                                              -------       -------
                                              $14,723       $16,077
                                              -------       -------
                                              -------       -------

NOTE 5 --  LITIGATION

The Company, its directors and certain of its officers were named as defendants in two putative class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purported to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints alleged that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission on February 21, 1997. The plaintiffs seek rescission of their share purchases or rescissory damages if their shares have been sold, as well as attorneys' fees and other costs and expenses.

On September 16, 1997, the Court entered an order permitting the voluntary dismissal of the first-filed lawsuit without prejudice and the plaintiff in the second lawsuit was appointed as the lead plaintiff in this litigation. That person then resigned as the lead plaintiff, and the shareholder who had filed the first of the two lawsuits petitioned the Court for permission to intervene and serve as the lead plaintiff. The petition was granted on September 29, 1998 and the shareholder has moved the Court to allow the matter to go forward as a class action. That motion is pending.

The defendants have answered the second complaint, have denied the material allegations and have disavowed any wrongdoing. The litigation currently is in the discovery phase, and trial has been scheduled for the summer of 1999. Although the outcome of the lawsuit cannot be determined, management believes it has meritorious defenses and intends to defend against the lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage against suits of this nature, and other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

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

Advanced technology companies such as Overland Data are subject to numerous risks and uncertainties generally characterized by rapid technological change and other highly competitive factors. The Company's future revenue and operating results are dependent upon gaining further market acceptance for its LibraryXpress line of automated tape libraries and its ability to manufacture sufficient product to satisfy demand. The LibraryXpress products incorporate a line of DLT tape drives supplied by Quantum Corporation, which has been the sole source for DLT tape technology. At certain times in the past, the Company has not obtained an adequate supply of such drives and there can be no assurance that such supply interruptions will not recur. In September 1998, Quantum announced that it had entered into a manufacturing license and marketing agreement with Tandberg Data ASA through which Tandberg can become an independent second source of DLT tape drives. Tandberg is now developing this capability which is expected to mitigate Overland's dependence on Quantum.

The Company's future revenue and operating results are also dependent upon market demand for its TapeXpress line of 36-track products, which could be adversely affected by newly introduced competitive products and other factors. Although IBM is the Company's primary customer for this product line, IBM is not required to purchase minimum quantities pursuant to the supply arrangement, and IBM's orders can fluctuate from quarter to quarter.

The Company's future success also will depend upon its ability to develop, manufacture and market new and enhanced products on a timely and cost effective basis, including products and licensing agreements related to the Company's new Variable Rate Randomizer ("VR2") encoding technology which was announced on December 11, 1997. Although a cross-licensing agreement was announced on April 1, 1998 with Tandberg Data ASA whereby Tandberg will include VR2 technology in Tandberg's MLR and SLR tape drives, success in this area cannot be assured because of the inherent uncertainty of development projects for high technology products, the possible introduction of competing products in the marketplace, the uncertainty of market acceptance of the products and other such factors.

The risks and uncertainties noted above, along with others which could materially and adversely affect the Company's business, are set forth more fully in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of the Company's Form 10-K for the most recently completed fiscal year on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the Company's unaudited condensed consolidated financial statements.

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                            DECEMBER 31,             DECEMBER 31,
                                        1998         1997         1998         1997
                                       -----        -----        -----        -----
Net sales ......................       100.0%       100.0%       100.0%       100.0%
Cost of goods sold .............        69.8         68.4         69.7         67.7
                                       -----        -----        -----        -----
Gross profit ...................        30.2         31.6         30.3         32.3
                                       -----        -----        -----        -----

Operating expenses:
     Sales and marketing .......        12.4         12.2         11.9         13.4
     Research and development ..         5.0          5.3          5.3          5.9
     General and administrative          5.0          8.5          5.2          9.6
                                       -----        -----        -----        -----
        Total operating expenses        22.4         26.0         22.4         28.9
                                       -----        -----        -----        -----

Income from operations .........         7.8          5.5          7.9          3.4
Other income:
     Interest, net .............         0.9          1.2          0.9          1.4
     Other income, net .........         0.3          0.2          0.2          0.1
                                       -----        -----        -----        -----

Income before income taxes .....         9.0          7.0          9.0          4.9
Provision for income taxes .....         3.5          2.7          3.5          1.9
                                       -----        -----        -----        -----

Net income .....................         5.5%         4.3%         5.5%         3.0%
                                       -----        -----        -----        -----
                                       -----        -----        -----        -----


FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

     NET SALES. Net sales of $24.2 million in the fiscal 1999 second quarter grew by $6.1 million or 34.1% over sales of $18.1 million in the comparable quarter of the prior fiscal year. The Company experienced increases in all product lines with the exception of its end-of-life 18-track products. The largest growth was attributable to increased sales of the LibraryXpress product. LibraryXpress sales grew 58.0% from $8.5 million in the fiscal 1998 second quarter to $13.4 million in the fiscal 1999 second quarter. Sales to Digital Equipment Corporation/Compaq ("DEC/CPQ") of our DLT7000-based LibraryXpress increased almost three times over the prior quarter. We commenced shipments of our new LoaderXpress product during fiscal 1998 third quarter, which contributed $2.1 million of incremental sales versus fiscal 1998 second quarter. Sales of 36-track products grew 8.6% from $5.8 million in the fiscal 1998 second quarter to $6.3 million in the fiscal 1999 second quarter. Strong OEM and Asian Pacific Latin America ("APLA") shipments were offset by declines in the volume and reseller channels. Sales of standalone DLT exceeded fiscal 1998 second quarter by $607,000 ($893,000 to $1.5 million in the fiscal 1999 second quarter) primarily due to sales of DLT7000 to DEC/CPQ. Combined sales of 18-track and 9-track products of $1.5 million in the 1999 second quarter declined by 5.7% from sales of $1.6 million in the fiscal 1998 second quarter. The announcement of end-of-life on one of the 9-track products spurred final purchases. The Company expects that sales of this mature business will continue to decline in future quarters.

A summary of the sales mix by product for the periods presented in the statement of operations follows:


                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                               DECEMBER 31,            DECEMBER 31,
                                           1998         1997         1998         1997
                                          ------       -------      -------    --------
Company products:
    LibraryXpress .................        55.1%        46.9%        51.2%        43.5%
    36-track ......................        25.9         31.9         31.8         27.7
    18-track ......................         0.2          2.5          0.2          3.5
    9-track .......................         6.1          6.4          5.7         10.5
    Spare parts, controllers, other         6.4          7.4          5.4          8.6


Other products:
    DLT distributed product .......         6.3          4.9          5.7          6.2
                                          -----       ------        -----        -----
                                          100.0%       100.0%       100.0%       100.0%
                                          -----       ------        -----        -----
                                          -----       ------        -----        -----


     GROSS PROFIT. The Company's gross profit for the fiscal 1999 second quarter was $7.3 million, an increase of 28.2%, from $5.7 million in the fiscal 1998 second quarter. As a percentage of sales, the fiscal 1999 second quarter gross margin declined to 30.2% from 31.6% in the fiscal 1998 second quarter but was flat with the fiscal 1999 first quarter gross margin. The decline compared to the prior quarter was due to a greater mix of OEM business (48% in fiscal 1999 second quarter versus 34% in fiscal 1998 second quarter). Although the level of OEM business in 1999 second quarter declined from fiscal 1999 first quarter, margins were comparable due to changes in product mix.

     SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $3.0 million or 12.4% of net sales in the fiscal 1999 second quarter compared to $2.2 million or 12.2% of net sales in the fiscal 1998 second quarter. The growth of expenses resulted from increased spending for advertising and promotions and new sales personnel used to promote the new products and to generate demand through our new commercial distribution channel.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $1.2 million or 5.0% of net sales in the fiscal 1999 second quarter compared to $957,000 or 5.3% of net sales in the fiscal 1998 second quarter. The increased expenses in the fiscal 1999 second quarter reflect personnel additions and increased development material costs, offset by a non-recurring engineering reimbursement received from a customer.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $1.2 million or 5.0% of net sales in the fiscal 1999 second quarter compared to $1.5 million or 8.5% of net sales in the fiscal 1998 second quarter. The decrease in expenses in the fiscal 1999 second quarter reflects a number of factors including reduced expenses for computer equipment, reduced recruiting expenses, and a reduction in our provision for bad debts due to an increase in the quality of receivables incident to the larger level of OEM business and other customers who represent relatively lower credit risk.

     OTHER INCOME, NET. In the fiscal 1999 second quarter, the Company generated net other income of $298,000 which consisted of $221,000 of interest income and $77,000 of foreign currency gains, compared to net other income of $258,000 in the fiscal 1998 second quarter which consisted of $220,000 of interest income and $38,000 of foreign currency gains.

     INCOME TAXES. The Company's effective tax rate in the fiscal 1999 second quarter was 39% compared to 38% in the fiscal 1998 second quarter and 38.5% for the full fiscal year 1998.

     NET INCOME. Net income amounted to $1.3 million in the fiscal 1999 second quarter compared to $789,000 in the fiscal 1998 second quarter. Diluted net income per share increased from $.07 in the fiscal 1998 second quarter to $.12 in the fiscal 1999 second quarter and basic net income per share increased from $.07 to $.13 in the same time periods. In addition to the higher level of earnings, the Company also benefited from a reduced number of shares outstanding incident to the stock repurchase of approximately 400,000 shares of its common stock.

FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

     NET SALES. The Company's net sales of $48.6 million in the fiscal 1999 first half grew by $16.5 million or 51.6% over sales of $32.1 million in the comparable period of the prior year. The growth resulted from increased sales in both the LibraryXpress and 36-track products. The Company experienced its largest increase in the LibraryXpress product, sales of which grew from $14.1 million in the fiscal 1998 first half to $24.9 million in fiscal 1999 first half, an increase of 76.6%. Sales of the Company's 36-track product of $15.5 million in the fiscal 1999 first half increased from $8.9 million in the prior year. In total, the OEM business comprised 51.2% of revenues for the fiscal 1999 first half compared to 29.5% of revenues for the fiscal 1998 first half. In addition, sales of standalone DLT product of $2.8 million in the fiscal 1999 first half exceeded comparable sales in fiscal 1998 first half by $781,000 primarily due to sales of DLT7000 to DEC/CPQ. As expected, these gains were offset partially by declines in sales of the Company's mature 18-track and 9-track products, which fell by a combined 36.1% from $4.5 million in the prior period to $2.9 million in the current period. Finally, the fiscal 1999 first half sales of controllers, spare parts, software and other products amounted to $2.7 million, a decrease of 5.0% from the fiscal 1998 first half sales of $2.8 million.

     GROSS PROFIT. The Company's gross profit for the fiscal 1999 first half was $14.7 million, a 42.1% increase from the $10.4 million reported in the fiscal 1998 first half. The gross margin percentage declined from 32.3% in the fiscal 1998 first half to 30.3% in the fiscal 1999 first half primarily due to a greater mix of OEM business.

     SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $5.8 million or 11.9% of net sales in the fiscal 1999 first half compared to $4.3 million or 13.4% of net sales in the fiscal 1998 first half. Growth in sales expenses of $771,000 was due primarily to recruiting expenses and wages of the new sales personnel hired to generate demand through our new commercial distribution channel. The $728,000 increase in marketing expenses resulted from increased advertising and promotion costs for new products, as well as to stimulate product demand through the commercial distribution channel.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $2.6 million or 5.3% of net sales in the fiscal 1999 first half compared to $1.9 million or 5.9% of net sales in the fiscal 1998 first half. The increased expenses resulted from personnel additions and higher development costs related to VR2.

     GENERAL AND ADMINISTRATIVE. General and administrative expense amounted to $2.5 million or 5.2% of net sales in the fiscal 1999 first half compared to $3.1 million or 9.6% of net sales in the fiscal 1998 first half. The decrease in expenses in the fiscal 1999 first half was due primarily to lower computer purchases and reduced legal expenses related to the class-action lawsuit filed against the Company. During fiscal 1998 first half, the Company incurred expenses to upgrade computer equipment in preparation for the implementation of its ERP system in October 1997. In addition, during fiscal 1998 first half, the Company incurred legal expenses related to the class-action lawsuit because the related insurance deductible had not been reached. Current expenses related to the class-action lawsuit are recorded as a receivable awaiting reimbursement by the Company's insurance carrier.

     OTHER INCOME, NET. In the fiscal 1998 first half, net other income of $468,000 consisted almost entirely of interest income. The net other income of $569,000 in the fiscal 1999 first half consisted of $457,000 of interest income and $112,000 of foreign currency gains.

     INCOME TAXES. The Company's provision for state and federal income taxes in the first half of fiscal year 1999 was 39% of income before taxes versus 38% in the first half of fiscal year 1998.

     NET INCOME. Net income amounted to $2.7 million in the fiscal 1999 first half compared to $966,000 in the fiscal 1998 first half. Diluted net income per share increased to $.25 in the fiscal 1999 first half compared to $.09 in the first half of the prior year. Basic net income per share increased from $.09 to $.26 in the same time periods. In addition to the higher level of earnings, the Company also benefited from a reduced number of shares outstanding incident to the stock repurchase of approximately 400,000 shares of its common stock.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal 1999 first half, the Company generated $1.6 million of cash. Cash was generated through an increase of $3.3 million in earnings before depreciation and amortization, a decrease in accounts receivable of $1.6 million caused by strong collections, and a decrease in inventories of $1.4 million. Items which partially offset these amounts included a $1.8 million increase in accounts payable, accrued liabilities, and other, $2.4 million used primarily to repurchase shares of the Company's stock pursuant to its share buyback program, and $496,000 spent on capital equipment during the period. On an aggregate basis, these activities increased the Company's cash reserves to $17.2 million at December 31, 1998 compared to $15.6 million at June 30, 1998. At that date, the Company's working capital amounted to $40.2 million with no outstanding funded debt. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company, its directors and certain of its officers were named as defendants in two putative class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purported to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints alleged that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission on February 21, 1997. The plaintiffs seek rescission of their share purchases or rescissory damages if their shares have been sold, as well as attorneys' fees and other costs and expenses.

On September 16, 1997, the Court entered an order permitting the voluntary dismissal of the first-filed lawsuit without prejudice and the plaintiff in the second lawsuit was appointed as the lead plaintiff in this litigation. That person then resigned as the lead plaintiff, and the shareholder who had filed the first of the two lawsuits petitioned the Court for permission to intervene and serve as the lead plaintiff. The petition was granted on September 29, 1998 and the shareholder has moved the Court to allow the matter to go forward as a class action. That motion is pending.

The defendants have answered the second complaint, have denied the material allegations and have disavowed any wrongdoing. The litigation currently is in the discovery phase, and trial has been scheduled for the summer of 1999. Although the outcome of the lawsuit cannot be determined, management believes it has meritorious defenses and intends to defend against the lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage against suits of this nature, and other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 12, 1998, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders approved five out of the six management proposals with the following vote distribution:

                                                                                                        BROKER
     ITEM                                                 AFFIRMATIVE     NEGATIVE      WITHHELD        NON-VOTE
     ----                                                 -----------     --------      --------        ---------
     1)  Election of Board Members:
           Scott McClendon                                  9,400,462                    465,328
           Martin D. Gray                                   9,400,462                    465,328
           William W. Otterson                              9,395,162                    470,628
           Peter Preuss                                     9,400,462                    465,328
           John A. Shane                                    9,396,162                    469,628

    2)   Readoption of the supermajority vote
         provisions of the Company's Articles of
         Incorporation relating to the "fair price
         provisions" for certain business
         combinations (1)                                   4,794,002      2,509,970        16,446       2,545,372

    3)   Increase the number of shares
         issuable under the Company's
         1995 Stock Option Plan                             6,301,497        785,189       275,105       2,503,999

    4)   Increase the number of shares
         issuable under the Company's
         1997 Executive Stock Option Plan                   5,854,390      1,218,511       288,890       2,503,999

    5)   Increase the number of shares which
         can be sold to employees under the
         Company's 1996 Employee Stock
         Purchase Plan                                      6,676,114        669,213        16,464       2,503,999

    6)   Reappoint PricewaterhouseCoopers
         LLP as independent accountants                     9,763,338         95,000         7,452

____________________________
(1) The supermajority vote provisions of the Company's Articles of Incorporation relating to the "fair price provisions" for certain business combinations were not adopted and renewed because less than two-thirds (2/3) voted in favor. Consequently, the "fair price provisions" now require only a majority vote of the outstanding shares of Common Stock.


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