Form 10-Q
period 1999-03-31
OVERLAND DATA INC
filed 1999-05-12
CIK 889930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 11, 1999 there were 10,114,668 shares of the registrant's common stock, no par value, issued and outstanding.

                               OVERLAND DATA, INC.
                                    FORM 10-Q
                  For the quarterly period ended March 31, 1999

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                         Number
                                                                         ------
PART I   -   FINANCIAL INFORMATION
----------------------------------

Item 1.       Financial Statements:

              Consolidated condensed statement of operations --
                   Three months and nine months ended
                   March 31, 1999 and 1998...................................3

              Consolidated condensed balance sheet --
                   March 31, 1999 and June 30, 1998..........................4

              Consolidated condensed statement of cash flows --
                   Nine months ended March 31, 1999 and 1998.................5

              Notes to consolidated condensed financial statements...........6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................10


PART II   -   OTHER INFORMATION
-------------------------------

Item 1.       Legal Proceedings..............................................18

Item 4.       Submission of Matters to a Vote of Security Holders............19

Item 6.       Exhibits and Reports on Form 8-K...............................19

              Signatures.....................................................20

                               OVERLAND DATA, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   THREE MONTHS ENDED                 NINE MONTHS  ENDED
                                                                         MARCH 31,                         MARCH 31,
                                                                  1999             1998            1999             1998
                                                                -------          -------         --------          -------
Net sales:
       Product sales .......................................... $22,048          $18,659          $70,660          $50,728
       Royalties ..............................................     215                -              215                -
                                                                -------          -------         --------          -------
          Total net sales .....................................  22,263           18,659           70,875           50,728

Cost of goods sold ............................................  15,741           13,190           49,624           34,895
                                                                -------          -------         --------          -------

Gross profit ..................................................   6,522            5,469           21,251           15,833
                                                                -------          -------         --------          -------

Operating expenses:
       Sales and marketing ....................................   2,966            2,241            8,769            6,544
       Research and development ...............................   1,305            1,060            3,892            2,963
       General and administrative .............................   1,282            1,653            3,811            4,721
                                                                -------          -------         --------          -------

          Total operating expenses ............................   5,553            4,954           16,472           14,228
                                                                -------          -------         --------          -------

Income from operations ........................................     969              515            4,779            1,605

Other income:
       Interest, net ..........................................     188              247              645              710
       Other income, net ......................................      56               46              168               51
                                                                -------          -------         --------          -------

Income before income taxes ....................................   1,213              808            5,592            2,366

Provision for income taxes ....................................     477              307            2,193              899
                                                                -------          -------         --------          -------

Net income .................................................... $   736          $   501          $ 3,399          $ 1,467
                                                                -------          -------         --------          -------
                                                                -------          -------         --------          -------

Earnings per share:
       Basic .................................................. $  0.07          $  0.05          $  0.33          $  0.14
                                                                -------          -------         --------          -------
                                                                -------          -------         --------          -------
       Diluted ................................................ $  0.07          $  0.05          $  0.32          $  0.13
                                                                -------          -------         --------          -------
                                                                -------          -------         --------          -------

Number of shares used in computing earnings per share:
       Basic ..................................................  10,100           10,542           10,291           10,512
                                                                -------          -------         --------          -------
                                                                -------          -------         --------          -------
       Diluted ................................................  10,711           10,990           10,547           10,987
                                                                -------          -------         --------          -------
                                                                -------          -------         --------          -------


See accompanying notes to consolidated condensed financial statements.

                               OVERLAND DATA, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                                           MARCH 31,           JUNE 30,
                                                                             1999                1998
                                                                          -----------         ----------
                                                                          (unaudited)
ASSETS:
Current assets:
        Cash and cash equivalents ........................................ $ 16,465           $ 15,550
        Accounts receivable, less allowance for doubtful accounts
               and returns of $961 and $922, respectively ................   15,384             15,683
        Inventories ......................................................   14,475             16,077
        Deferred income taxes ............................................    1,558              1,558
        Other current assets .............................................    1,204                873
                                                                          -----------         ----------

                     Total current assets ................................   49,086             49,741

Property and equipment, net ..............................................    4,051              4,207
Intangible and other assets ..............................................       43                 48
                                                                          -----------         ----------

                                                                           $ 53,180           $ 53,996
                                                                          -----------         ----------
                                                                          -----------         ----------


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
        Accounts payable ................................................. $  5,209           $  6,970
        Accrued liabilities ..............................................    1,226              2,075
        Accrued payroll and employee compensation ........................    1,461              1,198
                                                                          -----------         ----------

                     Total current liabilities ...........................    7,896             10,243

Deferred income taxes and other liabilities ..............................      761                385
                                                                          -----------         ----------

                     Total liabilities ...................................    8,657             10,628
                                                                          -----------         ----------

Shareholders' equity:
        Common stock, no par value, 25,000,000 shares
               authorized; 10,147,668 and 10,549,486 shares
               issued and outstanding, respectively ......................   31,292             33,496
        Accumulated other comprehensive income............................      (22)                18
        Retained earnings ................................................   13,253              9,854
                                                                          -----------         ----------

                     Total shareholders' equity ..........................   44,523             43,368
                                                                          -----------         ----------

                                                                           $ 53,180           $ 53,996
                                                                          -----------         ----------
                                                                          -----------         ----------

See accompanying notes to consolidated condensed financial statements.

                               OVERLAND DATA, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        1999               1998
                                                                                     ---------          ---------
OPERATING ACTIVITIES:
        Net income ................................................................  $  3,399           $  1,467
        Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
              Depreciation and amortization .......................................     1,022              1,102
              Changes in operating assets and liabilities:
                   Accounts receivable  ...........................................       299             (2,161)
                   Inventories ....................................................     1,602             (1,156)
                   Other assets ...................................................      (326)              (292)
                   Accounts payable and accrued liabilities .......................    (2,234)            (1,315)
                   Accrued payroll and employee compensation ......................       263                 40
                                                                                     ---------          ---------

                        Net cash provided by (used in) operating activities .......     4,025             (2,315)

INVESTING ACTIVITIES:
        Capital expenditures ......................................................      (866)            (1,744)
                                                                                     ---------          ---------

                        Net cash used in investing activities .....................      (866)            (1,744)
                                                                                     ---------          ---------

FINANCING ACTIVITIES:
        Proceeds from exercise of stock options ...................................        89                 87
        Stock repurchases .........................................................    (2,631)              (312)
        Net proceeds from issuance of common stock ................................       338                384
                                                                                     ---------          ---------

                        Net cash (used in) provided by financing activities .......    (2,204)               159
                                                                                     ---------          ---------

Effect of exchange rate changes on cash ...........................................       (40)                30
                                                                                     ---------          ---------

Net increase (decrease) in cash and cash equivalents ..............................       915             (3,870)
Cash and cash equivalents at the beginning of the period ..........................    15,550             18,926
                                                                                     ---------          ---------

Cash and cash equivalents at the end of the period ................................  $ 16,465           $ 15,056
                                                                                     ---------          ---------
                                                                                     ---------          ---------

See accompanying notes to consolidated condensed financial statements.

                               OVERLAND DATA, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Overland Data, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Company's third fiscal quarter ends on the Sunday closest to March 31. For ease of presentation, the Company's third fiscal quarter end is deemed to be March 31. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 on file with the Securities and Exchange Commission.

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

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        MARCH 31,                        MARCH 31,
                                                 1999             1998              1999             1998
                                                --------        --------          --------         --------
                                                                       (unaudited)
Net income ...................................  $   736          $   501          $ 3,399          $ 1,467
                                                --------        --------          --------         --------
                                                --------        --------          --------         --------

BASIC EPS:
     Weighted average number of common
      stock shares outstanding ...............   10,100           10,542           10,291           10,512
                                                --------        --------          --------         --------
                                                --------        --------          --------         --------

Basic earnings per share .....................  $  0.07          $  0.05          $  0.33          $  0.14
                                                --------        --------          --------         --------
                                                --------        --------          --------         --------


DILUTED EPS:
     Weighted average number of common
     stock shares outstanding ................   10,100           10,542           10,291           10,512

     Common stock equivalents from the
     issuance of options using the
     treasury stock method ...................      611              448              256              475
                                                --------        --------          --------         --------

                                                 10,711           10,990           10,547           10,987
                                                --------        --------          --------         --------
                                                --------        --------          --------         --------

Diluted earnings per share ...................  $  0.07          $  0.05          $  0.32          $  0.13
                                                --------        --------          --------         --------
                                                --------        --------          --------         --------



NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to the accumulated other comprehensive income account within shareholders' equity.

Comprehensive income for the three months and nine months ended March 31, 1999 and 1998 was as follows (in thousands):

                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     MARCH 31,                           MARCH 31,
                                               1999              1998            1999               1998
                                            ---------         ---------        ---------         ---------
                                                                    (unaudited)
Net Income ................................. $   736           $   501          $ 3,399           $ 1,467
Foreign currency translation effect ........     (43)               23              (40)               30
                                            ---------         ---------        ---------         ---------
Total comprehensive income ................. $   693           $   524          $ 3,359           $ 1,497
                                            ---------         ---------        ---------         ---------
                                            ---------         ---------        ---------         ---------



NOTE 4 -- INVENTORIES

Inventories consist of the following (in thousands):

                         MARCH 31,        JUNE 30,
                           1999             1998
                        -----------      ---------
                        (unaudited)
Raw materials ..........    $ 8,732       $10,195
Work-in-process ........      3,277         3,259
Finished goods .........      2,466         2,623
                        -----------      ---------
                            $14,475       $16,077
                        -----------      ---------
                        -----------      ---------


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

On September 16, 1997, the court entered an order permitting the voluntary dismissal of the first-filed lawsuit without prejudice and the plaintiff in the second lawsuit was appointed as the lead plaintiff in this litigation. That person then resigned as the lead plaintiff, and the shareholder who had filed the first of the two lawsuits petitioned the court for permission to intervene and serve as the lead plaintiff. The petition was granted on September 29, 1998 and on December 17, 1998, the court certified the shareholder class, allowing the litigation to proceed as a class action.

The defendants have answered the second complaint, have denied the material allegations and have disavowed any wrongdoing. Discovery is complete, and the Company has filed a Motion for Summary Judgment, upon which the court is expected to rule in June 1999. A pretrial conference has been scheduled for July 26, 1999, but no trial date has been scheduled. Although the outcome of the lawsuit cannot be determined, management believes that it has meritorious defenses and intends to defend against the lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage against suits of this nature and, other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

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

Advanced technology companies such as Overland Data are subject to numerous risks and uncertainties generally characterized by rapid technological change and other highly competitive factors. The Company's future revenue and operating results depend on gaining further market acceptance for its LibraryXpress line of automated tape libraries and its ability to manufacture sufficient product to satisfy demand. The LibraryXpress products incorporate a line of DLT tape drives supplied by Quantum Corporation, which has been the sole source for DLT tape technology. At certain times in the past, the Company has not obtained an adequate supply of such drives and there can be no assurance that such supply interruptions will not recur. In September 1998, Quantum announced that it had entered into a manufacturing license and marketing agreement with Tandberg Data ASA, through which Tandberg can become an independent second source of DLT tape drives. Tandberg is now developing this capability, which is expected to mitigate Overland Data's dependence on Quantum.

The Company's future revenue and operating results also depend on market demand for its TapeXpress line of 36-track products, which could be adversely affected by newly introduced competitive products and other factors. Although IBM is the Company's primary customer for this product line, IBM is not required to purchase minimum quantities pursuant to the supply arrangement, and IBM's orders can fluctuate from quarter to quarter.

The Company's future success also will depend on its ability to develop, manufacture and market new and enhanced products on a timely and cost effective basis, including products and licensing agreements related to the Company's new Variable Rate Randomizer ("VR(2)") encoding technology. Although the Company has now entered into licensing agreements with both Tandberg Data ASA and Imation Corp., the success of VR(2) depends on the success of the licensee's tape drives which ultimately incorporate VR(2). Success of VR(2) cannot be assured because of the potential difficulty of incorporating it into the electronics of new tape technology platforms, the possible introduction of competing techniques to enhance tape drive performance, and the uncertain market acceptance of VR(2) enhanced tape drives.

The risks and uncertainties noted above, along with others which could materially and adversely affect the Company's business, are set forth more fully in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the Company's unaudited condensed consolidated financial statements.



                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         MARCH 31,                      MARCH 31,
                                                1999             1998             1999             1998
                                               -------          -------          -------          -------
Net sales ..................................... 100.0%           100.0%           100.0%           100.0%
Cost of goods sold ............................  70.7             70.7             70.0             68.8
                                               -------          -------          -------          -------
Gross profit ..................................  29.3             29.3             30.0             31.2
                                               -------          -------          -------          -------

Operating expenses:
        Sales and marketing ...................  13.3             12.0             12.4             12.9
        Research and development ..............   5.9              5.7              5.5              5.8
        General and administrative ............   5.8              8.9              5.4              9.3
                                               -------          -------          -------          -------
           Total operating expenses ...........  25.0             26.6             23.3             28.0
                                               -------          -------          -------          -------

Income from operations ........................   4.3              2.7              6.7              3.2
Other income (expense):
        Interest, net .........................   0.8              1.3              0.9              1.4
        Other income, net .....................   0.2              0.3              0.2              0.1
                                               -------          -------          -------          -------


Income before income taxes ....................   5.3              4.3              7.8              4.7
Provision for income taxes ....................   2.1              1.6              3.1              1.8
                                               -------          -------          -------          -------

Net income ....................................   3.2%             2.7%             4.7%             2.9%
                                               -------          -------          -------          -------
                                               -------          -------          -------          -------


FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     NET SALES. Net sales of $22.3 million in the third quarter of fiscal year 1999 grew by $3.6 million or 19.3% over net sales of $18.7 million in the comparable quarter of the prior fiscal year. Improved sales of LibraryXpress products, distributed DLT tape drives, and spares and accessories more than offset declines in sales of more mature 36, 18, and 9-track products. In addition, for the first time, the Company recorded royalties from its VR(2) tape encoding technology totaling $215,000. Sales of the

LibraryXpress product family benefited from strong OEM sales and grew 40.8% from $10.3 million in the third quarter of fiscal year 1998 to $14.5 million in the third quarter of fiscal year 1999. This included sales of the Company's new LoaderXpress product, which commenced shipment during the third quarter of fiscal year 1998, as well as initial shipments in March 1999 of the new MinilibraryXpress product line. Sales of distributed DLT drives rose 23.0% from approximately $1.0 million in the third quarter of fiscal year 1998 to almost $1.3 million in the third quarter of fiscal year 1999, due primarily to increased sales in the European and Asia Pacific/Latin America channels. Sales of 36-track products declined only slightly from $4.5 million in the third quarter of fiscal year 1998 to $4.4 million in the third quarter of fiscal year 1999. A shift in customer mix caused the percentage of 36-track sales to OEM channel customers to rise from 52.8% to 71.2% in the respective quarterly periods. Combined sales of 18 and 9-track products continued to decline and fell by 67.1% from approximately $1.7 million in the third quarter of fiscal year 1998 to $544,000 in the third quarter of fiscal year 1999 due to the end-of-life of these mature products.

A summary of the sales mix by product for the periods presented in the statement of operations follows:


                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       MARCH 31,                       MARCH 31,
                                                 1999            1998            1999            1998
                                               -------         -------         -------         -------
Company products:
     LibraryXpress ...........................   65.2%           55.4%           55.5%           47.7%
     36-track ................................   19.6            23.9            28.0            26.3
     18-track ................................    0.0             3.6             0.1             3.5
     9-track .................................    2.4             5.3             4.7             8.6
     Spare parts, controllers, other .........    6.1             6.4             5.7             7.9

Other products:
     DLT distributed product .................    5.7             5.4             5.7             6.0

Royalties                                         1.0             0.0             0.3             0.0
                                               -------         -------         -------         -------
                                                100.0%          100.0%          100.0%          100.0%
                                               -------         -------         -------         -------
                                               -------         -------         -------         -------


     GROSS PROFIT. The Company's gross profit for the third quarter of fiscal year 1999 grew 18.2% to $6.5 million from $5.5 million in the third quarter of fiscal year 1998. As a percentage of sales, the gross margin of 29.3% in the third quarter of fiscal year 1999 remained relatively level with the gross margin in the comparable quarter of the prior year. Excluding the VR(2) royalties, which had no associated direct costs, the gross margin for the current quarter was 28.6%. The small margin decline from the prior year was the result of changes in customer and product mixes.

     SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $3.0 million or 13.3% of net sales in the third quarter of fiscal year 1999 compared to

$2.2 million or 12.0% of net sales in the third quarter of fiscal year 1998. The increased expenses in the current quarter reflect additional sales personnel used to generate demand through the Company's commercial distribution channel as well as additional spending for advertising and promotions.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $1.3 million or 5.9% of net sales in the third quarter of fiscal year 1999 compared to $1.1 million or 5.7% of net sales in the third quarter of fiscal year 1998. The increased expenses in the current quarter reflect personnel additions, higher legal fees to establish patents, and additional development material costs.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $1.3 million or 5.8% of net sales in the third quarter of fiscal year 1999 compared to $1.7 million or 8.9% of net sales in the third quarter of fiscal year 1998. The decrease in expenses was the result of reduced legal fees, training and professional development costs, as well as a reduction in the bad debt allowance incident to a higher concentration of receivables due from OEM customers with relatively higher credit quality.

     OTHER INCOME, NET. In the third quarter of the fiscal year 1999, net other income amounted to $244,000, comprised of interest income of $188,000 and foreign currency gains of $56,000. This compared to net other income in the third quarter of fiscal year 1998 of $293,000, comprised of interest income of $247,000 and foreign currency gains of $46,000. Reduced interest income in the current quarter reflects lower cash balances relative to the comparable quarter of the prior year.

     INCOME TAXES. The Company's effective tax rate in the third quarter of fiscal year 1999 was 39% compared to 38% in the third quarter of fiscal year 1998 and 38.5% for the full fiscal year 1998.

     NET INCOME. Net income amounted to $736,000 in the third quarter of fiscal year 1999 compared to $501,000 in the third quarter of fiscal year 1998. Both diluted and basic net income per share increased from $.05 in the third quarter of fiscal year 1998 to $.07 in the third quarter of fiscal year 1999.

FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

     NET SALES. The Company's net sales of $70.9 million in the first nine months of fiscal year 1999 grew by $20.2 million or 39.8% over sales of $50.7 million in the comparable period of the prior fiscal year. The largest increase was reported in sales of LibraryXpress products, which grew 62.1% from $24.3 million in the first nine months of fiscal 1998 to $39.4 million in the first nine months of fiscal year 1999. Sales in the first nine months of fiscal year 1999 included the Company's new LoaderXpress product, which commenced shipment during the third quarter of fiscal year 1998, as well as initial shipments in March 1999 of the new MinilibraryXpress product line. Sales of the Company's 36-track products amounted to $19.8 million in the first nine months of fiscal year 1999, a 48.9% increase from $13.3 million in the first nine months of fiscal 1998. The performance of both of these product lines during the nine month period is attributable to the strength of shipments to the Company's OEM customers, where sales doubled in comparison to the prior year period. Sales of distributed DLT products grew by 33.9% to $4.0 million in the first nine months of fiscal year 1999. Sales of controllers, spare parts, software and other products amounted to $4.0 million and remained relatively unchanged from the prior year period. The sales gains were partially offset by expected declines in sales of the Company's mature 18-track and 9-track products, which fell by a combined 44.3% from $6.1 million in the prior period to $3.4 million in the current period.

     GROSS PROFIT. The Company's gross profit for the first nine months of fiscal year 1999 amounted to $21.3 million, a 34.8% increase from $15.8 million reported in the first nine months of fiscal year 1998. The gross margin percentage, however, declined from 31.2% in the first nine months of fiscal year 1998 to 30.0% in the first nine months of fiscal year 1999. This decline was caused primarily by a substantial increase in the amount of sales generated to lower margin OEM customers which comprised 47.1% of net sales for the first nine months of fiscal year 1999 compared to 32.9% for the first nine months of fiscal year 1998.

     SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $8.8 million or 12.4% of net sales in the first nine months of fiscal year 1999 compared to $6.5 million or 12.9% of net sales in the first nine months of fiscal year 1998. The growth in sales expenses resulted from increased wages related to new sales personnel hired to generate demand through the Company's commercial distribution channel as well as increased recruiting expenses. In the marketing area, the Company also increased spending for advertising and promotions for new products.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $3.9 million or 5.5% of net sales in the first nine months of fiscal year 1999 compared to $3.0 million or 5.8% of net sales in the first nine months of fiscal year 1998. The increased expenses reflect personnel additions, higher development material costs, and higher legal fees to establish patents.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $3.8 million or 5.4% of net sales in the first nine months of fiscal year 1999 compared to $4.7 million or 9.3% of net sales in the first nine months of fiscal year 1998. The decreased expenses in the first nine months of fiscal year 1999 were the result of reduced legal fees, computer equipment costs, training and development costs, recruiting expenses, as well as a reduction in the bad debt allowance due to a higher concentration of receivables due from OEM customers with relatively higher credit quality.

     OTHER INCOME, NET. In the first nine months of fiscal year 1998, net other income amounted to $761,000, comprised of interest income of $710,000 and foreign currency gains of $51,000. This compared to net other income in the first nine months of fiscal year 1999 of $813,000, comprised of interest income of $645,000 and foreign currency gains of $168,000.

     INCOME TAXES. The Company's provision for state and federal income taxes in the first nine months of fiscal year 1999 was 39% of income before taxes versus 38% in the first nine months of fiscal year 1998.

     NET INCOME. Net income amounted to $3.4 million in the first nine months of fiscal year 1999 compared to $1.5 million in the first nine months of fiscal year 1998. Diluted net income per share increased to $.32 in the first nine months of fiscal year 1999 compared to $.13 in the first nine months of the prior year. Basic net income per share increased from $.14 to $.33 in the same time periods. The Company also benefited from a reduced number of shares outstanding incident to the repurchase of approximately 547,000 shares of its common stock.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 1999, the Company generated $915,000 of cash. Cash was generated through $4.4 million in earnings before depreciation and amortization, a decrease in inventories of $1.6 million, and a decrease in accounts receivable of $299,000. These effects were partially offset by a $2.3 million increase in accounts payable, accrued liabilities, and other working capital items; $2.2 million used in financing activities primarily from the repurchase of shares of the Company's common stock pursuant to its share buyback program; and $866,000 spent on capital equipment during the period. These activities, on an aggregate basis, increased the Company's cash reserves to $16.5 million at March 31, 1999 compared to $15.6 million at June 30,1998. The Company's working capital amounted to $41.2 million with no outstanding funded debt. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future.

YEAR 2000 COMPLIANCE

The year 2000 computer issue arises because certain computer systems experience problems handling dates in and beyond the year 1999. Consequently, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The widespread use and dependency on computer technology in all areas of modern commerce may pose significant risks to companies, including Overland, from year 2000 issues. These risks include potential disruptions or failures within products and operations of Overland and its suppliers, customers and service providers. Because a large part of the risk is indirect through suppliers, service providers and customers, the Company cannot accurately predict the impact of the year 2000 issue on the Company, its financial condition and results of operations.

The Company is in the process of addressing year 2000 issues both within and outside of Overland and has made significant progress to date. The Company has completed its analysis of its own internally manufactured products and concluded that none of the products sold by the Company has any date functionality built into it, with the exception of certain products that employ a display-only date/time function. This function, which is year 2000 compliant, allows the operator to set the LCD front panel display date and time from the front panel.

The Company then focused on the year 2000 functionality of its internal computer systems and operating equipment. Overland completed its year 2000 preparations for its primary business systems in October 1997 when the Company replaced its internal enterprise wide computer system, which it believes to be year 2000 compliant. This system replacement included material forecasting, inventory management, manufacturing management, order administration, accounts payable, accounts receivable and financial management. The Company is currently completing a year 2000 assessment of its secondary business systems, both information technology ("IT") and non-IT systems. This assessment is approximately 75% complete and the Company expects to complete the assessment by June 30, 1999. No significant issues have been revealed in this assessment to date. Any year 2000 issues are remedied as they are revealed. The Company expects to complete all remediation efforts by August 27, 1999 and testing and certification by October 1, 1999.

The Company's final year 2000 focus is on external elements. As indicated above, the Company's risk assessment includes understanding the year 2000 readiness of its suppliers. The Company's risk assessment process associated with suppliers includes soliciting and analyzing responses to questionnaires distributed to these suppliers, as well as web-site and SEC filing research, telephone surveys, and onsite interviews with certain critical suppliers. The Company has completed interviews with more than 90% of its critical suppliers and expects to complete the process by May 28, 1999. All of the critical suppliers surveyed to date have year 2000 plans in place. The

Company has placed 26% of its critical suppliers on a follow-up program to ensure that they complete scheduled activities in a timely manner. None of the follow-up items appear to present major year 2000 issues at this time. The Company expects to have all vendors certified by August 27, 1999.

The year 2000 readiness of the Company's key supplier, Quantum Corporation, is of particular importance. Quantum has implemented a year 2000 compliance program using a resolution approach based on the U.S. General Accounting Office Year 2000 Assessment Guide. Quantum's program included the evaluation of all of its products and internal systems and a review of the readiness of its suppliers and service providers. On February 9, 1999, Quantum indicated in its Form 10-Q filing with the SEC that it expected to be year 2000 compliant and certified by March 31, 1999.

The Company also is working closely with key customers to evaluate their readiness for year 2000 and will perform site visits if deemed necessary. The ability of customers to deal with year 2000 issues may affect their operations and their ability to order and pay for products. Based on the level of risk assessed, the Company may develop contingency plans to address possible changes in customer order patterns. The Company does not know how customer spending patterns may be impacted by year 2000 programs. As customers focus on preparing their business for the year 2000 in the near term, capital budgets may be spent on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. The Company does not know the resulting impact on its revenues at this time.

Overland believes that its most reasonably likely worst case scenario would be attributed to third party factors, rather than its internal systems and applications. Because the Company relies heavily on third parties to manufacture and transport products and services, a failure of third party systems could disrupt service, which could delay shipments of Overland's products.

Although not directly related to the year 2000 issue, the cost of installing and implementing the Company's new ERP system in October 1997 was approximately $1.5 million. The Company has had a policy since 1995 of purchasing year 2000 compliant products where possible. To date, the Company has incurred less than $100,000 of other costs to address the year 2000 issue. Based on assessment and remediation projects underway, the Company expects that the total cost of addressing the year 2000 issue will not exceed $200,000 amounting to less than 10% of the Company's IT budget. No significant system projects have been deferred due to the year 2000 program.

Based on assessment and remediation completed to date, the Company does not expect any significant disruption to its operations or operating results as a result of year 2000 issues. The Company is taking all steps that it believes are appropriate to identify and resolve any year 2000 issues; however, it is uncertain to what extent the Company may be affected by such matters. Because of the complexity and inherent uncertainty of the year 2000 issue, there can be no assurance that the Company will be able to assess, identify and correct year 2000 issues in a timely or successful manner. In addition, there can be no assurance that the failure to ensure year 2000 capability by suppliers, service providers, customers, or other third parties would not have a material adverse affect on the Company's business, financial condition and results of operations.

The foregoing statements regarding the Company's year 2000 plans and the Company's expectations for resolving these issues and the costs associated therewith are forward-looking statements and actual results could vary. The Company's success in addressing year 2000 issues could be impacted by the severity of the problems to be resolved within the Company, by year 2000 issues affecting its suppliers and service providers, and by the costs to address these issues.

PART II  --  OTHER INFORMATION

ITEM 1.  --  LEGAL PROCEEDINGS

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

On September 16, 1997, the court entered an order permitting the voluntary dismissal of the first-filed lawsuit without prejudice and the plaintiff in the second lawsuit was appointed as the lead plaintiff in this litigation. That person then resigned as the lead plaintiff, and the shareholder who had filed the first of the two lawsuits petitioned the court for permission to intervene and serve as the lead plaintiff. The petition was granted on September 29, 1998 and on December 17, 1998, the court certified the shareholder class, allowing the litigation to proceed as a class action.

The defendants have answered the second complaint, have denied the material allegations and have disavowed any wrongdoing. Discovery is complete, and the Company has filed a Motion for Summary Judgment, upon which the court is expected to rule in June 1999. A pretrial conference has been scheduled for July 26, 1999, but no trial date has been scheduled. Although the outcome of the lawsuit cannot be determined, management believes that it has meritorious defenses and intends to defend against the lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage against suits of this nature and, other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

ITEM 4.  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of fiscal year 1999.

ITEM 6.  --  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.0     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OVERLAND DATA, INC.

Date:  May 12, 1999                    By:  /s/  Vernon A. LoForti
                                           -----------------------
                                                Vernon A. LoForti
                                                Vice President and
                                                Chief Financial Officer