Form 10-K
period 1999-06-30
OVERLAND DATA INC
filed 1999-09-27
CIK 889930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
  (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED: JUNE 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number: 0-22071

                               OVERLAND DATA, INC.
             (Exact name of registrant as specified in its charter)

                 California                            95-3535285
        (State or other jurisdiction        (IRS Employer Identification No.)
             of incorporation)

                8975 Balboa Avenue, San Diego, California 92123-1599
            (Address of principal executive offices, including zip code)

                                 (858) 571-5555
              (Registrant's telephone number, including area code)
                           ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 15, 1999 was $30,774,000 based on the closing price reported on such date by the Nasdaq National Market System. Shares of Common Stock held by officers and directors and by persons who hold 5% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of June 30, 1999, the number of outstanding shares of the registrant's Common Stock was 10,090,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with registrant's Annual Meeting of Shareholders to be held November 8, 1999 (the "Proxy Statement") are incorporated herein by reference into Part III of this Report.

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

ITEM 1.  BUSINESS

         Overland Data, Inc. (herein "Overland Data", "Overland" or the "Company") designs, develops, manufactures, markets and supports magnetic tape data storage automation solutions. Businesses use these solutions for backup, archival and data interchange functions in high-availability network computing environments, including PC/LAN (Microsoft Windows NT and Novell NetWare) and UNIX client/server networks and mini-computers.

         Overland's products address the data storage needs of businesses from small and home offices to large enterprises that have become increasingly dependent upon their stored digital computer data. The management and protection of that data has moved from a peripheral concern to the central issue in computing, due to several factors, including:

       - The shift from large mainframe computers to network server computing.

       - The exponential growth in digital content made possible by new technologies that make it easy and cost-effective to transform, move, access and store mass amounts of digital content including graphics, video and audio.

       - The dramatic growth of the Internet and electronic commerce, which has dramatically increased stored digital content.

Overland's storage system solutions are designed to reliably and efficiently capture, protect, manage, back up and archive stored digital content, so that it is recoverable after a disaster and is available 24 hours a day, seven days a week.

         The Company's primary products are automated tape libraries, minilibraries and loaders, which combine electro-mechanical robotics, electronic hardware and firmware developed by the Company with an emphasis on efficiency of design, functionality and reliability. Overland also distributes products manufactured by other original equipment manufacturers ("OEMs") and markets various other products including storage management software supplied by third parties, spare parts and tape media. The Company also licenses a proprietary tape encoding technology that it developed and patented under the name Variable Rate Randomizer or "VR2"TM.

PRODUCTS

         The Company is one of the leading suppliers of automated tape storage solutions based on Digital Linear Tape, or DLTtape, a half-inch tape technology that is the industry standard for data back-up in the mid-range network server market. Overland integrates DLTtape drives supplied by Quantum Corporation into its LibraryXpress family of products. The Company also manufacturers a line of IBM compatible 36-track products called TapeXpress that serves the large installed base of AS400 and RS6000 minicomputers. Previously, the Company also sold a line of 9-track reel tape drives called TapePro used for data interchange on personal computers. The Company announced end-of-life on all of its 9-track products in the fourth quarter of fiscal year 1999. In the future, the Company intends to develop products based on other tape technologies.

  - LibraryXpress - The DLT-based LibraryXpress family of products is designed to satisfy the needs of customers of all sizes from the entry level to the enterprise. Overland currently offers the following products with DLT4000 or DLT7000 tape drives:

       - The LoaderXpress - a single-drive DLTtape loader which offers a 5 or 10-cartridge magazine.

       - The MinilibraryXpress - a one or two drive library with a 15-cartridge magazine.

       - The Scalable LibraryXpress - a library system that consists of three modules which can be rack-mounted and configured to meet customer's individual needs. The LXB base module is a one or two drive library with a 10-cartridge magazine. The LXG global control module provides an additional 16-cartridge magazine and controls the entire library system from a single point. The LXC capacity module consists of a 16-cartridge magazine and no drives. Users can rack mount up to eight LXB or LXC capacity modules with the LXG. The resulting ability to pass cartridges from module to module as one integrated unit provides true scalability and allows end-users to expand their storage capacity to meet their growing business needs while protecting their original LXB investment.

      - The EnterpriseXpress - two separate expandable library systems for larger customers based upon the LibraryXpress modules. The 4-module system can accommodate two to six DLT drives and 26 to 58 cartridges. The 7-module system can accommodate four to ten drives and 52 to 100 cartridges.

- TapeXpress - The TapeXpress product line of 36-track drives and loaders is based on IBM's 3480/3490/3490E technologies. The Company's single-drive, single-cartridge T490E and its one drive, 10-cartridge L490E MiniLibrary are compatible with the 36-track IBM 3490E format. These products are used extensively on AS400 and RS6000 minicomputers, and were the first products in the marketplace that could read and write in both 18 and 36-track formats. Overland's products connect easily to numerous hardware platforms and are supported by many popular backup and hierarchical storage management ("HSM") software packages. During fiscal year 1997, IBM selected the Company to be its supplier of 36-track products. During fiscal year 1998, the Company announced end-of-life on all of its 18-track products and its L60E 36-track data vault.

- Variable Rate Randomizer - In December 1997, the Company introduced its VR2 encoding technology; an implementation based on Partial Response Maximum Likelihood. This technology, which can be embedded in an Applications Specific Integrated Circuit ("ASIC") chip, is capable of doubling the native capacity and native data transfer rate performance of existing linear tape technologies without requiring any changes in tape path design, recording heads, and/or media. This performance is accomplished by achieving encoding efficiency of greater than 99%. In April 1998, the Company licensed VR2 to Tandberg Data ASA for use in its Scalable Linear Recording ("SLR") tape drives. In March 1999, the Company licensed VR2 to Imation Corporation for use in Travan NS tape drives. The Company plans to license VR2 to other customers.

         The Company's drives, loaders and libraries are installed on specific computer platforms with the appropriate backup, data interchange or storage management software. Overland actively works with a number of backup and storage management software companies to confirm that its products are properly supported. Currently, more than 80 different software packages support the Company's products. For example, on the Novell NetWare and Microsoft Windows NT platforms, the software packages include products from Cheyenne Software, Seagate Software, Inc. (Arcada and Palindrome), Legato Systems Incorporated ("Legato Systems"), and STAC Inc. On UNIX platforms, the software packages include products from Legato Systems, IBM, Cheyenne Software and Peripheral Device Corporation.

SALES AND MARKETING

         The Company sells its products primarily through three channels: (i) OEMs; (ii) commercial distributors; and (iii) volume, consisting of systems integrators, technical distributors and value added resellers ("VARs"). Overland's products are sold both domestically and internationally. Regardless of the channel through which they are sold, all of Overland's products are designed and manufactured to meet OEM level requirements and reliability standards. Because the OEM qualification process can take 6 to 18 months to complete, the Company's initial sales of new products are often made to non-OEM customers that typically evaluate, integrate and adopt new technologies and products more quickly. After qualification and acceptance, OEM sales generally represent an increasing proportion of a product's unit sales and are important to the Company in terms of validating its products in the marketplace and achieving desirable production volume.

- OEM CHANNEL - The Company currently has supply agreements with Compaq Computer Corporation, IBM, Siemens Nixdorf Informationssysteme AG, Groupe Bull S.A., Intergraph Corporation, NCR Corporation and Symbios Logic, Inc., all of which incorporate Overland's products into their system offerings. Prior to its acquisition by Compaq, Digital Equipment Corporation ("DEC") had been an OEM customer of the Company since 1993. Initially, DEC purchased Overland's 9-track products. Then, in July 1997, DEC added the Company's 36-track products to its offerings and, in September 1997, added the LibraryXpress. In June 1999, Compaq selected Overland as an OEM supplier for DLT automated storage products, supporting the leading Compaq ProLiant server line. Overland often works with its OEM customers early in a new product development cycle to design its products to meet their specifications. The OEM sales cycle is often lengthy and typically consists of a general technology evaluation, qualification of product specifications, verification of product performance against these specifications, integration testing of the product within the customers' systems, product announcement and volume shipment. As is typical in the industry, the Company's OEM contracts provide for annual price reviews and the customers are not required to purchase minimum quantities. Compaq (including DEC) has been the Company's largest customer, accounting for approximately 25%, 25% and 14% of sales in fiscal years 1999, 1998 and 1997, respectively. Shipments to IBM, who became a customer during fiscal year 1997, accounted for

     20%, 15% and 10% of sales in fiscal years 1999, 1998 and 1997, respectively. No other customer accounted for more than 10% of sales in any year during the three-year period. The Company supports this channel through a field sales office and other field representatives.

- COMMERCIAL DISTRIBUTION CHANNEL - In April 1998, the Company entered the commercial distribution channel when it signed distribution agreements with Bell Microproducts and Tech Data Corp. In July 1999, the Company signed a distribution agreement with Ingram Micro, Inc. These distributors sell the Company's DLT LibraryXpress products to resellers nationwide. Tech Data is the preferred master distributor for Overland in Latin America. The agreements include provisions for stock rotation and price protection, common terms in the commercial distribution area. To reduce exposure for returned product or price adjustments, the Company does not record revenue in this channel until the distributor sells the related inventory.

- VOLUME CHANNEL - The Company's volume channel includes systems integrators, technical distributors and VARs, each of which sells to both resellers and end-users. Some of the Company's volume channel customers specialize in the insurance, banking, financial, geophysical or medical industries, and offer a variety of value-added services relating to the Company's products. Overland's products frequently are packaged by these customers as part of a complete data processing system or combined with other storage devices, such as redundant array of independent disks (RAID) systems, to deliver a complete storage subsystem. These customers also recommend the Company's products as replacement solutions when backup systems are upgraded, and bundle its products with storage management software specific to the end-user's system. The Company supports this channel through a field sales office and other field representatives.

- INTERNATIONAL BUSINESS - The Company has a wholly owned subsidiary located in Wokingham, England, which provides sales, technical support, repair and manufacturing integration for the European marketplace, and a sales office in Paris, France. The Company assigns to its international distributors the right to sell Overland's products in a country or group of countries. These distributors then sell the Company's products to systems integrators, VARs and end-users. In addition, many domestic customers ship a portion of the Company's products to their overseas customers. Sales personnel are located in various cities throughout Europe, while sales personnel located in the Company's corporate offices serve the Pacific Rim, South America, Australia, New Zealand and Mexico. Export sales by the Company, principally in Europe, for fiscal years 1999, 1998 and 1997 were approximately $25.8 million, $20.2 million and $14.4 million, respectively.

         Overland supports its sales efforts with various marketing programs designed to build its brand name and attract new customers. Its channel partners are provided with a full range of marketing materials, including product specification literature, software connectivity information and application notes. The Company's management and engineering personnel provide support to the channel partners and, in certain instances, visit potential customer sites to explain and demonstrate the technical advantages of the Company's products. In addition, the Company holds two conferences each year to inform its channel partners of new product developments and programs and to discuss emerging trends in their markets. The Company also maintains press relations both domestically and in Europe, advertises in computer systems publications targeted to its channels and offers market development funds to all of its channel partners except for OEM customers. Overland participates in national and regional trade shows both domestically and internationally, including displaying its products at the CeBIT show in Europe and domestically at COMDEX, NetWorld/InterOp and AIIM. The Company also maintains a World Wide Web site (http://www.overlanddata.com) that features marketing information, product specifications, news releases and application, service and technical support notes and investor relations information.

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

         The Company's standard warranty is a three-year (two years for non-LibraryXpress products) return-to-factory policy that covers both parts and labor. For products that it distributes and for drives and tapes used in its products that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company also offers two year on-site service for many of its scalable LibraryXpress products, including 24-hour service, seven days a week, for which it contracts with third-party service providers. The Company offers the XchangeNOW program on its minilibraries and loaders, enabling customers to receive a replacement unit free of charge within one to two business days after placing a service request. Overland offers this warranty service during the 3-year return-to-factory warranty period.

         In addition, the Company has instituted the Guaranteed Up Time Service (GUTS(TM)) program for its LibraryXpress products. The guarantee has two features: (1) the end-user customer receives an additional year of return to factory warranty if the customer experiences more than 1% down-time during any one year period, and (2) a guarantee that all data written to tape using a covered Overland product will be recoverable or the customer can return the product for a full refund.

RESEARCH AND DEVELOPMENT

         The Company currently employs 41 people in its research and development ("R&D") department, including 26 engineers who have extensive experience in the tape industry. Many of these engineers are former employees of tape drive companies such as Cipher Data Products, Archive Corporation and Conner Peripherals, Inc. They have developed significant expertise in electrical, mechanical and firmware design. Martin D. Gray, the Company's co-founder and Chief Technical Officer, formerly served as Manager of R&D at Cipher, has over 25 years of experience in the tape industry, is the inventor of numerous tape patents and leads the Company's R&D efforts to develop new technologies.

         The Company's R&D department is capable of developing both tape drives and robotic mechanisms, including the development of various aspects of data channels, data compression, intelligent interfaces and firmware (embedded systems software). This department also has the ability to develop and test a tape path, the core of any tape technology. Overland believes that these capabilities distinguish it from its competitors by providing it with a better understanding of tape technologies in general and enabling it to provide higher value-added content by designing reliable products that better utilize the advantages of specific technologies.

         Current R&D efforts focus on various ways of implementing the Company's new VR2 tape encoding technology. Other projects include the development of automated tape libraries using other tape technologies, and new software and hardware solutions to enhance the value of the Company's current products. The Company's R&D expenditures amounted to $5.4 million, $4.1 million and $4.1 million in fiscal years 1999, 1998 and 1997, respectively, representing 5.8%, 5.5% and 7.0% of net sales, respectively. The Company intends to spend between 5% and 6% of sales on R&D on a sustained basis. Despite its R&D focus, the Company may not identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis and any new products may not gain market acceptance.

MANUFACTURING

         The Company has a fully integrated factory in San Diego, California with separate production lines for its LibraryXpress and TapeXpress products. Major OEM customers have certified all of its production lines and manufacturing processes. Overland performs product assembly, integration and testing, while leaving component and piece-part manufacturing to its supplier partners. The Company works closely with a group of regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet the Company's specifications and present and future volume requirements. The Company specifically designs a number of its parts and components that are not available off the shelf for integration into its products. The Company maintains a minimum number of suppliers and utilizes their specific capabilities across several product lines. Management of this supply chain is critical, because the average material content of the Company's products represents approximately 82% of cost of goods sold.

         In general, products are built to an intermediate stage or standard module and are customized at the end of the manufacturing process to meet specific customer needs or variations in product profiles. The Company believes that this capability represents an effective way for the Company to minimize its inventory levels while maintaining the ability to fill specific customer orders in short lead times. The Company closely coordinates inventory planning and management with suppliers and customers to match its production to market demand. Product orders from its non-OEM channel customers are confirmed and, in most cases, shipped to the customer within two weeks. Although it receives rolling 90-day forecasts from its major OEM customers and monitors inventory levels at those customers on a weekly basis, the Company's largest OEM customer, Compaq, has implemented a just-in-time program. As part of this program, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by Compaq to fulfill customer orders, at which time the Overland sale is recorded. As a result, backlog is not a significant factor to Overland's business.

         In its current facility, the Company believes that it has the capacity to support unit output several times greater than its current run rate. The Company currently uses a single shift that is capable of greater production levels, and could expand further by adding multiple shifts or moving to a full-time factory. Staffing levels are carefully controlled and adjusted to meet the requirements at any specific time.

PROPRIETARY RIGHTS

         The Company believes that, because of the rapid pace of technological change in the tape storage industry, patent, copyright, trademark and trade secret protection are less significant than factors such as the knowledge, ability and experience of the Company's personnel, new product introductions and product enhancements. Despite these factors, the Company still relies on a combination of patent, copyright, trademark and trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. These rights, however, may not prevent competitors from developing substantially equivalent or superior products to those of the Company. In addition, there can be no assurance that any patents held by, or that may be issued to, the Company will not be challenged, invalidated or circumvented, or that any rights granted would provide proprietary protection to the Company.

         The Company entered into a five-year cross-license agreement with IBM, effective January 1, 1996. Pursuant to the terms of the agreement, the Company may use any of the patents owned by IBM within certain designated areas of technology, and IBM may use any of the patents of the Company that were in existence at the effective date of the agreement or which are issued during the term of the agreement. In consideration for this agreement, the Company is required to pay royalty fees to IBM in an amount equal to 2.7% of worldwide revenues generated from the Company's 18 and 36-track product sales, exclusive of those sold to IBM.

EMPLOYEES

         The Company had 242 employees as of June 30, 1999, including 62 in sales and marketing, 41 in research and development, 102 in manufacturing and operations and 37 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the Company's employees and management believes that its relationship with its employees is good.

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

RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON NEW PRODUCT DEVELOPMENT

         The market for the Company's products is generally characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely innovation. The future success of the Company will depend on its ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, the Company's future success is dependent on its LibraryXpress product line. Some products in this line are relatively new and have not yet achieved widespread market acceptance. LibraryXpress is facing increasing competition from automated tape library products, and likely will face competition from other storage devices that may be developed in the future. Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance that the Company will be able to meet its product development schedules, including those for products based on its new VR2 tape coding technique, or that development costs will be within budgeted amounts. If the products or product enhancements that the Company develops are not deliverable due to developmental problems, quality issues or component shortage problems, or if such products or product enhancements do not achieve market acceptance or are unreliable, the Company's business, financial condition and results of operations may be materially and adversely affected. The introduction (whether by the Company or its competitors) of new products embodying new technology such as new sequential or random access mass storage devices and the emergence of new industry standards could render existing products obsolete or not marketable.

COMPETITION AND PRICE PRESSURE

         The worldwide tape storage market is intensely competitive as a large number of manufacturers of alternative tape technologies and library systems compete for a limited number of customers. In addition, barriers to entry are relatively low in the market for library systems. The Company currently participates in two market areas: network data storage and data backup and interchange based on IBM compatible 3480/3490 technology. In both of these areas, many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than the Company. For network data storage, the LibraryXpress products currently compete with products made by Advanced Digital Information Corporation, the DLT & Storage Systems group of Quantum, Breece Hill Technologies, Inc., Hewlett-Packard Company, and Storage Technology Corporation ("Storage Technology"). The Company believes that additional competitors will enter this market. For the data backup and interchange market, which is based on IBM compatible 3480/3490 technology, the Company offers a line of 36-track products, which the Company believes compete primarily with products made by Fujitsu Computer Products of America, Inc., Hitachi Data Systems Corporation, Plasmon Laser Magnetic Storage (LMS), a division of Plasmon, Plc., and Storage Technology. The markets for the Company's products are characterized by significant price competition, and the Company anticipates that its products will face increasing price pressure. This pressure could result in significant price erosion, reduced profit margins and loss of market share, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON CERTAIN SUPPLIERS

         The Company's products have a large number of components and subassemblies produced by outside suppliers. Accordingly, Overland is highly dependent on these suppliers for components and subassemblies, including DLTtape drives, read-write heads, printed circuit boards and integrated circuits, which are essential to the manufacture of the Company's products. In addition, for certain of these items, the Company qualifies only a single source, which can magnify the risk of shortages and decrease the Company's ability to negotiate with its suppliers on the basis of price. If such shortages occur, or if the Company experiences quality problems with suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company's business, financial condition and results of operations. Specifically, the Company's LibraryXpress automated tape libraries incorporate DLTtape drives manufactured by Quantum, which is also a competitor of the Company because Quantum markets its own tape drives and tape loader products. Although Quantum in September
1998 licensed Tandberg Data to become a second source manufacturer of DLTtape drives, Tandberg has not yet begun full production line manufacturing and there are no other alternative sources for DLTtape drives. The Company does not have a long-term contract with Quantum, which could cease supplying
DLTtape drives directly to the Company. From time to time in the past, the Company has not been able to obtain as many drives as it has needed from Quantum due to drive shortages or quality issues. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations. During fiscal year 1997 and in the first quarter of fiscal year 1998, the Company experienced problems with the supply of DLT7000 drives and such problems adversely affected the Company's sales and earnings. No assurance can be given that such problems will not re-occur, or that the Company will not experience similar or more serious disruptions in supply in the future with current versions of DLT drives, the new DLT8000 drive or any future DLT drive version.

FLUCTUATION IN RESULTS

         The Company's results can fluctuate substantially from time to time for various reasons. All of the markets served by the Company are volatile and subject to market shifts, which may or may not be discernible in advance by the Company. A slowdown in the demand for workstations, mid-range computer systems and networks could have a significant adverse effect on the demand for the Company's products in any given period. The Company has experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. The Company's customers may cancel or delay purchase orders for a variety of reasons, including the rescheduling of new product introductions, changes in their inventory practices or forecasted demand, general economic conditions affecting the computer market, focus on year 2000 issues, changes in pricing by the Company and its competitors, new product announcements by the Company or others, quality or reliability problems related to the Company's products or selection of competitive products as alternate sources of supply.

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

         Portions of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. The Company's gross profit has fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as:
           - The level of utilization of the Company's production capacity
           - Changes in product mix
           - Average selling prices
           - Manufacturing yields
           - Increases in production and engineering costs associated with initial production of new programs
           - Changes in the cost of or limitations on availability of materials
           - Labor shortages
Generally, new products have higher gross margins than more mature products. Therefore, the Company's ability to introduce new products in a timely fashion is an important factor to its profitability. Based upon all of the foregoing, the Company believes that period-to-period comparisons of its revenues and operating results will continue to fluctuate and are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, in some future quarter, the Company's revenues and operating results could be below the expectations of public market analysts or investors, which could result in a material adverse effect on the price of the Common Stock.

INTERNATIONAL OPERATIONS

         Direct international sales accounted for 28%, 27% and 24% of sales in fiscal years 1999, 1998 and 1997, respectively, and the Company expects that international sales will continue to grow and represent an even greater proportion of the Company's revenues in the future. Sales to customers outside the U.S. are subject to various risks, including:
            - The imposition of governmental controls mandating compliance with various foreign and U.S. export laws
            - Political and economic instability
            - Trade restrictions
            - Changes in tariffs and taxes
            - Longer payment cycles (typically associated with international sales)
            - Greater difficulty of administering business overseas

         Furthermore, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future, even though the Company endeavors to meet standards established by foreign regulatory bodies. The inability of the Company to design products that comply with foreign standards could have a material adverse effect on the Company's business, financial condition and results of operations. Currently, 100% of the Company's international sales are denominated in U.S. Dollars and fluctuations in the value of foreign currencies relative to the U.S. Dollar could, therefore, make the Company's products less price competitive. Additionally, the expenses of the Company's international subsidiaries are denominated in their local currencies. The Company currently does not engage in foreign currency hedging transactions, and is therefore exposed to some level of currency risk.

CONVERSION TO SINGLE EUROPEAN CURRENCY

         On January 1, 1999, eleven European countries adopted a single currency, commonly known as the Euro. The Company will need to ensure that its financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Euro. Overland is still assessing the impact that the use of the Euro will have on its internal systems. The Company does not presently expect the use of the Euro will materially affect the Company's business. However, the Company's business could be adversely affected if the Company encounters unexpected difficulties.

DEPENDENCE ON KEY EMPLOYEES

         The Company's future success depends in large part on its ability to retain its key executives and other key personnel, many of who have been instrumental in developing new technologies and setting strategic plans. The Company does not have any employment contracts with any of its employees. The Company's growth also will depend in large part on its continuing ability to hire, motivate and retain highly qualified management, technical, sales and marketing team members. Competition for such personnel is intense and there can be no assurance that the Company will retain its existing personnel or attract additional qualified personnel in the future.

TECHNOLOGY AND INTELLECTUAL PROPERTY

         The Company's ability to compete effectively depends in part on its ability to develop and maintain proprietary aspects of its technology. There can be no assurance that any future patents will be granted or that any patents will be valid or provide meaningful protection for the Company's product innovations. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as U.S. laws. Furthermore, competitors may independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. The Company also relies on a combination of copyright, trademark, trade secret and other intellectual property laws to protect its proprietary rights. These rights, however, may not prevent competitors from developing substantially equivalent or superior products to those of the Company's. With the exception of a lawsuit, which management believes is not material, related to Overland's use of its "GUTS" and "Guaranteed Up Time Service" trademarks, the Company is not engaged in any intellectual property litigation or proceedings. There can be no assurance that the Company will not become involved in other such litigation in the future or that its products or other trademarks do not infringe any intellectual property or other proprietary right of any third party. An adverse outcome in litigation or similar proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease marketing or using certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH POSSIBLE MERGERS AND ACQUISITIONS

         In the future, the Company may pursue mergers and acquisitions of complementary businesses, products or technologies as it seeks to expand and increase the value-added component of its product offerings. Mergers and acquisitions involve numerous risks, including difficulties in the assimilation of the operations and personnel of the acquired business, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no direct prior experience, and the potential loss of key employees of the acquired business. In addition, future mergers and acquisitions by the Company may result in dilutive issuances of equity securities and the incurrence of additional debt and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company's business, financial condition and results of operations.

WARRANTY EXPOSURE

         The Company generally provides three-year (two years for non-LibraryXpress products), return-to-factory warranty on its products. For certain products, it provides or offers for sale a two-year on-site warranty, which is supplied by a third party service provider. The Company pays the negotiated price of the contract to the service provider in advance and the service provider is then responsible for the costs of providing warranty service during the term of the contract. For products which the Company distributes and for tape drives used in the Company's products but manufactured by a third party, the Company passes on to the customer the related manufacturer's warranty. Although the Company has established reserves for the estimated liability associated with product warranties, there can be no assurance that such reserves will be adequate or that the Company will not incur substantial warranty expenses in the future with respect to new or established products.

LIMITED TRADING HISTORY; POSSIBLE VOLATILITY OF STOCK PRICE

         The market price of the Common Stock has experienced fluctuations since it commenced trading in February 1997. There can be no assurance that the market price of the Common Stock will not fluctuate significantly in the future. Many factors could cause the market price of the Common Stock to fluctuate substantially, including; announcements concerning the Company or its competitors, quarterly variations in operating results, the introduction of new technology or products, changes in product pricing policies by the Company or its competitors, changes in earnings estimates by analysts and changes in accounting policies. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

YEAR 2000

         The Company believes that purchasing patterns of its customers and potential customers may be affected by year 2000 compliance issues as organizations expend significant resources to correct their current software systems for year 2000 compliance. These expenditures may result in reduced funding available to these entities for other information technology purchases, such as those products and services offered by the Company. Furthermore, customers and potential customers may defer information technology purchases generally until early in the next millennium to avoid year 2000 compliance problems. Any such deferral of purchases by the Company's customers or potential customers could have a material adverse effect on the Company's business, operating results and financial condition. See additional year 2000 risk factors in "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company--Year 2000."


ITEM 2.  PROPERTIES

         The Company leases all facilities used in its business. Its headquarters are located in San Diego, California in a 3-building light industrial complex comprising approximately 121,000 square feet. The lease expires in August 2002. The San Diego facility houses all of the Company's research and development and administrative functions as well as a major portion of manufacturing, sales, sales administration, marketing and customer support. The Company also leases a small facility located in Wokingham, England, which houses some light manufacturing, sales, sales administration and customer support for the European marketplace, and a small sales office located in Paris, France to service Southern European customers. Two other small facilities are leased in Longmont, Colorado and in Nashua, New Hampshire for the development of R&D prototypes and an OEM sales office, respectively. The Company believes that its facilities are suitable for their uses and are adequate for the Company's current and identified future needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company, its directors and certain of its officers were named as defendants in two class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purported to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints alleged that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its Registration Statement on Form S-1, which the Securities and Exchange Commission declared effective on February 21, 1997. The plaintiffs seek rescission of their share purchases or rescissory damages if their shares have been sold, as well as attorneys' fees and other costs and expenses.

         On September 16, 1997, the court entered an order permitting the voluntary dismissal of the first filed lawsuit without prejudice and appointed the plaintiff in the second lawsuit as the lead plaintiff in this litigation. That person then resigned as the lead plaintiff, and the shareholder who had filed the first of the two lawsuits petitioned the court for permission to intervene and serve as the lead plaintiff. The petition was granted on September 29, 1998 and, on December 17, 1998, the court certified the shareholder class, allowing the litigation to proceed as a class action.

         The defendants have answered the second complaint, have denied the material allegations and have disavowed any wrongdoing. Discovery is complete, and the Company filed a Motion for Summary Judgment, which the court denied on August 2, 1999. A pretrial conference has been scheduled for November 1, 1999, but no trial date has been scheduled. Although the outcome of the lawsuit cannot be determined, management believes that it has meritorious defenses and intends to defend against the lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage against suits of this nature and, other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

         In July 1998, a lawsuit was filed in the U.S. District Court for the District of Massachusetts alleging infringement by Overland related to its use of the "GUTS" and "Guaranteed Up Time Service" trademarks. The lawsuit is currently in the course of discovery. Management believes that the disposition of this matter will not have a materially adverse effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "OVRL" on February 21, 1997, the effective date of its initial public offering. As of September 15, 1999, there were approximately 112 shareholders of record. The Company has not paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The high and low closing prices of Overland Data Common Stock from February 21, 1997 through June 30, 1999 were as follows:

PRICE RANGE OF COMMON STOCK:

                                                     HIGH                 LOW
                                                    ------              ------
                         Fiscal 1999:
                            First quarter           $ 5.38              $ 3.75
                            Second quarter            7.13                3.50
                            Third quarter            10.88                6.13
                            Fourth quarter            9.00                5.88

                         Fiscal 1998:
                            First quarter           $ 7.88              $ 5.38
                            Second quarter            8.44                4.88
                            Third quarter             6.41                5.00
                            Fourth quarter            6.31                4.75

                         Fiscal 1997:
                            Third quarter            13.00                4.75
                            Fourth quarter            7.00                4.75




ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the Company's audited consolidated financial statements and the notes thereto. This information should be read in conjunction with Item 7 of this Report-- "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the Company's consolidated financial statements and the related notes thereto set forth at the pages indicated in Item 14(a)(1).


-------------------------------------------------------------------------------------------------------------------

                                                            At or for Years Ended June 30,
                                 ----------------------------------------------------------------------------------
                                    1999              1998            1997                1996              1995
                                 ----------       -----------      -----------        -----------       -----------
                                                       (in thousands except for per share data)
SUMMARY OF OPERATIONS
Net sales........................$   92,227       $    75,164      $    59,146        $    47,226       $    38,156
Gross profit.....................    27,891            23,199           20,371             16,081            11,115
Income from operations...........     5,614             3,640            4,736              3,541               980
Income before income taxes.......     6,581             4,543            4,987              3,413               770
Net income ......................     3,982             2,792            3,100              3,159(1)            501
Net income per share (2):
     Basic.......................       .39               .27              .44                .71               .13
     Diluted.....................       .37               .25              .33                .41               .07

BALANCE SHEET DATA
Cash and cash equivalents........$   16,199       $    15,550      $    18,926        $        19       $       101
Working capital..................    40,981            39,498           36,733             10,307             6,430
Total assets.....................    56,230            53,996           48,260             19,771            14,453
Long-term debt,
  net of current portion.........         -                 -                -              1,500             1,400
Convertible redeemable
  preferred stock................         -                 -                -              5,200             5,567
Shareholders' equity.............    44,807            43,368           40,317              5,858             1,767

-----------------
(1) The Company's effective tax rate for the year ended June 30, 1996 was affected in the fourth quarter of the year by a one-time tax valuation allowance adjustment, which reduced income tax expense and correspondingly increased net income by $997,000, or $.13 per share. Without this adjustment, for the year ended June 30, 1996 net income and net income per share would have been $2,162,000 and $.28, respectively.

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

GENERAL

         Overland Data designs, develops, manufactures, markets and supports magnetic tape data storage systems used by businesses for backup, archival and data interchange functions in high-availability network computing environments, from entry level to the enterprise. The Company's primary products are automated tape libraries, minilibraries and loaders, which combine electromechanical robotics, electronic hardware and firmware developed by the Company. Currently, the Company's products are based on two different half-inch magnetic tape technologies - DLT and 36-track. Its DLT products began in March 1996 when the Company introduced the LibraryXpress, a scalable automated tape library system incorporating DLT tape drives, and began shipping the LXB base module. In the second half of fiscal year 1997, the Company introduced two additional modules: the LXG global control unit and the LXC capacity module. In May
1997, the Company introduced the LXS MiniLibrary, a single-drive, 15-cartridge, non-scalable version of the LibraryXpress, to serve the lower end of the network market. In February 1998, the Company commenced shipment of the LoaderXpress, a single-drive DLTtape loader, which offers a 5 or 10-cartridge magazine, designed for the commercial distribution channel. The Company introduced the non-scalable, 15-cartridge, dual-drive
MinilibraryXpress in February 1999 and the EnterpriseXpress, with versions from two drives and 26 cartridges to six drives and 100 cartridges, in May
1999 to serve the enterprise market. The Company's second product line, TapeXpress, consists of 36-track products based on the IBM 3480/3490/3490E technologies. These technologies are maturing and sales are expected to decline in the upcoming fiscal year. During fiscal year 1998, the Company announced end-of-life on all of its 18-track products and its L60E 36-track data vault. During fiscal year 1999, the Company discontinued sales of its TapePro line of products, which consisted of 9-track reel-to-reel tape drives used exclusively for data interchange. The Company also distributes products manufactured by other OEM's and markets other items supplied by third parties including controller cards, interchange software, storage management software, spare parts and tape media. Finally, the Company licenses its proprietary tape encoding technology, which it developed and patented under the name VR2. One license agreement was announced during fiscal year 1998 and another was announced in March 1999. A small amount of developmental royalty revenues were recognized in the last half of fiscal year 1999. Further sales-based royalties will be dependent upon shipments by the licensees of tape drives incorporating VR2.


RESULTS OF OPERATIONS

         The following tables set forth certain data as a percentage of net sales:

              STATEMENT OF OPERATIONS
                                                              Fiscal Years Ended June 30,
                                                       ------------------------------------------
                                                        1999             1998              1997
                                                       --------        --------          --------
              Net sales.............................    100.0%           100.0%           100.0%
              Cost of goods sold....................     69.8             69.2             65.6
                                                       --------        --------          --------

              Gross profit..........................     30.2             30.8             34.4
                                                       --------        --------          --------
              Operating expenses:
                Sales and marketing.................     12.8             12.2             12.3
                Research and development............      5.8              5.5              7.0
                General and administrative..........      5.5              8.3              7.1
                                                       --------        --------          --------
                                                         24.1             26.0             26.4
                                                       --------        --------          --------
              Income from operations................      6.1              4.8              8.0
              Interest and other, net...............      1.0              1.3               .4
                                                       --------        --------          --------
              Income before income taxes............      7.1              6.1              8.4
              Provision for income taxes............      2.8              2.4              3.2
                                                       --------        --------          --------
              Net income............................      4.3%             3.7%             5.2%
                                                       --------        --------          --------
                                                       --------        --------          --------


              PRODUCT MIX TABLE
                                                             Fiscal Years Ended June 30,
                                                     -----------------------------------------
                                                       1999             1998            1997
                                                     --------        --------         --------
               Company products:
                  LibraryXpress......................  57.2%          49.9%             28.6%
                  36-track...........................  26.3           26.1              28.1
                  18-track...........................   0.1            2.8               9.7
                  9-track............................   4.2            7.4              18.2
                  Spare parts, controllers, other....   5.5            7.2               8.4
                  VR2 royalties......................   0.5              -                 -

               Other:
                  DLT distributed products...........   6.2            6.6               6.9
                  Other distributed products........      -              -               0.1
                                                     --------        --------         --------
                                                      100.0%         100.0%            100.0%
                                                     --------        --------         --------
                                                     --------        --------         --------



FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         NET SALES. The Company's net sales of $92.2 million in fiscal year 1999 grew by $17.1 million or 22.7% over net sales of $75.2 million in fiscal year 1998. Sales of the Company's LibraryXpress product line grew 40.5% to $52.7 million compared to $37.5 million in fiscal year 1998. This included strong sales of the LoaderXpress product, primarily through the commercial distribution channel, and initial sales of the new MinilibraryXpress product. Sales of the Company's 36-track products, which were extremely strong in the first half of fiscal year 1999, grew by 24.0% to $24.3 million in fiscal year 1999 compared to $19.6 million in fiscal year 1998. Sales of the Company's 9-track products fell 30.4% to $3.9 million in fiscal year 1999 compared to $5.6 million in fiscal year 1998. The Company discontinued this product line in June 1999.

         GROSS PROFIT. The Company's gross profit amounted to $27.9 million in fiscal year 1999, an increase of $4.7 million from $23.2 million in fiscal year 1998 resulting from the higher sales volumes. The gross margin percentage declined to 30.2% in fiscal year 1999 from 30.8% in fiscal year 1998, reflecting a greater mix of sales to OEM and commercial distribution customers, which are typically at lower margins compared to other channel business.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses amounted to $11.8 million, representing 12.8% of net sales in fiscal year 1999 compared to $9.2 million or 12.2% of net sales in fiscal year 1998. Increased expenditures were due primarily to additional personnel, a higher level of advertising and promotional programs, and greater travel expenses. The Company continued to focus in fiscal year 1999 on building its brand name and expansion of its commercial distribution channel. Incremental expenses also were incurred in the fourth quarter of fiscal year 1999 relating to the introduction of the Company's LibraryXpress product into the Compaq sales channels after Compaq selected Overland in June 1999 to be the supplier of its departmental secondary automated storage products supporting the Compaq ProLiant server line.

         RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses amounted to $5.4 million or 5.8% of net sales in fiscal year 1999 compared to $4.1 million or 5.5% of net sales in fiscal year 1998. The increased expenses included additional personnel and developmental materials relating to the design and support of the new MinilibraryXpress product, Web TLC, the EnterpriseXpress, and SLR Loader, as well as ASIC production and design assistance provided to licensees of VR2.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses amounted to $5.1 million or 5.5% of net sales in fiscal year 1999 compared to $6.2 million or 8.3% of net sales in fiscal year 1998. The decreased level of expenses in 1999 reflects a reduction of recruiting and legal fees, as well as reduced computer-related expenses. Additionally, the Company's bad debt provision was lower than in the prior year, reflecting the higher concentration of OEM customers with reduced credit risk.

         INTEREST INCOME/EXPENSE. In fiscal year 1999, the Company generated net interest income of $810,000, compared to net interest income of $940,000 in fiscal year 1998. The lower income in fiscal year 1999 resulted from reduced cash balances caused by increased working capital requirements and repurchases of Company stock.

         INCOME TAXES. The Company's fiscal year 1999 provision for state and federal income taxes amounted to $2.6 million, or an effective tax rate of 39.5%. The effective rate in 1999 was higher than the fiscal year 1998 rate of 38.5% due primarily to reduced state R&D tax credits.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

         NET SALES. The Company's net sales of $75.2 million in fiscal year 1998 grew by $16.1 million or 27.2% over net sales of $59.1 million in fiscal year 1997. Significant growth in sales of the Company's flagship LibraryXpress product line, together with modest growth of 36-track product sales, more than offset declines in other mature product lines. LibraryXpress sales grew by 122% to $37.5 million compared to $16.9 million in fiscal year 1997, due principally to strong demand from DEC (acquired by Compaq in 1998) for the LXB7110 model. Although DEC had been a buyer of the Company's 9-track products since 1993, it did not begin ordering LibraryXpress products until late in the first quarter of fiscal year 1998. Also contributing to the LibraryXpress growth were sales of several new products. The LXG global control unit, the LXC capacity module and LXS MiniLibrary were all introduced late in fiscal year 1997, but contributed a full year of revenues in 1998. Another new product, the LoaderXpress, was introduced in February 1998, and made a small contribution to fiscal year 1998 revenues. Sales of the Company's 36-track products grew by 18.1% to $19.6 million in fiscal year 1998 compared to $16.6 million in fiscal year 1997. This growth resulted principally from increased sales to IBM of the L490E model pursuant to a new supply agreement entered into in the second quarter of fiscal year 1997. Sales of 18-track products of $2.1 million in fiscal year 1998 fell by $3.6 million or 63.2% from $5.7 million in the prior year. This decline was the result of an upward migration by the Company's customers from 18-track products to its 36-track products and the Company's announced end-of-life on all 18-track products at the end of fiscal year 1998. Sales of 9-track products of $5.6 million in fiscal year 1998 fell by $5.3 million or 48.6% from $10.9 million in fiscal year 1997, reflecting the general maturity of the 9-track technology. At the end of fiscal year 1998, the 9-track product line had been narrowed to two products.

         GROSS PROFIT. The Company's gross profit amounted to $23.2 million in fiscal year 1998, up from $20.4 million in fiscal year 1997, as a result of the higher sales volumes. The gross margin, however, fell from 34.4% in fiscal year 1997 to 30.8% in fiscal year 1998 due principally to a higher concentration of OEM business, which is typically at lower margins compared to other channel business. Sales to OEM customers rose from 23% of revenues in fiscal year 1997 to 40% of revenues in fiscal year 1998. Also contributing to lower margins was the effect of competitive pressures, which resulted in reduced selling prices for certain products.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses amounted to $9.2 million or 12.2% of net sales in fiscal year 1998 compared to $7.3 million or 12.3% of net sales in fiscal year 1997. This increase in total expenditures resulted primarily from a higher level of advertising and promotional programs, additional personnel and greater travel expenses. The Company's marketing efforts focused on creating awareness in the marketplace at both the reseller and end-user level for the Overland name and the Company's new products, including the LoaderXpress. Significant resources were expended to create pull-through for the new commercial distribution channel and for the existing volume sales channel.

         RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses were flat with the prior year and amounted to $4.1 million or 5.5% of net sales in fiscal year 1998 compared to $4.1 million or 7.0% of net sales in fiscal year 1997. In fiscal year 1998, R&D efforts included the design and support of the new LoaderXpress product, design of a new automated tape library based on a new tape technology, and the joint development project with Tandberg Data announced in April 1998 to implement the Company's VR2 technology onto Tandberg's SLR tape drives.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses amounted to $6.2 million or 8.3% of net sales in fiscal year 1998 compared to $4.2 million or 7.1% of net sales in fiscal year 1997. The higher level of expenses in fiscal year 1998 included an increase in depreciation for the Company's new ERP system, increased legal fees, increased MIS staffing levels, higher facility costs and other incremental costs incidental to being a public company for a full year.

         INTEREST INCOME/EXPENSE. In fiscal year 1998, the Company generated net interest income of $940,000, compared to net interest income of $223,000 in fiscal year 1997. The higher income in fiscal year 1998 resulted from earnings on investment of funds generated by the Company's initial public offering and the elimination of interest expense on bank borrowings. Immediately following the IPO in February 1997, the Company fully repaid the borrowings under its revolving bank line of credit.

         INCOME TAXES. The Company's fiscal year 1998 provision for state and federal income taxes amounted to $1.8 million, or an effective tax rate of 38.5%. The effective rate in fiscal year 1998 was higher than the fiscal year 1997 rate of 37.8% due primarily to reduced state R&D tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal year 1999, the Company generated $5.1 million in cash from its operations. Capital expenditures during the year for machinery and tooling equipment consumed $1.9 million of that amount, of which a portion was used to purchase all of the assets related to a CD optical storage robotics technology from a major CD robotics automation company. An additional $2.5 million was consumed to repurchase shares of the Company's Common Stock, net of proceeds received from the sale of shares under its Employee Stock Purchase Plan and from the exercise of stock options.

         At June 30, 1999, the Company had $16.2 million of cash and cash equivalents, $41.0 million of net working capital, an unused bank line of credit of $5 million and no other funded debt. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth for the foreseeable future.

INFLATION

         Inflation has not had a significant negative impact on the Company's operations during the periods presented. With the exception of its OEM contracts, which contain fixed pricing for up to one year, the Company historically has been able to pass on to its customers increases in raw material prices caused by inflation. There can be no assurance, however, that the Company will be able to continue to pass on any future increases should they occur. Although the Company's exposure to the effects of inflation will be magnified by the expected increase in OEM business, the Company believes that its continuous efforts at material and labor cost reductions will minimize such effects.

YEAR 2000

         THIS STATEMENT IS INTENDED AS A YEAR 2000 READINESS DISCLOSURE.

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

         The Company is in the process of addressing year 2000 issues both within and outside of Overland and has made significant progress to date. The Company's approach has included four major phases consisting of inventory, assessment, resolution and internal testing/certification.

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

         The Company then focused on the year 2000 functionality of its internal computer systems and operating equipment. Overland completed its year 2000 preparations for its primary business systems in October 1997 when the Company replaced its internal enterprise wide computer system, which it believes to be year 2000 compliant. This system replacement included material forecasting, inventory management, manufacturing management, order administration, accounts payable, accounts receivable and financial management. The Company then undertook a year 2000 assessment of its secondary business systems, both information technology ("IT") and non-IT systems. This assessment is substantially complete and no significant issues have arisen. The Company remedied all year 2000 issues as they were revealed. The Company has substantially completed all remediation efforts and expects to complete testing and certification by October 18, 1999.

         The Company's final year 2000 focus was on external elements. As indicated above, the Company's risk assessment included understanding the year 2000 readiness of its suppliers. The Company's risk assessment process associated with suppliers included soliciting and analyzing responses to questionnaires distributed to these suppliers, as well as web-site and SEC filing research, telephone surveys, and onsite interviews with certain critical suppliers. The Company has completed interviews with all of its critical suppliers. All of the critical suppliers surveyed have year 2000 plans in place. No suppliers appear to present major year 2000 issues at this time. All critical suppliers are currently certified.

         The year 2000 readiness of the Company's key supplier, Quantum Corporation, is of particular importance. Quantum has implemented a year 2000 compliance program using a resolution approach based on the U.S. General Accounting Office Year 2000 Assessment Guide. Quantum's program included the evaluation of all of its products and internal systems and a review of the readiness of its suppliers and service providers. On August 11, 1999, Quantum indicated in its Form 10-Q filing with the SEC that it expected to be year 2000 compliant and certified by August 31, 1999.

         The Company also is working closely with key customers to evaluate their readiness for year 2000 and will perform site visits if deemed necessary. The ability of customers to deal with year 2000 issues may affect their operations and their ability to order and pay for products. Based on the level of risk assessed, the Company may develop contingency plans to address possible changes in customer order patterns. The Company does not know how year 2000 programs may impact customer spending patterns. As customers focus on preparing their business for the year 2000 in the near term, capital budgets may be spent on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. The Company does not know the resulting impact on its revenues at this time.

         Overland believes that its most likely worst case scenario would be attributed to third party factors, rather than its internal systems and applications. Because the Company relies heavily on third parties to manufacture and transport products and services, a failure of third party systems could disrupt service, which could delay shipments of Overland's products.

         Although not directly related to the year 2000 issue, the cost of installing and implementing the Company's new ERP system in October 1997 was approximately $1.5 million. The Company has had a policy since 1995 of purchasing year 2000 compliant products where possible. To date, the Company has incurred less than $100,000 of other costs to address the year 2000 issue. Based on assessment and remediation projects underway, the Company expects that the total cost of addressing the year 2000 issue will not exceed $200,000, amounting to less than 10% of the Company's IT budget. No significant system projects have been deferred due to the year 2000 program.

         Based on assessment and remediation completed to date, the Company does not expect any significant disruption to its operations or operating results as a result of year 2000 issues. The Company is taking all steps that it believes are appropriate to identify and resolve any year 2000 issues. However, the Company is uncertain to what extent it may be affected by such matters. Because of the complexity and inherent uncertainty of the year 2000 issue, there can be no assurance that the Company will be able to assess, identify and correct year 2000 issues in a timely or successful manner. In addition, there can be no assurance that the failure to ensure year 2000 capability by suppliers, service providers, customers, or other third parties would not have a material adverse affect on the Company's business, financial condition and results of operations.

         The foregoing statements are based on management's best estimates at the present time, which were derived using numerous assumptions of future events and conditions, including third party modification plans, third party assurances of year 2000 compliance and other factors. There can be no assurance that these assumptions will be accurate, that the estimates will be achieved, and actual results could differ materially from those anticipated.

SELECTED QUARTERLY FINANCIAL DATA

         The following table presents selected quarterly financial information for the periods indicated. This information has been derived from unaudited consolidated financial statements, which in the opinion of management includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These operating results are not necessarily indicative of results for any future period.


                                                                 Quarters Ended
                             --------------------------------------------------------------------------------------
                                          Fiscal Year 1998                           Fiscal Year 1999
                             ------------------------------------------   -----------------------------------------
                               Sept. 30  Dec. 31    Mar. 31    June 30    Sept. 30    Dec. 31   Mar. 31     June 30
                                 1997     1997       1998       1998        1998       1998      1999        1999
                             ---------- ---------  ---------  ---------   --------  ---------- ---------- ---------
Net sales....................$  13,998  $  18,071  $  18,659  $  24,436   $ 24,372  $ 24,240   $  22,263  $ 21,352
Gross profit..................   4,660      5,704      5,469      7,366      7,416     7,313       6,522     6,640
Income from operations........      76      1,014        515      2,035      1,938     1,871         969       836
Income before income taxes....     286      1,272        808      2,177      2,209     2,169       1,213       990
    Net income................     177        789        501      1,325      1,348     1,315         736       583

Net income per share:
   Basic......................    $.02       $.07       $.05       $.13       $.13      $.13        $.07      $.06
   Diluted....................     .02        .07        .05        .12        .12       .12         .07       .05


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

                              Consolidated Balance Sheet as of June 30, 1999 and 1998...F-1
                              Consolidated Statement of Operations for the Years
                                  Ended June 30, 1999, 1998 and 1997....................F-2
                              Consolidated Statement of Shareholders' Equity and
                                  Comprehensive Income for the Years Ended
                                  June 30, 1999, 1998, and 1997.........................F-3
                              Consolidated Statement of Cash Flows for the Years Ended
                                  June 30, 1999, 1998 and 1997..........................F-4
                              Notes to Consolidated Financial Statements................F-5 to F-14
                              Report of Independent Accountants.........................F-15


         (a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Overland Data, Inc. for the years ended June 30, 1999, 1998 and 1997 is filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of Overland Data,
Inc.:

                              Schedule II - Valuation and Qualifying Accounts...........S-1

 Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

         (a)(3)  EXHIBITS

3.1  Registrant's Amended and Restated Articles of Incorporation.*
3.2  By-Laws.*
4.1  Specimen stock certificate.*
4.2 Investors' Rights Agreement, dated May 21, 1993, between the Registrant and the parties named therein.*
10.1 Basic Order Agreement #16529, dated July 1, 1993 and as amended through
     November 10, 1995, between the Registrant and Digital Equipment
     Corporation.*
10.2 Production Procurement Agreement #RMSS-ODI-96-01-0, dated October 25, 1996, between the Registrant and International Business Machines Corporation.*
10.3 Credit Agreement effective as of June 27, 1997 between the Registrant and
     Imperial Bank.**
10.4 Standard Industrial Lease--Multi-Tenant, dated May 26, 1993, between the
     Registrant and Mitsui/SBD America Fund 87-1.*
10.5 First Amendment to the 1995 Stock Option Plan dated January 21, 1997.*
10.6 1996 Employee Stock Purchase Plan adopted December 12, 1996.*
10.7 Agreement between Overland Data and Tandberg Data concerning MLR and VR2
     Technology.***
10.8 Agreement between Overland Data and Imation Corporation concerning TravanTM and VR2 Technology.***
21.1 Subsidiaries of the Registrant.
23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1 Power of Attorney (included on Signature Page).
27.1 Financial Data Schedule (for EDGAR use only).


-----------------

* Incorporated by reference to the Company's Registration Statement No. 333-18583 dated February 21, 1997.
**   Incorporated by reference to the Company's Form 10-K dated June 30, 1997.
*** The Company has requested confidential treatment for certain portions of this Agreement.

         (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the year ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OVERLAND DATA, INC.

                                        By: /s/  SCOTT McCLENDON
                                        -------------------------
                                        Scott McClendon
                                        President & Chief Executive Officer

Dated:  September 27, 1999

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


       SIGNATURE                           TITLE                                  DATE
       ---------                           -----                                  ----
/s/ SCOTT McCLENDON                        President, Chief Executive             September 27, 1999
-----------------------                    Officer and Director
    Scott McClendon


/s/ MARTIN D. GRAY                         Vice President, Chief Technical        September 27, 1999
-----------------------                    Officer, Asst. Secretary and
    Martin D. Gray                         Director



/s/ VERNON A. LoFORTI                      Vice President, Chief                  September 27, 1999
-----------------------                    Financial Officer and
    Vernon A. LoForti                      Secretary


/s/ WILLIAM W. OTTERSON                    Director                               September 27, 1999
-----------------------
    William W. Otterson


/s/ PETER PREUSS                           Director                               September 27, 1999
-----------------------
    Peter Preuss


/s/ JOHN A. SHANE                          Director                               September 27, 1999
-----------------------
    John A. Shane


                               OVERLAND DATA, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                      JUNE 30,
                                                                          --------------------------------
                                                                             1999                   1998
                                                                          ----------            ----------
                                                                        (in thousands except number of shares)
ASSETS
------
Current assets:
  Cash and cash equivalents...............................................$   16,199            $   15,550
  Accounts receivable, less allowance for doubtful accounts
     and returns of $885 and $922, respectively...........................    13,885                15,683
  Inventories.............................................................    17,704                16,077
  Deferred income taxes...................................................     1,375                 1,558
  Other current assets....................................................     2,136                   873
                                                                          ----------            ----------

      Total current assets................................................    51,299                49,741

Property and equipment, net...............................................     4,657                 4,207
Other assets..............................................................       274                    48
                                                                          ----------            ----------

                                                                          $   56,230            $   53,996
                                                                          ----------            ----------
                                                                          ----------            ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable .......................................................$    5,615            $    6,970
  Accrued liabilities.....................................................     2,876                 2,075
  Accrued payroll and employee compensation...............................     1,827                 1,198
                                                                          ----------            ----------

      Total current liabilities...........................................    10,318                10,243

Deferred income taxes.....................................................       441                   187
Other liabilities.........................................................       664                   198
                                                                          ----------            ----------

       Total liabilities..................................................    11,423                10,628
                                                                          ----------            ----------

Commitments and contingencies (Note 8)

Shareholders' equity:
  Common stock, no par value, 25,000,000 shares
      authorized; 10,089,668 and 10,549,486 shares
      issued and outstanding in 1999 and 1998, respectively...............    31,030                33,496
  Accumulated other comprehensive income (loss)...........................       (59)                   18
  Retained earnings.......................................................    13,836                 9,854
                                                                          ----------            ----------

      Total shareholders' equity..........................................    44,807                43,368
                                                                          ----------            ----------

                                                                          $   56,230            $   53,996
                                                                          ----------            ----------
                                                                          ----------            ----------


          See accompanying notes to consolidated financial statements.

                               OVERLAND DATA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Year Ended June 30,
                                                ---------------------------------------------------
                                                    1999                1998                1997
                                                ------------         -----------        -----------
                                                       (in thousands except per share amounts)

Net sales:
   Product sales................................ $    91,777         $    75,164        $    59,146
   Royalties....................................         450                   -                  -
                                                ------------         -----------        -----------

                                                      92,227              75,164             59,146

Cost of goods sold..............................      64,336              51,965             38,775
                                                ------------         -----------        -----------

Gross profit....................................      27,891              23,199             20,371

Operating expenses:
  Sales and marketing...........................      11,825               9,245              7,298
  Research and development......................       5,373               4,093              4,125
  General and administrative....................       5,079               6,221              4,212
                                                ------------         -----------        -----------

                                                      22,277              19,559             15,635
                                                ------------         -----------        -----------

Income from operations..........................       5,614               3,640              4,736

Other income (expense):
  Interest income, net..........................         810                 940                223
  Other income (expense), net...................         157                 (37)                28
                                                ------------         -----------        -----------

Income before income taxes......................       6,581               4,543              4,987

Provision for income taxes......................       2,599               1,751              1,887
                                                ------------         -----------        -----------

Net income ..................................... $     3,982         $     2,792        $     3,100
                                                ------------         -----------        -----------
                                                ------------         -----------        -----------

Net income per share:
     Basic...................................... $      0.39          $     0.27        $      0.44
                                                ------------         -----------        -----------
                                                ------------         -----------        -----------

     Diluted.................................... $      0.37          $     0.25        $      0.33
                                                ------------         -----------        -----------
                                                ------------         -----------        -----------

Shares used in computing net income per share:
     Basic......................................      10,222              10,525              7,054
                                                ------------         -----------        -----------
                                                ------------         -----------        -----------

     Diluted....................................      10,652              11,069              9,295
                                                ------------         -----------        -----------
                                                ------------         -----------        -----------


          See accompanying notes to consolidated financial statements.

                               OVERLAND DATA, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


                                                                                Accumulated
                                                      Common Stock                 Other
                                                  ----------------------       Comprehensive       Retained
                                                    Shares      Amount         Income (Loss)       Earnings       TOTAL
                                                  ----------   ---------       -------------      ---------     ---------
                                                                  (in thousands except number of shares)

Balance at June 30, 1996.........................  5,062,325   $   1,896                          $   3,962     $   5,858

    Preferred stock conversion...................  2,336,574       5,200                                            5,200
    Exercise of stock options....................    168,630         142                                              142
    Issuance of common stock in
        initial public offering..................  2,836,364      25,659                                           25,659
    Other issuances of common stock..............     30,700          92                                               92
    Tax benefits from exercise of
        stock options............................                    257                                              257
    Comprehensive income:
       Net income................................                                                     3,100         3,100
       Foreign currency translation..............                               $        9                              9
                                                  ----------   ---------       -------------     ----------     ---------
Balance at June 30, 1997......................... 10,434,593      33,246                 9            7,062        40,317

    Exercise of stock options....................    135,287         152                                              152
    Exercise of stock warrants...................      5,934           -                                                -
    Sale of stock through the Company's
        Employee stock purchase plan.............     73,172         383                                              383
    Company repurchases of stock.................    (99,500)       (509)                                            (509)
    Tax benefits from exercise of
        stock options............................                    224                                              224
    Comprehensive income:
       Net income................................                                                     2,792         2,792
       Foreign currency translation..............                                        9                              9
                                                  ----------   ---------       -------------     ----------     ---------
Balance at June 30, 1998......................... 10,549,486      33,496                18            9,854        43,368

    Exercise of stock options....................     55,975          98                                               98
    Sale of stock through the Company's
       Employee stock purchase plan..............     92,155         338                                              338
    Company repurchases of stock.................   (607,948)     (3,006)                                          (3,006)
    Tax benefits from exercise of
        stock options............................                    104                                              104
    Comprehensive income:
       Net income................................                                                     3,982         3,982
       Foreign currency translation..............                                      (77)                           (77)
                                                  ----------   ---------       -------------     ----------     ---------
Balance at June 30, 1999......................... 10,089,668   $  31,030        $      (59)      $   13,836     $  44,807
                                                  ----------   ---------       -------------     ----------     ---------
                                                  ----------   ---------       -------------     ----------     ---------



          See accompanying notes to consolidated financial statements.

                               OVERLAND DATA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         Year Ended June 30,
                                                                            ----------------------------------------
                                                                                1999           1998          1997
                                                                            -----------    -----------   -----------
                                                                                          (in thousands)
Operating activities:
    Net income .............................................................$    3,982    $    2,792    $    3,100
    Adjustments to reconcile net income to
       net cash (used in) provided by operating activities:
           Deferred tax expense (benefit)...................................       437           449          (487)
           Depreciation and amortization....................................     1,462         1,479         1,050
           Loss on disposal of property and equipment.......................         -             9             7
           Changes in assets and liabilities:
               Accounts receivable..........................................     1,798        (4,532)       (3,925)
               Inventories .................................................    (1,627)       (3,976)       (3,676)
               Other assets.................................................    (1,489)         (266)         (243)
               Accounts payable and accrued/other liabilities...............       (88)        2,346           813
               Accrued payroll and employee compensation....................       629           152            (1)
                                                                            -----------   -----------   -----------

                  Net cash (used in) provided by operating activities.......     5,104        (1,547)       (3,362)
                                                                            -----------   -----------   -----------

Investing activities:
    Capital expenditures....................................................    (1,912)       (2,088)       (2,308)
                                                                            -----------   -----------   -----------

                  Net cash used in investing activities.....................    (1,912)       (2,088)       (2,308)
                                                                            -----------   -----------   -----------

Financing activities:
    Proceeds from issuance of common stock..................................       338           383        25,751
    Proceeds from exercise of stock options.................................        98           152            60
    Stock repurchases.......................................................    (3,006)         (509)            -
    Net payments under bank line of credit..................................         -            -         (1,500)
    Tax benefits from exercise of stock options.............................       104           224           257
                                                                            -----------   -----------   -----------

                  Net cash (used in) provided by financing activities.......    (2,466)          250        24,568
                                                                            -----------   -----------   -----------

Effect of exchange rate changes on cash.....................................       (77)            9             9
                                                                            -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents........................       649        (3,376)       18,907
Cash and cash equivalents, beginning of year................................    15,550        18,926            19
                                                                            -----------   -----------   -----------

Cash and cash equivalents, end of year......................................$   16,199    $   15,550    $   18,926
                                                                            -----------   -----------   -----------
                                                                            -----------   -----------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes .............................................$    2,578    $      854    $    2,314
                                                                            -----------   -----------   -----------
                                                                            -----------   -----------   -----------

    Cash paid for interest..................................................$        5    $        1    $      186
                                                                            -----------   -----------   -----------
                                                                            -----------   -----------   -----------

SUPPLEMENTAL NON-CASH ACTIVITIES:
    Compensation recognized as equity upon exercise
    of common stock options ................................................$        6    $       38    $       82
                                                                            -----------   -----------   -----------
                                                                            -----------   -----------   -----------

    Conversion of Series A preferred stock to common stock..................$        -   $         -    $      367
                                                                            -----------   -----------   -----------
                                                                            -----------   -----------   -----------


    Conversion of Series B preferred stock to common stock..................$        -    $        -    $    1,281
                                                                            -----------   -----------   -----------
                                                                            -----------   -----------   -----------

    Conversion of Series C preferred stock to common stock..................$        -    $        -    $    3,552
                                                                            -----------   -----------   -----------
                                                                            -----------   -----------   -----------


              See accompanying notes to consolidated financial statements

                               OVERLAND DATA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

         Overland Data, Inc. (the "Company") was incorporated on September 8, 1980 under the laws of the state of California. The Company designs, develops, manufactures, markets and supports magnetic tape data storage systems used by businesses for high performance network backup and archival solutions as well as data interchange. The Company's fiscal year ends on the Sunday closest to June 30. For ease of presentation, the Company's year-end is deemed to be June 30. Fiscal years 1999, 1998 and 1997 each included 52 weeks.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Overland Data (Europe) Ltd., Overland Data SARL and Overland Data Export Limited, a foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION

         Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Revenue from shipments to these customers is not recognized until the related products are in turn sold through by the commercial distributor. At June 30, 1999, there was approximately $594,000 of product that had been shipped to the Company's commercial distributors, but not yet shipped to ultimate customers. Revenue on direct product sales to other customers is recognized upon shipment of products to such customers as they are not generally subject to any specific right of return or price protection, except for any defective product which may be returned under the Company's warranty policy.

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

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


COMPREHENSIVE INCOME

         During 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's current or previously reported net income or shareholders' equity. SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income for the Company includes net income and foreign currency translation effects, which are charged or credited to accumulated other comprehensive income (loss) within shareholders' equity.

SEGMENT DATA

         During 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach for determining reportable segments. The management approach designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The Company's U.S. and foreign operations are considered a single operating segment based upon the criteria contained in SFAS 131; as such, the adoption of SFAS 131 did not affect the Company's disclosures of segment information.

INFORMATION ABOUT GEOGRAPHIC AREAS

         Export sales by the Company, principally in Europe, for the years ended June 30, 1999, 1998 and 1997 were $25,769,000, $20,175,000 and
$14,391,000, respectively. Long-lived assets other than deferred tax assets located in the Company's foreign subsidiaries, principally in Europe, at June 30, 1999, 1998 and 1997 were $113,000, $115,000 and $19,000, respectively.

CONCENTRATIONS OF CREDIT RISK

         The Company's customers include original equipment manufacturers, integrators, distributors, and value added resellers. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns. The Company's largest single customer accounted for approximately 25%, 25% and 14% of sales in fiscal years 1999, 1998 and 1997, respectively, and approximately 23%, 28% and 12% of accounts receivable at June 30, 1999, 1998 and 1997, respectively. The second largest customer accounted for 20%, 15% and 10% of sales in 1999, 1998 and 1997, respectively, and 18%, 17% and 11% of accounts receivable at June 30, 1999, 1998 and 1997, respectively. No other customer accounted for 10% or more of sales in any of the three years presented.

CASH EQUIVALENTS

         Highly liquid investments with original maturities of three months or less are classified as cash equivalents.

INVENTORIES

         Inventories are stated at the lower of cost (first-in-first-out method) or market.

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

INTANGIBLE ASSETS

         Intangible assets, resulting from the acquisition of assets relating to certain product lines, have been amortized using the straight-line method over five years (the estimated life of the products). These assets were fully amortized at June 30, 1998.

LONG-LIVED ASSETS

         The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net undiscounted cash flows is less than the carrying amount of the asset. The Company has not recorded any impairment losses.

FOREIGN CURRENCY TRANSLATION

         The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate during the year for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) within shareholders' equity. Gains or losses from foreign currency transactions are recognized currently in income. Such gains and losses were not significant in any year presented.

INCOME TAXES

         The Company provides for income taxes utilizing the liability method. Under the liability method, a deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A valuation allowance is established when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

STOCK-BASED COMPENSATION

         The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. Compensation changes related to non-employee stock-based compensation are measured using fair value methods.

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NET INCOME PER SHARE

         Basic earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the period increased by the weighted average number of dilutive Common Stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive Common Stock equivalents excluded from the computation of diluted earnings per share amounted to 573,000, 524,000 and 4,000 in the years ended June 30, 1999, 1998 and 1997, respectively.

         A reconciliation of the calculation of basic and diluted earnings per share is as follows:

                                                           YEAR ENDED JUNE 30,
                                                 ----------------------------------------
                                                     1999         1998         1997
                                                 (in thousands except for per share data)
Net income..........................................$ 3,982      $ 2,792      $ 3,100
                                                    =======      =======      =======

Basic:

     Weighted average number
      of common stock shares
      outstanding................................... 10,222       10,525        7,054
                                                    =======      =======      =======
     Basic net income per share.....................$  0.39      $  0.27      $  0.44
                                                    =======      =======      =======

Diluted:

     Weighted average number of common
      stock shares outstanding...................... 10,222       10,525        7,054
     Weighted average number of
      preferred stock shares
      outstanding...................................      -            -        1,478
     Common stock equivalents from the
      issuance of options using the
      treasury stock method........................     430          544          763
                                                    -------      -------      -------

     Shares used in computing net
      income per share.............................. 10,652       11,069        9,295
                                                    =======      =======      =======
     Diluted net income per share...................$  0.37      $  0.25      $  0.33
                                                    =======      =======      =======

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company will adopt SFAS 133 as required in fiscal year 2000. The Company expects that adoption will have no material impact on the Company's financial statements.

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 2 - COMPLETION OF INITIAL PUBLIC OFFERING

         On February 21, 1997, the Company completed its initial public offering of 3,450,000 shares of Common Stock (of which 2,836,364 shares were sold by the Company and 613,636 shares were sold by certain shareholders) at a price to the public of $10 per share. Net proceeds to the Company were $25,659,000 after payment of the underwriters' commissions and deduction of offering expenses.

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                     JUNE  30,
                                                            ------------------------
                                                               1999           1998
                                                            ----------    ----------
                                                                  (in thousands)
        Inventories:
         Raw materials......................................$   9,119      $  10,195
         Work in process....................................    3,074          3,259
         Finished goods.....................................    5,511          2,623
                                                            ---------      ---------

                                                            $  17,704      $  16,077
                                                            =========      =========


        Property and equipment:
         Machinery and equipment............................$   4,730      $   3,226
         Computer equipment.................................    4,126          3,792
         Furniture and fixtures.............................      320            302
         Leasehold improvements.............................    1,190          1,170
                                                            ---------      ---------

                                                               10,366          8,490
         Less accumulated depreciation
          and amortization..................................   (5,709)        (4,283)
                                                            ---------      ---------
                                                            $   4,657      $   4,207
                                                            =========      =========

Depreciation expense was $1,462,000, $1,371,000 and $930,000 in fiscal years 1999, 1998 and 1997, respectively.

NOTE 4 - LONG-TERM DEBT

         The Company has a $5,000,000 unsecured revolving credit facility, which expires on November 5, 1999. Borrowings under the line may be in the form of working capital loans, which bear interest at the bank's prime rate, or banker's acceptances ("BA") priced at the bank's BA rate plus 2.25%. The Company is required to maintain certain covenants and financial ratios including working capital and net worth ratios, and pays a .5% annual commitment fee on the unused credit. The Company is in compliance with all terms of the agreement. At June 30, 1999 and 1998, there were no borrowings outstanding under the credit line.

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes includes the following:

                                                            YEAR ENDED JUNE 30,
                                                  ----------------------------------
                                                     1999        1998         1997
                                                  --------     --------     --------
                                                            (in thousands)
                  Current:
                       Federal....................$  1,287     $    757     $  1,993
                       State......................     333          171          377
                       Foreign....................     542          374            4
                                                  --------     --------     --------
                                                     2,162        1,302        2,374
                                                  --------     --------     --------


                  Deferred:
                       Federal....................     350          360         (347)
                       State......................      87           89         (140)
                                                  --------     --------     --------
                                                       437          449         (487)
                                                  --------     --------     --------
                                                  $  2,599     $  1,751     $  1,887
                                                  ========     ========     ========

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes to the total income tax provision reported in the Consolidated Statement of Operations is as follows:

                                                            YEAR ENDED JUNE 30,
                                                     -----------------------------------
                                                        1999         1998         1997
                                                     ---------    ---------   ----------
                                                                (in thousands)
    U.S. Federal income tax at statutory rate ....   $   2,238    $   1,545    $   1,696
    State income taxes, net of federal benefit....         377          172          156
    Foreign sales corporation benefit.............         (73)         (37)         (68)
    Permanent differences.........................          25           28           32
    Other.........................................          32           43           71
                                                     ---------    ---------    ---------
    Provision for income taxes....................   $   2,599    $   1,751    $   1,887
                                                     =========    =========    =========

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Deferred income taxes at June 30, 1999 and 1998 comprised:

                                                              June 30,
                                                    ---------------------------
                                                       1999             1998
                                                    -----------      ----------
                                                            (in thousands)
Deferred tax assets:
    Inventory........................................$    586          $   791
    Reserve for doubtful accounts and returns........      73                -
    Warranty reserves................................     209              261
    Vacation and deferred compensation...............     225              228
    License fee accrual..............................      31               69
    Intangible assets................................     141              168
    State income taxes...............................     117               64
                                                     --------        ---------
       Gross deferred tax asset......................   1,382            1,581
                                                     --------        ---------

Deferred tax liabilities:
    Lawsuit expenses.................................    (111)             (18)
    Property and equipment depreciation..............    (234)            (192)
    Other............................................    (103)               -
                                                     --------        ---------
       Gross deferred tax liability..................    (448)            (210)
                                                     --------        ---------
 Net deferred income taxes...........................$    934        $   1,371
                                                     --------        ---------
                                                     --------        ---------


NOTE 6  - STOCK OPTIONS

         The Company has two active stock option plans, administered by the Compensation Committee of the Board of Directors, which provide for the issuance of options to employees, officers, directors and consultants. The exercise price of a stock option is generally equal to the fair market value of the Company's Common Stock on the date the option is granted. Both of the plans permit options granted to qualify as "Incentive Stock Options" under the Internal Revenue Code. Options issued under certain of the Company's predecessor plans call for 100% vesting of outstanding options upon a change of control of the Company. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant and expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised within 30 days, or upon death or disability, where a six month exercise period is specified.

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Option activity for the three years ended June 30, 1999 is summarized as follows:

                                                                                     Weighted-Average
                                                                    Shares            Exercise Price
                                                                  ---------          -----------------
         Options outstanding at June 30, 1996...................    848,596                $ 0.85

              Options granted...................................    100,000                  3.45
              Options exercised.................................   (168,630)                 0.35
              Options canceled..................................    (23,775)                 2.79
                                                                  ---------
         Options outstanding at June 30, 1997...................    756,191                  1.24

              Options granted...................................    572,768                  7.27
              Options exercised.................................   (135,287)                 0.84
              Options canceled..................................    (87,943)                 5.26
                                                                  ---------
         Options outstanding at June 30, 1998...................  1,105,729                  4.09

              Options granted...................................    525,500                  6.03
              Options exercised.................................    (55,975)                 1.65
              Options canceled..................................    (95,625)                 6.36
                                                                  ---------
         Options outstanding at June 30, 1999...................  1,479,629                $ 4.73
                                                                  ---------
                                                                  ---------


The following table summarizes all options outstanding and exercisable by price range as of June 30, 1999:

                                                 Options Outstanding                            Options Exercisable
                         --------------------------------------------------------------  ----------------------------------
                                               Weighted-Average
          Range of           Number                Remaining                                 Number
          Exercise       Outstanding at           Contractual        Weighted-Average    Exercisable at   Weighted-Average
           Prices         June 30, 1999              Life             Exercise Price      June 30, 1999    Exercise Price
       --------------    --------------        -----------------    -----------------    --------------   ----------------
       $  .12 -   .88         351,828              3.8 years             $  .63              351,828           $  .63
         1.20 -  3.75         172,400              6.7                     2.40              108,112             2.26
         4.50 -  6.63         494,000              8.9                     5.35               68,750             5.59
         7.00 - 11.83         461,401              8.4                     8.04              123,651             7.59
                            ---------                                                        -------
          .12 - 11.83       1,479,629              7.3                     4.73              652,341             2.74
                            ---------                                                        -------
                            ---------                                                        -------


Shares available for future grant were 838,500 and 592,500 at June 30, 1999 and 1998, respectively.

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


1996 EMPLOYEE STOCK PURCHASE PLAN

         In February 1997, the Company adopted the 1996 Employee Stock Purchase Plan (the "ESPP") whereby 250,000 shares of Common Stock were reserved for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. In November 1998, the shareholders approved an amendment to increase the total number of shares of Common Stock from 250,000 to 500,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase Common Stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares in any one offering period. The ESPP is administered by an Administrative Committee appointed by the Board of Directors and provides generally that the purchase price must not be less than 85% of the fair market value of the Common Stock on the first or last day of the offering period, whichever is lower. During fiscal year 1999, a total of 92,155 shares were issued for combined proceeds of $338,000.

PRO FORMA INFORMATION

         The Company accounts for employee stock-based compensation using the intrinsic value method. No compensation expense has been recognized for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the date of grant. No compensation expense has been recognized for purchase rights under the ESPP as they have been granted in accordance with the terms of the ESPP. Had compensation expense for the Company's employee stock-based compensation awards issued during 1999, 1998 and 1997 been determined based on a fair value method, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                         Year Ended June 30,
                                                       ----------------------------------------------------
                                                          1999                   1998               1997
                                                       -----------           -----------         ----------
                                                              (in thousands except per share amounts)
                    Net income:
                        As reported................... $  3,982              $  2,792             $  3,100
                        Pro forma.....................    3,248                 2,343                3,022

                    Diluted net income per share:
                        As reported................... $    .37              $    .25             $    .33
                        Pro forma....................       .30                   .21                  .33



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average estimated fair value of employee stock options granted during 1999 and 1998 was $2.07 and $1.16 per share, respectively. The weighted average assumptions used for grants during the years ended June 30, 1999 and 1998 were: no dividend yield for both years, risk-free interest rates of 5.2% and 5.9%, respectively, expected volatility of 60% and 33%, respectively, and expected lives of 7.0 years for both years.

         The fair value of each share purchase right under the ESPP is estimated at the inception of each offering period also using the Black-Scholes option-pricing model. The weighted average estimated fair value of each share purchase right granted during 1999 and 1998 was $1.86 and $1.45 per share, respectively. The weighted average assumptions used during fiscal years 1999 and 1998 were: no dividend yield for both years, risk-free interest rates of 5.2% and 5.9%, respectively, expected volatility of 60% and 33%, respectively, and an expected life of 6 months for both years.

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 7 - 401(k) PLAN

In January 1994, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of all participants. In January 1998, the Company began matching employee contributions at 50% for up to 6% of an employee's pretax income. The totals of these employer contributions were $252,000 and $118,000 in fiscal years 1999 and 1998, respectively. No contributions were made during fiscal year 1997.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         The Company leases its office, production and sales facilities under non-cancelable operating leases, which expire in various years through fiscal year 2003. The leases provide for annual rent escalations intended to approximate increases in cost of living indices, and certain of the leases provide for rent abatement. At June 30, 1999, future minimum lease payments under these arrangements are as follows:


                                   Year Ending          Minimum Lease
                                     June 30,             Payments
                                   ------------         --------------
                                                        (in thousands)

                                      2000                $    975
                                      2001                   1,006
                                      2002                   1,047
                                      2003                     179
                                                          ---------
                                                          $  3,207
                                                          ---------
                                                          ---------


         Rental expense is recognized ratably over the respective lease terms and aggregated $983,000, $1,001,000 and $703,000 for fiscal years 1999, 1998 and 1997, respectively.

CONTINGENCIES

         The Company, its directors and certain of its officers were named as defendants in two class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purported to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints alleged that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its Registration Statement on Form S-1, which the Securities and Exchange Commission declared effective on February 21, 1997. The plaintiffs seek rescission of their share purchases or rescissory damages if their shares have been sold, as well as attorneys' fees and other costs and expenses.

         On September 16, 1997, the court entered an order permitting the voluntary dismissal of the first filed lawsuit without prejudice and appointed the plaintiff in the second lawsuit as the lead plaintiff in this litigation. That person then resigned as the lead plaintiff, and the shareholder who had filed the first of the two lawsuits petitioned the court for permission to intervene and serve as the lead plaintiff. The petition was granted on September 29, 1998 and, on December 17, 1998, the court certified the shareholder class, allowing the litigation to proceed as a class action.

         The defendants have answered the second complaint, have denied the material allegations and have disavowed any wrongdoing. Discovery is complete, and the Company filed a Motion for Summary Judgment, which the court denied on August 2, 1999. A pretrial conference has been scheduled for November 1, 1999, but no trial date has been scheduled. Although the outcome of the lawsuit cannot be determined, management believes that it has meritorious defenses and intends to defend against the lawsuit vigorously. The Company maintains directors' and officers' liability insurance to provide coverage against suits of this nature and, other than legal fees incurred to date, no amounts have been recorded in the financial statements for any losses which may result from this litigation.

                               OVERLAND DATA, INC.
                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Shareholders of Overland Data, Inc.:

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Overland Data, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
San Diego, California
August 3, 1999

                               OVERLAND DATA, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997



                               Balance at        Additions
                                Beginning        Charged to                            Balance at
                                 Of Year           Income        Deductions*           End Of Year
                               -----------      ------------     -----------           -----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
------------------------------------------

1999                              $  922           $  7               $ 44                $  885
1998                                 774            243                 95                   922
1997                                 624            280                130                   774

RESERVE FOR INVENTORY OBSOLESCENCE
----------------------------------

1999                              $1,848           $315               $988                $1,175
1998                               1,879            300                331                 1,848
1997                               1,318            968                407                 1,879

-----------------
* Deductions represent amounts written off against the allowance, net of recoveries.

EXHIBIT INDEX


 3.1     Registrant's Amended and Restated Articles of Incorporation.*
 3.2     By-Laws.*
 4.1     Specimen stock certificate.*
 4.2 Investors' Rights Agreement, dated May 21, 1993, between the Registrant and the parties named therein.*
10.1 Basic Order Agreement #16529, dated July 1, 1993 and as amended through November 10, 1995, between the Registrant and Digital Equipment Corporation.*
10.2 Production Procurement Agreement #RMSS-ODI-96-01-0, dated October 25, 1996, between the Registrant and International Business Machines Corporation.*
10.3 Credit Agreement effective as of June 27, 1997 between the Registrant and Imperial Bank.**
10.4 Standard Industrial Lease--Multi-Tenant, dated May 26, 1993, between the Registrant and Mitsui/SBD America Fund 87-1.*
10.5     First Amendment to the 1995 Stock Option Plan dated January 21, 1997.*
10.6     1996 Employee Stock Purchase Plan adopted December 12, 1996.*
10.7 Agreement between Overland Data and Tandberg Data concerning MLR and VR2 Technology.***
10.8 Agreement between Overland Data and Imation Corporation concerning TravanTM and VR2 Technology.***
21.1     Subsidiaries of the Registrant.
23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1     Power of Attorney (included on Signature Page).
27.1     Financial Data Schedule (for EDGAR use only).
-----------------
* Incorporated by reference to the Company's Registration Statement, No. 333-18583, dated February 21, 1997.
**   Incorporated by reference to the Company's Form 10-K dated June 30, 1997.
*** The Company has requested confidential treatment for certain portions of this Agreement.