Form 10-Q
period 1999-09-30
OVERLAND DATA INC
filed 1999-11-17
CIK 889930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999


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


As of November 17, 1999 there were 10,101,416 shares of the registrant's common stock, no par value, issued and outstanding.

                               OVERLAND DATA, INC.
                                    FORM 10-Q
                For the quarterly period ended September 30, 1999

                                TABLE OF CONTENTS


                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                ------

PART I   -    FINANCIAL INFORMATION
-----------------------------------

Item 1.       Financial Statements:

              Consolidated condensed statement of operations --
                   Three months ended
                   September 30, 1999 and 1998....................................................................3

              Consolidated condensed balance sheet --
                    September 30, 1999 and June 30, 1999..........................................................4

              Consolidated condensed statement of cash flows --
                    September 30, 1999 and 1998...................................................................5

              Notes to consolidated condensed financial statements................................................6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................................10


PART II   -   OTHER INFORMATION
-------------------------------

Item 1.       Legal Proceedings...................................................................................16

Item 4.       Submission of Matters to a Vote of Security Holders.................................................17

Item 6.       Exhibits and Reports on Form 8-K....................................................................17

              Signatures..........................................................................................18


                               OVERLAND DATA, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              1999        1998
                                                            --------    --------
Net sales:
       Product sales ....................................   $ 22,645    $ 24,372
       Royalties ........................................        200        --
                                                            --------    --------
          Total net sales ...............................     22,845      24,372

Cost of goods sold ......................................     16,603      16,956
                                                            --------    --------

Gross profit ............................................      6,242       7,416
                                                            --------    --------

Operating expenses:
       Sales and marketing ..............................      3,132       2,789
       Research and development .........................      1,599       1,368
       General and administrative .......................      1,618       1,321
                                                            --------    --------

          Total operating expenses ......................      6,349       5,478
                                                            --------    --------

Income (loss) from operations ...........................       (107)      1,938

Other income (expense):
       Interest, net ....................................        175         236
       Other income (expense), net ......................         (4)         35
                                                            --------    --------

Income before income taxes ..............................         64       2,209

Provision for income taxes ..............................         25         861
                                                            --------    --------

Net income ..............................................   $     39    $  1,348
                                                            --------    --------
                                                            --------    --------

Earnings per share:
       Basic ............................................   $   0.00    $   0.13
                                                            --------    --------
                                                            --------    --------
       Diluted ..........................................   $   0.00    $   0.12
                                                            --------    --------
                                                            --------    --------

Number of shares used in computing earnings per share:
       Basic ............................................     10,088      10,540
                                                            --------    --------
                                                            --------    --------
       Diluted ..........................................     10,589      10,895
                                                            --------    --------
                                                            --------    --------



See accompanying notes to consolidated condensed financial statements.

                               OVERLAND DATA, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                                  SEPTEMBER 30,   JUNE 30,
                                                                      1999          1999
                                                                    --------      --------
ASSETS:                                            .               (unaudited)
Current assets:
        Cash and cash equivalents ...............................   $ 16,061      $ 16,199
        Accounts receivable, less allowance for doubtful accounts
              and returns of $893 and $885, respectively ........     12,437        13,885

        Inventories .............................................     18,268        17,704
        Deferred income taxes ...................................      1,375         1,375
        Other current assets ....................................      2,230         2,136
                                                                    --------      --------

                     Total current assets .......................     50,371        51,299

Property and equipment, net .....................................      4,491         4,657
Other assets ....................................................        331           274
                                                                    --------      --------
                                                                    $ 55,193      $ 56,230
                                                                    --------      --------
                                                                    --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
        Accounts payable ........................................   $  5,621      $  5,615
        Accrued liabilities .....................................      2,029         2,876
        Accrued payroll and employee compensation ...............      1,574         1,827
                                                                    --------      --------

                     Total current liabilities...................      9,224        10,318

Deferred income taxes ...........................................        441           441
Other liabilities ...............................................        768           664
                                                                    --------      --------

                     Total liabilities ..........................     10,433        11,423
                                                                    --------      --------

Shareholders' equity:
        Common stock, no par value, 25,000,000 shares
              authorized; 10,093,166 and 10,089,668 shares
              issued and outstanding, respectively...............     30,774        31,030
        Accumulated other comprehensive income (loss) ...........        111           (59)
        Retained earnings .......................................     13,875        13,836
                                                                    --------      --------

                     Total shareholders' equity..................     44,760        44,807
                                                                    --------      --------

                                                                    $ 55,193      $ 56,230
                                                                    --------      --------
                                                                    --------      --------



See accompanying notes to consolidated condensed financial statements.

                               OVERLAND DATA, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                       1999       1998
                                                                    ---------   --------
OPERATING ACTIVITIES:
        Net income ..............................................   $     39    $  1,348
        Adjustments to reconcile net income to cash
        provided by operating activities:
              Depreciation and amortization .....................        405         335
              Gain on disposal of assets ........................          5          --
              Changes in operating assets and liabilities:
                   Accounts receivable ..........................      1,448       3,037
                   Inventories ..................................       (564)       (527)
                   Other assets .................................       (151)        (16)
                   Accounts payable and accrued liabilities .....       (737)        396
                   Accrued payroll and employee compensation ....       (253)        (20)
                                                                    --------    --------
                        Net cash provided by operating activities        192       4,553

INVESTING ACTIVITIES:
        Capital expenditures ....................................       (244)       (190)
                                                                    --------    --------

                        Net cash used in investing activities ...       (244)       (190)
                                                                    --------    --------

FINANCING ACTIVITIES:
        Proceeds from exercise of stock options .................          3          32
        Stock repurchases .......................................       (415)       (621)
        Net proceeds from issuance of common stock ..............        156         176
                                                                    --------    --------

                        Net cash used in financing activities ...       (256)       (413)
                                                                    --------    --------

Effect of exchange rate changes on cash .........................        170          18
                                                                    --------    --------

Net (decrease) increase in cash and cash equivalents ............       (138)      3,968
Cash and cash equivalents at the beginning of the period ........     16,199      15,550
                                                                    --------    --------

Cash and cash equivalents at the end of the period ..............   $ 16,061    $ 19,518
                                                                    --------    --------
                                                                    --------    --------



See accompanying notes to consolidated condensed financial statements.

                              OVERLAND DATA, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Overland Data, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Company's first fiscal quarter ends on the Sunday closest to September 30. For ease of presentation, the Company's first fiscal quarter end is deemed to be September
30. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 on file with the Securities and Exchange Commission.


NOTE 2 -- NET INCOME PER SHARE

Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to $705,000 and $952,000 for the three months ended September 30, 1999 and 1998, respectively.

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           1999       1998
                                                          ------     -------
                                                             (unaudited)
                  Net income ...........................  $    39     $ 1,348
                                                          -------     -------
                                                          -------     -------

                  BASIC EPS:
                       Weighted average number of common
                        stock shares outstanding .......   10,088      10,540
                                                          -------     -------
                                                          -------     -------
                  Basic earnings per share .............  $  0.00     $  0.13
                                                          -------     -------
                                                          -------     -------

                  DILUTED EPS:
                       Weighted average number of common
                       stock shares outstanding ........   10,088      10,540

                       Common stock equivalents from the
                       issuance of options using the
                       treasury stock method ...........      501         355
                                                          -------     -------

                                                           10,589      10,895
                                                          -------     -------
                                                          -------     -------
                  Diluted earnings per share ...........  $  0.00     $  0.12
                                                          -------     -------
                                                          -------     -------


NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to the accumulated other comprehensive income account within shareholders' equity.

Comprehensive income for the three months ended September 30, 1999 and 1998 was as follows (in thousands):


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                     1999     1998
                                                    ------   ------
                                                      (unaudited)
              Net income ........................   $   39   $1,348
              Foreign currency translation effect      170       18
                                                    ------   ------
              Comprehensive income ..............   $  209   $1,366
                                                    ------   ------
                                                    ------   ------



NOTE 4 -- INVENTORIES

Inventories consist of the following (in thousands):


                                         SEPTEMBER 30,     JUNE 30,
                                             1999            1999
                                           -------         -------
                                             (unaudited)
              Raw materials ............   $ 9,455         $ 9,119
              Work-in-process ..........     3,356           3,074
              Finished goods ...........     5,457           5,511
                                           -------         -------
                                           $18,268         $17,704
                                           -------         -------
                                           -------         -------



NOTE 5 --  LITIGATION

The Company, its directors and certain of its officers were named as defendants in two class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purported to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints alleged that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its Registration Statement on Form S-1, which the Securities and Exchange Commission declared effective on February 21, 1997. The plaintiffs sought rescission of their share purchases or rescissory damages if their shares had been sold, as well as attorneys' fees and other costs and expenses. The Shareholder who filed the first of these two lawsuits was appointed to serve as the lead plaintiff on September 29, 1998, and on December 17, 1998, the court certified the shareholder class, allowing the litigation to proceed as a class action.

The defendants answered the lead plaintiff's First Amended Complaint, denying all material allegations and disavowing any wrongdoing. Factual discovery is complete, but expert depositions were stayed by the court pending the conduct of settlement conferences. No trial date has been scheduled by the court.

On September 24, 1999, the lead plaintiff and the defendants reached an agreement in principle to settle the entire litigation, and that agreement was memorialized in a Memorandum of Understanding dated October 4, 1999. The settlement is subject to negotiation of a definitive agreement and final approval by the court. It is expected that a Stipulation of Settlement will be finalized for filing with the court in November 1999, at which time the court will be asked to schedule a hearing for final approval in early 2000. In the interim, the litigation remains stayed.

The Company maintains directors' and officers' liability insurance to cover the settlement payment contemplated by the Memorandum of Understanding, less certain unreimbursed defense costs. As a result, the Company incurred a one-time, pre-tax charge of $242,000 for the fiscal quarter ended September 30, 1999.

In July 1998, a lawsuit was filed in the U.S. District Court for the District of Massachusetts alleging infringement by the Company related to its use of the "GUTS" and "Guaranteed Up Time Service" trademarks. The lawsuit is currently in the course of discovery. Management believes that the disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations.

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

The Company's future success also will depend on its ability to develop, manufacture and market new and enhanced products on a timely and cost effective basis, including products and licensing agreements related to the Company's new Variable Rate Randomizer ("VR2") encoding technology. Although the Company has now entered into licensing agreements with Tandberg Data ASA, Imation Corp. and Seagate, the later occurring in the second quarter of fiscal 2000, the success of VR2 depends on the success of the licensee's tape drives which ultimately incorporate VR2. Success of VR2 cannot be assured because of the potential difficulty of incorporating it into the electronics of new tape technology platforms, the possible introduction of competing techniques to enhance tape drive performance, and the uncertain market acceptance of VR2 enhanced tape drives.

The risks and uncertainties noted above, along with others which could materially and adversely affect the Company's business, are set forth more fully in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 on file with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net sales for the periods presented. The data has been derived from the Company's unaudited condensed consolidated financial statements.


                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                           1999      1998
                                                          ------    ------
             Net sales .................................  100.0%    100.0%
             Cost of goods sold ........................   72.7      69.6
                                                          -----     -----

             Gross profit ..............................   27.3      30.4
                                                          -----     -----
                                                          -----     -----
             Operating expenses:
                     Sales and marketing ...............   13.7      11.4
                     Research and development ..........    7.0       5.6
                     General and administrative ........    7.1       5.4
                                                          -----     -----
                        Total operating expenses .......   27.8      22.4
                                                          -----     -----
                                                          -----     -----
             Income (loss) from operations .............   (0.5)      8.0
             Other income (expense):
                     Interest, net .....................    0.8       1.0
                     Other income (expense), net .......    0.0       0.1
                                                          -----     -----

             Income before income taxes ................    0.3       9.1
             Provision for income taxes ................    0.1       3.5
                                                          -----     -----

             Net income ................................    0.2%      5.6%
                                                          -----     -----
                                                          -----     -----



FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     NET SALES. Net sales of $22.8 million in the first quarter of fiscal year 2000 were $1.6 million or 6.6% below net sales of $24.4 million in the comparable quarter of the prior fiscal year. Sales in the current quarter included $200,000 of royalty revenues from the Company's VR2 tape encoding technology. No such revenues were recorded in the prior year quarter. Improved sales during the first quarter of fiscal year 2000 of the Company's LibraryXpress products, distributed DLT tape drives, and spares and accessories were insufficient to offset the decline in shipments of mature products (36, 18, and 9-track products). Sales of the LibraryXpress product family increased by 50.4% from $11.3 million in the first quarter of fiscal year 1999 to $17.0 million in the first quarter of fiscal year 2000, primarily due to strong shipments to Compaq, the Company's largest customer. Sales of LibraryXpress products to Compaq grew 97.9% compared to the same quarter of the prior year. Sales to all customers of distributed DLT drives rose 16.7% from $1.2 million in the first quarter of fiscal year 1999 to $1.4 million in the first quarter of fiscal year 2000. Sales of the Company's mature 36-track products declined by 72.8% from $9.2 million (which included record shipments to OEM customers) in the first quarter of fiscal year 1999 to $2.5 million in the first quarter of fiscal year 2000. Sales of 9-track and 18-track products, which were discontinued by the Company at the end of fiscal 1999, amounted to $1.3 million in the first quarter of fiscal year 1999 and only $80,000 in the first quarter of fiscal year 2000.

A summary of the sales mix by product for the periods presented in the statement of operations follows:


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                            1999     1998
                                                           -----    -----
             Company products:
                 LibraryXpress ..........................   74.5%    46.3%
                 36-track ...............................   11.0     37.7
                 18-track ...............................    0.0      0.2
                 9-track ................................    0.4      5.3
                  Spare parts, controllers, other .......    6.9      5.5
                  VR2 royalties .........................    0.9      0.0

             Other products:
                  DLT distributed product ...............    6.3      5.0
                                                           -----    -----
                                                           100.0%   100.0%
                                                           -----    -----
                                                           -----    -----



     GROSS PROFIT. The Company's gross profit for the first quarter of fiscal year 2000 was $6.2 million, down 16.2% from $7.4 million in the first quarter of fiscal year 1999. As a percentage of sales, the gross margin of 27.3% in the first quarter of fiscal year 2000 was lower than the gross margin of 30.4% in the comparable quarter of the prior year. This margin decline from the prior year was the result of changes in customer and product mixes, primarily the decline in sales of mature products which carried higher margins.

     SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $3.1 million or 13.7% of net sales in the first quarter of fiscal year 2000 compared to $2.8 million or 11.4% of net sales in the first quarter of fiscal year 1999. The increased expenses in the current quarter are due primarily to higher sales personnel costs and marketing consultant fees.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $1.6 million or 7.0% of net sales in the first quarter of fiscal year 2000 compared to $1.4 million or 5.6% of net sales in the first quarter of fiscal year 1999. The increased expenses in the current quarter reflect personnel additions and higher development material costs related to new product development programs.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $1.6 million or 7.1% of net sales in the first quarter of fiscal year 2000 compared to $1.3 million or 5.4% of net sales in the first quarter of fiscal year 1999. The increase in expenses was the result of a one-time charge of $242,000 consisting of unreimbursed legal fees related to the settlement of the shareholder class action lawsuit that had been pending since March 1997.

     OTHER INCOME, NET. In the first quarter of the fiscal year 2000, net other income amounted to $171,000, comprised primarily of interest income of $175,000. This compared to net other income in the first quarter of fiscal year 1999 of $271,000, comprised primarily of interest income of $236,000 and foreign currency gains of $28,000. Reduced interest income in the current quarter reflects lower cash balances relative to the comparable quarter of the prior year.

     INCOME TAXES. The Company's effective tax rate in the first quarter of fiscal year 2000 was 39.8% compared to 39% in the first quarter of fiscal year 1999. The effective tax rate for all of fiscal year 1999 was 39.5% and is expected to remain unchanged for fiscal year 2000.

     NET INCOME. Net income amounted to $39,000 in the first quarter of fiscal year 2000 compared to $1.3 million in the first quarter of fiscal year 1999. Both diluted and basic net income per share for the first quarter of fiscal year 2000 was $0.0, down $0.12 and $0.13, respectively, from the comparable quarter of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 2000, the Company consumed $138,000 of cash. Cash uses included a $990,000 increase in accounts payable and accrued liabilities, $415,000 to repurchase shares of the Company's common stock pursuant to its share buyback program, and $244,000 invested in capital equipment. Partially offsetting these items was a decrease in accounts receivable of $1.4 million and a currency translation adjustment of $170,000. These activities, on an aggregate basis, decreased the Company's cash reserves to $16.1 million at September 30, 1999 compared to $16.2 million at June 30, 1999. The Company's working capital amounted to $41.1 million with no outstanding funded debt. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future.

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

The Company has now completed its year 2000 readiness work. Its approach included four major phases consisting of inventory, assessment, resolution and internal testing/certification.

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

The Company then focused on the year 2000 functionality of its internal computer systems and operating equipment. Overland completed its year 2000 preparations for its primary business systems in October 1997 when the Company replaced its internal enterprise wide computer system, which it believes to be year 2000 compliant. This system replacement included material forecasting, inventory management, manufacturing management, order administration, accounts payable, accounts receivable and financial management. The Company then undertook a year 2000 assessment of its secondary business systems, both information technology ("IT") and non-IT systems. This assessment is complete and no significant issues arose. The Company remedied all year 2000 issues as they were revealed. The Company has completed all remediation efforts and has also successfully completed all testing and certification.

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

The Company also worked closely with key customers to evaluate their readiness for year 2000 and performed site visits where deemed necessary. The ability of customers to deal with year 2000 issues may affect their operations and their ability to order and pay for products. Based on the level of risk assessed, the Company may develop contingency plans to address possible changes in customer order patterns. The Company does not know how year 2000 programs may impact customer spending patterns. As customers focus on preparing their business for the year 2000 in the near term, capital budgets may be spent on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. The Company does not know the resulting impact on its revenues at this time.

Overland believes that its most likely worst case scenario would be attributed to third party factors, rather than its internal systems and applications. Because the Company relies heavily on third parties to manufacture and transport products and services, a failure of third party systems could disrupt service, which could delay shipments of Overland's products.

Although not directly related to the year 2000 issue, the cost of installing and implementing the Company's new ERP system in October 1997 was approximately $1.5 million. The Company has had a policy since 1995 of purchasing year 2000 compliant products where possible. The Company has incurred less than $150,000 of other costs to address the year 2000 issue, amounting to less than 10% of the Company's IT budget. No significant system projects have been deferred due to the year 2000 program.

Based on its assessment and remediation efforts, the Company has not had any significant disruption to its operations or operating results as a result of year 2000 issues. The Company has taken all steps that it believes were appropriate to identify and resolve any year 2000 issues. However, there can be no assurance that the failure to ensure year 2000 capability by suppliers, service providers, customers, or other third parties would not have a material adverse affect on the Company's business, financial condition and results of operations.

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

The Company, its directors and certain of its officers were named as defendants in two class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purported to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints alleged that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its Registration Statement on Form S-1, which the Securities and Exchange Commission declared effective on February 21, 1997. The plaintiffs sought rescission of their share purchases or rescissory damages if their shares had been sold, as well as attorneys' fees and other costs and expenses. The Shareholder who filed the first of these two lawsuits was appointed to serve as the lead plaintiff on September 29, 1998, and on December 17, 1998, the court certified the shareholder class, allowing the litigation to proceed as a class action.

The defendants answered the lead plaintiff's First Amended Complaint, denying all material allegations and disavowing any wrongdoing. Factual discovery is complete, but expert depositions were stayed by the court pending the conduct of settlement conferences. No trial date has been scheduled by the court.

On September 24, 1999, the lead plaintiff and the defendants reached an agreement in principle to settle the entire litigation, and that agreement was memorialized in a Memorandum of Understanding dated October 4, 1999. The settlement is subject to negotiation of a definitive agreement and final approval by the court. It is expected that a Stipulation of Settlement will be finalized for filing with the court in November 1999, at which time the court will be asked to schedule a hearing for final approval in early 2000. In the interim, the litigation remains stayed.

The Company maintains directors' and officers' liability insurance to cover the settlement payment contemplated by the Memorandum of Understanding, less certain unreimbursed defense costs. As a result, the Company incurred a one-time, pre-tax charge of $242,000 for the fiscal quarter ended September 30, 1999.

In July 1998, a lawsuit was filed in the U.S. District Court for the District of Massachusetts alleging infringement by the Company related to its use of the "GUTS" and "Guaranteed Up Time Service" trademarks. The lawsuit is currently in the course of discovery. Management believes that the disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of fiscal year 2000.


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


                                            OVERLAND DATA, INC.

Date:  November 17, 1999                    By:  /s/  Vernon A. LoForti
                                                 ----------------------
                                                     Vernon A. LoForti
                                                     Vice President and
                                                     Chief Financial Officer