Form 10-Q
period 1999-12-31
OVERLAND DATA INC
filed 2000-02-16
CIK 889930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

                         Commission File Number: 0-22071

                               OVERLAND DATA, INC.
             (Exact name of registrant as specified in its charter)

               California                         95-3535285
   (State or other jurisdiction of      (IRS Employer Identification No.)
            incorporation)

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

As of February 14, 2000 there were 10,093,606 shares of the registrant's common stock, no par value, issued and outstanding.

                               OVERLAND DATA, INC.
                                    FORM 10-Q
                For the quarterly period ended December 31, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                           Number
                                                                           ------
PART I   -   FINANCIAL INFORMATION
----------------------------------

Item 1.       Financial Statements:

              Consolidated condensed statement of operations --
                   Three months and six months ended
                   December 31, 1999 and 1998................................. 3

              Consolidated condensed balance sheet --
                    December 31, 1999 and June 30, 1999....................... 4

              Consolidated condensed statement of cash flows --
                    Six months ended December 31, 1999 and 1998............... 5

              Notes to consolidated condensed financial statements............ 6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................11

PART II   -   OTHER INFORMATION
-------------------------------

Item 1.       Legal Proceedings...............................................19

Item 4.       Submission of Matters to a Vote of Security Holders.............21

Item 6.       Exhibits and Reports on Form 8-K................................21

              Signatures......................................................22

                               OVERLAND DATA, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 DECEMBER 31,                      DECEMBER 31,
                                             1999             1998             1999            1998
                                           -------          -------          -------          -------
Net revenues:
      Product sales .............          $27,469          $24,240          $50,114          $48,612
      Royalties .................                -                -              200                -
                                           -------          -------          -------          -------
         Total net revenues .....           27,469           24,240           50,314           48,612

Cost of goods sold ..............           20,493           16,927           37,096           33,883
                                           -------          -------          -------          -------
Gross profit ....................            6,976            7,313           13,218           14,729
                                           -------          -------          -------          -------

Operating expenses:
      Sales and marketing .......            3,244            3,015            6,376            5,803
      Research and development ..            1,646            1,219            3,245            2,587
      General and administrative             1,346            1,208            2,964            2,529
                                           -------          -------          -------          -------
         Total operating expenses            6,236            5,442           12,585           10,919
                                           -------          -------          -------          -------

Income from operations ..........              740            1,871              633            3,810

Other income:
      Interest, net .............              199              221              374              457
      Other income, net .........               68               77               64              112
                                           -------          -------          -------          -------

Income before income taxes ......            1,007            2,169            1,071            4,379
Provision for income taxes ......              398              854              423            1,716
                                           -------          -------          -------          -------

Net income ......................          $   609          $ 1,315          $   648          $ 2,663
                                           =======          =======          =======          =======

Earnings per share:

      Basic .....................          $  0.06          $  0.13          $  0.06          $  0.26
                                           =======          =======          =======          =======
      Diluted ...................          $  0.06          $  0.12          $  0.06          $  0.25
                                           =======          =======          =======          =======

Number of shares used in
computing earnings per share:

      Basic .....................           10,064           10,232           10,069           10,386
                                           =======          =======          =======          =======
      Diluted ...................           10,493           10,563           10,410           10,669
                                           =======          =======          =======          =======

  See accompanying notes to consolidated condensed financial statements.

                               OVERLAND DATA, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                          DECEMBER 31,         JUNE 30,
                                                                             1999                1999
                                                                        -------------        -----------
                                                                         (unaudited)
ASSETS:
Current assets:
        Cash and cash equivalents ...............................          $ 17,992           $ 16,199
        Accounts receivable, less allowance for doubtful accounts
              and returns of $893 and $885, respectively ........            16,528             13,885
        Inventories .............................................            14,411             17,704
        Deferred income taxes ...................................             1,375              1,375
        Other current assets ....................................             1,811              2,136
                                                                           --------           --------

                     Total current assets .......................            52,117             51,299


Property and equipment, net .....................................             4,172              4,657
Intangible and other assets .....................................               355                274
                                                                           --------           --------

                                                                           $ 56,644           $ 56,230
                                                                           ========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
        Accounts payable ........................................          $  5,845           $  5,615
        Accrued liabilities .....................................             2,991              2,876
        Accrued payroll and employee compensation ...............             1,224              1,827
                                                                           --------           --------

                     Total current liabilities ..................            10,060             10,318


Deferred income taxes ...........................................               441                441
Other liabilities ...............................................               873                664
                                                                           --------           --------

                     Total liabilities ..........................            11,374             11,423
                                                                           --------           --------

Shareholders' equity:
        Common stock, no par value, 25,000,000 shares
              authorized; 10,070,306 and 10,089,668 shares
              issued and outstanding, respectively ..............            30,808             31,030
        Accumulated other comprehensive loss ....................               (22)               (59)
        Retained earnings .......................................            14,484             13,836
                                                                           --------           --------

                     Total shareholders' equity .................            45,270             44,807
                                                                           --------           --------

                                                                           $ 56,644           $ 56,230
                                                                           ========           ========

See accompanying notes to consolidated condensed financial statements.

                               OVERLAND DATA, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                             1999               1998
                                                                          ------------       ----------
OPERATING ACTIVITIES:
        Net income ..............................................          $    648           $  2,663
        Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
              Depreciation and amortization .....................               752                678
              Changes in operating assets and liabilities:
                   Accounts receivable ..........................            (2,643)             1,653
                   Inventories ..................................             3,293              1,354
                   Other assets .................................               244               (113)
                   Accounts payable and accrued liabilities .....               554             (2,171)
                   Accrued payroll and employee compensation ....              (603)               456
                                                                           --------           --------

                        Net cash provided by operating activities             2,245              4,520

INVESTING ACTIVITIES:
        Capital expenditures ....................................              (267)              (496)
                                                                           --------           --------

                        Net cash used in investing activities ...              (267)              (496)
                                                                           --------           --------

FINANCING ACTIVITIES:
        Proceeds from exercise of stock options .................                37                 45
        Stock repurchases .......................................              (415)            (2,596)
        Net proceeds from issuance of common stock ..............               156                176
                                                                           --------           --------

                        Net cash used in financing activities ...              (222)            (2,375)
                                                                           --------           --------

Effect of exchange rate changes on cash .........................                37                  3
                                                                           --------           --------

Net increase in cash and cash equivalents .......................             1,793              1,652
Cash and cash equivalents at the beginning of the period ........            16,199             15,550
                                                                           --------           --------

Cash and cash equivalents at the end of the period ..............          $ 17,992           $ 17,202
                                                                           ========           ========

See accompanying notes to consolidated condensed financial statements.

                                OVERLAND DATA, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION
-------------------------------

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

NOTE 2 -- NET INCOME PER SHARE
------------------------------

Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 77,000 and 380,000 at December 31, 1999 and 1998, respectively.

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    DECEMBER 31,                 DECEMBER 31,
                                                1999           1998           1999           1998
                                              -------        -------        -------        -------
                                                                  (unaudited)
Net income ...........................        $   609        $ 1,315        $   648        $ 2,663
                                              =======        =======        =======        =======

BASIC EPS:
     Weighted average number of common
      shares outstanding .............         10,064         10,232         10,069         10,386
                                              =======        =======        =======        =======

Basic earnings per share .............        $  0.06        $  0.13        $  0.06        $  0.26
                                              =======        =======        =======        =======


DILUTED EPS:
     Weighted average number of common
     shares outstanding ..............         10,064         10,232         10,069         10,386

     Common stock equivalents from the
     issuance of options using the
     treasury stock method ...........            429            331            341            283
                                              -------        -------        -------        -------

                                               10,493         10,563         10,410         10,669
                                              =======        =======        =======        =======

Diluted earnings per share ...........        $  0.06        $  0.12        $  0.06        $  0.25
                                              =======        =======        =======        =======


NOTE 3 - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to the accumulated other comprehensive income account within shareholders' equity.

Comprehensive income for the three months and six months ended December 31, 1999 and 1998 was as follows (in thousands):

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        DECEMBER 31,                          DECEMBER 31,
                                                   1999              1998               1999               1998
                                              ---------------    --------------     --------------    ---------------
                                                                           (unaudited)
Net income...............................          $  609           $ 1,315             $  648            $ 2,663

Foreign currency translation effect......            (133)              (16)                37                  3
                                              ===============    ==============     ==============    ===============
Comprehensive income.....................          $  476           $ 1,299             $  685            $ 2,666
                                              ===============    ==============     ==============    ===============


NOTE 4 -- INVENTORIES
---------------------

Inventories consist of the following (in thousands):

                               DECEMBER 31,                JUNE 30,
                                  1999                      1999
                           --------------------      --------------------
                               (unaudited)
Raw materials........           $    7,690                $    9,119

Work-in-process......                2,730                     3,074

Finished goods.......                3,991                     5,511
                           ====================      ====================
                                $   14,411                $   17,704
                           ====================      ====================


NOTE 5 --  LITIGATION
---------------------

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

The defendants answered the lead plaintiff's First Amended Complaint, denying all material allegations and disavowing any wrongdoing. Factual discovery was completed, but expert depositions were stayed by the court pending the conduct of settlement conferences.

On September 24, 1999, the lead plaintiff and the defendants reached an agreement in principle to settle the entire litigation, and that agreement was memorialized in a Memorandum of Understanding dated October 4, 1999. The litigants negotiated a Stipulation of Settlement that set forth the final terms and conditions governing resolution of the class action law suit. The court preliminarily approved this Stipulation of Settlement and ordered that the members of the class be notified of the pendency of the settlement and be given the opportunity to withdraw from its application. The class members have until February 18, 2000 to withdraw and/or to submit in writing any objections regarding the terms of the settlement or the attorneys' fees sought by their counsel. The court will conduct a hearing on March 6, 2000 to resolve any such objections, set the amount of attorneys' fees that the court will award, and determine whether the settlement is fair and reasonable to the class members. If the court approves the Stipulation of Settlement, then the class members will have until April 7, 2000 to submit claim forms for reimbursement.

The Company maintains directors' and officers' liability insurance to cover the settlement payment contemplated by the Stipulation of Settlement, less certain unreimbursed defense costs. As a result, the Company incurred a one-time, pre-tax charge of $248,000 for the fiscal quarter ended September 30, 1999.

In July 1998, a lawsuit was filed in the U.S. District Court for the District of Massachusetts alleging infringement by the Company related to its use of the "GUTS" and "Guaranteed Up Time Service" trademarks. Written discovery in the lawsuit has closed. The court has scheduled a hearing for April 18, 2000 on the Company's pending motion for summary judgement. Management believes that the disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 6 -- SUBSEQUENT EVENT
--------------------------

On January 10, 2000, the Company announced that it had signed an asset purchase agreement with Tecmar Technologies International, Inc. and two of its wholly-owned subsidiaries, under which the Company would acquire from Tecmar substantially all inventories, fixed assets, supplies, intellectual property, trademarks and Internet addresses for approximately $3 million in cash. Tecmar, based in Longmont, Colorado, develops and manufactures entry-level tape storage solutions for the network storage environment. Tecmar generated approximately $24 million in revenue in the twelve month period ended October 31, 1999 and currently has about 40 employees. Under the terms of the asset purchase agreement, the Tecmar entities have filed for bankruptcy protection. The Company will acquire the assets from Tecmar on a discounted basis free and clear of all liens, interests and claims pursuant to a bankruptcy court order, and will assume no liabilities of Tecmar other than ordinary course customer warranty claims. Completion of the acquisition is expected in late February 2000 and is subject to bankruptcy court approval and an overbid process. Overland

Data and Tecmar previously announced they had entered into a joint development agreement to design and manufacture high-performance Travan* and Travan NS* tape drives incorporating Overland's proprietary Variable Rate Randomizer ("VR2") technology.

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

Advanced technology companies such as Overland Data are subject to numerous risks and uncertainties, generally characterized by rapid technological change and other highly competitive factors. In such an environment, the Company's future success will depend on its ability to develop, manufacture and market new and enhanced products on a timely and cost effect basis.

The Company's future revenue and operating results depend on gaining further market acceptance for its LibraryXpress line of automated tape libraries and its ability to manufacture sufficient product to satisfy demand. Additionally, the Company's revenues are highly dependent upon the level of sales to Compaq Computer Corporation, which comprised 43% of the Company's revenues in the quarter ended December 31, 1999. Although Compaq is the primary customer for this product line, Compaq is not required to purchase minimum quantities and its orders can fluctuate from quarter to quarter.

The LibraryXpress products incorporate a line of DLT tape drives supplied by Quantum Corporation, which had been the sole source for DLT tape technology. At certain times in the past, the Company has not obtained an adequate supply of such drives and there can be no assurance that such supply interruptions will not recur. In September 1998, Quantum announced that it had entered into a manufacturing license and marketing agreement with Tandberg Data ASA, through which Tandberg became an independent second source of DLT tape drives. Tandberg commenced full production of DLT7000 drives on September 1, 1999, a factor that has reduced the Company's dependence on Quantum.

The Company's TapeXpress line of legacy 36-track products have lessened in importance over the last year and represented only 13% of the Company's sales in the first half of fiscal year 2000. IBM is the Company's primary customer for this product line, however, IBM is not required to purchase minimum quantities pursuant to the supply arrangement, and IBM's orders can fluctuate from quarter to quarter.

The value of the Company's new Variable Rate Randomizer (VR2) encoding technology is not determinable at this time. Although the Company has now entered into licensing agreements with Tandberg Data ASA, Imation Corp. and Seagate Technology, Inc., as well as a joint development agreement with Tecmar Technologies, Inc. (the Seagate and Tecmar Technologies agreements were signed in the second quarter of fiscal year 2000), the success of VR2 depends on the success of the licensee's tape drives, which ultimately incorporate VR2. Success of VR2 cannot be assured because of the potential difficulty of incorporating it into the electronics of new tape technology platforms, the possible introduction of competing techniques to enhance tape drive performance, and the uncertain market acceptance of VR2 enhanced tape drives. The risks and uncertainties noted above, along with others which could materially and adversely affect the Company's business, are set forth more fully in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net revenues for the periods presented. The data has been derived from the Company's unaudited condensed consolidated financial statements.

                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     DECEMBER 31,                       DECEMBER 31,
                                               1999              1998              1999              1998
                                              -----             -----             -----             -----
Net revenues ...................              100.0%            100.0%            100.0%            100.0%
Cost of goods sold .............               74.6              69.8              73.7              69.7
                                              -----             -----             -----             -----
Gross profit ...................               25.4              30.2              26.3              30.3
                                              -----             -----             -----             -----

Operating expenses:
     Sales and marketing .......               11.8              12.4              12.7              11.9
     Research and development ..                6.0               5.0               6.4               5.3
     General and administrative                 4.9               5.0               5.9               5.2
                                              -----             -----             -----             -----
        Total operating expenses               22.7              22.4              25.0              22.4
                                              -----             -----             -----             -----

Income from operations .........                2.7               7.8               1.3               7.9
Other income (expense):
     Interest, net .............                0.7               0.9               0.7               0.9
     Other income, net .........                0.2               0.3               0.1               0.2
                                              -----             -----             -----             -----

Income before income taxes .....                3.6               9.0               2.1               9.0
Provision for income taxes .....                1.4               3.5               0.8               3.5
                                              -----             -----             -----             -----

Net income .....................                2.2%              5.5%              1.3%              5.5%
                                              =====             =====             =====             =====


FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

     NET REVENUES. Net revenues of $27.5 million in the second quarter of fiscal year 2000 were $3.3 million or 13.3% above net revenues of $24.2 million in the comparable quarter of the prior fiscal year. Improved sales during the second quarter of fiscal year 2000 of the Company's LibraryXpress products more than offset the decline in shipments of mature products (36, 18, and 9-track products). Sales of the LibraryXpress product family increased by 50.7% from $13.4 million in the second quarter of fiscal year 1999 to $20.2 million in the second quarter of fiscal year 2000, primarily due to strong shipments to Compaq Computer Corp., the Company's largest customer. Sales of LibraryXpress products to Compaq grew 153.7% compared to the same quarter of the prior year. Sales of the Company's mature 36-track products declined by 33.3% from $6.3 million in the second quarter of fiscal year 1999 to $4.2 million in the second quarter of fiscal year 2000. Sales of 9-track and 18-track products were discontinued by the Company at the end of fiscal year 1999 and therefore, no sales of these products were recorded in the second quarter of fiscal year 2000. Sales of distributed DLT drives dropped slightly from $1.5 million in the second quarter of fiscal year 1999 to $1.4 million in the second quarter of fiscal year 2000.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                            DECEMBER 31,                           DECEMBER 31,
                                                       1999             1998                1999               1998
                                                   -------------    --------------      --------------   ------------------
     Company products:
        LibraryXpress.........................         73.7%             55.1%               74.0%                51.2%
        36-track..............................         15.2              25.9                13.3                 31.8
        18-track..............................            -               0.2                   -                  0.2
        9-track...............................            -               6.1                 0.2                  5.7
        Spare parts, controllers, other.......          6.1               6.4                 6.5                  5.4
        VR2 royalties.........................            -                 -                 0.4                    -

     Other products:
        DLT distributed product...............          5.0               6.3                 5.6                  5.7
                                                   =============    ==============      ==============   ==================
                                                      100.0%            100.0%              100.0%               100.0%
                                                   =============    ==============      ==============   ==================


     GROSS PROFIT. The Company's gross profit for the second quarter of fiscal year 2000 was $7.0 million, down 4.6% from $7.3 million in the second quarter of fiscal year 1999. As a percentage of net revenues, the gross margin of 25.4% in the second quarter of fiscal year 2000 was lower than the gross margin of 30.2% in the comparable quarter of the prior year. This decline was primarily the result of four factors: (1) a higher concentration of lower margin Compaq sales in the second quarter of fiscal year 2000 versus the second quarter of fiscal year 1999; (2) an expected decline in sales of higher margin legacy products; (3) a shift in the product mix sold to Compaq to lower margin configurations and; (4) pricing pressures on the Company's branded LibraryXpress products.

     SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $3.2 million or 11.8% of net revenues in the second quarter of fiscal year 2000 compared to $3.0 million or 12.4% of net revenues in the second quarter of fiscal year 1999. The increased expenses in the current quarter are due primarily to higher sales personnel costs and marketing consultant fees.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $1.6 million or 6.0% of net revenues in the second quarter of fiscal year 2000 compared to $1.2 million or 4.9% of net revenues in the second quarter of fiscal year 1999. The increased expenses in the current quarter reflect personnel additions and higher development material costs related to new product development programs.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $1.3 million or 4.9% of net revenues in the second quarter of fiscal year 2000 compared to $1.2 million or 5.0% of net revenues in the second quarter of fiscal year 1999. The increased expenses in the second quarter of fiscal year 2000 reflect additional legal fees.

     OTHER INCOME, NET. In the second quarter of the fiscal year 2000, net other income amounted to $267,000, comprised primarily of interest income of $199,000 and foreign currency gains of $68,000. This compared to net other income in the second quarter of fiscal year 1999 of $298,000, comprised primarily of interest income of $221,000 and foreign currency gains of $77,000.

     INCOME TAXES. The Company's effective tax rate in the second quarter of fiscal year 2000 was 39.5% compared to 39.4% in the second quarter of fiscal year 1999. The effective tax rate for all of fiscal year 1999 was 39.5% and is expected to remain unchanged for fiscal year 2000.

     NET INCOME. Net income amounted to $609,000 in the second quarter of fiscal year 2000 compared to $1.3 million in the second quarter of fiscal year 1999. Both diluted and basic net income per share for the second quarter of fiscal year 2000 was $0.06, down $0.06 and $0.07, respectively, from the comparable quarter of the prior year.

FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

     NET REVENUES. The Company's net revenues of $50.3 million in the fiscal 2000 first half grew by $1.7 million or 3.5% over revenues of $48.6 million in the comparable period of the prior year. Sales of the Company's LibraryXpress products grew from $24.9 million in the fiscal 1999 first half to $37.3 million in the fiscal 2000 first half, an increase of 49.8%. In total, the OEM business comprised 55.7% of revenues for the fiscal 2000 first half compared to 51.2% of revenues for the fiscal 1999 first half, due primarily to increased sales to Digital Equipment Corp./Compaq. The fiscal 2000 first half sales of controllers, spare parts, software and other products amounted to $3.3 million, an increase of 22.2% from the fiscal 1999 first half sales of $2.7 million. Finally, as expected, these gains were partially offset by declines in sales of the Company's mature 36-track, 18-track and 9-track products, which fell by a combined

62.8% from $18.3 million in the fiscal 1999 first half to $6.8 million in the fiscal 2000 first half.

     GROSS PROFIT. The Company's gross profit for the fiscal 2000 first half was $13.2 million, a 10.3% decrease from the $14.7 million reported in the fiscal 1999 first half. The gross margin percentage declined from 30.3% in the fiscal 1999 first half to 26.3% in the fiscal 2000 first half. This decline was due primarily to: (1) a higher concentration of lower margin Compaq sales in the fiscal 2000 first half versus the fiscal 1999 first half;
(2) an expected decline in sales of higher margin legacy products; (3) a shift in the product mix sold to Compaq to lower margin configurations and;
(4) pricing pressures on the Company's branded LibraryXpress products.

     SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $6.4 million or 12.7% of net revenues in the fiscal 2000 first half, compared to $5.8 million or 11.9% of net revenues in the fiscal 1999 first half. Growth in sales expenses of $252,000 was due primarily to wages of the new sales personnel hired to generate demand through our expanding European channel. The $321,000 increase in marketing expenses resulted primarily from increased advertising and promotion costs for new products, as well as higher marketing consulting fees.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $3.2 million or 6.4% of net revenues in the fiscal 2000 first half, compared to $2.6 million or 5.3% of net revenues in the fiscal 1999 first half. The increased expenses reflect personnel additions and higher development material costs related to new product development programs.

     GENERAL AND ADMINISTRATIVE. General and administrative expense amounted to $3.0 million or 5.9% of net revenues in the fiscal 2000 first half, compared to $2.5 million or 5.2% of net revenues in the fiscal 1999 first half. The increased expenses reflect additional legal fees, personnel additions and increased costs associated with the production of the Company's annual report.

     OTHER INCOME, NET. In the fiscal 1999 first half, net other income amounted to $569,000, comprised primarily of $457,000 in interest income and $106,000 in foreign currency gains, compared to net other income of $438,000 in the fiscal 2000 first half, consisting primarily of $374,000 in interest income and $51,000 in foreign currency gains.

     INCOME TAXES. The Company's effective tax rate in the first half of fiscal year 2000 was 39.5% compared to 39.2% in the first half of fiscal year 1999.

     NET INCOME. Net income amounted to $648,000 in the fiscal 2000 first half compared to $2.7 million in the fiscal 1999 first half. Diluted net income per share decreased to $.06 in the fiscal 2000 first half compared to $.25 in the first half of the prior year. Basic net income per share decreased from $.26 to $.06 in the same time periods.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal 2000 first half, the Company generated $1.8 million in cash, including $1.4 million in earnings before depreciation and amortization. Other major sources of cash included a $3.3 million decrease in inventories and $156,000 from the sale of stock under the Company's employee stock purchase plan. Primary uses of cash included a $2.6 million increase in accounts receivable, $415,000 to repurchase shares of the Company's stock pursuant to its share buyback program, and a $272,000 investment in capital equipment. The Company's cash reserves rose to $18.0 million at December 31, 1999, compared to $16.2 million at June 30, 1999. The Company's working capital amounted to $42.1 million, and it had no outstanding funded debt. Although the Company's current outlook does not require additional debt funding, on November 10, 1999, the Company renewed its bank line of credit of $5 million. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future.

YEAR 2000 COMPLIANCE

THIS STATEMENT IS INTENDED AS A YEAR 2000 READINESS DISCLOSURE.

The year 2000 computer issue arose because certain computer systems experienced problems handling dates in and beyond the year 1999. Consequently, some computer hardware and software needed to be modified prior to the year 2000 in order to remain functional. The widespread use and dependency on computer technology in all areas of modern commerce may pose significant risks to companies, including Overland, from year 2000 issues. These risks include potential disruptions or failures within products and operations of Overland and its suppliers, customers and service providers. Because a large part of the risk is indirect through suppliers, service providers and customers, the Company cannot accurately predict the impact of the year 2000 issue on the Company, its financial condition and results of operations.

The Company completed its year 2000 readiness work and to date has not experienced any problems incident to the date rollover. Its approach included four major phases consisting of inventory, assessment, resolution and internal testing/certification.

The Company first completed its analysis of its own internally manufactured products and concluded that none of the products sold by the Company had any date functionality built into it, with the exception of certain products that employed a display-only date/time function. This function, which is year 2000 compliant, allows the operator to set the LCD front panel display date and time from the front panel.

The Company then focused on the year 2000 functionality of its internal computer systems and operating equipment. Overland completed its year 2000 preparations for its primary business systems in October 1997 when the Company replaced its internal enterprise wide computer system, which it believes to be year 2000 compliant. This system replacement included material forecasting, inventory management, manufacturing management, order administration, accounts payable, accounts receivable and financial management. The Company then undertook a year 2000 assessment of its secondary business systems, both information technology ("IT") and non-IT systems. This assessment was completed and no significant issues arose. The Company remedied all year 2000 issues as they were revealed. The Company completed all remediation efforts and also successfully completed all testing and certification.

The Company's final year 2000 focus was on external elements. As indicated above, the Company's risk assessment included understanding the year 2000 readiness of its suppliers. The Company's risk assessment process associated with suppliers included soliciting and analyzing responses to questionnaires distributed to these suppliers, as well as web-site and SEC filing research, telephone surveys, and onsite interviews with certain critical suppliers. The Company completed interviews with all of its critical suppliers. All of the critical suppliers surveyed had year 2000 plans in place. No suppliers appeared to present any major year 2000 issues. All critical suppliers were certified.

The year 2000 readiness of the Company's key supplier, Quantum Corporation, was of particular importance. Quantum implemented a year 2000 compliance program using a resolution approach based on the U.S. General Accounting Office Year 2000 Assessment Guide. Quantum's program included the evaluation of all of its products and internal systems and a review of the readiness of its suppliers and service providers. On November 2, 1999, Quantum indicated in its Form 10-Q filing with the SEC that it had assessed, remedied, and certified all critical and key areas of their operations, including information, technology, operating equipment with embedded chips or software and products.

The Company also worked closely with key customers to evaluate their readiness for year 2000 and performed site visits where deemed necessary. The ability of customers to deal with year 2000 issues could have affected their operations and their ability to order and pay for products. Based on the level of risk assessed, the Company developed contingency plans to address possible changes in customer order patterns.

Although not directly related to the year 2000 issue, the cost of installing and implementing the Company's new ERP system in October 1997 was approximately $1.5 million. The Company has had a policy since 1995 of purchasing year 2000 compliant products where possible. The Company incurred less than $150,000 of other costs to address the year 2000 issue, amounting to less than 10% of the Company's IT budget. No significant system projects have been deferred due to the year 2000 program.

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

The defendants answered the lead plaintiff's First Amended Complaint, denying all material allegations and disavowing any wrongdoing. Factual discovery was completed, but expert depositions were stayed by the court pending the conduct of settlement conferences.

On September 24, 1999, the lead plaintiff and the defendants reached an agreement in principle to settle the entire litigation, and that agreement was memorialized in a Memorandum of Understanding dated October 4, 1999. The litigants negotiated a Stipulation of Settlement that set forth the final terms and conditions governing resolution of the class action law suit. The court preliminarily approved this Stipulation of Settlement and ordered that the members of the class be notified of the pendency of the settlement and be given the opportunity to withdraw from its application. The class members have until February 18, 2000 to withdraw and/or to submit in writing any objections regarding the terms of the settlement or the attorneys' fees sought by their counsel. The court will conduct a hearing on March 6, 2000 to resolve any such objections, set the amount of attorneys' fees that the court will award, and determine whether the settlement is fair and reasonable to the class members. If the court approves the Stipulation of Settlement, then the class members will have until April 7, 2000 to submit claim forms for reimbursement.

The Company maintains directors' and officers' liability insurance to cover the settlement payment contemplated by the Stipulation of Settlement, less certain unreimbursed defense costs. As a result, the Company incurred a one-time, pre-tax charge of $248,000 for the fiscal quarter ended September 30, 1999.

In July 1998, a lawsuit was filed in the U.S. District Court for the District of Massachusetts alleging infringement by the Company related to its use of the "GUTS" and "Guaranteed Up Time Service" trademarks.

Written discovery in the lawsuit has closed. The court has scheduled a hearing for April 18, 2000 on the Company's pending motion for summary judgement. Management believes that the disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 8, 1999, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders approved management's slate of directors and one additional proposal with the following vote distribution:

                ITEM                                AFFIRMATIVE    NEGATIVE    WITHHELD
                ----                                -----------    --------    --------
ELECTION OF BOARD MEMBERS
      Scott McClendon                                9,017,618                  120,892
      Martin D. Gray                                 9,063,669                   74,841
      William W. Otterson                            8,968,717                  169,793
      Peter Preuss                                   8,968,545                  169,965
      John A. Shane                                  9,062,569                   75,941

OTHER MATTERS
      Reappoint PriceWaterhouseCoopers LLP as
      independent auditors for fiscal year 2000      9,114,665       9,055       14,790


ITEM 6.  --  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1     Development, Manufacturing and License Agreement
                             between Overland Data and Tecmar Technologies Inc., dated September 1, 1999 (1) (2)
                  10.2     Supply Agreement between Overland Data and Seagate
                             Technology, Inc., dated November 5, 1999 (1)
                  10.3     Credit Agreement effective as of November 9, 1999
                             between Overland Data and Imperial Bank (1)

                  27.0     Financial Data Schedule

------------------

(1) The Company has requested confidential treatment for certain portions of this exhibit.

(2) The Development Manufacturing and License Agreement between Overland Data and Tecmar Technologies Inc. was executed on November 18, 1999.


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OVERLAND DATA, INC.

Date:  February 16, 2000                     By:  /s/  Vernon A. Loforti
                                                --------------------------
                                                 Vernon A. LoForti
                                                 Vice President and
                                                 Chief Financial Officer