Form 10-Q
period 2000-04-02
OVERLAND DATA INC
filed 2000-05-17
CIK 889930

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /  No /   /



As of May 15, 2000, there were 10,218,701 shares of the registrant's common stock, no par value, issued and outstanding.

                              OVERLAND DATA, INC.
                                   FORM 10-Q
                 For the quarterly period ended March 31, 2000

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
----------------------------------

Item 1.       Financial Statements:

              Consolidated condensed statement of operations -- Three months and nine months ended March 31, 2000 and 1999................................................3

              Consolidated condensed balance sheet --
                    March 31, 2000 and June 30, 1999........................................................4

              Consolidated condensed statement of cash flows -- Nine months ended March 31, 2000 and 1999...........................................................5

              Notes to consolidated condensed financial statements..........................................6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................11


Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................19


PART II   -   OTHER INFORMATION
-------------------------------

Item 1.       Legal Proceedings.............................................................................20

Item 4.       Submission of Matters to a Vote of Security Holders...........................................20

Item 6.       Exhibits and Reports on Form 8-K..............................................................21

              Signatures....................................................................................21

                            OVERLAND DATA, INC.
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                               MARCH 31,                MARCH 31,
                                                           2000        1999         2000        1999
                                                        -----------  ----------  ----------  ----------
Net revenues:
      Product sales ..................................     $34,348     $22,048     $84,462     $70,660
      Royalties ......................................           6         215         206         215
                                                           -------     -------     -------     -------
         Total net revenues ..........................      34,354      22,263      84,668      70,875

Cost of goods sold ...................................      25,529      15,741      62,625      49,624
                                                           -------     -------     -------     -------
Gross profit .........................................       8,825       6,522      22,043      21,251
                                                           -------     -------     -------     -------

Operating expenses:
      Sales and marketing ............................       3,587       2,966       9,963       8,769
      Research and development .......................       2,027       1,305       5,272       3,892
      General and administrative .....................       1,500       1,282       4,464       3,811
                                                           -------     -------     -------     -------
         Total operating expenses ....................       7,114       5,553      19,699      16,472
                                                           -------     -------     -------     -------

Income from operations ...............................       1,711         969       2,344       4,779

Other income:
      Interest, net ..................................         171         188         545         645
      Other income, net ..............................          37          56         101         168
                                                           -------     -------     -------     -------

Income before income taxes ...........................       1,919       1,213       2,990       5,592
Provision for income taxes ...........................         758         477       1,181       2,193
                                                           -------     -------     -------     -------
Net income ...........................................     $ 1,161     $   736     $ 1,809     $ 3,399
                                                           =======     =======     =======     =======
Earnings per share:

      Basic ..........................................     $  0.11     $  0.07     $  0.18     $  0.33
                                                           =======     =======     =======     =======
      Diluted ........................................     $  0.11     $  0.07     $  0.17     $  0.32
                                                           =======     =======     =======     =======

Number of shares used in computing earnings per share:

      Basic ..........................................      10,118      10,100      10,087      10,291
                                                           =======     =======     =======     =======
      Diluted ........................................      10,984      10,711      10,435      10,547
                                                           =======     =======     =======     =======

 See accompanying notes to consolidated condensed financial statements.

                            OVERLAND DATA, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEET
                  (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                               MARCH 31,      JUNE 30,
                                                                 2000           1999
                                                             -------------  -----------
                                                              (unaudited)
ASSETS:
Current assets:
        Cash and cash equivalents ........................     $ 13,994      $ 16,199
        Accounts receivable, less allowance for doubtful
           accounts and returns of $638 and $885,
           respectively...................................       22,770        13,885
        Inventories ......................................       19,439        17,704
        Deferred income taxes ............................        1,375         1,375
        Other current assets .............................        2,530         2,136
                                                               --------      --------
                     Total current assets ................       60,108        51,299

Property and equipment, net ..............................        4,702         4,657
Intangible and other assets ..............................          410           274
                                                               --------      --------
                                                               $ 65,220      $ 56,230
                                                               ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
        Accounts payable .................................     $ 10,968      $  5,615
        Accrued liabilities ..............................        3,535         2,876
        Accrued payroll and employee compensation ........        2,115         1,827
                                                               --------      --------
                     Total current liabilities ...........       16,618        10,318

Deferred income taxes ....................................          441           441
Other liabilities ........................................        1,381           664
                                                               --------      --------
                     Total liabilities ...................       18,440        11,423
                                                               --------      --------

Shareholders'equity:
        Common stock, no par value, 25,000,000 shares
           authorized; 10,198,701 and 10,089,668 shares
           issued and outstanding, respectively ..........       31,197        31,030
        Accumulated other comprehensive loss .............          (62)          (59)
        Retained earnings ................................       15,645        13,836
                                                               --------      --------
                     Total shareholders' equity ..........       46,780        44,807
                                                               --------      --------
                                                               $ 65,220      $ 56,230
                                                               ========      ========


  See accompanying notes to consolidated condensed financial statements.

                               OVERLAND DATA, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            2000          1999
                                                                         ----------    ----------
OPERATING ACTIVITIES:
        Net income ..................................................     $  1,809      $  3,399
        Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
           Depreciation and amortization ............................        1,179         1,022
           Changes in operating assets and liabilities:
                Accounts receivable .................................       (8,885)          299
                Inventories .........................................        1,675         1,602
                Accounts payable and accrued liabilities ............        6,729        (2,234)
                Accrued payroll and employee compensation ...........          288           263
                Other ...............................................         (530)         (326)
                                                                          --------      --------
                   Net cash provided by operating activities ........        2,265         4,025
                                                                          --------      --------
INVESTING ACTIVITIES:
        Capital expenditures ........................................       (1,223)         (866)
        Acquisition of certain Tecmar assets ........................       (3,410)            0
                                                                          --------      --------
                   Net cash used in investing activities ............       (4,633)         (866)
                                                                          --------      --------

FINANCING ACTIVITIES:
        Proceeds from exercise of stock options .....................          281            89
        Stock repurchases ...........................................         (415)       (2,631)
        Net proceeds from issuance of common stock ..................          300           338
                                                                          --------      --------
                   Net cash provided by (used in) financing
                      activities ....................................          166        (2,204)
                                                                          --------      --------
Effect of exchange rate changes on cash .............................           (3)          (40)
                                                                          --------      --------
Net increase (decrease) in cash and cash equivalents ................       (2,205)          915
Cash and cash equivalents at the beginning of the period ............       16,199        15,550
                                                                          --------      --------
Cash and cash equivalents at the end of the period ..................     $ 13,994      $ 16,465
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


NOTE 2 -- NET INCOME PER SHARE

Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 5,500 and 70,000 at March 31, 2000 and 1999, respectively.

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 MARCH 31,             DECEMBER 31,
                                             2000        1999        2000        1999
                                          ---------   ---------   ---------   ---------
                                                           (unaudited)
Net income ...........................     $ 1,161     $   736     $ 1,809     $ 3,399
                                           =======     =======     =======     =======

BASIC EPS:
     Weighted average number of common
      shares outstanding .............      10,118      10,100      10,087      10,291
                                           =======     =======     =======     =======
Basic earnings per share .............     $  0.11     $  0.07     $  0.18     $  0.33
                                           =======     =======     =======     =======

DILUTED EPS:
     Weighted average number of common
     shares outstanding ..............      10,118      10,100      10,087      10,291

     Common stock equivalents from the
     issuance of options using the
     treasury stock method ...........         866         611         348         256
                                           -------    --------    --------     -------
                                            10,984      10,711      10,435      10,547
                                           =======    ========    ========     =======

Diluted earnings per share ...........     $  0.11    $   0.07    $   0.17     $  0.32
                                           =======    ========    ========     =======


NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to the accumulated other comprehensive income account within shareholders' equity.

Comprehensive income for the three months and nine months ended March 13, 2000 and 1999 was as follows (in thousands):

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  MARCH 31,                 MARCH 31,
                                              2000         1999        2000          1999
                                           ---------    ---------    ---------    ---------
                                                             (unaudited)
Net income ............................     $ 1,161      $   736      $ 1,809      $ 3,399
Foreign currency translation effect ...          40          (40)          (3)         (43)
                                            -------      -------      -------      -------
Comprehensive income ..................     $ 1,201      $   693      $ 1,806      $ 3,359
                                            =======      =======      =======      =======


NOTE 4 -- INVENTORIES

Inventories consist of the following (in thousands):

                                        MARCH 31,      JUNE 30,
                                          2000           1999
                                      -------------   ---------
                                       (unaudited)

              Raw materials .....       $12,245        $ 9,119
              Work-in-process ...         3,265          3,074
              Finished goods ....         3,929          5,511
                                        -------        -------
                                        $19,439        $17,704
                                        =======        =======


NOTE 5 -- LITIGATION

The Company, its directors and certain of its officers were named as defendants in two class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purported to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints alleged that the defendants violated various federal securities laws through material misrepresentations and omissions in connection with the Company's initial public offering and its Registration Statement on Form S-1, which the Securities and Exchange Commission declared effective on February 21, 1997.

On September 24, 1999, the lead plaintiff and the defendants reached an agreement in principle to settle the entire litigation.

At a hearing held on March 6, 2000, the court determined the settlement was fair and reasonable to the class members, and approved the settlement. Given that no appeal was filed by April 6, 2000, the lawsuits have concluded.

The Company maintains directors' and officers' liability insurance to cover the settlement payment, as well as all costs of defense, less certain unreimbursed defense costs. As a result, the Company incurred a one-time, pre-tax charge of $248,000 for the fiscal quarter ended September 30, 1999.

In July 1998, a lawsuit was filed in the U.S. District Court for the District of Massachusetts alleging infringement by the Company related to its use of the "GUTS" and "Guaranteed Up Time Service" trademarks. All discovery in the lawsuit has now closed. The Company has filed a pending motion for summary judgment. The court has not yet set a hearing date for that motion. Management believes that the disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 6  --  ACQUISITION OF TECMAR ASSETS

On February 23, 2000, pursuant to an asset purchase agreement dated January 10, 2000, the Company purchased certain inventories, fixed assets, supplies, intellectual property, trademarks and Internet addresses (the "Acquisition") from Tecmar Technologies International, Inc. ("TTI") relating to its wholly-owned subsidiary, Tecmar Technologies, Inc. ("Tecmar"). Total consideration for the Acquisition amounted to approximately $3,410,000. The assets were acquired on a discounted basis free and clear of all liens, interests and claims pursuant to a bankruptcy court order, and the Company assumed no liabilities of Tecmar other than ordinary course customer warranty claims. Tecmar, based in Longmont, Colorado, develops and manufactures entry-level tape drives for the entry-level network storage market. The Company's reported statement of operations includes the results of Tecmar from the February 23, 2000 acquisition date.

The Company has recorded the acquisition using the purchase method of accounting. The consideration was all cash and has been allocated to the assets acquired and liabilities assumed based on their estimated fair values. As of May 16, 2000, the estimated fair value of the assets acquired exceed the total consideration paid and the Company has allocated this excess amount to first reduce the value of non-current assets to zero and then to negative goodwill. The negative goodwill is being amortized to reduce general and administrative expenses on a straight-line basis over 36 months, the estimated period of benefit. These allocations are preliminary as the Company still is in the process of evaluating the fair value of the assets acquired and liabilities assumed. The allocations do not reflect any nonrecurring costs that may be incurred to exit certain Tecmar activities, which cannot be reasonably estimated at this time.

The Company's preliminary estimate of values and of the allocation of purchase price are as follows:


                                                                      (In Thousands)
PURCHASE PRICE:
     Cash consideration ....................................              $ 3,239
     Acquisition expenses ..................................                  171
                                                                          -------
          Total ............................................                3,410 (a)
                                                                          -------

PRELIMINARY ALLOCATION OF PURCHASE PRICE:
     Fair value of identifiable tangible assets acquired ...                4,895
     Less fair value of liabilities assumed ................                 (402)
                                                                          -------
          Total ............................................                4,493 (b)
                                                                          -------

EXCESS OF FAIR VALUE OF ASSETS ACQUIRED AND
   LIABILITIES ASSUMED OVER PURCHASE PRICE (a) - (b) .......               (1,083)
   Allocation of excess to reduce non-current
     assets to zero value ..................................                  628
                                                                          -------

NEGATIVE GOODWILL RESIDUAL .................................              $  (455)
                                                                          =======


The following supplemental pro forma financial information is presented for illustrative purposes only. The pro forma results for the Company's fiscal year ended June 30, 1999 present the results for the Company as if the Acquisition occurred on July 1, 1998. The pro forma results for the nine months ended March 31, 2000 present the results for the Company as if the Acquisition occurred on July 1, 1999. Because TTI's fiscal year end was January 31 and the Company's fiscal year end is June 30, the supplemental pro forma information was prepared using TTI's results for the twelve months ended April 30, 1999 and for the nine months ended January 31, 2000, respectively, in order to bring Tecmar's results to a period within 93 days of the Company's fiscal year end. These pro forma results are not necessarily indicative of the results of the combined operations which actually would have been reported had the Acquisition occurred as of those dates, nor are they necessarily indicative of the Company's future financial results of operations.

                                                            JUNE 30,            MARCH 31,
                                                              1999                2000
                                                          -------------       ------------
       (In Thousands)                                               (unaudited)

       Net sales ..............................             $ 114,685           $  99,777
       Net income .............................                  (701)             (4,741)
       Diluted net loss per share .............                 (0.07)              (0.45)

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements usually contain the words "estimate," "anticipate," "expect," "plan" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail such risks and uncertainties as those set forth below, which could cause the Company's actual results to differ materially from those projected in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.

OVERVIEW

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

In March 1996,the Company introduced the LibraryXpress, a scalable automated tape library system incorporating DLT tape drives, and began shipping the LXB base module. Subsequently, the Company introduced the following modules as part of the same product line:

     -        the LXG global control unit;
     -        the LXC capacity module;
     -        the LXS MiniLibrary;
     -        the LoaderXpress;
     -        the MinilibraryXpress;
     -        the EnterpriseXpress.

The Company sells these products primarily to OEM partners, who integrate the Company's products into finished goods sold to end-users. The Company's sales are generated in part through its website, located at http://www.overlanddata.com.

The Company's second product line, TapeXpress, consists of 36-track products based on the IBM 3480/3490/3490E technologies. These technologies are maturing, and sales have declined as expected during the current fiscal year. The Company also distributes products manufactured by other OEM's and markets other items supplied by third parties including controller cards, interchange software, storage management software, spare parts and tape media.

The Company has licensed the proprietary tape encoding technology that it developed and patented under the name VR2 to Seagate Technology, Inc., Tandberg Data and Imation Corp., as well as a recent letter of intent with Storage Technology, Inc. OEM products using the Company's patented VR2 technology were shipped to customers beginning in the third quarter of this fiscal year. Finally, on February 23, 2000, the Company acquired various assets from Tecmar Technologies International, Inc., to support its market initiative to supply storage backup to small businesses.

RISK FACTORS

Advanced technology companies like Overland Data are subject to numerous risks and uncertainties, generally characterized by rapid technological change and other highly competitive factors. In such an environment, the Company's future success will depend on its ability to develop, manufacture and market new and enhanced products on a timely and cost effective basis.

The Company's future revenue and operating results depend on gaining further market acceptance for its LibraryXpress line of automated tape libraries, and on its ability to manufacture sufficient product to satisfy demand. Additionally, the Company's revenues are highly dependent upon the level of sales to Compaq Computer Corporation, which comprised 58% of the Company's revenues in the quarter ended March 31, 2000. Although Compaq is the primary customer for this product line, Compaq is not required to purchase minimum quantities and its orders can fluctuate from quarter to quarter.

The LibraryXpress products incorporate a line of DLT tape drives supplied by Quantum Corporation, which had been the sole source for DLT tape technology. At certain times in the past, the Company has not obtained an adequate supply of these drives and there can be no assurance that these supply interruptions will not recur. In September 1998, Quantum announced that it had entered into a manufacturing license and marketing agreement with Tandberg Data ASA, through which Tandberg became an independent second source of DLT tape drives. Tandberg commenced full production of DLT7000 drives on September 1, 1999, a factor that has reduced the Company's dependence on Quantum.

The Company's TapeXpress line of legacy 36-track products have lessened in importance over the prior fiscal year and represented only 12% of the Company's sales in the first nine months of fiscal year 2000. IBM is the Company's primary customer for this product line. However, IBM is not required to purchase minimum quantities pursuant to the supply arrangement, and IBM's orders can fluctuate from quarter to quarter.

The value of the Company's new Variable Rate Randomizer (VR(2)) encoding technology is not determinable at this time. Although the Company has now entered into licensing agreements with Tandberg Data ASA, Imation Corp. and Seagate

Technology, Inc., as well as a recent letter of intent with Storage Technology, Inc., the success of VR(2) depends on the success of the licensee's tape drives, which ultimately incorporate the VR(2) technology. Success of VR(2) cannot be assured because of the potential difficulty of incorporating it into the electronics of new tape technology platforms, the possible introduction of competing techniques to enhance tape drive performance, and the uncertain market acceptance of VR(2) enhanced tape drives.

The Company's model for conducting business and generating revenues from the sale of products over the Internet to other businesses is new and unproven. As a result, demand and market acceptance for the Company's products are subject to a high degree of uncertainty and risk. The Company is attempting to capitalize on a business model not currently implemented by all of its competitors. The Company cannot assure that businesses in the data storage industry will adopt its Internet solution for obtaining data storage products. If this new market fails to develop, develops more slowly than expected or becomes saturated with competitors, or the Company's products do not achieve or sustain market acceptance, then the Company's business could be harmed.

Mergers and acquisitions of high-technology companies are inherently risky. On February 23, 2000, the Company moved into the small-business, low-cost server backup market with its acquisition of TTI inventories, fixed assets, supplies, intellectual property, trademarks and Internet addresses. Acquisitions involve numerous risks, including the following:

- difficulties in integrating the acquired assets, operations, technologies and products;
- the diversion of management's attention from normal daily operations of the business;
- difficulties in completing projects associated with purchased in-process research and development;
- risks of entering markets in which the Company has no limited direct prior experience and where competitors in such markets have stronger market positions; and
- the potential loss of key employees related to the integration and operation of the acquired assets.

No assuance can be given that the Tecmar acquisition will be successful or that it will not materially adversely affect the Company's business, operating results or financial condition.

The risks and uncertainties noted above, along with others that could materially and adversely affect the Company's business, are set forth more fully in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net revenues for the periods presented. The data has been derived from the Company's unaudited condensed consolidated financial statements.

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            MARCH 31,                       MARCH 31,
                                                      2000            1999            2000            1999
                                                    -------         -------         -------         -------
Net revenues ........................                 100.0%          100.0%          100.0%          100.0%
Cost of goods sold ..................                  74.3            70.7            74.0            70.0
                                                      -----           -----           -----           -----
Gross profit ........................                  25.7            29.3            26.0            30.0
                                                      -----           -----           -----           -----

Operating expenses:
     Sales and marketing ............                  10.4            13.3            11.8            12.4
     Research and development .......                   5.9             5.9             6.2             5.5
     General and administrative .....                   4.4             5.8             5.3             5.4
                                                      -----           -----           -----           -----
        Total operating expenses .....                 20.7            25.0            23.3            23.3
                                                      -----           -----           -----           -----

Income from operations ..............                   5.0             4.3             2.7             6.7
Other income:
     Interest, net ..................                   0.5             0.8             0.7             0.9
     Other income, net ..............                   0.1             0.2             0.1             0.2
                                                      -----           -----           -----           -----

Income before income taxes ..........                   5.6             5.3             3.5             7.8
Provision for income taxes ..........                   2.2             2.1             1.4             3.1
                                                      -----           -----           -----           -----

Net income ..........................                   3.4%            3.2%            2.1%            4.7%
                                                      =====           =====           =====           =====


FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     NET REVENUES. Net revenues of $34.4 million in the third quarter of fiscal year 2000 were $12.1 million or 54.3% above net revenues of $22.3 million in the comparable quarter of the prior fiscal year. Improved sales during the third quarter of fiscal year 2000 of the Company's LibraryXpress and LoaderXpress products more than offset the decline in shipments of mature products (36, 18, and 9-track products). Sales of the LibraryXpress product family increased by 98.4% from $12.4 million in the third quarter of fiscal year 1999 to $24.6 million in the third quarter of fiscal year 2000, primarily due to strong shipments to Compaq Computer Corp., the Company's largest customer. Sales of LibraryXpress products to Compaq of $19.3 million grew 310.6% from sales of $4.7 million during the same quarter of the prior fiscal year. Sales of the Company's mature 36-track products declined by 28.6% from $4.4 million in the third quarter of fiscal year 1999 to $3.1 million in the third quarter of fiscal year 2000. Sales of LoaderXpress products increased 48.0% from $2.1 million in the third quarter of fiscal year 1999 to $3.1 million in the third quarter of fiscal year 2000. Sales of 9-track and 18-track products, which contributed $544,000 in revenues in the third quarter of fiscal year 1999, were discontinued at the end of fiscal year 1999 and, therefore, no sales of these products were recorded in the third quarter of fiscal year 2000. Sales of distributed DLT drives of $1.3 million were flat with the same quarter of the prior fiscal year, and the Company also recorded revenue of $719,000 in the quarter just completed through its recently established Tecmar subsidiary, which sells Travan, Ditto and DAT products worldwide. Tecmar recorded lower than expected sales of its Ditto-Registered Trademark- products.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         MARCH 31,                       MARCH 31,
                                                   2000            1999            2000            1999
                                                  ------          ------          -----           ------
 Company products:
    LibraryXpress ......................           71.7%           55.8%           67.0%           47.3%
    LoaderXpress .......................            9.0             9.4             9.8             8.2
    36-track ...........................            9.1            19.6            11.6            28.0
    18-track ...........................             --              --              --             0.1
    9-track ............................             --             2.4             0.1             4.7
    Spare parts, controllers, other ....            4.4             6.1             5.6             5.7
    Travan/Ditto/DAT ...................            2.1              --             0.9             --
    VR2 ................................             --             1.0             0.2             0.3

Other products:
     DLT distributed product ...........            3.7             5.7             4.8             5.7
                                                  -----           -----           -----           -----
                                                  100.0%          100.0%          100.0%          100.0%
                                                  =====           =====           =====           =====

     GROSS PROFIT. The Company's gross profit for the third quarter of fiscal year 2000 was $8.8 million, up 35.3% from $6.5 million in the third quarter of fiscal year 1999. As a percentage of net revenues, the gross margin of 25.7% in the third quarter of fiscal year 2000 was lower than the gross margin of 29.3% in the comparable quarter of the prior fiscal year. This decline was primarily the result of three factors: (1) a higher concentration of lower margin Compaq sales in the third quarter of fiscal year 2000 compared to the third quarter of fiscal year 1999; (2) an expected decline in sales of higher margin legacy products; and (3) reduced sales of the Company's branded products in its other sales channels.

     SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $3.6 million or 10.4% of net revenues in the third quarter of fiscal year 2000 compared to $3.0 million or 13.3% of net revenues in the third quarter of fiscal year 1999. The increased expenses in the current quarter are due primarily to higher sales personnel costs and promotional spending, as well as the consolidation of expenses at Tecmar.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $2.0 million or 5.9% of net revenues in the third quarter of fiscal year 2000 compared to $1.3 million or 5.9% of net revenues in the third quarter of fiscal year 1999. The increased expenses in the current quarter primarily reflect personnel additions, including the operations of Tecmar, and higher development material costs related to new product development programs, especially the next-generation Travan tape drive that will use the Company's patented VR(2) technology.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $1.5 million or 4.4% of net revenues in the third quarter of fiscal year 2000 compared to $1.3 million or 5.8% of net revenues in the third quarter of fiscal year 1999. The increased expenses in the third quarter of fiscal year 2000 primarily reflect personnel additions and higher consulting and legal fees, as well as the expenses of Tecmar. These increases were partially offset by a $260,000 reduction in the Company's reserve for doubtful accounts due to an improvement in the quality of the Company's accounts receivable given the growing percentage of sales to OEM customers.

     OTHER INCOME, NET. In the third quarter of fiscal year 2000, net other income amounted to $208,000, comprised primarily of interest income of $153,000 plus $50,000 from the sale of a discontinued product line. Net other income in the third quarter of fiscal year 1999 was $244,000, consisting of interest income of $188,000 and foreign currency gains of $56,000.

     INCOME TAXES. The Company's effective tax rate in the third quarter of fiscal year 2000 was 39.5% compared to 39.3% in the third quarter of fiscal year 1999. The effective tax rate for all of fiscal year 1999 was 39.5% and is expected to remain unchanged for fiscal year 2000.

     NET INCOME. Net income amounted to $1.2 million in the third quarter of fiscal year 2000 compared to $736,000 in the third quarter of fiscal year 1999. Included in net income for the third quarter of fiscal year 2000 was a net loss of approximately $209,000, or $.02 per share, at the Company's new subsidiary, Tecmar, Inc. Tecmar's net loss was attributable to lower than expected sales of Tecmar's line of Ditto-Registered Trademark- products and higher R&D expenses associated with the development of next generation Travan-TM- tape drives. Diluted and basic net income per share for the third quarter of fiscal year 2000 was $0.11, up $0.04 for both measures from the comparable quarter of the prior fiscal year.

FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

     NET REVENUES. The Company's net revenues of $84.7 million in the first nine months of fiscal year 2000 grew by $13.8 million or 19.5% over revenues of $70.9 million in the comparable period of the prior fiscal year. Sales of the Company's LibraryXpress products grew from $33.5 million in the first nine months of fiscal year 1999 to $56.8 million in the first nine months of fiscal year 2000, an increase of 69.3%. Sales of the Company's mature 36-track products declined from $19.8 million in the first nine months of fiscal year 1999 to $9.8 million in the first nine months of fiscal year 2000. Sales of the Company's LoaderXpress products grew from $5.9 million in the first nine months of fiscal year 1999 to $8.2 million in the first nine months of fiscal year 2000, an increase of 40.7%. Sales of 9-track and 18-track products, which contributed $3.4 million in revenues in the first nine months of fiscal year 1999, were discontinued at the end of fiscal year 1999. Therefore, sales of these products amounted to only $81,000 in the first nine months of fiscal year 2000.

In total, the OEM business comprised 58.0% of revenues for the first nine months of fiscal year 2000 compared to 47.2% of revenues for the comparable period of the prior fiscal year, due primarily to increased sales to Compaq Computer Corp. During the first nine months of fiscal year 2000 sales of controllers, spare parts, software and other products amounted to $4.8 million, an increase of 18.5% from sales of $4.0 million during the first nine months of fiscal year 1999. The Company also recorded in the quarter just completed revenue of $719,000 through its recently established Tecmar subsidiary, which sells Travan, Ditto and DAT products worldwide. Finally, as expected, these gains were partially offset by declines in sales of the Company's mature 36-track, 18-track and 9-track products, which fell by a combined 57.5% from $23.2 million in the first nine months of fiscal year 1999 to $9.9 million in the same period in fiscal year 2000.

     GROSS PROFIT. The Company's gross profit for the first nine months of fiscal year 2000 was $22.0 million, a 3.7% increase from the $21.3 million reported in the first nine months of fiscal year 1999. The gross margin percentage declined from 30.0% in the first nine months of fiscal year 1999 to 26.0% in the first nine months of fiscal year 2000. This decline was due primarily to: (1) a higher concentration of lower margin Compaq sales in the first nine months of fiscal year 2000 versus the comparable period of the prior fiscal year; (2) an expected decline in sales of higher margin legacy products; and (3) reduced sales of the Company's branded products in its other sales channels.

     SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $10.0 million or 11.8% of net revenues in the first nine months of fiscal year 2000, compared to $8.8 million or 12.4% of net revenues in the comparable period of the prior fiscal year. Growth in sales expenses of $632,000 was due primarily to wages for new sales personnel hired to generate demand through our existing domestic and expanding European channels. The $560,000 increase in marketing expenses resulted primarily from increased advertising and promotion costs for new products, as well as higher marketing consulting fees.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $5.3 million or 6.2% of net revenues in the first nine months of fiscal year 2000, compared to $3.9 million or 5.5% of net revenues in the comparable period of the prior fiscal year. The increased expenses primarily reflect personnel additions, including the operations of Tecmar, and higher development material costs related to new product development programs, especially the next-generation Travan tape drive, which will use the Company's patented VR(2) technolgoy.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $4.5 million or 5.3% of net revenues in the first nine months of fiscal year 2000, compared to $3.8 million or 5.4% of net revenues in the comparable period of the prior fiscal year. The increased expenses reflect additional legal and consulting fees, personnel additions and increased costs associated with the production of the

Company's annual report. These increases were partially offset by a $237,000 reduction in the Company's reserve for doubtful accounts because of the higher percentage of sales to OEM customers.

     OTHER INCOME, NET. In the first nine months of fiscal year 2000, net other income amounted to $646,000, comprised primarily of $528,000 in interest income and $91,000 from the sale of a discontinued product line. Net other income was $813,000 in the first nine months of fiscal year 1999, consisting of $645,000 in interest income and $168,000 in foreign currency gains.

     INCOME TAXES. The Company's effective tax rate in the first nine months of fiscal year 2000 was 39.5% compared to 39.2% in the comparable period of the prior fiscal year.

     NET INCOME. Net income amounted to $1.8 million in the first nine months of fiscal year 2000, compared to $3.4 million in the comparable period of the prior fiscal year. Diluted net income per share decreased to $0.17 in the first nine months of fiscal year 2000, compared to $0.32 in the comparable period of the prior fiscal year. Basic net income per share decreased from $0.33 to $0.18 in the same time periods.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal year 2000, the Company used $2.2 million in cash. Primary uses of cash included the $3.4 million purchase of Tecmar assets, an increase of $8.9 million in accounts receivable, and a $1.2 million investment in capital equipment. Cash was provided primarily by $3.0 million in earnings before depreciation and amortization, a $1.7 million decrease in inventories, and a $6.7 million increase in payables and accrued liabilities. The Company's cash reserves fell to $14.0 million at March 31, 2000, compared to $16.2 million at June 30, 1999. The Company's working capital amounted to $41.7 million, and it had no outstanding funded debt. Although the Company's current outlook does not require additional debt funding, on November 10, 1999, the Company renewed its bank line of credit of $5.0 million. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future.

YEAR 2000 COMPLIANCE

THIS STATEMENT IS INTENDED AS A YEAR 2000 READINESS DISCLOSURE.

The Company completed its year 2000 readiness work and to date has not experienced any material problems incident to the date rollover. The foregoing statement is based on management's best estimates at the present time, which were derived using numerous assumptions of future events and conditions, including third party modification plans, third party assurances of year 2000 compliance and other factors. There can be no assurance that these assumptions will be accurate, that the estimates will be achieved, and actual results could differ materially from those anticipated.

ITEM 3.  --  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposures are related to its cash, cash equivalents and foreign operations. The Company invests its excess cash in highly liquid short-term investments with maturities of less than one-year. The Company is also exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. The Company does not believe that either of these items present any significant market risk.

PART II  --  OTHER INFORMATION

ITEM 1.  --  LEGAL PROCEEDINGS

The Company, its directors and certain of its officers were named as defendants in two class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purported to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints alleged that the defendants violated various federal securities laws through material misrepresentations and omissions in connection with the Company's initial public offering and its Registration Statement on Form S-1, which the Securities and Exchange Commission declared effective on February 21, 1997.

On September 24, 1999, the lead plaintiff and the defendants reached an agreement in principle to settle the entire litigation. At a hearing held on March 6, 2000, the court determined the settlement was fair and reasonable to the class members, and approved settlement. Given that no appeal was filed by April 6, 2000, the lawsuits have concluded.

The Company maintains directors' and officers' liability insurance to cover the settlement payment, as well as all costs of defense, less certain unreimbursed defense costs. As a result, the Company incurred a one-time, pre-tax charge of $248,000 for the fiscal quarter ended September 30, 1999.

In July 1998, a lawsuit was filed in the U.S. District Court for the District of Massachusetts alleging infringement by the Company related to its use of the "GUTS" and "Guaranteed Up Time Service" trademarks. All discovery in the lawsuit has now closed. The Company has filed a pending motion for summary judgment. The court has not yet set a hearing date for that motion. Management believes that the disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of fiscal year 2000.

ITEM 6.  --  EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

               10.1 Officer's Retention Agreement, dated as of January 27, 2000, by and between the Company and Scott McClendon.
               10.2 Officer's Retention Agreement, dated as of January 27, 2000, by and between the Company and Frank R. Kirchhoff.
               10.3 Officer's Retention Agreement, dated as of January 27, 2000, by and between the Company and Steven E. Richardson.
               10.4 Officer's Retention Agreement, dated as of January 27, 2000, by and between the Company and Robert J. Scroop.
               27.0     Financial Data Schedule

      (b)      Reports on Form 8-K

               (i.) Current report on Form 8-K dated as of January 21, 2000, regarding the Company's signing of an asset purchase agreement with Tecmar Technologies International, Inc. and related entities, under which Overland acquired from Tecmar substantially all inventories, fixed assets, supplies, intellectual property, trademarks and Internet addresses for approximately $3 million in cash in a pre-packaged bankruptcy plan.

              (ii.) Current report on Form 8-K dated as of March 8, 2000 regarding the Company's purchase of certain inventories, fixed assets, supplies, intellectual property, trademarks and Internet addresses from Tecmar Technologies International, Inc. and related entities.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OVERLAND DATA, INC.

Date:  May 17, 2000                            By:  /s/  Vernon A. LoForti
                                                    ----------------------
                                                        Vernon A. LoForti
                                                        Vice President and
                                                        Chief Financial Officer