Form 10-K405
period 2000-06-30
OVERLAND DATA INC
filed 2000-09-28
CIK 889930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     FORM 10-K
      (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED: JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 22, 2000 was $68,595,000 based on the closing price reported on such date by the Nasdaq National Market System. Shares of Common Stock held by officers and directors and by persons who hold 5% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of September 22, 2000, the number of outstanding shares of the registrant's Common Stock was 10,328,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with registrant's Annual Meeting of Shareholders to be held on November 14, 2000 (the "Proxy Statement") are incorporated herein by reference into Part III of this Report.

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

ITEM 1.  BUSINESS

         Founded in 1980, Overland Data, Inc. (herein "Overland Data", "Overland" or the "Company") designs, develops, manufactures, markets and supports magnetic tape data storage drives and automation solutions. Businesses use these solutions for backup, archival and data interchange functions in high-availability network computing environments, including PC/LAN (Microsoft Windows NT and Novell NetWare), UNIX and Linux client/server networks and mini-computers.

         Overland's products address the data storage needs of businesses, from small businesses and branch offices to large enterprises, that have become increasingly dependent upon their stored digital computer data. For many businesses, the management and protection of that data have moved from a peripheral concern to the central issue in computing, due to several factors, including:

     -   The shift from large mainframe computers to network server computing;

     - The exponential growth in digital content made possible by new technologies that make it easy and cost-effective to transform, move, access and store mass amounts of digital content including graphics, video and audio; and

     - The dramatic growth of the Internet and electronic commerce, which has significantly increased stored digital content.

         Overland's storage system solutions are designed to reliably and efficiently capture, protect, manage, back up and archive stored digital content, so that it is recoverable after a disaster and is available 24 hours a day, seven days a week.

         The Company's primary products are automated tape libraries, minilibraries, loaders and tape drives, which combine electro-mechanical robotics, electronic hardware and firmware developed by the Company with an emphasis on efficiency of design, functionality and reliability. Overland also distributes products manufactured by other original equipment manufacturers ("OEMs") and markets various other products including storage management software supplied by third parties, spare parts and tape media.
The Company also licenses a proprietary tape encoding technology that it developed and patented under the name Variable Rate Randomizer or "VR(2)"-TM-.

         During fiscal year 2000, the Company embarked on a new strategy to capture a portion of the entry-level server tape backup market. This strategy was based on the concept of developing a next generation tape drive, which would incorporate the Company's proprietary VR(2) tape encoding technique onto a Travan NS tape drive. To this end, in September 1999, the Company entered into a joint development and manufacturing agreement with Tecmar Technologies, Inc., a leader in the Travan, DAT and Ditto tape technologies. However, Tecmar Technologies, Inc. encountered financial difficulties and, in February 2000, the Company's subsidiary, Tecmar, Inc. acquired certain inventories, fixed assets, supplies, intellectual property, trademarks and Internet addresses from Tecmar Technologies International, Inc. and certain of its affiliates, including Tecmar Technologies, Inc. (collectively, "Tecmar"), in a prepackaged bankruptcy plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal Year 2000 compared to Fiscal Year 1999."

         Subsequent to the acquisition, Tecmar, Inc. sustained operating losses and sales of the Ditto line of tape drive products declined more rapidly than expected. In addition, the Company determined that a disproportionate amount of Tecmar, Inc.'s resources was dedicated to support the Ditto product line. Consequently, subsequent to June 30, 2000, the Company discontinued the Ditto product line and took steps to restructure Tecmar Inc.'s operations. This resulted in a one-time, pre-tax charge of $1.7 million recorded in the Company's operating results for the fourth quarter ended June 30, 2000.

PRODUCTS

         Overland is one of the leading suppliers of automated tape storage solutions based on DLTtape, a half-inch tape technology supplied by Quantum Corporation that is the industry standard for data back-up in the mid-range network server market. The Company also offers products based on "AIT" (Advanced Intelligent Tape) tape drives supplied by Sony and "SLR" (Scalable Linear Recording) tape drives supplied by Tandberg Data ASA, as well as a line of IBM compatible

36-track products called TapeXpress that serve the large installed base of AS400 and RS6000 minicomputers. With the assets acquired from Tecmar in February 2000, the Company now manufactures tape drives for the entry-level server market using DAT and Travan-based technologies. The Company has announced new products which will incorporate "LTO" (Linear Tape Open) tape drives to be supplied by Seagate Technology, Inc., and in fiscal year 2001 intends to introduce a next generation Travan-based tape drive.

- LIBRARIES - Automated tape libraries are devices capable of managing multiple data cartridges and incorporate two or more tape drives to provide unattended backup of large quantities of data. Overland currently offers the following library products:

     - SCALABLE LIBRARYXPRESS - a library system based upon three unique modules that can be rack-mounted up to nine modules high and configured to meet a customer's individual needs. The LXB base module is a library with one or two DLT 4000, 7000 or 8000 drives and a 10-cartridge magazine. The LXG global control module provides an additional 16-cartridge magazine and represents the single point of control for the entire library system. The LXC capacity module consists of a 16-cartridge magazine and no drives. Overland's SmartScale Storage Architecture enables users to rack mount LXB, LXG and LXC modules, and links them together with the Company's unique integrated XpressChannel. The library then has the ability to pass cartridges from module to module as one integrated unit and provides true scalability so that end-users can start with a single LXB module and later expand their storage capacity to meet their growing business needs while protecting their original LXB module investment.

     - ENTERPRISEXPRESS - two separate expandable library systems for larger customers based upon the LibraryXpress modules. The 4-module system can accommodate two to six DLT 7000 or 8000 drives and 26 to 58 cartridges. The 7-module system can accommodate four to ten drives and 52 to 100 cartridges.

     - AIT LIBRARYPRO - a desktop or rack-mountable library with one or two AIT-1 or AIT-2 drives and a 19-cartridge magazine plus one mail slot. The LibraryPro follows Overland's expandable library concept and SmartScale design and can be rack-mounted and scaled up to nine units high to comprise an integrated library system with up to 18 drives and 171 cartridges.

     - LIBRARYXPRESS - a desktop or rack-mountable library with one or two DLT 4000, 7000 or 8000 drives and a 10-cartridge magazine. The LibraryXpress base module or LXB can be incorporated into a scalable system as noted above.

     - MINILIBRARYXPRESS - a desktop or rack-mountable library with one or two DLT 4000, 7000 or 8000 drives and a 15-cartridge magazine.

- LOADERS - Automated tape loaders are devices capable of managing multiple data cartridges and incorporate a single tape drive to provide unattended backup of data. Overland currently offers the following loader products:

     - LOADERXPRESS - a single-drive automated desktop solution with a DLT 4000 drive and a 5 or 10-cartridge magazine or a DLT 7000, 8000 or DLT1 drive and a 10-cartridge magazine.

     - SLR LOADER - a single-drive automated desktop solution with an SLR 24, 50 or 100 drive and an 8-cartridge magazine. This product is sold only on an OEM basis to Tandberg Data ASA.

- DRIVES - These desktop or internal upgrade tape drives accommodate a single data cartridge. Overland currently offers the following tape drives:

     -    DLTTAPE - a DLT 4000, 7000 or 8000 drive supplied by Quantum.

     -    DLT1 - a DLT1 drive supplied by Benchmark Electronics, Inc.

     -    WANGDAT - a DDS-2, DDS-3 or DDS-4 drive supplied by Seagate.

     -    TRAVAN - an NS8, NS20 or EDT20 drive.

- TAPEXPRESS - The TapeXpress is a desktop T490E drive or a single-drive, 10-cartridge L490E loader based on IBM's legacy 3480/3490/3490E technologies. These products are used extensively on AS400 and RS6000 minicomputers, and were the first products in the marketplace that could read and write in both 18 and 36-track formats.

- OTHER PRODUCTS AND SERVICES- The Company has a variety of products and services supporting its tape drives, libraries and loaders. Overland currently offers the following additional products and services:

     -    Spares and post warranty return-to-factory and on-site service.

     - Media including tape cartridges for DLT, AIT, DLT1, WangDat, Travan and 36-track formats.

     - SANPIPER - desktop and rack-mountable SCSI-to-Fibre Channel bridges to bring the benefits of SAN technology to users of Overland's automated libraries and loaders, including the Company's DLT-based LibraryXpress, MiniLibraryXpress, LoaderXpress, EnterpriseXpress and AIT LibraryPro. SANPiper is offered in two models with support for single-ended and differential SCSI and copper, short and long-wave Fibre Channel interfaces: the Model 400 provides one or two Fibre Channel ports and two SCSI connections and the Model 1000 features a maximum configuration of six Fibre Channel connections and four SCSI ports.

     - WEB TLC (Total Library Control) - the first platform-independent solution built around a thin web server that allows a central administrator to remotely configure, monitor, diagnose and control any of Overland's automated tape storage solutions from anywhere in the world via a standard web browser.

- VR(2) (Variable Rate Randomizer) - VR(2) is Overland's patented data encoding technology based on Partial Response Maximum Likelihood ("PRML"). This technology, which can be embedded in an Applications Specific Integrated Circuit ("ASIC") chip, is capable of doubling the native capacity and native data transfer rate performance of existing linear tape technologies without requiring any changes in tape path design, recording heads, and/or media. This performance is accomplished by achieving encoding efficiency of greater than 99%. The Company has licensed VR(2) to Tandberg Data ASA for use in its Scalable Linear Recording ("SLR") tape drives, to Imation Corporation for use in Travan NS tape drives and to Seagate for use in its future tape drive offerings. In July 2000, the Company licensed VR(2) to Storage Technology Corporation ("StorageTek-TM-") for use in its 9840 Eagle drives and future tape drive products. The Company also plans to license VR(2) to other customers.

         The Company's drives, loaders and libraries are installed on specific computer platforms with the appropriate backup, data interchange or storage management software. Overland actively works with a number of backup and storage management software companies to confirm that its products are properly supported. Currently, more than 80 different software packages support the Company's products. For example, on the Novell NetWare and Microsoft Windows NT platforms, the software packages include products from Computer Associates International, Inc., Veritas Software Corporation, Legato Systems Incorporated ("Legato Systems"), and Dantz Development Corp. On UNIX platforms, the software packages include products from Legato Systems, IBM/Tivoli, Hewlett Packard Company and Veritas Software Corporation. On Linux platforms, software packages supported include Knox Software and BakBone Software, Inc.

SALES AND MARKETING

         The Company sells its products primarily through three channels: (i) OEMs; (ii) commercial distributors; and (iii) volume, consisting of systems integrators, technical distributors and value added resellers ("VARs"). Overland's products are sold both domestically and internationally. Regardless of the channel through which they are sold, all of Overland's products are designed and manufactured to meet OEM level requirements and reliability standards. Because the OEM qualification process can take 6 to 18 months to complete, the Company's often makes initial sales of new products to non-OEM customers that typically evaluate, integrate and adopt new technologies and products more quickly. After qualification and acceptance, OEM sales generally represent an increasing proportion of a product's unit sales and are important to the Company in terms of validating its products in the marketplace and achieving desirable production volume.

- OEM CHANNEL - The Company currently has supply agreements with Compaq Computer Corporation ("Compaq"), International Business Machines ("IBM"), Siemens Nixdorf Informationssysteme AG, Groupe Bull S.A., Intergraph Corporation, NCR Corporation and Symbios Logic, Inc., all of which incorporate Overland's products into their system offerings. Prior to its acquisition by Compaq, Digital Equipment Corporation ("DEC") had been an OEM customer of the Company since 1993. In June 1999, Compaq selected Overland as an OEM supplier for DLT automated storage products, supporting the leading Compaq ProLiant server line; and in June 2000, Compaq added the Company's AIT LibraryPro. Overland often works with its OEM customers early in a new product development cycle to design its products to meet their specifications. The OEM sales cycle is often lengthy and typically consists of a general technology evaluation, qualification of product specifications, verification of product performance against these specifications, integration testing of the product within the customers' systems, product announcement and volume shipment. As is typical in the industry, the Company's OEM contracts provide for annual price reviews and the customers are not required to purchase minimum quantities. Compaq (including DEC) has been the Company's largest customer, accounting for approximately 54%, 25% and 25% of sales in fiscal years 2000, 1999 and 1998, respectively. Shipments to IBM, which became a customer during fiscal year 1997, accounted for 8%, 20% and 15% of sales in fiscal years 2000, 1999 and

     1998, respectively. No other customer accounted for more than 10% of sales in any year during the three-year period. The Company supports this channel through a field sales office and other field representatives.

- COMMERCIAL DISTRIBUTION CHANNEL - In April 1998, the Company entered the commercial distribution channel when it signed distribution agreements with Bell Microproducts and Tech Data Corporation. In July 1999, the Company signed a distribution agreement with Ingram Micro, Inc. These distributors sell the Company's DLT LibraryXpress and AIT LibraryPro products to resellers nationwide. Tech Data is the preferred master distributor for Overland in Latin America. The agreements include provisions for stock rotation and price protection, common terms in the commercial distribution area. To reduce exposure for returned product or price adjustments, the Company does not record revenue in this channel until the distributor sells the related inventory.

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

- INTERNATIONAL BUSINESS - The Company has wholly-owned subsidiaries located in Wokingham, England, Paris, France and Munich, Germany. The subsidiary in England provides sales, technical support, repair and manufacturing integration for the European marketplace, while the subsidiaries in France and Germany provide sales and technical support. The Company assigns to its international distributors the right to sell Overland's products in a country or group of countries. These distributors then sell the Company's products to systems integrators, VARs and end-users. In addition, many domestic customers ship a portion of the Company's products to their overseas customers. Sales personnel are located in various cities throughout Europe, while sales personnel located in the Company's corporate offices serve the Pacific Rim, South America, Australia, New Zealand and Mexico. Foreign sales by the Company, predominantly in Europe, for fiscal years 2000, 1999 and 1998 were approximately $23.5 million, $25.8 million and $20.2 million, respectively.

         Overland supports its sales efforts with various marketing programs designed to build its brand name and attract new customers. Its channel partners are provided with a full range of marketing materials, including product specification literature, software connectivity information and application notes. The Company's sale management and engineering personnel provide support to the channel partners and, in certain instances, visit potential customer sites to explain and demonstrate the technical advantages of the Company's products. In addition, the Company holds two conferences each year to inform its channel partners of new product developments and programs and to discuss emerging trends in their markets. The Company also maintains press relations both domestically and in Europe, advertises in computer systems publications targeted to its endusers and channel partners, and offers market development funds to its channel partners. Overland participates in national and regional trade shows both domestically and internationally, including displaying its products at the CeBIT show in Germany and domestically at NetWorld+Interop, PC Expo and at a private suite in conjunction with Comdex. The Company also maintains a website (http://www.overlanddata.com) that features marketing information, product specifications, news releases and application, service and technical support notes and investor relations information.

CUSTOMER SERVICE AND SUPPORT

         Overland's technical support personnel are trained with respect to the Company's products and assist customers with "plug-and-play" compatibility between multiple hardware platforms, operating systems and backup, data interchange and storage management software. The Company's application engineers are available to solve more complex customer problems and visit customer sites when necessary. Customers that need service and support can contact the Company through its toll-free telephone lines, facsimile and Internet e-mail. Application notes and user manuals can be obtained directly from the Company's website at www.overlanddata.com.

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

         In addition, the Company has instituted the Guaranteed Up Time Service (GUTS-TM-) program for its LibraryXpress products. The guarantee has two features: (1) the end-user customer receives an additional year of return to factory warranty if the customer experiences more than 1% down-time during any one year period, and (2) a guarantee that all data written to tape using a covered Overland product will be recoverable or the customer can return the product for a full refund.

RESEARCH AND DEVELOPMENT

         The Company currently employs 58 people in its research and development ("R&D") department who have extensive experience in the tape industry, including 13 engineers located at the Company's Longmont, Colorado facility. Many of these engineers are former employees of tape drive companies such as Cipher Data Products ("Cipher"), Archive Corporation, Conner Peripherals, Inc. and Tecmar. They have developed significant expertise in electrical, mechanical and firmware design. Martin D. Gray, the Company's co-founder, Vice President and Chief Technical Officer, formerly served as Manager of R&D at Cipher, has over 26 years of experience in the tape industry, is the inventor of numerous tape patents and leads the Company's R&D efforts to develop new technologies.

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

         Current R&D efforts focus on various ways of implementing the Company's VR(2) tape encoding technology. Other projects include the development of next generation automated tape libraries, modification of existing storage solutions to accommodate new tape technologies, development of next generation entry-level tape drives and storage automation solutions, and new software and hardware solutions. The Company's R&D expenditures amounted to $7.3 million, $5.4 million and $4.1 million in fiscal years 2000, 1999 and 1998, respectively, representing 5.9%, 5.8% and 5.5% of net sales, respectively. Despite its R&D focus, the Company may not identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis and any new products may not gain market acceptance.

MANUFACTURING

         The Company has a fully integrated factory in San Diego, California. Major OEM customers have certified all of its production lines and manufacturing processes. Overland performs product assembly, integration and testing, while leaving component and piece-part manufacturing to its supplier partners. The Company works closely with a group of regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet the Company's specifications, as well as meet present and future volume requirements. Key suppliers are under contract to provide just-in-time deliveries. The Company specifically designs a number of its parts and components that are not available off the shelf for integration into its products. The Company maintains a minimum number of suppliers and utilizes their specific capabilities across several product lines.

         In general, product is not manufactured until an order is received. The typical lead-time for manufacturing products is 3 days. The Company's largest OEM customer, Compaq, provides weekly forecast information that allows Overland to closely manage both raw material and finished goods inventories. As part of its agreement with Compaq, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by Compaq to fulfill customer orders, at which time Overland records a sale. As a result, backlog is not a significant factor to Overland's business.

         In April 2000, the Company relocated its UK subsidiary to a new, larger facility, which the Company believes should accommodate its European sales growth for the next five years. The lease on its San Diego headquarters facility is due to expire in approximately 24 months, and the Company is currently making plans to move to a larger and more appropriately configured space in the same general area within San Diego. In its current facility, the Company believes that it has the capacity to support unit production levels several times greater than its current run rate, but has an immediate need for additional off-site storage to house increased finished goods inventory levels. Subsequent to June 30, 2000, the Company leased an additional warehouse facility located in San Diego to accommodate this need.

         During fiscal year 2000, the Company expanded its traditional single shift operation by adding a partial second shift to handle greater production levels, and could expand further by adding to the second shift or moving to a full-time factory. Staffing levels are carefully controlled and adjusted to meet the requirements at any specific time.

PROPRIETARY RIGHTS

         GENERAL - The Company believes that, because of the rapid pace of technological change in the tape storage industry, patent, copyright, trademark and trade secret protection are less significant than factors such as the knowledge, ability and experience of the Company's personnel, new product introductions and product enhancements. Despite these factors, the Company still relies on a combination of patent, copyright, trademark and trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. These rights, however, may not prevent competitors from developing substantially equivalent or superior products to those of the Company. In addition, there can be no assurance that any patents held by, or that may be issued to, the Company will not be challenged, invalidated or circumvented, or that any rights granted would provide proprietary protection to the Company.

         VR(2) TECHNOLOGY - The Company has entered into various intellectual property licensing agreements relating to its VR(2) technology. These agreements typically call for an initial payment to Overland for the delivery of the VR(2) technology platform and royalty fees based on sales by licensees of products containing VR(2). In certain instances, Overland may elect to sell to the licensee ASIC chips embodying VR(2) priced to include the cost of the chip plus an embedded royalty fee.

         IBM LICENSE - The Company entered into a five-year cross-license agreement with IBM, effective January 1, 1996. Pursuant to the terms of the agreement, the Company may use any of the patents owned by IBM within certain designated areas of technology, and IBM may use any of the patents of the Company that were in existence at the effective date of the agreement or which are issued during the term of the agreement. In consideration for this agreement, the Company is required to pay royalty fees to IBM in an amount equal to 2.7% of worldwide revenues generated from the Company's 18 and 36-track product sales, exclusive of those sold to IBM.

EMPLOYEES

         The Company had 334 employees as of June 30, 2000, including 74 in sales and marketing, 58 in research and development, 152 in manufacturing and operations and 50 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the Company's employees and management believes that its relationship with its employees is good.

                                  RISK FACTORS

         AN INVESTMENT IN THE COMPANY'S COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, THE ACCURACY OF WHICH IS SUBJECT TO MANY RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING RISK FACTORS, WHICH SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS.

RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON NEW PRODUCT DEVELOPMENT

         The market for the Company's products is generally characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely innovation. The future success of the Company will depend on its ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, the Company's future success will likely depend on the development of a next generation product to succeed its LibraryXpress product line. LibraryXpress is facing increasing competition from automated tape library products, and likely will face competition from other storage devices that may be developed in the future. Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance that the Company will be able to meet its product development schedules, including those for products based on its new VR(2) tape coding technique (both by the Company and its licensees), or that development costs will be within budgeted amounts. If the products or product enhancements that the Company develops are not deliverable due to developmental problems, quality issues or component shortage problems, or if such products or product enhancements do not achieve market acceptance or are unreliable, the Company's business, financial condition and results of operations may be materially and adversely affected. The introduction (whether by the Company or its competitors) of new products embodying new technologies such as new sequential or random access mass storage devices and the emergence of new industry standards could render existing products obsolete or not marketable.

COMPETITION AND PRICE PRESSURE

         The worldwide tape storage market is intensely competitive as a large number of manufacturers of alternative tape technologies and library systems compete for a limited number of customers. In addition, barriers to entry are relatively low in the market for library systems. The Company currently participates in four segments of the tape backup market: (1) enterprise-level applications, (2) mid-sized applications for workgroups, departments and small enterprises, (3) the small business/branch office market for low-cost servers and (4) interchange based on IBM compatible 3480/3490 technology. In all of these areas, many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than the Company. In the enterprise and mid-range markets, the Company's products currently compete with products made by Advanced Digital Information Corporation, the DLT & Storage Systems group of Quantum, Hewlett-Packard Company, Exabyte Corporation, Qualstar Corporation, StorageTek and Breece Hill Technologies, Inc. In the small business/branch office market, the Company's products currently compete with products made by Hewlett-Packard, Seagate and Sony. For the market based on IBM compatible 3480/3490 technology, the Company's products compete primarily with products made by Fujitsu Computer Products of America, Inc., Hitachi Data Systems Corporation, Plasmon Laser Magnetic Storage (LMS), a division of Plasmon, Plc., Qualstar and StorageTek. The markets for the Company's products are characterized by significant price competition, and the Company anticipates that its products will face increasing price pressure. This pressure could result in significant price erosion, reduced profit margins and loss of market share, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON CERTAIN CUSTOMERS

         The Company's revenues are highly dependent upon the level of sales to certain major OEM customers. The Company's largest customer, Compaq (including DEC), accounted for approximately 54%, 25% and 25% of sales in fiscal years 2000, 1999 and 1998, respectively. Shipments to IBM, who became a customer during fiscal year 1997, accounted for 8%, 20% and 15% of sales in fiscal years 2000, 1999 and 1998, respectively. No other customer accounted for more than 10% of sales in any year during the three-year period. No customer is presently obligated to purchase a specific amount of products or provide binding forecasts of purchases for any period.

         The Company expects that Compaq will continue to represent a significant portion of the Company's revenues in future periods.
Consequently, the Company's future operating results would be materially adversely impacted by the loss of the Compaq account, or the reduction, delay or cancellation of Compaq orders.

DEPENDENCE ON CERTAIN SUPPLIERS

         The Company's products have a large number of components and subassemblies produced by outside suppliers. Accordingly, Overland is highly dependent on these suppliers for tape drives, read-write heads, printed circuit boards and integrated circuits, which are essential to the manufacture of the Company's products. In addition, for certain of these items, the Company qualifies only a single source, which can magnify the risk of shortages and decrease the Company's ability to negotiate with its suppliers on the basis of price. If such shortages occur, or if the Company experiences quality problems with suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company's business, financial condition and results of operations. Specifically, a large portion of the Company's products incorporate DLTtape drives manufactured by Quantum, which is also a competitor of the Company because Quantum markets its own tape drives and tape automation products. Although Quantum has licensed Tandberg Data to be a second source manufacturer of DLTtape drives, Overland has not qualified Tandberg as its alternative supplier. The Company does not have a long-term contract with Quantum, which could cease supplying DLTtape drives directly to the Company. From time to time in the past, the Company has not been able to obtain as many drives as it has needed from Quantum due to drive shortages or quality issues. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company experienced problems with the supply of a newly introduced DLTtape drive and such problems adversely affected the Company's sales and earnings. No assurance can be given that such problems will not re-occur, or that the Company will not experience similar or more serious disruptions in supply in the future with current versions of DLT drives, the new SDLT drive or any future DLT drive version.

FLUCTUATION IN RESULTS

         The Company's results can fluctuate substantially from time to time for various reasons. All of the markets served by the Company are volatile and subject to market shifts, which may or may not be discernible in advance by the Company. A slowdown in the demand for workstations, mid-range computer systems, networks and servers could have a significant adverse effect on the demand for the Company's products in any given period. The Company has experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. The Company's customers may cancel or delay purchase orders for a variety of reasons, including the rescheduling of new product introductions, changes in their inventory practices or forecasted demand, general economic conditions affecting the computer market, changes in pricing by the Company and its competitors, new product announcements by the Company or others, quality or reliability problems related to the Company's products or selection of competitive products as alternate sources of supply.

         In addition, because a portion of the Company's sales are generated by its European channel, the first fiscal quarter (July through September) is commonly impacted by seasonally slow European orders, reflecting the summer holiday period in Europe. The Company's operations may reflect substantial fluctuations from period to period as a consequence of such industry shifts, price erosion, general economic conditions affecting the timing of orders from customers, the supply of tape drives, as well as other factors discussed herein. In particular, the Company's ability to forecast sales to distributors, integrators and VARs is especially limited as such customers typically provide the Company with relatively short order lead times or are permitted to change orders on short notice.

         Portions of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. The Company's gross profit has fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as:

         -        Changes in customer mix (e.g., OEM vs. branded)
         -        The level of utilization of the Company's production capacity
         -        Changes in product mix
         -        Average selling prices

         -        Manufacturing yields
         - Increases in production and engineering costs associated with initial production of new products
         - Changes in the cost of or limitations on availability of materials
         -        Labor shortages

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

INTERNATIONAL OPERATIONS

         Direct international sales accounted for 19%, 28% and 27% of sales in fiscal years 2000, 1999 and 1998, respectively. Sales to customers outside the U.S. are subject to various risks, including:

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

DEPENDENCE ON KEY EMPLOYEES

         The Company's future success depends in large part on its ability to retain its key executives and other key personnel, many of whom have been instrumental in developing new technologies and setting strategic plans. The Company's growth also will depend in large part on its continuing ability to hire, motivate and retain highly qualified management, technical, sales and marketing team members. Competition for such personnel is intense and there can be no assurance that the Company will retain existing personnel or attract additional qualified personnel in the future.

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

         An example of such risks are the operating losses and the one-time $1.7 million pre-tax write-off recorded in the fourth quarter of fiscal year 2000 related to the rapid decline and eventual discontinuance of the Ditto product line, which was included as part of the Company's acquisition of certain assets from Tecmar in February 2000. Future mergers and acquisitions by the Company may also result in dilutive issuances of equity securities and the incurrence of additional debt and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company's business, financial condition and results of operations.

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

LIMITED TRADING HISTORY; POSSIBLE VOLATILITY OF STOCK PRICE

         The market price of the Common Stock has experienced significant fluctuations since it commenced trading in February 1997. There can be no assurance that the market price of the Common Stock will not fluctuate significantly in the future. Many factors could cause the market price of the Common Stock to fluctuate substantially, including; announcements concerning the Company or its competitors, quarterly variations in operating results, the introduction of new technology or products, changes in product pricing policies by the Company or its competitors, changes in earnings estimates by analysts and the purchasing decisions of our significant customers. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

ITEM 2.  PROPERTIES

         The Company leases all facilities used in its business. Its headquarters are located in San Diego, California in a 3-building light industrial complex comprising approximately 121,000 square feet. The lease expires in August 2002. This San Diego facility houses all of the Company's research and development and administrative functions as well as a major portion of manufacturing, sales, sales administration, marketing and customer support. The Company is currently making plans to move to a larger and more appropriately configured space towards the end of the lease term. In its current facility, the Company believes that it has the capacity to support unit production levels several times greater than its current run rate, but has an immediate need for additional off-site storage to house increased finished goods inventory levels. Subsequent to June 30, 2000, the Company leased an additional 22,000 square foot warehouse facility located in San Diego to accommodate this need. The lease on this facility expires in February 2002.

           The Company recently entered into a lease on a new 17,000 square foot facility located in Wokingham, England, which houses sales, technical support, repair and manufacturing integration for the European marketplace. The lease expires in January 2018. The Company also maintains small sales offices located close to Paris, France and Munich, Germany.

         The lease on the facility that houses Tecmar, Inc., located in Longmont, Colorado expires in December 2000. The Company has identified an alternative site and is currently negotiating the terms of a new lease. The Company also leases two other small facilities located in Longmont, Colorado and in Nashua, New Hampshire for the development of R&D prototypes and an OEM sales office, respectively.

ITEM 3.  LEGAL PROCEEDINGS

         The Company, its directors and certain of its officers were named as defendants in two class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purported to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints alleged that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its Registration Statement on Form S-1, which the Securities and Exchange Commission declared effective on February 21, 1997. On November 23, 1999, the defendants entered into a Stipulation of Settlement for this litigation, and on March 6, 2000, the Court approved the settlement. In accordance with the settlement, the litigation was dismissed with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "OVRL". As of September 22, 2000, there were approximately 123 shareholders of record. The Company has not paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The high and low closing prices of Overland Data Common Stock from July 1, 1998 through June 30, 2000 were as follows:


                                          High                  Low
                                          ----                  ---
              Fiscal 2000:
                 First quarter           $ 7.47             $  5.19
                 Second quarter            9.00                4.75
                 Third quarter            16.69                7.50
                 Fourth quarter           15.00                7.56

              Fiscal 1999:
                 First quarter           $ 5.38             $  3.75
                 Second quarter            7.13                3.50
                 Third quarter            10.88                6.13
                 Fourth quarter            9.00                5.88


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the Company's audited consolidated financial statements and the notes thereto. This information should be read in conjunction with Item 7 of this Report "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the Company's consolidated financial statements and the related notes thereto set forth at the pages indicated in Item 14(a)(1).


                                                                  At or for Years Ended June 30,
                                          --------------------------------------------------------------------------------------
                                              2000              1999              1998               1997               1996
                                          ------------     ------------     -------------       ------------        ------------
                                                             (in thousands, except for per share data)

INCOME STATEMENT DATA
Net revenue................................  $122,979         $92,227          $75,164            $59,146            $ 47,226
Gross profit...............................    30,519          27,891           23,199             20,371              16,081
Income from operations.....................     2,811           5,614            3,640              4,736               3,541
Income before income taxes.................     3,416           6,581            4,543              4,987               3,413
Net income.................................     2,067           3,982            2,792              3,100               3,159 (1)
Net income per share (2):
    Basic..................................      0.20            0.39             0.27               0.44                0.71
    Diluted................................      0.19            0.37             0.25               0.33                0.41

BALANCE SHEET DATA
Cash and cash equivalents..................  $ 15,774         $16,199          $15,550            $18,926            $     19
Working capital............................    43,257          40,981           39,498             36,733              10,307
Total assets...............................    71,383          56,230           53,996             48,260              19,771
Long-term debt,
  net of current portion...................         -               -                -                  -               1,500
Convertible redeemable
  preferred stock..........................         -               -                -                  -               5,200
Shareholders' equity.......................    47,497          44,807           43,368             40,317               5,858

-----------------
(1) The Company's effective tax rate for the year ended June 30, 1996 was affected by a one-time tax valuation allowance adjustment, which reduced income tax expense and correspondingly increased net income by $997,000, or $.13 per share. Without this adjustment, for the year ended June 30, 1996 net income and net income per share would have been $2,162,000 and $.28, respectively.

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

GENERAL

         Overland Data designs, develops, manufactures, markets and supports magnetic tape data storage systems and tape drives used by businesses for backup, archival and data interchange functions in environments from small businesses to large enterprises requiring high-availability networks. The Company's primary products are automated tape libraries, minilibraries and loaders, which combine electromechanical robotics, electronic hardware and firmware developed by the Company. Its products are based on a number of different tape technologies including DLTtape, AIT, DLT1, SLR, IBM compatible

3480/3490/3490E, Travan and DAT. The Travan and DAT products were acquired as part of the acquisition of Tecmar assets in February 2000, and the Company is currently introducing a next-generation Travan-based product aimed at capturing a share of the entry-level server tape backup market. A third product family called Ditto also was included in the Tecmar asset purchase. However, deteriorating sales led to the discontinuance and one-time $1.7 million pre-tax writeoff of the Ditto line in June 2000. See "Business."

         During the three year period ended June 30, 2000, the Company experienced a significant shift in the composition of its product mix. Before that period, more than 50% of the Company's sales were derived from products based on IBM compatible 3480/3490/3490E technologies and less than 30% of its sales were based on DLT products. By June 30, 2000, IBM compatible products have become "legacy" products and declined significantly to approximately 10% of the Company's fiscal year 2000 sales. Conversely, sales of DLT-based products now represent approximately 80% of the Company's revenues. This change is primarily the result of the progressive dominance of DLT in the marketplace, as well as Compaq's decision in June 1999 to have Overland fill its mid-range tape automation requirement with the Company's DLT LibraryXpress.

         In addition to its own products, the Company also distributes products supplied by third parties including controller cards, interchange software, storage management software, spare parts and tape media. Finally, the Company licenses its proprietary tape encoding technology, which it developed and patented under the name VR(2).

RESULTS OF OPERATIONS

         The following tables set forth certain financial data as a percentage of net sales:


               STATEMENT OF OPERATIONS


                                                                  Fiscal Years Ended June 30,
                                                     --------------------------------------------------
                                                         2000              1999               1998
                                                     -------------      ------------       ------------
               Net sales............................       100.0%            100.0%             100.0%
               Cost of goods sold...................        75.2%             69.8%              69.2%
                                                     -------------      ------------       ------------
               Gross profit.........................        24.8%             30.2%              30.8%
                                                     -------------      ------------       ------------
               Operating expenses:
                 Sales and marketing................        11.6%             12.8%              12.2%
                 Research and development...........         5.9%              5.8%               5.5%
                 General and administrative.........         5.0%              5.5%               8.3%
                                                     -------------      ------------       ------------
                                                            22.5%             24.1%              26.0%
                                                     -------------      ------------       ------------
               Income from operations...............         2.3%              6.1%               4.8%
               Interest and other, net..............         0.5%              1.0%               1.3%
                                                     -------------      ------------       ------------
               Income before income taxes...........         2.8%              7.1%               6.1%
               Provision for income taxes...........         1.1%              2.8%               2.4%
                                                     -------------      ------------       ------------
               Net income...........................         1.7%              4.3%               3.7%
                                                     =============      ============       ============

               PRODUCT MIX TABLE

                                                                  Fiscal Years Ended June 30,
                                                     --------------------------------------------------
                                                         2000              1999               1998
                                                     -------------      ------------       ------------
               Company products:
                 Library Xpress....................       77.9%             57.2%               49.9%
                 36-track..........................       10.2%             26.3%               26.1%
                 18-track..........................        0.0%              0.1%                2.8%
                 9-track...........................        0.0%              4.2%                7.4%
                 Ditto, Travan, WangDAT............        2.0%              0.0%                0.0%
                 Spare parts, controllers, other...        5.1%              5.5%                7.2%
                 VR(2).............................        0.3%              0.5%                0.0%

               Other:
               DLT distributed products............        4.5%              6.2%                6.6%
               Other distributed products..........        0.0%              0.0%                0.0%
                                                     ----------        ----------           ---------
                                                         100.0%            100.0%              100.0%
                                                     ==========        ==========           =========

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         NET SALES. The Company's net sales of $123.0 million in fiscal year 2000 grew by $30.8 million or 33.4% over net sales of $92.2 million in fiscal year 1999. Sales within the Company's LibraryXpress product line grew 81.8% to $95.9 million, compared to $52.7 million in fiscal year 1999, due primarily to increased shipments to Compaq. Sales to Compaq accounted for 54% of total net sales in fiscal year 2000, compared to 25% in fiscal year 1999. Sales of the Company's 36-track products decreased by 48.8% to $12.4 million in fiscal year 2000, compared to $24.3 million in fiscal year 1999, due primarily to lower shipments to IBM. Sales to IBM accounted for 8% of total net sales in fiscal year 2000, compared to 20% in fiscal year 1999. Sales of the Tecmar, Inc. line of Travan, DAT and Ditto products amounted to $2.5 million or 2.0% of net sales. Sales of the Company's 9-track products, which were discontinued in June 1999, fell 98.0% to $81,000 in fiscal year 2000, compared to $3.9 million in fiscal year 1999.

         GROSS PROFIT. The Company's gross profit amounted to $30.5 million in fiscal year 2000, an increase of $2.6 million or 9.3% from $27.9 million in fiscal year 1999, resulting from the higher sales volumes, offset by lower average sales prices. The gross margin percentage declined to 24.8% in fiscal year 2000 from 30.2% in fiscal year 1999, reflecting a greater mix of sales to OEM customers, which are typically at lower margins compared to other channel business, as well as a $1.7 million write down for discontinued Ditto inventory.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses amounted to $14.3 million, representing 11.6% of net sales in fiscal year 2000, compared to $11.8 million or 12.8% of net sales in fiscal year 1999. Increased expenditures were due primarily to additional personnel and increased travel, a higher level of advertising and promotional programs and the addition of expenses relating to the assets acquired from Tecmar. The Company continued to focus in fiscal year 2000 on building its brand name and expansion of its commercial distribution channel.

         RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses amounted to $7.3 million or 5.9% of net sales in fiscal year 2000, compared to $5.4 million or 5.8% of net sales in fiscal year 1999. The increased expenses were attributable to the hiring of additional personnel to support new product development, including primarily the personnel formerly employed by Tecmar, and higher developmental material costs related to new product development programs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses amounted to $6.2 million or 5.0% of net sales in fiscal year 2000, compared to $5.1 million or 5.5% of net sales in fiscal year 1999. The increased level of expenses in fiscal year 2000 was due primarily to the addition of former Tecmar personnel and increased legal fees relating primarily to the Company's licensing, patent and business development activities. Offsetting this increase was a decrease in the Company's bad debt provision due to a higher concentration of OEM accounts receivable balances, reflecting a reduced credit risk.

         INTEREST INCOME/EXPENSE. In fiscal year 2000, the Company generated net interest income of $714,000, compared to net interest income of $810,000 in fiscal year 1999. The lower net interest income in fiscal year 2000 is due primarily to the reduced cash balances resulting from the $3.4 million purchase of certain Tecmar assets on February 23, 2000.

         INCOME TAXES. The Company's fiscal year 2000 provision for state and federal income taxes amounted to $1.3 million. This equated to an effective tax rate of 39.5% in fiscal year 2000, unchanged from fiscal year 1999.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         NET SALES. The Company's net sales of $92.2 million in fiscal year 1999 grew by $17.1 million or 22.7% over net sales of $75.2 million in fiscal year 1998. Sales of the Company's LibraryXpress product line grew 40.5% to $52.7 million, compared to $37.5 million in fiscal year 1998. This included strong sales of the LoaderXpress product, primarily through the commercial distribution channel, and initial sales of the new MinilibraryXpress product. Sales of the Company's 36-track products, which were extremely strong in the first half of fiscal year 1999, grew by 24.0% to $24.3 million in fiscal year 1999, compared to $19.6 million in fiscal year 1998. Sales of the Company's 9-track products fell 30.4% to $3.9 million in fiscal year 1999, compared to $5.6 million in fiscal year 1998. The Company discontinued this product line in June 1999.

         GROSS PROFIT. The Company's gross profit amounted to $27.9 million in fiscal year 1999, an increase of $4.7 million from $23.2 million in fiscal year 1998, resulting from the higher sales volumes. The gross margin percentage declined to 30.2% in fiscal year 1999 from 30.8% in fiscal year 1998, reflecting a greater mix of sales to OEM and commercial distribution customers, which are typically at lower margins compared to other channel business.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses amounted to $11.8 million, representing 12.8% of net sales in fiscal year 1999, compared to $9.2 million or 12.2% of net sales in fiscal year 1998. Increased expenditures were due primarily to additional personnel, a higher level of advertising and promotional programs and greater travel expenses. The Company continued to focus in fiscal year 1999 on building its brand name and expansion of its commercial distribution channel. Incremental expenses also were incurred in the fourth quarter of fiscal year 1999 relating to the introduction of the Company's LibraryXpress product into the Compaq sales channels after Compaq selected Overland in June, 1999 to be the supplier of its departmental secondary automated storage products supporting the Compaq ProLiant server line.

         RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses amounted to $5.4 million or 5.8% of net sales in fiscal year 1999, compared to $4.1 million or 5.5% of net sales in fiscal year 1998. The increased expenses included additional personnel and developmental materials relating to the design and support of the new MinilibraryXpress product, Web TLC, the EnterpriseXpress, and SLR Loader, as well as ASIC production and design assistance provided to licensees of VR(2).

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses amounted to $5.1 million or 5.5% of net sales in fiscal year 1999, compared to $6.2 million or 8.3% of net sales in fiscal year 1998. The decreased level of expenses in 1999 reflected a reduction of recruiting and legal fees, as well as reduced computer-related expenses. Additionally, the Company's bad debt provision was lower than in the prior year, reflecting the higher concentration of OEM customers with reduced credit risk.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect SFAS No. 133 to have a material effect on the Company's financial position or results of operations.

Implementation of this standard has recently been delayed by the FASB for a 12-month period. The Company will adopt SFAS 133 as required in fiscal year 2002.

         In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the first quarter of fiscal year 2001. The Company is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

         In March 2000, FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal year 2000, the Company generated $4.4 million in cash from its operations. An additional $723,000 was generated during the year from the sale of Common Stock under the Company's Employee Stock Purchase Plan and from the exercise of stock options. Capital expenditures during the year for machinery and tooling equipment and software consumed $2.0 million, and an additional $3.4 million was used to purchase certain Tecmar assets.

         At June 30, 2000, the Company had $15.8 million of cash and cash equivalents, $27.5 million of additional net working capital, an unused bank line of credit of $5 million and no other funded debt. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future.

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

YEAR 2000

         Beginning in 1999, the Company took steps designed to ensure that its products, information technology and facilities computer systems were Year 2000 compliant. To date, the Company has not experienced Year 2000 issues with regard to its internal systems, any third party systems or any of the Company's products. The Company's expenditures relating directly to Year 2000 compliance have not been material. Despite the fact that the Year 2000 has commenced and the Company has experienced no problems to date, there can be no assurance that the risks posed by Year 2000 issues will not adversely affect the Company's business in the future, either as a result of unanticipated difficulties related to its systems or those of third parties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As a multinational corporation, the Company is exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse effect on the Company's operating results. The Company currently does not utilize any derivative instruments to manage the risk of exchange rate fluctuations.

         The Company is exposed to changes in market interest rates, which affect interest income earned on the Company's cash equivalents and short-term investments. The Company does not enter into derivative transactions relating to its cash, cash equivalents or short-term investments. At June 30, 2000, the Company had an investment portfolio of money market funds and certificates of deposit of $6.8 million. If market interest rates were to decrease immediately and uniformly by 10% from the levels as of June 30, 2000, the decline in the Company's interest income would not be material.

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

           Report of Independent Accountants...........................  F-1
           Consolidated Balance Sheet as of June 30, 2000 and 1999.....  F-2
           Consolidated Statement of Operations for the Years
               Ended June 30, 2000, 1999 and 1998......................  F-3
           Consolidated Statement of Shareholders' Equity and
               Comprehensive Income for Years Ended June 30, 2000,
               1999, and 1998..........................................  F-4
           Consolidated Statement of Cash Flows for the Years Ended
               June 30, 2000, 1999 and 1998............................  F-5
           Notes to Consolidated Financial Statements..................  F-6 to F-17


         (a)(2) FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Overland Data, Inc. for the years ended June 30, 2000, 1999 and 1998 is filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of Overland Data,
Inc.:

           Schedule II - Valuation and Qualifying Accounts.............S-1

 Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

         (a)(3)  EXHIBITS

 2.1     Asset Purchase Agreement, dated as of January 7, 2000, by among the
         Registrant, Tecmar Acquisition Corporation, Tecmar Technologies
         International, Tecmar Technologies, and Ditto, Inc. (1) +
 3.1     Registrant's Amended and Restated Articles of Incorporation. (2)
 3.2     Registrant's By-Laws. (2)
 4.1     Specimen stock certificate. (2)
 4.2 Investors' Rights Agreement, dated May 21, 1993, between the Registrant and the parties named therein.(2)
10.1     Basic Order Agreement #16529, dated July 1, 1993 and as amended through
         November 10, 1995, between the Registrant and Digital Equipment
         Corporation. (2)
10.2     Production Procurement Agreement #RMSS-ODI-96-01-0, dated October 25,
         1996, between the Registrant and International Business Machines
         Corporation. (2)
10.3 Credit Agreement, dated as of June 27, 1997, by and between the Registrant and Imperial Bank. (3)
10.4 Standard Industrial Lease--Multi-Tenant, dated May 26, 1993, between the Registrant and Mitsui/SBD America Fund 87-1. (2)
10.5     First Amendment to the 1995 Stock Option Plan dated January 21, 1997. (2)
10.6     1996 Employee Stock Purchase Plan adopted December 12, 1996. (2)
10.7     Agreement between Overland Data and Tandberg Data Concerning MLR and
         VR(2) Technology, dated as of March 30, 1998, by and between the Registrant and Tandberg Data ASA. (4) +
10.8     Travan-TM- and VR(2) ASIC License and Supply Agreement, dated as of
         February 25, 1999, by and between Overland Data and Imation
         Corporation. (5) +
10.9 Supply Agreement, dated November 5, 1999, by and between Overland Data and Seagate Technology, Inc. (6) +
10.10    Credit Agreement, dated as of November 9, 1999, by and between Overland
         Data and Imperial Bank. (6) +
10.11 Officer's Retention Agreement, dated as of January 27, 2000, by and between Overland Data and Scott McClendon. (7)
10.12 Officer's Retention Agreement, dated as of January 27, 2000, by and between the Company and Steven E. Richardson. (7)

10.13 Officer's Retention Agreement, dated as of January 27, 2000, by and between the Company and Robert J. Scroop. (7)
10.14 VR(2) Technology License Agreement dated as of April 27, 2000 by and between Overland Data and Storage Technology Corp. (8) +
10.15    Purchase Agreement, dated as of June 7, 2000, by and between Compaq
         Computer Corporation and its Affiliates and Overland Data. +
21.1     Subsidiaries of the Registrant.
23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1     Power of Attorney (included on Signature Page).
27.1     Financial Data Schedule (for EDGAR use only).

-----------------
(1)  Incorporated by reference to the Company's Form 8-K dated March 8,
     2000.
(2) Incorporated by reference to the Company's Registration Statement No. 333-18583 dated February 21, 1997.
(3)  Incorporated by reference to the Company's Form 10-K dated September
     29, 1997.
(4)  Incorporated by reference to the Company's Form 10-K dated September
     28, 1998.
(5)  Incorporated by reference to the Company's Form 10-K dated September
     27, 1999.
(6)  Incorporated by reference to the Company's Form 10-Q dated February 16,
     2000.
(7)  Incorporated by reference to the Company's Form 10-Q dated May 17,
     2000.
(8)  Incorporated by reference to the Company's Form 8-K dated July 25,
     2000.
+ The Company has requested confidential treatment for certain portions of this Exhibit.

(b) REPORTS ON FORM 8-K. The Company filed the following Current Reports on Form 8-K during the fourth quarter of the year ended June 30, 2000:

         (1) Current Report on Form 8-K/A, filed on filed on May 5, 2000, amending and completing the Registrant's Current Report on Form 8-K, filed on March 8, 2000. This Current Report on Form 8-K/A included audited financial statements of Tecmar Technologies, Inc. for the year ended May 31, 1997, audited financial statements of Tecmar Technologies International, Inc. for the year ended January 31, 1999, unaudited interim financial statements of Tecmar Technologies International, Inc. for the nine months ended October 31, 1999 and 1998, and pro forma financial information of the Registrant reflecting the acquisition of certain assets from Tecmar Technologies International, Inc. and certain affiliated entities on February 23, 2000.

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

Dated:  September 28, 2000

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

       SIGNATURE                           TITLE                                  DATE
       ---------                           -----                                  -----

/s/ SCOTT McCLENDON                        President, Chief Executive             September 28, 2000
-----------------------                    Officer and Director
  Scott McClendon


/s/ MARTIN D. GRAY                         Vice President, Chief Technical        September 28, 2000
-----------------------                    Officer, Asst. Secretary and
    Martin D. Gray                         Director


/s/ VERNON A. LoFORTI                      Vice President, Chief                  September 28, 2000
-----------------------                    Financial Officer and
   Vernon A. LoForti                       Secretary


/s/ ROBERT A. DEGAN                        Director                               September 28, 2000
-----------------------
   Robert A. Degan


/s/ PETER PREUSS                           Director                               September 28, 2000
-----------------------
    Peter Preuss


/s/ JOHN A. SHANE                          Director                               September 28, 2000
-----------------------
    John A. Shane

                               OVERLAND DATA, INC.
                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Overland Data, Inc.:

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 21 present fairly, in all material respects, the financial position of Overland Data, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 21 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Diego, California
August 17, 2000

                               OVERLAND DATA, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                                      JUNE 30,
                                                                         ---------------------------------
                                                                             2000                 1999
                                                                         ------------          -----------
                                                                       (in thousands, except number of shares)
ASSETS

Current assets:
  Cash and cash equivalents............................................   $   15,774            $   16,199
  Accounts receivable, less allowance for doubtful accounts
     of $252 and $748, respectively....................................       22,798                13,885
  Inventories..........................................................       22,108                17,704
  Deferred income taxes................................................        3,391                 1,375
  Other current assets.................................................        1,684                 2,136
                                                                          ----------            ----------

       Total current assets............................................       65,755                51,299

Property and equipment, net............................................        5,033                 4,657
Other assets...........................................................          595                   274
                                                                          ----------            ----------

                                                                          $   71,383            $   56,230
                                                                          ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................................   $   13,965            $    5,615
  Accrued liabilities..................................................        6,262                 2,876
  Accrued payroll and employee compensation............................        2,271                 1,827
                                                                          ----------            ----------

       Total current liabilities.......................................       22,498                10,318

Deferred income taxes..................................................          466                   441
Other liabilities......................................................          922                   664
                                                                          ----------            ----------

       Total liabilities...............................................       23,886                11,423
                                                                          ----------             ---------

Commitments and contingencies (Note 7)

Shareholders' equity:
  Common stock, no par value, 25,000,000 shares
      authorized; 10,270,402 and 10,089,668 shares issued
      and outstanding at June 30, 2000 and 1999, respectively..........       31,753                31,030
  Accumulated other comprehensive income (loss)........................         (159)                  (59)
  Retained earnings....................................................       15,903                13,836
                                                                          ----------            ----------

      Total shareholders' equity.......................................       47,497                44,807
                                                                          ----------            ----------

                                                                           $  71,383            $   56,230
                                                                           =========            ==========

          See accompanying notes to consolidated financial statements.

                                    OVERLAND DATA, INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   YEAR ENDED JUNE 30,
                                                  ---------------------------------------------------
                                                     2000                 1999                1998
                                                  ------------         -----------        -----------
                                                        (in thousands, except per share amounts)
Net revenue:
   Product sales................................  $    122,703         $    91,777        $    75,164
   License fees and royalties...................           276                 450                  -
                                                  ------------         -----------        -----------

                                                       122,979              92,227             75,164

Cost of product sales...........................        92,460              64,336             51,965
                                                  ------------         -----------        -----------

Gross profit....................................        30,519              27,891             23,199

Operating expenses:
  Sales and marketing...........................        14,272              11,825              9,245
  Research and development......................         7,253               5,373              4,093
  General and administrative....................         6,183               5,079              6,221
                                                  ------------         -----------        -----------

                                                        27,708              22,277             19,559
                                                  ------------         -----------        -----------

Income from operations..........................         2,811               5,614              3,640

Other income (expense):
  Interest income, net..........................           714                 810                940
  Other (expense) income, net...................          (109)                157                (37)
                                                  ------------         -----------        -----------

Income before income taxes......................         3,416               6,581              4,543

Provision for income taxes......................         1,349               2,599              1,751
                                                  ------------         -----------        -----------

Net income .....................................  $      2,067         $     3,982        $     2,792
                                                  ============         ===========        ===========


Net income per share:
     Basic......................................  $       0.20         $      0.39         $     0.27
                                                  ============         ===========         ==========
     Diluted....................................  $       0.19         $      0.37         $     0.25
                                                  ============         ===========         ==========

Shares used in computing net income per share:
     Basic......................................        10,123              10,222             10,525
                                                  ============          ==========         ==========
     Diluted....................................        10,688              10,652             11,069
                                                  ============          ==========         ==========

               See accompanying notes to consolidated financial statements.

                               OVERLAND DATA, INC.
    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME



                                                                                        Accumulated
                                                              Common Stock                 Other
                                                     ------------------------------     Comprehensive     Retained
                                                          Shares           Amount       Income (Loss)     Earnings        Total
                                                     ---------------   ------------    --------------- ------------- ---------------
                                                                         (in thousands, except number of shares)
Balance at June 30, 1997...........................      10,434,593      $  33,246      $          9     $   7,062    $     40,317

     Exercise of stock options.....................         135,287            152                                             152
     Exercise of stock warrants....................           5,934
     Sale of stock through the Company's
       Employee stock purchase plan................          73,172            383                                             383
     Company repurchases of stock..................         (99,500)          (509)                                           (509)
     Tax benefits from exercise of stock options...                            224                                             224
     Comprehensive income:
       Net income..................................                                                          2,792           2,792
       Foreign currency translation................                                                9                             9
                                                     ----------------- ------------ ------------------ ------------ ---------------
Balance at June 30, 1998...........................      10,549,486         33,496                18         9,854          43,368
                                                     ----------------- ------------ ------------------ ------------ ---------------

     Exercise of stock options.....................          55,975             98                                              98
     Sale of stock through the Company's
       Employee stock purchase plan................          92,155            338                                             338
     Company repurchases of stock..................        (607,948)        (3,006)                                         (3,006)
     Tax benefits from exercise of
       stock options...............................                            104                                             104
     Comprehensive income:
       Net income..................................                                                          3,982           3,982
       Foreign currency translation................                                              (77)                          (77)
                                                     ----------------- ------------ ------------------ ------------ ---------------
Balance at June 30, 1999...........................      10,089,668         31,030               (59)       13,836          44,807
                                                     ----------------- ------------ ------------------ ------------ ---------------

     Exercise of stock options.....................         186,771            365                                             365
     Sale of stock through the Company's
       Employee stock purchase plan................          63,463            300                                             300
     Company repurchases of stock..................         (69,500)          (415)                                           (415)
     Tax benefits from exercise of
       stock options...............................                            473                                             473
     Comprehensive income:
       Net income..................................                                                          2,067           2,067
       Foreign currency translation................                                             (100)                         (100)
                                                     ----------------- ------------ ------------------ ------------ ---------------
Balance at June 30, 2000...........................      10,270,402      $  31,753         $    (159)    $  15,903      $   47,497
                                                     ================= ============ ================== ============ ===============


          See accompanying notes to consolidated financial statements.

                                                OVERLAND DATA, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                           Year Ended June 30,
                                                                            --------------------------------------------
                                                                                2000             1999           1998
                                                                            -----------       ----------     -----------
                                                                                            (in thousands)
Operating activities:
    Net income .............................................................   $ 2,067           $ 3,982       $ 2,792
    Adjustments to reconcile net income to
       net cash provided by (used in) operating activities:
           Deferred tax (expense) benefit...................................    (1,991)              437           449
           Depreciation and amortization....................................     1,619             1,462         1,479
           Bad debt expense (benefit).......................................      (447)                7           243
           Tax benefits from exercise of stock options......................       473               104           224
           Gain on disposal of property and equipment.......................         -                 -             9
           Changes in assets and liabilities:
               Accounts receivable..........................................    (8,466)            1,791        (4,775)
               Inventories .................................................      (592)           (1,627)       (3,976)
               Other assets.................................................       131            (1,489)         (266)
               Accounts payable and accrued/other liabilities...............    11,592               (88)        2,346
               Accrued payroll and employee compensation....................       444               629           152
                                                                               -------           -------       -------

                  Net cash provided by (used in) operating activities.......     4,830             5,208        (1,323)
                                                                               -------           -------       -------

Investing activities:
    Capital expenditures....................................................    (1,995)           (1,912)       (2,088)
    Acquisition of certain Tecmar assets....................................    (3,410)                -             -
                                                                               -------           -------       -------

                  Net cash used in investing activities.....................    (5,405)           (1,912)       (2,088)
                                                                               -------           -------       -------

Financing activities:
    Proceeds from issuance of common stock..................................       300               338           383
    Proceeds from exercise of stock options.................................       365                98           152
    Stock repurchases.......................................................      (415)           (3,006)         (509)
                                                                               -------           -------       -------
                  Net cash (used in) provided by financing activities.......       250            (2,570)           26
                                                                               -------           -------       -------
Effect of exchange rate changes on cash.....................................      (100)              (77)            9
                                                                               -------           -------       -------
Net increase (decrease) in cash and cash equivalents........................      (425)              649        (3,376)
Cash and cash equivalents, beginning of year................................    16,199            15,550        18,926
                                                                               -------           -------       -------
Cash and cash equivalents, end of year......................................   $15,774           $16,199       $15,550
                                                                               =======           =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes .............................................   $   648           $ 2,578       $   854
                                                                               =======           =======       =======
    Cash paid for interest..................................................   $     -           $     5       $     1
                                                                               =======           =======       =======
    Acquisition of businesses:
     Fair value of:
      Assets acquired.......................................................   $ 3,812           $     -       $     -
      Liabilities assumed...................................................      (402)                -             -
                                                                               -------           -------       -------
    Cash paid for acquisitions..............................................   $ 3,410           $     -             -
                                                                               =======           =======       =======

SUPPLEMENTAL NON-CASH ACTIVITIES:
    Compensation recognized as equity upon exercise
    of common stock options ................................................   $    12           $     6       $    38
                                                                               =======           =======       =======


           See accompanying notes to consolidated financial statements

                               OVERLAND DATA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

         Overland Data, Inc. (the "Company") was incorporated on September 8, 1980 under the laws of the state of California. The Company designs, develops, manufactures, markets and supports magnetic tape data storage systems and tape drives used by businesses for backup, archival and data interchange functions in environments from small businesses to large enterprises requiring high-availability networks. The Company's fiscal year ends on the Sunday closest to June 30. For ease of presentation, the Company's year-end is deemed to be June 30. Fiscal year 2000 included 53 weeks, while fiscal years 1999 and 1998 each included 52 weeks.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Overland Data (Europe) Ltd., Overland Data SARL, Overland Data GmbH, Tecmar, Inc. and Overland Data Export Limited, a foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION

          Revenue on direct product sales (excluding sales to commercial distributors and Compaq) is recognized upon shipment of products to such customers as they are not subject to any specific right of return or price protection, except for any defective product which may be returned under the Company's warranty policy. Title and risk of loss transfer to the customer when the product leaves the Company's dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Revenue from shipments to these customers is not recognized until the related products are in turn sold through by the commercial distributor. At June 30, 2000, there was approximately $1,368,000 of product that had been shipped to the Company's commercial distributors, but not yet shipped to ultimate customers.

         As part of its agreement with Compaq, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by Compaq to fulfill customer orders, at which time the Overland sale is recorded.

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

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         It is management's belief that the carrying amounts shown for the Company's financial instruments are reasonable estimates of their related fair values based on their terms or short-term nature.

COMPREHENSIVE INCOME

         Comprehensive income for the Company includes net income and foreign currency translation effects, which are charged or credited to accumulated other comprehensive income (loss) within shareholders' equity.

SEGMENT DATA

         The Company reports segment data based on the management approach. The management approach designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company's reportable segments. The Company also discloses information about products and services, geographic areas and major customers. The Company's U.S. and foreign operations are considered a single operating segment.

INFORMATION ABOUT GEOGRAPHIC AREAS

         Export sales by the Company, principally in Europe, for the years ended June 30, 2000, 1999 and 1998 were $23,548,000, $25,769,000 and $20,175,000, respectively. Long-lived assets other than deferred tax assets located in the Company's foreign subsidiaries, principally in Europe, at June 30, 2000, 1999 and 1998 were $829,000, $113,000 and $115,000, respectively.

CONCENTRATIONS OF RISK

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

         The Company's largest single customer accounted for approximately 54%, 25% and 25% of sales in fiscal years 2000, 1999 and 1998, respectively, and approximately 56%, 23% and 28% of accounts receivable at June 30, 2000, 1999 and 1998, respectively. The second largest customer accounted for 8%, 20% and 15% of sales in fiscal year 2000, 1999 and 1998, respectively, and 9%, 18% and 17% of accounts receivable at June 30, 2000, 1999 and 1998, respectively. No other customer accounted for 10% or more of sales in any of the three years presented.

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

NET INCOME PER SHARE

         Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 337,000, 573,000 and 524,000 in the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         A reconciliation of the calculation of basic and diluted earnings per share is as follows:



                                                                                        Year Ended June 30,
                                                                            ------------------------------------------
                                                                               2000            1999           1998
                                                                            -----------     -----------    -----------
                                                                             (in thousands except for per share data)
Net income........................................................             $2,067          $3,982         $2,792
                                                                            ===========     ===========    ===========

Basic:

     Weighted average number
        of common shares outstanding..............................             10,123          10,222         10,525
                                                                            ===========     ===========    ===========
     Basic net income per share...................................              $0.20           $0.39          $0.27
                                                                            ===========     ===========    ===========

Diluted:

     Weighted average number
        of common shares outstanding..............................             10,123          10,222         10,525
     Common stock equivalents using
        the treasury stock method.................................                565             430            544
                                                                            -----------     -----------    -----------
     Shares used in computing net
        income per share..........................................             10,688          10,652         11,069
                                                                            ===========     ===========    ===========
     Diluted net income per share.................................              $0.19           $0.37          $0.25
                                                                            ===========     ===========    ===========


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect SFAS No. 133 to have a material effect on the Company's financial position or results of operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. The Company will adopt SFAS 133 as required in fiscal year 2002.

         In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the first quarter of fiscal year 2001. The Company is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

         In March 2000, FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - ACQUISITION OF CERTAIN TECMAR ASSETS

         On February 23, 2000, the Company, through its subsidiary Tecmar, Inc., purchased certain inventories, fixed assets, supplies, intellectual property, trademarks and Internet addresses (the "Acquisition") from Tecmar Technologies International, Inc. and certain of its affiliates, including Tecmar Technologies, Inc. (collectively, "Tecmar") in an acquisition accounted for as a purchase. Tecmar, based in Longmont, Colorado, developed and manufactured tape drives for the entry-level network storage market. Total consideration for the Acquisition amounted to approximately $3,410,000 in cash. The assets were acquired on a discounted basis free and clear of all liens, interests and claims pursuant to a bankruptcy court order, and the Company assumed no liabilities of Tecmar, other than customer warranty and payroll-related obligations. The Company's reported statement of operations includes the results of Tecmar from the February 23, 2000 acquisition date.

         Total consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on the preliminary allocation, the estimated fair value of the assets acquired exceeded the total consideration paid and the Company allocated the excess amount to first reduce the value of non-current assets to zero and then to negative goodwill. The negative goodwill was amortized to reduce general and administrative expenses on a straight-line basis over 3 years, the estimated period of benefit.

         In the fourth quarter of fiscal year 2000, the Company finalized the Tecmar purchase price allocation. The reallocation of the purchase price resulted in a reduction of the value assigned to inventories and a corresponding reversal of negative goodwill previously recorded. The inventory devaluation was the result of a determination that certain chip components required to complete a number of finished units could not be procured at a reasonable price. Consequently, the remaining raw materials related to these units, which were included in the inventory purchased from Tecmar, were valued at zero.

         Additionally, subsequent to June 30, 2000, the Company elected to discontinue the Ditto line of products, which was included in the Tecmar purchase. Ditto sales had declined more rapidly than expected, and significant Tecmar, Inc. resources were dedicated to support the product line. The Company recorded a $1.7 million pre-tax charge to cost of goods sold, recorded in the fourth quarter of fiscal year 2000, to writeoff the related Ditto inventories. To stem further losses at Tecmar, Inc., the Company also announced that it would downsize the Tecmar, Inc. Colorado operation by consolidating certain functions into its San Diego facility and expected to record a charge in the first quarter of fiscal year 2001 relating to involuntary separations.

         The following supplemental pro forma financial information is presented for illustrative purposes only. The pro forma results for the Company's fiscal year ended June 30, 2000 and 1999 present the results for the Company as if the Acquisition occurred on July 1, 1999 and 1998, respectively. These pro forma results are not necessarily indicative of the results of the combined operations which actually would have been reported had the Acquisition occurred as of those dates, nor are they necessarily indicative of the Company's future financial results of operations.


                                                           2000                 1999
                                                     ---------------       --------------
       (In Thousands)                                            (unaudited)

       Net sales...................................  $  138,088             $  114,685
       Net income..................................      (4,484)                  (701)
       Diluted loss per share......................       (0.42)                 (0.07)


                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                                                     JUNE 30,
                                                            ------------------------
                                                               2000          1999
                                                            ---------      ---------
                                                                 (in thousands)
        Inventories:
         Raw materials......................................$  15,857      $   9,119
         Work in process....................................    2,767          3,074
         Finished goods.....................................    3,484          5,511
                                                            ---------      ---------

                                                            $  22,108      $  17,704
                                                            =========      =========

        Property and equipment:
         Machinery and equipment............................$   4,759      $   4,730
         Computer equipment.................................    4,502          4,126
         Furniture and fixtures.............................      454            320
         Leasehold improvements.............................    1,584          1,190
                                                            ---------      ---------

                                                               11,299         10,366
         Less accumulated depreciation
             and amortization...............................   (6,266)        (5,709)
                                                            ---------      ---------
                                                            $   5,033      $   4,657
                                                            =========      =========

Depreciation expense was $1,619,000, $1,462,000 and $1,371,000 in fiscal years 2000, 1999 and 1998, respectively.

NOTE 4 - LONG-TERM DEBT

         The Company has a $5,000,000 unsecured revolving credit facility at June 30, 2000, which expires on November 11, 2001. Borrowings under the line may be in the form of working capital loans, which bear interest at the bank's prime rate, or banker's acceptances ("BA") priced at the bank's BA rate plus 2.25%. The Company is required to maintain certain covenants and financial ratios including working capital and net worth ratios. The Company is in compliance with all terms of the agreement. At June 30, 2000 and 1999, there were no borrowings outstanding under the credit line.

NOTE 5 - INCOME TAXES

          The components of income before income tax provisions were as follows:


                                                   Year ended June 30,
                                             ----------------------------------
                                               2000          1999        1998
                                             -------       --------     -------
                                                        (in thousands)
                  Domestic.................  $  2,455     $  4,958     $  3,413
                  Foreign..................       961        1,623        1,130
                                             --------     --------     --------
                                             $  3,416     $  6,581     $  4,543
                                             --------     --------     --------

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The provision for income taxes includes the following:

                                                          Year ended June 30,
                                                   -----------------------------------
                                                      2000         1999         1998
                                                   ---------     --------     --------
                                                             (in thousands)
                  Current:
                       Federal..................  $  2,422     $  1,287     $    757
                       State....................       641          333          171
                       Foreign..................       277          542          374
                                                  --------     --------     --------
                                                     3,340        2,162        1,302
                                                  --------     --------     --------
                  Deferred:
                       Federal..................    (1,578)         350          360
                       State....................      (413)          87           89
                                                  --------     --------     --------
                                                    (1,991)         437          449
                                                  --------     --------     --------
                                                  $  1,349     $  2,599     $  1,751
                                                  ========     ========     ========


A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes to the total income tax provision reported in the Consolidated Statement of Operations is as follows:

                                                           Year ended June 30,
                                                   ----------------------------------
                                                     2000         1999         1998
                                                   --------     --------     --------
                                                             (in thousands)
    U.S. Federal income tax at statutory rate ..  $   1,162   $    2,238    $   1,545
    State income taxes, net of federal benefit..        151          377          172
    Foreign sales corporation benefit...........        (47)         (73)         (37)
    Permanent differences.......................         31           25           28
    Other.......................................         52           32           43
                                                  ---------    ---------    ---------
    Provision for income taxes..................  $   1,349    $   2,599    $   1,751
                                                  =========    =========    =========


                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Deferred income taxes at June 30, 2000 and 1999 comprised:


                                                              June 30,
                                                     --------------------------
                                                       2000              1999
                                                     -------           --------
                                                           (in thousands)
Deferred tax assets:
    Inventory......................................   $ 1,862          $   586
    Warranty reserves..............................       761              209
    State income taxes.............................       222              117
    Vacation and deferred compensation.............       217              225
    Other..........................................       189              172
    Reserve for doubtful accounts and returns......       140               73
                                                     --------          -------
      Gross deferred tax asset.....................     3,391            1,382
                                                     --------          -------

Deferred tax liabilities:
    Property and equipment depreciation............      (181)            (234)
    Lawsuit expenses...............................         -             (111)
    Other..........................................      (285)            (103)
                                                     --------          -------
      Gross deferred tax liability.................      (466)            (448)
                                                     --------          -------
Net deferred income taxes..........................   $ 2,925          $   934
                                                     ========          =======

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

                               OVERLAND DATA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Option activity for the three years ended June 30, 2000 is summarized as follows:


                                                                                              Weighted-Average
                                                                         Shares               Exercise Price
                                                                      --------------       ---------------------
Options outstanding at June 30, 1997.............................        756,191                       $1.24

       Options granted...........................................        572,768                        7.27
       Options exercised.........................................       (135,287)                       0.84
       Options canceled..........................................        (87,943)                       5.26
                                                                       ---------
Options outstanding at June 30, 1998.............................      1,105,729                        4.09

       Options granted...........................................        525,500                        6.03
       Options exercised.........................................        (55,975)                       1.65
       Options canceled..........................................        (95,625)                       6.36
                                                                       ---------
Options outstanding at June 30, 1999.............................      1,479,629                        4.73

       Options granted...........................................        720,500                        7.68
       Options exercised.........................................       (186,771)                       1.89
       Options canceled..........................................       (128,000)                       6.00
                                                                       ---------
Options outstanding at June 30, 2000.............................      1,885,358                       $6.05
                                                                       =========


The following table summarizes all options outstanding and exercisable by price range as of June 30, 2000:


                                          Options Outstanding                                  Options Exercisable
                      -----------------------------------------------------------   -----------------------------------------

                                          Weighted-Average
      Range of              Number           Remaining        Weighted-Average           Number           Weighted-Average
      Exercise          Outstanding at      Contractual           Exercise           Exercisable at           Exercise
       Prices           June 30, 2000           Life               Price              June 30, 2000             Price
   ----------------   -------------------   -------------   ---------------------   ------------------   --------------------
     $ .20 -   .88         226,557              2.8               $ 0.62                 226,557              $ 0.62
      1.20 -  3.75         149,150              5.7                 2.43                 129,650                2.33
      4.50 -  6.94         755,250              8.5                 5.61                 219,375                5.56
      7.00 - 11.88         728,401              8.2                 8.62                 221,026                7.84
     13.88 - 16.69          26,000              9.8                14.52                       -                   -
                      -------------------                                           ------------------
       .20 - 16.69       1,885,358              7.5                 6.05                 796,608                4.26
                      ===================                                           ==================


Shares available for future grant were 245,250, 837,750 and 592,500 at June 30, 2000, 1999 and 1998, respectively.

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1996 EMPLOYEE STOCK PURCHASE PLAN

         In February 1997, the Company adopted the 1996 Employee Stock Purchase Plan (the "ESPP") whereby 250,000 shares of Common Stock were reserved for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. In November 1998, the shareholders approved an amendment to increase the total number of shares of Common Stock from 250,000 to 500,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase Common Stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares in any one offering period. The ESPP is administered by an Administrative Committee appointed by the Board of Directors and provides generally that the purchase price must not be less than 85% of the fair market value of the Common Stock on the first or last day of the offering period, whichever is lower. During fiscal year 2000, a total of 63,463 shares were issued for combined proceeds of $300,000.

PRO FORMA INFORMATION

         The Company accounts for employee stock-based compensation using the intrinsic value method. No compensation expense has been recognized for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the date of grant. No compensation expense has been recognized for purchase rights under the ESPP as they have been granted in accordance with the terms of the ESPP. Had compensation expense for the Company's employee stock-based compensation awards issued during 2000, 1999 and 1998 been determined based on a fair value method, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                    YEAR ENDED JUNE 30,
                                    ---------------------------------------------------
                                       2000                  1999                1998
                                    ---------            -----------          ---------
                                          (in thousands except per share amounts)
Net income:
     As reported................... $   2,067              $  3,982           $  2,792
     Pro forma.....................     1,410                 3,248              2,343

Diluted net income per share:
     As reported................... $     .19              $    .37           $    .25
     Pro forma.....................       .13                   .30                .21



         The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model. The weighted-average estimated fair value of employee stock options granted during fiscal years 2000, 1999 and 1998 were $1.29, $2.07 and $1.16 per share, respectively. The weighted average assumptions used for grants during the fiscal years 2000, 1999 and 1998 were: no dividend yield for all years, risk-free interest rates of 6.4%, 5.2% and 5.9%, respectively, expected volatility of 80%, 60% and 33%, respectively, and expected lives of 7.0 years for all fiscal years.

         The fair value of each share purchase right under the ESPP is estimated at the inception of each offering period also using a Black-Scholes option-pricing model. The weighted-average estimated fair value of each share purchase right granted during fiscal years 2000, 1999 and 1998 were $3.39, $1.86 and $1.45 per share, respectively. The weighted average assumptions used during fiscal years 2000, 1999 and 1998 were: no dividend yield for all years, risk-free interest rates of 6.4%, 5.2% and 5.9%, respectively, expected volatility of 118%, 60% and 33%, respectively, and an expected life of 6 months for all fiscal years.

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7 - 401(k) PLAN

         In January 1994, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of all participants. In January 1998, the Company began matching employee contributions at 50% for up to 6% of an employee's pretax income. The totals of these employer contributions were $290,000, $252,000 and $118,000 in fiscal years 2000, 1999 and 1998, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         The Company leases its office, production and sales facilities under non-cancelable operating leases, which expire in various years through fiscal year 2015. The leases provide for annual rent escalations intended to approximate increases in cost of living indices, and certain of the leases provide for rent abatement. At June 30, 2000, future minimum lease payments under these arrangements are as follows:

Year Ending               Minimum Lease
 June 30,                   Payments
 --------                 -----------
                         (in thousands)
   2001                     $ 1,369
   2002                       1,296
   2003                         433
   2004                         254
   2005                         254
   Thereafter                 2,434
                            -------
                            $ 6,040

         Rental expense is recognized ratably over the respective lease terms and aggregated $1,072,000, $983,000 and $1,001,000 for fiscal years 2000,
1998 and 1997, respectively.

CONTINGENCIES

         The Company, its directors and certain of its officers were named as defendants in two class action lawsuits filed on April 21, 1997 and May 2, 1997 in the U.S. District Court for the Southern District of California. In both cases, the plaintiffs purported to represent a class of all persons who purchased the Company's Common Stock between February 21, 1997 and March 14, 1997. The complaints alleged that the defendants violated various federal securities laws through material misrepresentation and omissions in connection with the Company's initial public offering and its Registration Statement on Form S-1, which the Securities and Exchange Commission declared effective on February 21, 1997. On November 23, 1999, the defendants entered into a Stipulation of Settlement for this litigation, and on March 6, 2000, the Court approved the settlement. In accordance with the settlement, the litigation was dismissed with prejudice.

                               OVERLAND DATA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table presents selected quarterly financial information for the periods indicated. This information has been derived from unaudited quarterly consolidated financial statements, which in the opinion of management includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The quarterly per share data presented below was calculated separately and may not sum to the annual figures presented in item 14 of this report. These operating results are also not necessarily indicative of results for any future period.


                                                                    Quarters Ended
                        ------------------------------------------------------------------------------------------------------------
                                          Fiscal Year 1999                                         Fiscal Year 2000
                        -------------------------------------------------------- ---------------------------------------------------
                          Sept. 30       Dec. 31       Mar. 31       Jun. 30      Sept. 30      Dec. 31       Mar. 31       Jun. 30
                            1998           1998          1999          1999         1999         1999          2000          2000
                        -------------- ------------- ------------- ------------- ----------- ------------  ------------ ------------
Net sales.............    $  24,372     $  24,240      $ 22,263      $ 21,352     $ 22,845     $ 27,469      $ 34,354     $  38,311
Gross profit..........        7,416         7,313         6,522         6,640        6,242        6,976         8,825         8,476
Income (loss)
  from operations.....        1,938         1,871           969           836         (107)         740         1,711           467
Income before
  income taxes........        2,209         2,169         1,213           990           64        1,007         1,919           426
Net income............        1,348         1,315           736           583           39          609         1,161           258

Net income per share:
  Basic                   $    0.13     $    0.13      $   0.07      $   0.06      $     -     $   0.06      $   0.11     $    0.03
  Diluted                      0.12          0.12          0.07          0.05            -         0.06          0.11          0.02



                               OVERLAND DATA, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998




                                Balance at      Additions                         Deductions
                                 Beginning      Charged to                        Credited to       Balance at
                                  of Year         Income         Deductions*        Income         End of Year
                               -----------     ------------     -------------     ----------      -------------
Allowance for Doubtful Accounts Receivable

2000                             $  885          $   43            $    49            $490            $   389
1999                                922               7                 44               -                885
1998                                774             243                 95               -                922

Reserve for Inventory Obsolescence

2000                             $1,175          $2,674             $1,156               -            $ 2,693
1999                              1,848             315                988               -              1,175
1998                              1,879             300                331               -              1,848

------------
*  Amounts written off against the allowance, net of recoveries.


EXHIBIT INDEX
 2.1     Asset Purchase Agreement, dated as of January 7, 2000, by among the
         Registrant, Tecmar Acquisition Corporation, Tecmar Technologies
         International, Tecmar Technologies, and Ditto, Inc. (1) +

 3.1     Registrant's Amended and Restated Articles of Incorporation. (2)

 3.2     Registrant's By-Laws. (2)

 4.1     Specimen stock certificate. (2)

 4.2 Investors' Rights Agreement, dated May 21, 1993, between the Registrant and the parties named therein. (2)

10.1     Basic Order Agreement #16529, dated July 1, 1993 and as amended through
         November 10, 1995, between the Registrant and Digital Equipment
         Corporation. (2)

10.2     Production Procurement Agreement #RMSS-ODI-96-01-0, dated October 25,
         1996, between the Registrant and International Business Machines
         Corporation. (2)

10.3 Credit Agreement, dated as of June 27, 1997, by and between the Registrant and Imperial Bank. (3)

10.4 Standard Industrial Lease--Multi-Tenant, dated May 26, 1993, between the Registrant and Mitsui/SBD America Fund 87-1. (2)

10.5     First Amendment to the 1995 Stock Option Plan dated January 21, 1997. (2)

10.8     1996 Employee Stock Purchase Plan adopted December 12, 1996. (2)

10.9     Agreement between Overland Data and Tandberg Data Concerning MLR and
         VR(2) Technology, dated as of March 30, 1998, by and between the Registrant and Tandberg Data ASA. (4) +

10.9     Travan-TM- and VR(2) ASIC License and Supply Agreement, dated as of
         February 25, 1999, by and between Overland Data and Imation
         Corporation. (5) +

10.9 Supply Agreement, dated November 5, 1999, by and between Overland Data and Seagate Technology, Inc. (6) +

10.10    Credit Agreement, dated as of November 9, 1999, by and between Overland
         Data and Imperial Bank. (6) +

10.11 Officer's Retention Agreement, dated as of January 27, 2000, by and between Overland Data and Scott McClendon. (7)

10.12 Officer's Retention Agreement, dated as of January 27, 2000, by and between the Company and Steven E. Richardson. (7)

10.13 Officer's Retention Agreement, dated as of January 27, 2000, by and between the Company and Robert J. Scroop. (7)

10.14 VR(2) Technology License Agreement dated as of April 27, 2000 by and between Overland Data and Storage Technology Corp. (8) +

10.15    Purchase Agreement, dated as of June 7, 2000, by and between Compaq
         Computer Corporation and its Affiliates and Overland Data. +

21.1     Subsidiaries of the Registrant.

23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1     Power of Attorney (included on Signature Page).

27.1     Financial Data Schedule (for EDGAR use only).

-----------------

(1)      Incorporated by reference to the Company's Form 8-K dated March 8,
         2000.
(2) Incorporated by reference to the Company's Registration Statement No. 333-18583 dated February 21, 1997.
(3)      Incorporated by reference to the Company's Form 10-K dated September
         29, 1997.
(4)      Incorporated by reference to the Company's Form 10-K dated September
         28, 1998.
(5)      Incorporated by reference to the Company's Form 10-K dated September
         27, 1999.
(6)      Incorporated by reference to the Company's Form 10-Q dated February 16,
         2000.
(7)      Incorporated by reference to the Company's Form 10-Q dated May 17,
         2000.
(8)      Incorporated by reference to the Company's Form 8-K dated July 25,
         2000.
+ The Company has requested confidential treatment for certain portions of this Exhibit.