Form 10-Q
period 2000-09-30
OVERLAND DATA INC
filed 2000-11-14
CIK 889930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


As of November 10, 2000, there were 10,384,000 shares of the registrant's common stock, no par value, issued and outstanding.

                               OVERLAND DATA, INC.
                                    FORM 10-Q
                For the quarterly period ended September 30, 2000

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

Item 1.       Financial Statements:

              Consolidated Condensed Statement of Operations --
                   Three Months Ended
                   September 30, 2000 and 1999....................................................................3

              Consolidated Condensed Balance Sheet --
                    September 30, 2000 and June 30, 2000..........................................................4

              Consolidated Condensed Statement of Cash Flows --
                    Three months ended September 30, 2000 and 1999................................................5

              Notes to Consolidated Condensed Financial Statements................................................6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................................9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..........................................16


PART II   -   OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.................................................17

Item 6.       Exhibits and Reports on Form 8-K....................................................................17

              Signatures..........................................................................................18


                                 OVERLAND DATA, INC.
                    CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                             2000        1999
                                                                                           --------    --------
Net revenues:
      Product sales ....................................................................   $ 37,197    $ 22,645
      Royalties & services .............................................................        530         200
                                                                                           --------    --------
         Total net revenues ............................................................     37,727      22,845

Cost of goods sold .....................................................................     27,177      16,603
                                                                                           --------    --------

Gross profit ...........................................................................     10,550       6,242
                                                                                           --------    --------

Operating expenses:
      Sales and marketing ..............................................................      4,144       3,132
      Research and development .........................................................      2,315       1,599
      General and administrative .......................................................      1,911       1,618
                                                                                           --------    --------
         Total operating expenses ......................................................      8,370       6,349
                                                                                           --------    --------

Income (loss) from operations ..........................................................      2,180        (107)

Other income (expense):
      Interest income, net .............................................................        102         175
      Other expense, net ...............................................................       (125)         (4)
                                                                                           --------    --------

Income before income taxes .............................................................      2,157          64
Provision for income taxes .............................................................        852          25
                                                                                           --------    --------

Net income .............................................................................   $  1,305    $     39
                                                                                           ========    ========

Earnings per share:
      Basic ............................................................................   $   0.13    $   0.00
                                                                                           ========    ========
      Diluted...........................................................................   $   0.12    $   0.00
                                                                                           ========    ========

Number of shares used in computing earnings per share:
      Basic.............................................................................     10,300     10,088
                                                                                           ========    ========
      Diluted...........................................................................     10,990     10,589
                                                                                           ========    ========


See accompanying notes to consolidated condensed financial statements.

                               OVERLAND DATA, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                                                                 SEPTEMBER 30,         JUNE 30,
                                                                                                     2000               2000
                                                                                               ----------------   ---------------
ASSETS:                                                                                          (unaudited)
Current assets:
        Cash and cash equivalents ..........................................................   $       6,911      $     15,774
        Accounts receivable, less allowance for doubtful accounts
              and returns of $269 and $252, respectively ...................................          24,083            22,798
        Inventories.........................................................................          24,119            22,108

        Deferred income taxes ..............................................................           3,391             3,391
        Other current assets ...............................................................           2,254             1,684
                                                                                               ----------------   ---------------
                     Total current assets ..................................................          60,758            65,755

Property and equipment, net ................................................................           4,804             5,033
Intangible and other assets ................................................................             617               595
                                                                                               ----------------   ---------------
                                                                                               $      66,179      $     71,383
                                                                                               ================   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
        Accounts payable ...................................................................   $       8,116      $     13,965
        Accrued liabilities ................................................................           5,222             6,262
        Accrued payroll and employee compensation ..........................................           2,352             2,271
                                                                                               ----------------   ---------------
                     Total current liabilities .............................................          15,690            22,498

Deferred income taxes ......................................................................             466               466
Other liabilities ..........................................................................             854               922
                                                                                               ----------------   ---------------

                     Total liabilities .....................................................          17,010            23,886
                                                                                               ----------------   ---------------

Shareholders' equity:
        Common stock, no par value, 25,000,000 shares
              authorized; 10,328,425 and 10,270,402 shares
              issued and outstanding, respectively .........................................          32,190            31,753
        Accumulated other comprehensive loss ...............................................            (229)             (159)
        Retained earnings ..................................................................          17,208            15,903
                                                                                               ----------------   ---------------

                     Total shareholders' equity ............................................          49,169            47,497
                                                                                               ----------------   ---------------

                                                                                               $      66,179     $      71,383
                                                                                               ================   ===============


See accompanying notes to consolidated condensed financial statements.

                               OVERLAND DATA, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                           THREE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                             2000       1999
                                                                                                          --------    --------
OPERATING ACTIVITIES:
        Net income ....................................................................................   $  1,305    $     39
        Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
              Depreciation and amortization ...........................................................        455         405
              Changes in operating assets and liabilities:
                   Accounts receivable ................................................................     (1,285)      1,448
                   Inventories ........................................................................     (2,011)       (564)
                   Accounts payable and accrued liabilities ...........................................     (6,888)       (737)
                   Accrued payroll and employee compensation ..........................................         81        (253)
                   Other ..............................................................................       (661)       (151)
                                                                                                          --------    --------

                        Net cash (used in) provided by operating activities............................     (9,004)        187
                                                                                                          --------    --------

INVESTING ACTIVITIES:
        Capital expenditures ..........................................................................       (226)       (239)
                                                                                                          --------    --------

                        Net cash used in investing activities .........................................       (226)       (239)
                                                                                                          --------    --------

FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock ....................................................        295         156
        Proceeds from exercise of stock options .......................................................        142           3
        Stock repurchases .............................................................................          0        (415)
                                                                                                          --------    --------

                        Net cash provided by (used in) in financing activities ........................        437        (256)
                                                                                                          --------    --------

Effect of exchange rate changes on cash ...............................................................        (70)        170
                                                                                                          --------    --------

Net increase (decrease) in cash and cash equivalents ..................................................     (8,863)       (138)
Cash and cash equivalents at the beginning of the period ..............................................     15,774      16,199
                                                                                                          --------    --------

Cash and cash equivalents at the end of the period ....................................................   $  6,911    $ 16,061
                                                                                                          ========    ========


     See accompanying notes to consolidated condensed financial statements.

                               OVERLAND DATA, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Overland Data, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Company's first fiscal quarter ends on the Sunday closest to September 30. For ease of presentation, the Company's first fiscal quarter end is deemed to be September
30. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 on file with the Securities and Exchange Commission.

NOTE 2 -- NET INCOME PER SHARE

Basic earnings per share ("EPS") is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 106,500 and 438,000 at September 30, 2000 and 1999, respectively.

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):


                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                  2000     1999
                                                -------   -------
                                                   (unaudited)
       Net income ...........................   $ 1,305   $    39
                                                =======   =======

       BASIC EPS:
            Weighted average number of common
             shares outstanding .............    10,300    10,088
                                                =======   =======

       Basic earnings per share .............   $  0.13   $  0.00
                                                =======   =======


       DILUTED EPS:
            Weighted average number of common
             shares outstanding .............    10,300    10,088

            Common stock equivalents from the
             issuance of options using the
             treasury stock method ..........       690       501
                                                -------   -------

                                                 10,990    10,589
                                                =======   =======

       Diluted earnings per share ...........   $  0.12   $  0.00
                                                =======   =======


NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to the accumulated other comprehensive income account within shareholders' equity.

Comprehensive income for the three months ended September 30, 2000 and 1999 was as follows (in thousands):


                                                       THREE MONTHS
                                                          ENDED
                                                       SEPTEMBER 30,
                                                      2000       1999
                                                    -------    -------
                                                        (unaudited)
              Net income ........................   $ 1,305    $    39
              Foreign currency translation effect       (70)       170
                                                    -------    -------
              Comprehensive income ..............   $ 1,235    $   209
                                                    =======    =======


NOTE 4 -- INVENTORIES

Inventories consist of the following (in thousands):


                                                  SEPTEMBER 30,   JUNE 30,
                                                      2000          2000
                                                    --------      --------
                                                   (unaudited)
              Raw materials......................   $ 16,995      $ 15,857
              Work-in-process....................      2,599         2,767
              Finished goods.....................      4,525         3,484
                                                    --------      --------
                                                    $ 24,119      $ 22,108
                                                    ========      ========


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are based on current expectations and entail such risks and uncertainties as those set forth below, which could cause the Company's actual results to differ materially from those projected in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments. For a more detailed discussion of these and other risks, see our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2000.

OVERVIEW

Overland Data designs, develops, manufactures, markets and supports magnetic tape data storage drives and automation solutions. Businesses use these solutions for backup, archival and data interchange functions in high-availability network computing environments.

The Company's primary products are automated tape libraries, minilibraries, loaders and tape drives, which combine electro-mechanical robotics, electronic hardware and firmware developed by the Company with an emphasis on efficiency of design, functionality and reliability. Its products are based on a number of different tape technologies including DLTtape, AIT, DLT1, SLR, IBM compatible 3480/3490/3490E, Travan and DAT. The Travan and DAT products were acquired as part of the acquisition of assets from Tecmar Technologies International, Inc. and certain of its affiliates (collectively, "Tecmar") in February 2000. The Company is currently introducing a next-generation Travan-based product, using its proprietary tape encoding technology that it developed and patented under the name Variable Rate Randomizer or "VR(2)"-TM-. This new product will be aimed at capturing a share of the entry-level server tape backup market. Overland also acquired the Ditto product line through the Tecmar asset purchase. However, deteriorating sales led to the discontinuance and one-time $1.7 million pre-tax writeoff of the Ditto line in June 2000, and the consolidation into Overland's San Diego facility in September 2000 of certain Colorado-based operations involving former Tecmar personnel and product lines. Overland also distributes products manufactured by other original equipment manufacturers ("OEMs") and markets various other products including storage management software supplied by third parties, spare parts and tape media. The

Company also derives revenue from licensing its proprietary VR(2) tape encoding technology.

RISK FACTORS

Advanced technology companies like Overland Data are subject to numerous risks and uncertainties, generally characterized by rapid technological change and other highly competitive factors. In such an environment, the Company's future success will depend on its ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, the Company's future success will likely depend on the development of a next generation product to succeed its LibraryXpress product line. LibraryXpress is facing increasing competition from automated tape library products, and likely will face competition from other storage devices that may be developed in the future. Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance that the Company will be able to meet its product development schedules, including those for products based on its new VR(2) tape coding technique (both by the Company and its licensees), or that development costs will be within budgeted amounts. If the products or product enhancements that the Company develops are not deliverable due to developmental problems, quality issues or component shortage problems, or if such products or product enhancements do not achieve market acceptance or are unreliable, the Company's business, financial condition and results of operations may be materially and adversely affected. The introduction (whether by the Company or its competitors) of new products embodying new technologies such as new sequential or random access mass storage devices and the emergence of new industry standards could render existing products obsolete or not marketable.

The Company's current revenue stream is highly dependent upon the level of sales to Compaq Computer Corporation ("Compaq"), which comprised 60% of the Company's revenues in the quarter ended September 30, 2000. Although Compaq is the primary customer for this product line, Compaq is not required to purchase minimum quantities and its orders can fluctuate from quarter to quarter. The Company expects that Compaq will continue to represent a significant portion of the Company's revenues in future periods. Consequently, the Company's future operating results would be materially adversely impacted by the loss of the Compaq account, or the reduction, delay or cancellation of Compaq orders. This risk is tempered by the fact that in September 2000, the Company was notified by Compaq that Compaq had selected Overland to be its supplier of next-generation tape automation products, which will be jointly developed by Compaq and the Company for the mid-range marketplace.

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

Although the Company believes that its proprietary Variable Rate Randomizer (VR(2)) encoding technology, which it has now licensed to Tandberg Data ASA, Imation Corp., Seagate Technology, Inc. and Storage Technology, Inc., will ultimately prove to be of significant value, the success of VR(2) depends on the success of the licensee's tape drives, which ultimately incorporate the VR(2) technology. Success of VR(2) cannot be assured because of the potential difficulty of incorporating it into the electronics of new tape technology platforms, the possible introduction of competing techniques to enhance tape drive performance, and the uncertain market acceptance of VR(2) enhanced tape drives.

The risks and uncertainties noted above, along with others that could materially and adversely affect the Company's business, are set forth more fully in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's statement of operations as a percentage of net revenues for the periods presented. The data has been derived from the Company's unaudited condensed consolidated financial statements.


                                                                       THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                         2000        1999
                                                                       --------    -------
             Net revenues ..........................................      100.0%     100.0%
             Cost of goods sold ....................................       72.0       72.7
                                                                       --------    -------
             Gross profit ..........................................       28.0       27.3
                                                                       --------    -------

             Operating expenses:
                  Sales and marketing ..............................       11.0       13.7
                  Research and development .........................        6.1        7.0
                  General and administrative .......................        5.1        7.1
                                                                       --------    -------
                     Total operating expenses ......................       22.2       27.8
                                                                       --------    -------

             Income from operations ................................        5.8       (0.5)
             Other income:
                  Interest, net ....................................        0.3        0.8
                  Other income, net ................................       (0.3)        --
                                                                       --------    -------

             Income before income taxes ............................        5.8        0.3
             Provision for income taxes ............................        2.3        0.1
                                                                       --------    -------

             Net income ............................................        3.5%       0.2%
                                                                       ========    =======


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET REVENUES. Net revenues of $37.7 million in the first quarter of fiscal year 2001 were $14.9 million or 65.2% above net revenues of $22.8 million in the comparable quarter of the prior fiscal year. This revenue growth is attributable primarily to improved sales of the Company's automated library products, including increasing sales of the new AIT-based LibraryPro, which was introduced in the third quarter of the prior fiscal year. Sales of libraries increased by 92.5% from $14.4 million in the first quarter of fiscal year 2000 to $27.8 million in the first quarter of fiscal year 2001, primarily due to strong shipments to Compaq, the Company's largest customer. Sales of library products to Compaq of $22.4 million grew 186% from $7.8 million during the same quarter of the prior fiscal year. Sales of the Company's lower-end loader products decreased 5.9% from $2.6 million in the first quarter of fiscal year 2000 to $2.4 million in the first quarter of fiscal year 2001. Sales of mature 36-track products declined by 11.0% from $2.5 million in the first quarter of fiscal year 2000 to $2.2 million in the first quarter of fiscal year 2001. Sales of stand-alone drives of $1.3 million decreased 6.6% from $1.4 million in the same quarter of the prior fiscal year. Sales of Travan, Ditto and DAT products, which the Company began selling after the February 2000 acquisition of Tecmar assets, amounted to $1.2 million during the first quarter of fiscal year 2001.

A summary of the sales mix by product for the periods presented in the statement of operations follows:


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         2000              1999
                                                      ---------         ---------
     Company products:
        LibraryXpress...............................       73.6%             63.1%
        LoaderXpress................................        6.5              11.4
        36-track....................................        6.0              11.0
        9-track.....................................          -               0.4
        Travan/Ditto/DAT............................        3.2                 -
        Royalties & services........................        1.4               0.9

     Other products:
         Spare parts, controllers, other............        5.7               6.9
         Stand-alone drives.........................        3.6               6.3
                                                      ---------         ---------
                                                          100.0%            100.0%
                                                      =========         =========


GROSS PROFIT. The Company's gross profit for the first quarter of fiscal year 2001 was $10.6 million, up 69.0% from $6.2 million in the first quarter of fiscal year 2000. As a percentage of net revenues, the gross margin of 28.0% in the first quarter of fiscal year 2001 was slightly higher than the gross margin of 27.3% in the comparable quarter of the prior fiscal year, due to greater royalty/services revenues.

SALES AND MARKETING EXPENSE. Sales and marketing expense amounted to $4.1 million or 11.0% of net revenues in the first quarter of fiscal year 2001, compared to $3.1 million or 13.7% of net revenues in the first quarter of fiscal year 2000. The increased expenses in the current quarter are due primarily to higher sales personnel costs and promotional spending.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense amounted to $2.3 million or 6.1% of net revenues in the first quarter of fiscal year 2001, compared to $1.6 million or 7.0% of net revenues in the first quarter of fiscal year 2000. The higher expenses in the current quarter primarily reflect an increased level of new product development efforts and the addition of the former Tecmar Colorado-based engineering team.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense amounted to $1.9 million or 5.1% of net revenues in the first quarter of fiscal year 2001, compared to $1.6 million or 7.1% of net revenues in the first quarter of fiscal year 2000. The increased expenses in the first quarter of fiscal year 2001 primarily reflect personnel additions, as well as severance and other expenses relating to Tecmar and the consolidation of certain of its Colorado operations into Overland's San Diego facility.

OTHER INCOME & EXPENSE, NET. In the first quarter of fiscal year 2001, net other expense amounted to $23,000, comprised primarily of interest income of $102,000 less foreign currency losses of $120,000 related to the Company's UK operations. Net other income in the first quarter of fiscal year 2000 was $171,000, consisting primarily of interest income of $175,000.

INCOME TAXES. The Company's effective tax rate in the first quarter of fiscal year 2001 was 39.5%, compared to 39.8% in the first quarter of fiscal year 2000. The effective tax rate for all of fiscal year 2000 was 39.5% and is expected to remain unchanged for fiscal year 2001.

NET INCOME. Net income amounted to $1.3 million in the first quarter of fiscal year 2001, compared to $39,000 in the first quarter of fiscal year 2000. Diluted and basic net income per share for the first quarter of fiscal year 2001 was $0.12 and $0.13, respectively, compared to breakeven per share for the same measurements in the comparable quarter of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES. The Company's cash reserves fell to $6.9 million at September 30, 2000, compared to $15.8 million at June 30, 2000. During the first quarter of fiscal year 2001, the Company used $8.9 million in cash. Primary uses of cash included a decrease of $6.9 million in accounts payable and other accrued liabilities, an increase in inventories of $2.0 million and an increase in accounts receivable of $1.3 million. Cash was provided primarily by $1.3 million in earnings before depreciation and amortization. The Company's working capital amounted to $45.1 million at September 30, 2000, and it had no outstanding funded debt at such date. In addition, the Company has not used its $5.0 million line of credit. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future.

ITEM 3.  --  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational corporation, the Company is exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse effect on the Company's operating results. The Company currently does not utilize any derivative instruments to manage the risk of exchange rate fluctuations.

The Company is exposed to changes in market interest rates, which affect interest income earned on the Company's cash equivalents and short-term investments. The Company does not enter into derivative transactions relating to its cash, cash equivalents or short-term investments. At September 30, 2000, the Company had an investment portfolio of money market funds and certificates of deposit of $4.0 million. If market interest rates were to decrease immediately and uniformly by 10% from the levels as of September 30, 2000, the decline in the Company's interest income would not be material.

PART II  --  OTHER INFORMATION


ITEM 4.  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of fiscal year 2001.


ITEM 6.  --  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.0     Financial Data Schedule

         (b)      Reports on Form 8-K

                  Current report on Form 8-K dated as July 19, 2000 regarding the Company's signing of a VR(2) Technology License Agreement, under which Overland Data will license its proprietary VR(2) technology to Storage Technology Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                OVERLAND DATA, INC.

Date:  November 14, 2000                        By:  /s/  Vernon A. LoForti
                                                     ----------------------
                                                     Vernon A. LoForti
                                                     Vice President and
                                                     Chief Financial Officer