Form 10-Q
period 2000-12-31
OVERLAND DATA INC
filed 2001-02-14
CIK 889930

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2000

Commission File Number: 0-22071

OVERLAND DATA, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	95-3535285 (IRS Employer Identification No.)

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
Yes /x/  No / /

As of February 9, 2001, there were 10,428,397 shares of the registrant's common stock, no par value, issued and outstanding.

OVERLAND DATA, INC.

FORM 10-Q

For the quarterly period ended December 31, 2000

Table of Contents

		Page Number
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Statement of Operations— Three months and six months ended December 31, 2000 and 1999	3
	Consolidated Condensed Balance Sheet— December 31, 2000 and June 30, 2000	4
	Consolidated Condensed Statement of Cash Flows— Six months ended December 31, 2000 and 1999	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II—OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 6.	Exhibits and Reports on Form 8-K	18
	Signatures	19

OVERLAND DATA, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Net revenues:
Product sales	$43,464	$27,469	$80,661	$50,114
Royalties & services	122	—	652	200

Total net revenues	43,586	27,469	81,313	50,314
Cost of goods sold	32,029	20,493	59,206	37,096

Gross profit	11,557	6,976	22,107	13,218

Operating expenses:
Sales and marketing	3,886	3,244	8,030	6,376
Research and development	2,563	1,646	4,878	3,245
General and administrative	2,133	1,346	4,044	2,964

Total operating expenses	8,582	6,236	16,952	12,585

Income from operations	2,975	740	5,155	633
Other income (expense):
Interest income, net	90	199	192	374
Other (expense) income, net	(12)	68	(137)	64

Income before income taxes	3,053	1,007	5,210	1,071
Provision for income taxes	1,206	398	2,058	423

Net income	$1,847	$609	$3,152	$648

Earnings per share:
Basic	$0.18	$0.06	$0.30	$0.06

Diluted	$0.17	$0.06	$0.29	$0.06

Number of shares used in computing earnings per share:
Basic	10,347	10,064	10,337	10,069

Diluted	10,870	10,493	10,958	10,410

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands, except number of shares)

	December 31, 2000	June 30, 2000
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$16,823	$15,774
Accounts receivable, less allowance for doubtful accounts and returns of $459 and $389, respectively	26,548	22,798
Inventories	28,519	22,108
Deferred income taxes	3,391	3,391
Other current assets	1,970	1,684

Total current assets	77,251	65,755
Property and equipment, net	5,197	5,033
Intangible and other assets	508	595

	$82,956	$71,383

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$21,346	$13,965
Accrued liabilities	6,610	6,262
Accrued payroll and employee compensation	2,407	2,271

Total current liabilities	30,363	22,498
Deferred income taxes	466	466
Other liabilities	883	922

Total liabilities	31,712	23,886

Shareholders' equity:
Common stock, no par value, 25,000,000 shares authorized; 10,400,114 and 10,270,402 shares issued and outstanding, respectively	32,365	31,753
Accumulated other comprehensive loss	(178)	(159)
Retained earnings	19,057	15,903

Total shareholders' equity	51,244	47,497

	$82,956	$71,383

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2000	1999
OPERATING ACTIVITIES:
Net income	$3,152	$648
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	926	752
Changes in operating assets and liabilities:
Accounts receivable	(3,750)	(2,643)
Inventories	(6,411)	3,293
Accounts payable and accrued liabilities	7,730	554
Accrued payroll and employee compensation	136	(603)
Other	(237)	244

Net cash provided by operating activities	1,546	2,245

INVESTING ACTIVITIES:
Capital expenditures	(1,090)	(267)

Net cash used in investing activities	(1,090)	(267)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	295	156
Proceeds from exercise of stock options	317	37
Stock repurchases	—	(415)

Net cash provided by (used in) in financing activities	612	(222)

Effect of exchange rate changes on cash	(19)	37

Net increase in cash and cash equivalents	1,049	1,793
Cash and cash equivalents at the beginning of the period	15,774	16,199

Cash and cash equivalents at the end of the period	$16,823	$17,992

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

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

Note 2—Net Income Per Share

    Basic earnings per share ("EPS") is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 538,000 and 77,000 at December 31, 2000 and 1999, respectively.

    A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
	(unaudited)		(unaudited)
Net income	$1,847	$609	$3,152	$648

BASIC EPS:
Weighted average number of common shares outstanding	10,347	10,064	10,337	10,069

Basic earnings per share	$0.18	$0.06	$0.30	$0.06

DILUTED EPS:
Weighted average number of common shares outstanding	10,347	10,064	10,337	10,069
Common stock equivalents from the issuance of options using the treasury stock method	523	429	621	341

	10,870	10,493	10,958	10,410

Diluted earnings per share	$0.17	$0.06	$0.29	$0.06

Note 3—Comprehensive Income

    Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to the accumulated other comprehensive income (loss) account within shareholders' equity.

    Comprehensive income for the three months and six months ended December 31, 2000 and 1999 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
	(unaudited)		(unaudited)
Net income	$1,847	$609	$3,152	$648
Foreign currency translation effect	51	(133)	(19)	37

Comprehensive income	$1,898	$476	$3,133	$685

Note 4—Inventories

    Inventories consist of the following (in thousands):

	December 31, 2000	June 30, 2000
Raw materials	$17,290	$15,857
Work-in-process	3,821	2,767
Finished goods	7,408	3,484

	$28,519	$22,108

Note 5—2000 Stock Option Plan

    On November 14, 2000, the Company's shareholders approved adoption of the Company's 2000 stock Option Plan (the "2000 Plan"). The 2000 Plan is administered by the Compensation Committee of the Board of Directors and provides for the issuance of stock options covering 1,000,000 shares of common stock to employees, officers, directors and consultants. The 2000 Plan permits options granted to qualify as "Incentive Stock Options" under the internal revenue code.

Note 6—Commitments

    During the second quarter of fiscal year 2000, the Company entered into an operating lease agreement for a new 158,000 square foot headquarter facility to be constructed in San Diego, California. The lease commences upon the Company's occupancy of the building, scheduled for February 2002. The lease is for a period of twelve years and can be renewed for one additional five year period. The Company can terminate the lease for failure by the landlord to meet certain construction dates. As security for the lease, the Company has issued to the landlord a $1,500,000 letter of credit which is subject to reduction upon the maintenance of certain financial covenants and the passage of time.

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words and expressions reflecting optimism and satisfaction with current prospects, as well as words such as "believes," "intends," "expects," "plans," "anticipates," and variations thereof, identify forward-looking statements, but their absence does not mean that a statement is not forward looking. Such forward-looking statements are not guarantees of performance, and the company's actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include unexpected shortages of critical components; rescheduling or cancellation of customer orders; loss of a major customer; the timing and market acceptance of new product introductions by the company and its competitors; general competition and price pressures in the marketplace; and the company's ability to control costs and expenses. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments. For a more detailed discussion of these and other risks, see our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2000.

Overview

    Overland Data designs, develops, manufactures, markets and supports magnetic tape data storage drives and automation solutions. Businesses use these solutions for backup, archival and data interchange functions in high-availability network computing environments.

    The Company's primary products are automated tape libraries, minilibraries, loaders and tape drives, which combine electro-mechanical robotics, electronic hardware and firmware developed by the Company with an emphasis on efficiency of design, functionality and reliability. Its products are based on a number of different tape technologies including DLTtape, AIT, DLT1, SLR, IBM compatible 3480/3490/3490E, Travan and DAT. The Travan and DAT products were acquired as part of the acquisition of assets from Tecmar Technologies International, Inc. and certain of its affiliates (collectively, "Tecmar") in February 2000. Overland also distributes products manufactured by other original equipment manufacturers ("OEMs") and markets various other products including storage management software supplied by third parties, spare parts and tape media. The Company also derives revenue from licensing its proprietary VR2 tape encoding technology, which it has now licensed to Tandberg Data ASA, Imation Corp., Seagate Technology, Inc. and Storage Technology, Inc.

Risk Factors

    Advanced technology companies like Overland Data are subject to numerous risks and uncertainties, generally characterized by rapid technological change and other highly competitive factors. In such an environment, the Company's future success will depend on its ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, the Company's future success will likely depend on the market acceptance of the recently introduced LibraryXpress Neo Series, a "next-generation" line of tape automation products. Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance that the Company will be able to meet its product development schedules, including those for products based on its new VR2 tape coding technique (both by the Company and its licensees), or that development costs will be within budgeted amounts. If the products or product enhancements that the Company develops are not deliverable due to developmental problems, quality issues or component shortage problems, or if such products or product enhancements do not achieve market acceptance or are unreliable, the Company's business, financial condition and results of operations may be materially and adversely affected. The introduction (whether by the Company or its competitors) of new products embodying new technologies such as new sequential or random access mass storage devices and the emergence of new industry standards could render existing products obsolete or not marketable.

    The Company's current revenue stream is highly dependent upon the level of sales to Compaq Computer Corporation ("Compaq"), which comprised 65% of the Company's revenues in the quarter ended December 31, 2000. Although Compaq is the primary customer for the LibraryXpress product line, Compaq is not required to purchase minimum quantities and its orders can fluctuate from quarter to quarter. The Company expects that Compaq will continue to represent a significant portion of the Company's revenues in future periods. Consequently, the Company's future operating results would be impacted materially and adversely by the loss of the Compaq account, or the reduction, delay or cancellation of Compaq orders. This risk is tempered by the fact that in September 2000, the Company was notified by Compaq that Compaq had selected Overland to be its supplier of next-generation tape automation products, which will be jointly developed by Compaq and the Company for the mid-range market place.

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

    Although the Company has licensed its proprietary Variable Rate Randomizer (VR2) encoding technology, which it has now licensed to Tandberg Data ASA, Imation Corp., Seagate Technology, Inc. and Storage Technology, Inc., the success of VR2 depends on the success of the licensee's tape drives that incorporate the VR2 technology. Success of VR2 cannot be assured because of the potential difficulty of incorporating it into the electronics of new tape technology platforms, the possible introduction of competing techniques to enhance tape drive performance, and the uncertain market acceptance of VR2 enhanced tape drives.

    The risks and uncertainties noted above, along with others that could materially and adversely affect the Company's business, are set forth more fully in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and filed with the Securities and Exchange Commission on September 28, 2000.

Results Of Operations

    The following table sets forth items in the Company's statement of operations as a percentage of net revenues for the periods presented. The data has been derived from the Company's unaudited condensed consolidated financial statements.

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.5	74.6	72.8	73.7

Gross profit	26.5	25.4	27.2	26.3

Operating expenses:
Sales and marketing	8.9	11.8	9.9	12.7
Research and development	5.9	6.0	6.0	6.4
General and administrative	4.9	4.9	5.0	5.9

Total operating expenses	19.7	22.7	20.9	25.0

Income from operations	6.8	2.7	6.3	1.3
Other income:
Interest, net	0.2	0.7	0.2	0.7
Other (expense) income, net	—	0.2	(0.1)	0.1

Income before income taxes	7.0	3.6	6.4	2.1
Provision for income taxes	2.8	1.4	2.5	0.8

Net income	4.2%	2.2%	3.9%	1.3%

For the three months ended December 31, 2000 and 1999

    Net Revenues.  Net revenues of $43.6 million in the second quarter of fiscal year 2001 were $16.1 million or 58.7% above net revenues of $27.5 million in the second quarter of fiscal year 2000. This revenue growth is attributable primarily to improved sales of the Company's automated library and loader products, including increasing sales of the new AIT-based LibraryPro and the DLT1-based loader, both of which were introduced in the third quarter of fiscal year 2000. Sales of the Company's LibraryXpress products increased by 86.5% from $17.7 million in the second quarter of fiscal year 2000 to $33.0 million in the second quarter of fiscal year 2001. This increase was due primarily to strong shipments to Compaq, the Company's largest customer, who selected Overland as its supplier of mid-range DLT automation products in June 1999. Sales to Compaq commenced at relatively low levels during the first half of fiscal year 2000, during which the predecessor product sold by Compaq was phased out. Sales of library products to Compaq of $27.3 million grew 130% from $11.9 million during the same quarter of fiscal year 2000. Sales of the Company's lower-end loader products increased 24.8% from $2.5 million in the second quarter of fiscal year 2000 to $3.2 million in the second quarter of fiscal year 2001. Sales of mature 36-track products declined by 42.5% from $4.2 million in the second quarter of fiscal year 2000 to $2.4 million in the second quarter of fiscal year 2001. Sales of stand-alone drives of $1.7 million increased 21.8% from $1.4 million in the same quarter of fiscal year 2000. Sales of Travan, Ditto and DAT products, which the Company began selling after the February 2000 acquisition of Tecmar assets, amounted to $831,000 during the second quarter of fiscal year 2001.

    A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Company products:
LibraryXpress	75.7%	64.4%	74.7%	63.8%
LoaderXpress	7.3	9.3	6.9	10.2
36-track	5.5	15.2	5.7	13.3
9-track	—	—	—	0.2
Travan/Ditto/DAT	1.9	—	2.5	—
Royalties & services	0.3	—	0.8	0.4
Other products:
Spare parts, controllers, other	5.5	6.1	5.7	6.5
Stand-alone drives	3.8	5.0	3.7	5.6

	100.0%	100.0%	100.0%	100.0%

    Gross Profit.  The Company's gross profit for the second quarter of fiscal year 2001 was $11.6 million, up 65.7% from $7.0 million in the second quarter of fiscal year 2000. As a percentage of net revenues, the gross margin of 26.5% in the second quarter of fiscal year 2001 was higher than the gross margin of 25.4% in the second quarter of fiscal year 2000. This increase was due primarily to decreased material costs and significant volume increases resulting in greater economies of scale. The Company's gross margin is sensitive to both volume and the channel mix of its sales as sales to OEM customers are typically at lower margins compared to those of its branded products.

    Sales and Marketing Expense.  Sales and marketing expense amounted to $3.9 million or 8.9% of net revenues in the second quarter of fiscal year 2001 compared, to $3.2 million or 11.8% of net revenues in the second quarter of fiscal year 2000. This increase in absolute dollars resulted primarily from higher sales personnel costs and promotional spending. Sales and marketing expense during the remainder of the year is expected to remain at levels above prior periods in absolute dollars as the Company expands its efforts related to branded business and launches new products.

    Research and Development Expense.  Research and development expense amounted to $2.6 million or 5.9% of net revenues in the second quarter of fiscal year 2001, compared to $1.6 million or 6.0% of net revenues in the second quarter of fiscal year 2000. The higher expenses in absolute dollars during the latest quarter primarily reflect an increased level of new product development efforts, prototype costs and the addition of the former Tecmar Colorado-based engineering team. The Company expects to continue to invest significant resources in its strategic programs and consequently expects that research and development expenses in fiscal 2001 will continue to increase in absolute dollars over fiscal 2000.

    General and Administrative Expense.  General and administrative expense amounted to $2.1 million or 4.9% of net revenues in the second quarter of fiscal year 2001, compared to $1.3 million or 4.9% of net revenues in the second quarter of fiscal year 2000. This increase in absolute dollars resulted from higher information technology spending related to the Internet, the installation of systems in the Company's new California warehouse and Colorado engineering facilities, and personnel additions. The latest quarter also included an increase in the Company's allowance for doubtful accounts compared to a reduction in the second quarter of fiscal year 2000.

    Interest Income, Net.  The decrease in interest income during the second quarter of fiscal year 2001, as compared to the second quarter of fiscal year 2000, resulted primarily from lower average balances of cash and cash equivalents.

    Income Taxes.  The Company's effective tax rate in the second quarter of fiscal year 2001 was 39.5%, which was unchanged from the second quarter of fiscal year 2000. The effective tax rate for all of fiscal year 2000 was 39.5% and is expected to remain unchanged for fiscal year 2001.

    Net Income.Net income amounted to $1.8 million in the second quarter of fiscal year 2001, compared to $609,000 in the second quarter of fiscal year 2000. Diluted and basic net income per share for the second quarter of fiscal year 2001 were $0.17 and $0.18, respectively, compared to $0.06 (diluted and basic) per share for the second quarter of fiscal year 2000.

For the six months ended December 31, 2000 and 1999

    Net Revenues.  The Company's net revenues of $81.3 million in the first half of fiscal year 2001 grew by $31.0 million or 61.6% over net revenues of $50.3 million in the first half of fiscal year 2000. Sales of the Company's LibraryXpress products grew from $32.1 million in the first half of fiscal year 2000 to $60.7 million in the first half of fiscal year 2001, an increase of 89.2%. In total, the OEM business comprised 66.9% of revenues for the first half of fiscal 2001 compared to 55.7% of revenues for the first half of fiscal year 2000. This increase was due primarily to increased sales to Compaq, who selected Overland as its supplier of mid-range DLT automation products in June 1999. Sales to Compaq commenced at relatively low levels during the first half of fiscal year 2000, during which the predecessor product sold by Compaq was phased out. Sales of the Company's LoaderXpress products increased 9.3% to $5.6 million in the first half of fiscal year 2001 from $5.1 million in the first half of fiscal year 2000. During the first half of fiscal year 2001, sales of controllers, spare parts, software and other products amounted to $4.6 million, an increase of 40.0% from sales of $3.3 million for the first half of fiscal year 2000. Sales of Travan, Ditto and DAT products amounted to $2.0 million during the first half of fiscal year 2001. Revenues from VR2 royalties and services were $652,000 during the first half of fiscal year 2001, compared to $200,000 in the first half of fiscal year 2000. Finally, as expected, these gains were partially offset by declines in sales of the Company's mature 36-track products, which fell by 30.6% from $6.7 million in the first half of fiscal year 2000 to $4.6 million in the first half of fiscal year 2001.

    Gross Profit.  The Company's gross profit for the first six months of fiscal 2001 was $22.1 million, a 67.2% increase from the $13.2 million reported during the first half of fiscal year 2000. The gross margin percentage increased from 26.3% in the first half of fiscal 2000 to 27.2% during the first half of fiscal year 2001. This increase resulted from higher royalty revenue, decreased material costs and significant volume increases resulting in greater economies of scale. The Company's gross margin is sensitive to both volume and the channel mix of its sales as sales to OEM customers are typically at lower margins compared to those of its branded products.

    Sales and Marketing Expense.  Sales and marketing expense amounted to $8.0 million or 9.9% of net revenues in the first half of fiscal year 2001, compared to $6.4 million or 12.7% of net revenues in the first half of fiscal year 2000. This increase in absolute dollars is attributable primarily to the addition of sales personnel and higher advertising and promotion costs for new products. Sales and marketing expense during the remainder of fiscal year 2001 is expected to remain at levels above prior periods in absolute dollars as the Company expands its efforts related to branded business and launches new products.

    Research and Development Expense.  Research and development expense amounted to $4.8 million or 6.0% of net revenues in the first half of fiscal year 2001, compared to $3.2 million or 6.4% of net revenues in the first half of fiscal year 2000. The increased expenses reflect the addition of the former Tecmar Colorado-based engineering team and higher development material costs related to new product development programs. The Company expects to continue to invest significant resources in its strategic programs and anticipates that research and development expenses in fiscal year 2001 will continue to increase in absolute dollars over fiscal year 2000.

    General and Administrative.  General and administrative expense amounted to $4.0 million or 5.0% of net revenues in the first half of fiscal year 2001, compared to $3.0 million or 5.9% of net revenues in the first half of fiscal year 2000. This increase in absolute dollars reflect personnel additions, higher information technology spending related to the Internet and the installation of systems at the Company's new California warehouse and Colorado engineering facilities. The first half of fiscal year 2001 also included an increase to the Company's allowance for doubtful accounts compared to a reduction in the first half of fiscal year 2000.

    Interest Income, Net.  The decrease in interest income during the first half of fiscal year 2001, as compared to the first half of fiscal year 2000, resulted primarily from lower average balances of cash and cash equivalents.

    Other (Expense)Income, Net.  In the first half of fiscal year 2001, other expense of $137,000 was due primarily to foreign currency losses. Other income of $64,000 during the first half of fiscal year 2000 was also due primarily to foreign currency gains.

    Income Taxes.  The Company's effective tax rate in the first half of fiscal year 2001 was 39.5%, unchanged from the first half of fiscal year 2000.

    Net Income.  Net income amounted to $3.2 million in the first half of fiscal year 2001, compared to $648,000 in the first half of fiscal year 2000. Diluted and basic net income per share increased to $.29 and $.30, respectively, in the first half of fiscal year 2001, compared to $.06 (diluted and basic) in the first half of fiscal year 2000.

    Liquidity and Capital Resources.  Cash balances increased during the first half of fiscal year 2001 by $1,049,000 as operating cash inflows of $1,546,000 and net inflows from financing activities of $612,000 exceeded investing outflows of $1,090,000. Operating cash inflows during the first half of fiscal year 2001 resulted primarily from net income and the increase in accounts payable and other accrued liabilities exceeding increases in inventories and accounts receivable. Capital expenditures, primarily tooling, computers and related systems, increased to $1,090,000 during the first half of fiscal year 2001. Financing cash inflows during the first half of fiscal year 2001 were a result of the proceeds from the issuance of common stock and the exercise of stock options.

    During the first half of fiscal year 2000, operations provided cash inflows of $2,245,000, exceeding investing outflows of $267,000 and financing outflows of $222,000. Operating cash inflows during the first half of fiscal year 2000 resulted primarily from the decrease in inventories combined with net income exceeding an increase in accounts receivable. Capital expenditures, primarily tooling, computers and related systems, were $267,000 during the first half of fiscal year 2001. Financing cash outflows in the first half of fiscal year 2000 resulted from stock repurchases offset somewhat by the proceeds from the issuance of common stock and the exercise of stock options.

    The Company's working capital amounted to $46.9 million at December 31, 2000, and the Company's $5.0 million credit line remains unused. The Company believes that these resources will be sufficient to fund its operations into the foreseeable future including anticipated capital expenditures in connection with the construction and occupancy of its new headquarter facilities.

Item 3.—Quantitative and Qualitative Disclosures About Market Risk

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to its normal operating and funding activities. Historically the Company has not used derivative instruments or engaged in hedging activities.

    Interest Rate Risk.  The Company's financial instruments with market risk exposure are the Company's cash equivalents, short-term investments and, to the extent utilized, revolving credit borrowings, of which no amounts were outstanding at December 31, 2000. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company currently maintains a portfolio of high-grade commercial paper and money market funds.

    The Company's revolving line of credit facility is non-trading in nature and carries interest at the bank's prime rate or at the bank's banker's acceptance rate plus 2.25%. The Company's objective in maintaining access to these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall costs as compared with fixed rate borrowings.

    A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would result in no material change in the Company's pre-tax earnings and cash flow.

    Foreign Currency Risk.  The Company conducts business on a global basis and essentially all of its products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of the Company's sales and is expected to continue to represent a significant portion of it's sales.

    The Company's wholly owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on the Company's results during the first six months of 2001 was not material.

PART II—OTHER INFORMATION

Item 4.—Submission of Matters to a Vote of Security Holders

    On November 14, 2000, the Company held its Annual Meeting of Shareholders in San Diego, California. At the meeting, the shareholders approved management's slate of directors and two additional proposals with the following vote distribution:

Item	Affirmative	Negative	Withheld	Broker Non-vote
Election of Board Members
Scott McClendon	8,879,477		867,216
Martin D. Gray	8,879,977		866,716
Peter Preuss	8,712,703		1,033,990
John A. Shane	8,838,503		908,190
Robert A. Degan	8,874,651		872,042
Other Matters
Adopt the 2000 Stock Option Plan	4,182,830	1,501,811	44,777	4,017,275
Reappoint PricewaterhouseCoopers LLP as independent auditors for fiscal year 2001	9,727,156	12,663	6,874

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1	Build-to-Suit Single Tenant Lease agreement dated October 12, 2000 between the Company and LBA-VIF ONE, LLC.
+ 10.2	2000 Stock Option Plan adopted November 14, 2000. (1)
+ 10.3	Officer's Retention Agreement, dated as of January 27, 2000, by and between Overland Data and Vernon A. LoForti.
+ 10.4	Officer's Retention Agreement, dated as of January 27, 2000, by and between Overland Data and W. Michael Gawarecki.
+ 10.5	Employment Agreement, dated as of December 4, 2000, by and between Overland Data and Vernon A. LoForti.

(1)
Filed as exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (No. 333-53380) and incorporated herein by reference.

+
Management compensatory plan.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND DATA, INC.
Date: February 14, 2001	By:	/s/ VERNON A. LOFORTI Vernon A. LoForti Vice President and Chief Financial Officer

QuickLinks

OVERLAND DATA, INC. FORM 10-Q For the quarterly period ended December 31, 2000 Table of Contents
OVERLAND DATA, INC. CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (Unaudited) (In thousands, except per share data)
OVERLAND DATA, INC. CONSOLIDATED CONDENSED BALANCE SHEET (In thousands, except number of shares)
OVERLAND DATA, INC. CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited) (In thousands)
OVERLAND DATA, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
SIGNATURES