Form 10-Q
period 2001-03-31
OVERLAND DATA INC
filed 2001-05-15
CIK 889930

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

Commission File Number: 0-22071

OVERLAND DATA, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	95-3535285 (IRS Employer Identification No.)

8975 Balboa Avenue, San Diego, California 92123-1599
(Address of principal executive offices, including zip code)

(858) 571-5555
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of May 10, 2001, there were 10,489,200 shares of the registrant's common stock, no par value, issued and outstanding.

OVERLAND DATA, INC.
FORM 10-Q
For the quarterly period ended March 31, 2001

Table of Contents

		Page Number
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Statement of Operations — Three months and nine months ended March 31, 2001 and 2000	3
	Consolidated Condensed Balance Sheet — March 31, 2001 and June 30, 2000	4
	Consolidated Condensed Statement of Cash Flows — Nine months ended March 31, 2001 and 2000	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16
	Signatures	16

OVERLAND DATA, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except number of shares)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Net revenues:
Product sales	$36,936	$34,348	$117,597	$84,462
Royalties & services	82	6	734	206

Total net revenues	37,018	34,354	118,331	84,668
Cost of goods sold	27,502	25,529	86,708	62,625

Gross profit	9,516	8,825	31,623	22,043

Operating expenses:
Sales and marketing	4,038	3,587	12,068	9,963
Research and development	2,675	2,027	7,553	5,272
General and administrative	2,088	1,500	6,132	4,464

Total operating expenses	8,801	7,114	25,753	19,699

Income from operations	715	1,711	5,870	2,344
Other income:
Interest income, net	158	171	350	545
Other income, net	532	37	395	101

Income before income taxes	1,405	1,919	6,615	2,990
Provision for income taxes	555	758	2,613	1,181

Net income	$850	$1,161	$4,002	$1,809

Earnings per share:
Basic	$0.08	$0.11	$0.39	$0.18

Diluted	$0.08	$0.11	$0.37	$0.17

Number of shares used in computing earnings per share:
Basic	10,385	10,118	10,371	10,087

Diluted	10,971	10,984	10,931	10,435

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands, except number of shares)

	March 31, 2001	June 30, 2000
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$12,971	$15,774
Accounts receivable, less allowance for doubtful accounts and returns of $427 and $389, respectively	22,964	22,798
Inventories	27,066	22,108
Deferred income taxes	3,391	3,391
Other current assets	2,689	1,684

Total current assets	69,081	65,755
Property and equipment, net	5,503	5,033
Intangible and other assets	491	595

	$75,075	$71,383

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$12,917	$13,965
Accrued liabilities	5,767	6,262
Accrued payroll and employee compensation	2,629	2,271

Total current liabilities	21,313	22,498
Deferred income taxes	466	466
Other liabilities	927	922

Total liabilities	22,706	23,886

Shareholders' equity:
Common stock, no par value, 25,000,000 shares authorized; 10,480,700 and 10,270,402 shares issued and outstanding, respectively	32,762	31,753
Accumulated other comprehensive loss	(298)	(159)
Retained earnings	19,905	15,903

Total shareholders' equity	52,369	47,497

	$75,075	$71,383

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES:
Net income	$4,002	$1,809
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,427	1,179
Changes in operating assets and liabilities:
Accounts receivable	(166)	(8,885)
Inventories	(4,958)	1,675
Accounts payable and accrued liabilities	(1,543)	6,729
Accrued payroll and employee compensation	358	288
Other	(895)	(530)

Net cash (used in) provided by operating activities	(1,775)	2,265

INVESTING ACTIVITIES:
Capital expenditures	(1,897)	(1,223)
Acquisition of certain Tecmar assets	0	(3,410)

Net cash used in investing activities	(1,897)	(4,633)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	601	300
Proceeds from exercise of stock options	407	281
Stock repurchases	—	(415)

Net cash provided by financing activities	1,008	166

Effect of exchange rate changes on cash	(139)	(3)

Net decrease in cash and cash equivalents	(2,803)	(2,205)
Cash and cash equivalents at the beginning of the period	15,774	16,199

Cash and cash equivalents at the end of the period	$12,971	$13,994

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

    The accompanying condensed consolidated financial statements of Overland Data, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Company's third fiscal quarter ends on the Sunday closest to March 31. For ease of presentation, the Company's third fiscal quarter end is deemed to be March 31. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 on file with the Securities and Exchange Commission.

Note 2—Inventories

    Inventories consist of the following (in thousands):

	March 31, 2001	June 30, 2000
	(unaudited)
Raw materials	$17,408	$15,857
Work-in-process	4,040	2,767
Finished goods	5,618	3,484

	$27,066	$22,108

Note 3—Net Income Per Share

    Basic earnings per share ("EPS") is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 131,000 and 79,000 at March 31, 2001 and 2000, respectively.

    A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net income	$850	$1,161	$4,002	$1,809

BASIC EPS:
Weighted average number of common shares outstanding	10,385	10,118	10,371	10,087

Basic earnings per share	$0.08	$0.11	$0.39	$0.18

DILUTED EPS:
Weighted average number of common shares outstanding	10,385	10,118	10,371	10,087
Common stock equivalents from the issuance of options using the treasury stock method	586	866	560	348

	10,971	10,984	10,931	10,435

Diluted earnings per share	$0.08	$0.11	$0.37	$0.17

Note 4—Comprehensive Income

    Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to the accumulated other comprehensive income (loss) account within shareholders' equity.

    Comprehensive income for the three months and nine months ended March 31, 2001 and 2000 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net income	$850	$1,161	$4,002	$1,809
Foreign currency translation effect	(123)	40	(140)	(3)

Comprehensive income	$727	$1,201	$3,862	$1,806

Note 5—2000 Stock Option Plan

    On November 14, 2000, the Company's shareholders approved the adoption of the Company's 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan is administered by the Compensation Committee of the Board of Directors and provides for the issuance of stock options covering 1,000,000 shares of common stock to employees, officers, directors and consultants. The 2000 Plan permits the grant of "Incentive Stock Options" within the meaning of the internal revenue code.

Note 6—Commitments

    During the second quarter of fiscal year 2001, the Company entered into an operating lease agreement for a new 158,000 square foot headquarters facility to be constructed in San Diego, California. The lease term commences upon the Company's occupancy of the building, scheduled for February 2002. The lease is for a period of 12 years and can be renewed for one additional five-year period. The Company can terminate the lease for failure by the landlord to meet certain construction dates. As security for the lease, the Company has issued to the landlord a $1,500,000 letter of credit, which is subject to reduction upon the maintenance of certain financial covenants and the passage of time.

Note 7—Sale of Rights and Assets

    During the third quarter of fiscal year 2001 the Company sold certain rights and assets (including the product design together with all documentation, manufacturing rights, tooling and inventory) of its automated SLR loader product to Tandberg Data for a purchase price of $1,135,000. As a result of this transaction, the Company recorded a pre-tax gain of $810,000 within other income during the quarter. In connection with the sale, the Company also will receive a per unit royalty on the first 6,000 SLR loader units that are manufactured and sold by Tandberg Data. The Company's net revenue from SLR loader products during the nine months ended March 31, 2001 accounted for approximately 1% of total revenue.

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words and expressions reflecting optimism and satisfaction with current prospects, as well as words such as "believes," "intends," "expects," "plans," "anticipates," and variations thereof, identify forward-looking statements, but their absence does not mean that a statement is not forward looking. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are not guarantees of performance. Such forward-looking statements are based on current expectations and entail such risks and uncertainties as those set forth below, which could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include the timing and market acceptance of new product introductions by the Company and its competitors; loss of or significantly reduced orders from a major customer; rescheduling or cancellation of customer orders; general economic conditions; general competition and price pressures in the marketplace; unexpected shortages of critical components; and the Company's ability to control costs and expenses. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments. For a more detailed discussion of these and other risks, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and filed with the Securities and Exchange Commission on September 28, 2000.

Overview

    Overland Data designs, develops, manufactures, markets and supports magnetic tape data storage drives and automation solutions. Businesses use these solutions for backup, archival and data interchange functions in high-availability network computing environments.

    The Company's primary products are automated tape libraries, minilibraries, loaders and tape drives, which combine electro-mechanical robotics, electronic hardware and firmware developed by the Company with an emphasis on efficiency of design, functionality and reliability. Its products are based on a number of different tape technologies including DLTtape, AIT, DLT1, SLR, IBM compatible 3480/3490/3490E, Travan and DAT. The Travan and DAT products were acquired as part of the acquisition of assets from Tecmar Technologies International, Inc. and certain of its affiliates (collectively, "Tecmar") in February 2000. Overland also distributes products manufactured by other original equipment manufacturers ("OEMs") and markets various other products including storage management software supplied by third parties, spare parts and tape media. The Company also derives revenue from licensing its proprietary Variable Rate Randomizer (VR2)® tape encoding technology, which it has now licensed to Tandberg Data ASA, Imation Corp., Seagate Technology, Inc. and Storage Technology, Inc.

Recent Developments

    On April 19, 2001 the Company announced that it had taken specific steps to reduce operating expenses to reflect current and expected business conditions. These steps included a reduction in workforce of 26 permanent employees, the elimination of 17 temporary positions, a 10% general salary reduction, and the elimination of officer bonuses for the second half of the current fiscal year. As a result of these actions, and other cost reduction actions currently in place, the Company expects to record a one-time severance charge in the fourth quarter of fiscal year 2001.

Risk Factors

    Advanced technology companies like Overland Data are subject to numerous risks and uncertainties, generally characterized by rapid technological change and other highly competitive factors. In such an environment, the Company's future success will depend on its ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, the Company's future success will likely depend on the market acceptance of the recently introduced LibraryXpress® Neo Series™, a "next-generation" line of tape automation products. Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance that the Company will be able to meet its product development schedules, including those for products based on its new VR2 tape coding technique (both by the Company and its licensees), or that development costs will be within budgeted amounts. If the products or product enhancements that the Company develops are not deliverable due to developmental problems, quality issues or component shortage problems, or if such products or product enhancements do not achieve market acceptance or are unreliable, the Company's business, financial condition and results of operations may be materially and adversely affected. The introduction (whether by the Company or its competitors) of new products embodying new technologies such as new sequential or random access mass storage devices and the emergence of new industry standards could render existing products obsolete or not marketable.

    The Company's current revenue stream is highly dependent upon the level of sales to Compaq Computer Corporation ("Compaq"), which comprised 60% of the Company's revenues in the third fiscal quarter ended March 31, 2001. Although Compaq is the primary customer for the LibraryXpress product line, Compaq is not required to purchase minimum quantities and its orders can fluctuate from quarter to quarter. The Company expects that Compaq will continue to represent a significant portion of the Company's revenues in future periods. Consequently, the Company's future operating results would be impacted materially and adversely by the loss of the Compaq account, or the reduction, delay or cancellation of Compaq orders

    A large portion of the Company's products incorporate DLTtape drives manufactured by Quantum Corporation, which is also a competitor of the Company because Quantum markets its own tape drives and tape automation products. Although Quantum has licensed Tandberg Data to be a second source manufacturer of DLTtape drives, Overland has not qualified Tandberg as its alternative supplier. The Company does not have a long-term contract with Quantum, which could cease supplying DLTtape drives directly to the Company. From time to time in the past, the Company has not been able to obtain as many drives as it has needed from Quantum due to drive shortages or quality issues. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company experienced problems with the supply of a newly introduced DLTtape drive and such problems adversely affected the Company's sales and earnings. No assurance can be given that such problems will not recur, or that the Company will not experience similar or more serious disruptions in supply in the future with current versions of DLT drives, the new SDLT drive or any future DLT drive version.

    Although the Company has licensed its proprietary VR2 encoding technology to Tandberg Data ASA, Imation Corp., Seagate Technology, Inc. and Storage Technology, Inc., the success of VR2 depends on the success of the licensee's tape drives that incorporate the VR2 technology. Success of VR2 cannot be assured because of the potential difficulty of incorporating it into the electronics of new tape technology platforms, the possible introduction of competing techniques to enhance tape drive performance, and the uncertain market acceptance of VR2 enhanced tape drives.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.3	74.3	73.3	74.0

Gross profit	25.7	25.7	26.7	26.0

Operating expenses:
Sales and marketing	10.9	10.4	10.2	11.8
Research and development	7.2	5.9	6.4	6.2
General and administrative	5.6	4.4	5.2	5.3

Total operating expenses	23.7	20.7	21.8	23.3

Income from operations	2.0	5.0	4.9	2.7
Other income:
Interest, net	0.4	0.5	0.3	0.7
Other income, net	1.4	0.1	0.4	0.1

Income before income taxes	3.8	5.6	5.6	3.5
Provision for income taxes	1.5	2.2	2.2	1.4

Net income	2.3%	3.4%	3.4%	2.1%

For the three months ended March 31, 2001 and 2000

    Net Revenues.  Net revenues of $37.0 million in the third quarter of fiscal year 2001 were $2.7 million or 7.8% above net revenues of $34.4 million in the third quarter of fiscal year 2000. This revenue growth is attributable primarily to improved sales of the Company's automated library and loader products, including increased sales of the AIT-based LibraryPro™ and the DLT1-based loader, both of which were introduced in the third quarter of fiscal year 2000. Sales of the Company's LibraryXpress products increased by 6.9% from $24.6 million in the third quarter of fiscal year 2000 to $26.4 million in the third quarter of fiscal year 2001. This increase was due primarily to increased shipments to Compaq, the Company's largest customer. Sales of library products to Compaq of $20.9 million grew 8.1% from $19.3 million during the same quarter of fiscal year 2000. Sales of the Company's lower-end loader products increased 9.3% from $3.1 million in the third quarter of fiscal year 2000 to $3.4 million in the third quarter of fiscal year 2001. As expected, sales of mature 36-track products declined 23.4% from $3.1 million in the third quarter of fiscal year 2000 to $2.4 million in the third quarter of fiscal year 2001. Sales of stand-alone drives of $1.5 million increased 21.0% from $1.3 million during the same quarter of fiscal year 2000. Sales of Travan, Ditto and DAT products, which the Company began selling after the February 2000 acquisition of certain Tecmar assets, decreased 13.8% from $719,000 in the third quarter of fiscal year 2000 to $620,000 in the third quarter of fiscal year 2001.

    A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Company products:
LibraryXpress	71.2%	71.7%	73.6%	67.0%
LoaderXpress	9.2	9.0	7.6	9.8
36-track	6.4	9.1	5.9	11.6
9-track	—	—	—	0.1
Travan/Ditto/DAT	1.7	2.1	2.2	0.9
Royalties & services	0.2	—	0.6	0.2
Other products:
Spare parts, controllers, other	7.2	4.4	6.2	5.6
Stand-alone drives	4.1	3.7	3.9	4.8

	100.0%	100.0%	100.0%	100.0%

    Gross Profit.  The Company's gross profit for the third quarter of fiscal year 2001 was $9.5 million, up 7.8% from $8.8 million in the third quarter of fiscal year 2000. As a percentage of net revenues, the gross margin of 25.7% remained unchanged from the third quarter of fiscal year 2000.

    Sales and Marketing Expense.  Sales and marketing expense amounted to $4.0 million or 10.9% of net revenues in the third quarter of fiscal year 2001 compared to $3.6 million or 10.4% of net revenues in the third quarter of fiscal year 2000. This increase in absolute dollars resulted primarily from higher personnel related costs and expenses related to internally consumed product for evaluation and demonstration purposes.

    Research and Development Expense.  Research and development expense amounted to $2.7 million or 7.2% of net revenues in the third quarter of fiscal year 2001, compared to $2.0 million or 5.9% of net revenues in the third quarter of fiscal year 2000. The higher expenses in absolute dollars during the latest quarter primarily reflect an increased level of new product development efforts, prototype costs and the addition of the Longmont, Colorado-based engineering team.

    General and Administrative Expense.  General and administrative expense amounted to $2.1 million or 5.6% of net revenues in the third quarter of fiscal year 2001, compared to $1.5 million or 4.4% of net revenues in the third quarter of fiscal year 2000. This increase in absolute dollars primarily resulted from personnel additions and higher recruiting costs. In addition, the third quarter of fiscal year 2000 included a benefit of $257,000 due to an adjustment to the Company's allowance for doubtful accounts.

    Interest Income, Net.  The decrease in interest income during the third quarter of fiscal year 2001, as compared to the third quarter of fiscal year 2000, resulted primarily from lower average balances of cash and cash equivalents.

    Other Income, Net.  Other income of $532,000 in the third quarter of fiscal year 2001 was due primarily to the sale of the Company's SLR-based LoaderXpress product line, partially offset by foreign currency losses.

    Income Taxes.  The Company's effective tax rate in the third quarter of fiscal year 2001 was 39.5%, which was unchanged from the third quarter of fiscal year 2000. The effective tax rate for all of fiscal year 2000 was 39.5% and is expected to remain unchanged for fiscal year 2001.

    Net Income.  Net income amounted to $850,000 in the third quarter of fiscal year 2001, compared to $1.2 million in the third quarter of fiscal year 2000. Both diluted and basic net income per share for the third quarters of fiscal years 2001 and 2000 were $0.08 and $0.11, respectively.

For the nine months ended March 31, 2001 and 2000

    Net Revenues.  The Company's net revenues of $118.3 million in the first nine months of fiscal year 2001 grew by $33.7 million or 39.8% over net revenues of $84.7 million in the first nine months of fiscal year 2000. Sales of the Company's LibraryXpress products grew from $56.8 million in the first nine months of fiscal year 2000 to $87.1 million in the first nine months of fiscal year 2001, an increase of 53.5%. In total, the OEM business comprised 66.4% of revenues for the first nine months of fiscal year 2001 compared to 58.0% of revenues for the first nine months of fiscal year 2000. This increase was due primarily to increased sales to Compaq, which selected the Company as its supplier of mid-range DLT automation products in June 1999. Sales to Compaq commenced at relatively low levels during the first nine months of fiscal year 2000, during which the predecessor product sold by Compaq was phased out. Sales of the Company's LoaderXpress® products increased 9.3% to $9.0 million in the first nine months of fiscal year 2001 from $8.2 million in the first nine months of fiscal year 2000. During the first nine months of fiscal year 2001, sales of controllers, spare parts, software and other products amounted to $7.2 million, an increase of 51.5% from sales of $4.8 million for the first nine months of fiscal year 2000. Sales of Travan, Ditto and DAT products amounted to $2.7 million during the first nine months of fiscal year 2001. Revenues from VR2 royalties and services were $734,000 during the first nine months of fiscal year 2001, compared to $206,000 in the first nine months of fiscal year 2000. Finally, as expected, these gains were partially offset by declines in sales of the Company's mature 36-track products, which fell by 28.3% from $9.8 million in the first nine months of fiscal year 2000 to $7.0 million in the first nine months of fiscal year 2001.

    Gross Profit.  The Company's gross profit for the first nine months of fiscal 2001 was $31.6 million, a 43.5% increase from the $22.0 million reported during the first nine months of fiscal year 2000. The gross margin percentage increased from 26.0% in the first nine months of fiscal year 2000 to 26.7% during the first nine months of fiscal year 2001. This increase resulted primarily from higher royalty revenue, decreased material costs and significant volume increases resulting in greater economies of scale. The Company's gross margin is sensitive to both volume and the channel mix of its sales as sales to OEM customers are typically at lower margins compared to those of its branded products.

    Sales and Marketing Expense.  Sales and marketing expense amounted to $12.1 million or 10.2% of net revenues in the first nine months of fiscal year 2001, compared to $10.0 million or 11.8% of net revenues in the first nine months of fiscal year 2000. This increase in absolute dollars resulted primarily from higher personnel related costs and expenses related to internally consumed product for evaluation and demonstration purposes.

    Research and Development Expense.  Research and development expense amounted to $7.6 million or 6.4% of net revenues in the first nine months of fiscal year 2001, compared to $5.3 million or 6.2% of net revenues in the first nine months of fiscal year 2000. The increased expenses reflect the addition of the former Longmont, Colorado-based engineering team and higher development material costs related to new product development programs.

    General and Administrative.  General and administrative expense amounted to $6.1 million or 5.2% of net revenues in the first nine months of fiscal year 2001, compared to $4.5 million or 5.3% of net revenues in the first nine months of fiscal year 2000. This increase in absolute dollars reflects personnel additions and higher recruiting costs. In addition, the first nine months of fiscal year 2001 included an increase to the Company's allowance for doubtful accounts compared to a reduction in the first nine months of fiscal year 2000.

    Interest Income, Net.  The decrease in interest income during the first nine months of fiscal year 2001, as compared to the first nine months of fiscal year 2000, resulted primarily from lower average balances of cash and cash equivalents.

    Other Income, Net.  In the first nine months of fiscal year 2001, other income of $395,000 was due primarily to the sale of the Company's SLR-based LoaderXpress product line, partially offset by foreign currency losses. Other income of $101,000 during the first nine months of fiscal year 2000 was due primarily to the sale of a discontinued product line.

    Income Taxes.  The Company's effective tax rate in the first nine months of fiscal year 2001 was 39.5%, unchanged from the first nine months of fiscal year 2000.

    Net Income.  Net income amounted to $4.0 million in the first nine months of fiscal year 2001, compared to $1.8 million in the first nine months of fiscal year 2000. Diluted and basic net income per share increased to $.37 and $.39, respectively, in the first nine months of fiscal year 2001, compared to $.17 and $.18, respectively, in the first nine months of fiscal year 2000.

    Liquidity and Capital Resources.  Cash balances decreased during the first nine months of fiscal year 2001 by $2,803,000 as operating cash outflows of $1,775,000 and capital expenditures of $1,897,000 exceeded net inflows from financing activities of $1,008,000. Operating cash outflows during the first nine months of fiscal year 2001 resulted primarily from increases in inventories and decreases in accounts payable and other accrued liabilities, offset somewhat by net income before depreciation. Capital expenditures during the first nine months of fiscal year 2001 were comprised primarily of tooling, computers and related systems. Financing cash inflows during the first nine months of fiscal year 2001 were a result of the proceeds from the issuance of common stock under the Company's employee stock purchase plan and the exercise of stock options.

    Cash balances decreased during the first nine months of fiscal year 2000 by $2,205,000, as operating cash inflows of $2,265,000 and net financing cash inflows of $166,000 were more than offset by net investing activities cash outflows of $4,633,000. Operating cash inflows during the first nine months of fiscal year 2000 resulted primarily from increases in accounts payable and other accrued liabilities, net income before depreciation and a decrease in inventories, all partially offset by an increase in accounts receivable. Net investing cash outflows during the first nine months of fiscal year 2000 represented capital expenditures, comprised primarily of tooling, computers and related systems, and the purchase of certain Tecmar assets. Net financing cash inflows during the first nine months of fiscal year 2000 were a result of the proceeds from the issuance of common stock under the Company's employee stock purchase plan and the exercise of stock options, both offset somewhat by stock repurchases.

    The Company's working capital amounted to $47.8 million at March 31, 2001, and the Company's $5.0 million credit line remains unused. The Company believes that these resources will be sufficient to fund its operations into the foreseeable future, including anticipated capital expenditures in connection with the construction and occupancy of its new headquarters facilities.

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

    Interest Rate Risk.  The Company's financial instruments with market risk exposure are the Company's cash equivalents, short-term investments and, to the extent utilized, revolving credit borrowings, of which no amounts were outstanding at March 31, 2001. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company currently maintains a portfolio of high-grade commercial paper and money market funds.

    The Company's revolving line of credit facility carries interest at the bank's prime rate or at the bank's banker's acceptance rate plus 2.25%. The Company's objective in maintaining access to these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall costs as compared with fixed rate borrowings.

    Under the Company's current policies, it does not use interest rate derivatives instruments to manage its exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would result in no material change in the Company's pre-tax earnings and cash flow.

    Foreign Currency Risk.  The Company conducts business on a global basis and essentially all of its products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of the Company's sales and is expected to continue to represent a significant portion of sales.

    The Company's wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on the Company's results during the first nine months of 2001 was a $247,000 expense.

PART II—OTHER INFORMATION

Item 6.—Exhibits and Reports on Form 8-K

(a)
Exhibits

3.2	Bylaws dated November 15, 1993.
10.1	Employment Agreement dated January 1, 2001 between Overland Data, Inc. and Scott McClendon.
10.2	Employment Agreement dated January 1, 2001 between Overland Data, Inc. and W. Michael Gawarecki.
10.3	Employment Agreement dated January 1, 2001 between Overland Data, Inc. and Robert J. Scroop.
10.4	Employment Agreement dated March 12, 2001 between Overland Data, Inc. and Christopher Calisi.
10.5	Retention Agreement dated March 12, 2001 between Overland Data, Inc. and Christopher Calisi.
10.6	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under the 2000 Stock Option Plan.
(b)
Reports on Form 8-K.

None.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND DATA, INC.
Date: May 15, 2001	By:	/s/ Vernon A. LoForti Vernon A. LoForti Vice President and Chief Financial Officer

QuickLinks

Table of Contents
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
CONSOLIDATED CONDENSED BALANCE SHEET
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SIGNATURES