Form 10-K405
period 2001-06-30
OVERLAND DATA INC
filed 2001-09-28
CIK 889930

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

/x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2001

OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 000-22071

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
Common Stock, no par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  /x/    No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /x/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 21, 2001 was $34,581,000 based on the closing price reported on such date by The Nasdaq Stock Market. Shares of Common Stock held by officers and directors and by persons who hold 5% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

    As of September 21, 2001, the number of outstanding shares of the registrant's Common Stock was 10,541,962.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement to be filed in connection with registrant's Annual Meeting of Shareholders to be held on November 19, 2001 (the "Proxy Statement") are incorporated herein by reference into Part III of this Report.

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

ITEM 1.  Business

General

    Founded in 1980, Overland Data, Inc. (hereinafter "Overland Data", "Overland" or the "Company") designs, develops, manufactures, markets and supports magnetic tape data automation solutions. Businesses use these solutions for backup, archival and data interchange functions in high-availability network computing environments. Overland's products address the data storage needs of businesses, from small businesses and branch offices to large enterprises, that have become increasingly dependent upon their stored digital computer data. Increasingly, the management and protection of that data has moved from a peripheral concern to a central issue in computing, due to several factors, including:

•
The shift from large mainframe computers to network server computing;
•
The exponential growth in digital content made possible by new technologies that make it easy and cost-effective to transform, move, access and store mass amounts of digital content including graphics, video and audio; and
•
The dramatic growth of the Internet and electronic commerce, which has significantly increased stored digital content.

    Overland's storage system solutions are designed to reliably and efficiently capture, protect, manage, back up and archive stored digital content, so that it is recoverable and available 24 hours a day, seven days a week.

    The Company's primary products are automated tape libraries, minilibraries and loaders which combine electro-mechanical robotics, electronic hardware and firmware developed by the Company with an emphasis on efficiency of design, functionality and reliability. Overland also distributes products manufactured by other original equipment manufacturers ("OEMs") and markets various other products including storage management software supplied by third parties, spare parts and tape media. The Company also licenses a proprietary tape encoding technology that it developed and patented under the name Variable Rate Randomizer or "VR2"®.

    During fiscal year 2000, the Company embarked on a strategy to capture a portion of the entry-level server tape backup market. This strategy was based on the concept of developing a next generation tape drive which would incorporate the Company's proprietary VR2 tape encoding technique onto a Travan NS tape drive. To this end, in February 2000, the Company's subsidiary, Tecmar, Inc., acquired certain inventories, fixed assets, supplies, intellectual property, trademarks and Internet addresses from Tecmar Technologies International, Inc. and certain of its affiliates, including Tecmar Technologies, Inc. (collectively, "Tecmar"), in a prepackaged bankruptcy plan.

    During fiscal year 2001, the Company worked toward finalization of the development of next generation Travan drives using VR2, but was unsuccessful in its efforts to sign any significant OEM customers for the products. In June 2001, the Company decided to terminate this entry-level tape drive strategy and sold its WS30 and EDT40 tape drive designs and related assets to Seagate Removable Storage Solutions LLC ("Seagate") in exchange for future royalty payments based on sales of the resulting tape drive products and related tape media cartridges.

Products

    Overland is one of the leading suppliers of automated tape storage solutions based on DLTtape, a half-inch tape technology supplied by Quantum Corporation that is the industry standard for data back-up in the mid-range network server market. The Company also offers products based on "AIT" (Advanced Intelligent Tape) tape drives supplied by Sony Electronics, Inc. and "LTO" (Linear Tape Open) tape drives supplied by Seagate Technology, Inc., as well as a line of IBM compatible 36-track products called TapeXpress® that serve the large installed base of AS400 and RS6000 minicomputers. With the assets acquired from Tecmar in February 2000, the Company manufactured tape drives for the entry-level server market using DAT and Travan-based technologies through the end of fiscal year 2001. In fiscal year 2001 the Company sold its next generation Travan-based tape drive designs and related assets to Seagate Removable Storage Solutions and has essentially exited the entry-level server market all together.

•
Libraries—Automated tape libraries are devices capable of managing multiple data cartridges and incorporate two or more tape drives to provide unattended backup of large quantities of data. Overland currently offers the following library products:
•
Scalable Neo series™—Introduced in March 2001, the Neo base library is the Company's newest product. In a 5U-high (8.75 inches) module, it supports up to two drives and 30 media slots, representing the highest tape storage density in the industry. Up to eight modules may be configured into one Neo series™ library system. Each multi-module library system operates as a single virtual library. Modules may be configured with DLT 8000 or Super DLT drives allowing customers to optimize compatibility, capacity and performance. Incorporating the third generation of the Company's expandable, modular robotics, the Neo series may be configured with redundant hot swap drives, power supplies, and robotics. The distributed robotic architecture provides separate robotics for each library in a multi-module Neo series system. The optional Neo series internal Fibre Channel interface uses Small Form-Factor Pluggable ("SFP") transceiver modules for direct SAN connection. The embedded WebTLC feature enables web-based library monitoring, control and fail-over management via a standard remote browser.
•
Scalable LibraryXpress®—a library system based upon three unique modules that can be rack-mounted up to nine modules high and configured to meet a customer's individual needs. The LXB base module is a library with one or two DLT 7000, 8000 or SuperDLT drives and a 10-cartridge magazine. The LXG global control module provides an additional 16-cartridge magazine and represents the single point of control for the entire library system. The LXC capacity module consists of a 16-cartridge magazine and no drives. Overland's SmartScale Storage® architecture enables users to rack mount LXB, LXG and LXC modules, and links them together with the Company's unique integrated XpressChannel™. The library then has the ability to pass cartridges from module to module as one integrated unit and provides true scalability so that end-users can start with a single LXB module and later expand their storage capacity to meet their growing business needs while protecting their original LXB module investment.
•
EnterpriseXpress™—two separate expandable library systems for larger customers based upon the LibraryXpress modules. The 4-module system can accommodate two to six DLT 7000, 8000 or Super DLT drives and 26 to 58 cartridges. The 7-module system can accommodate four to ten drives and 52 to 100 cartridges.
•
AIT LibraryPro™—a desktop or rack-mountable library with one or two AIT-1 or AIT-2 drives and a 19-cartridge magazine plus one mail slot. The LibraryPro™ follows Overland's expandable library concept and SmartScale design and can be rack-mounted and scaled up to nine units high to comprise an integrated library system with up to 18 drives and 171 cartridges.

  •
  LibraryXpress—a desktop or rack-mountable library with one or two DLT 7000, 8000 or Super DLT drives and a 10-cartridge magazine. The LibraryXpress base module or LXB can be incorporated into a scalable system as noted above.
  •
  MinilibraryXpress™—a desktop or rack-mountable library with one or two DLT 7000, 8000 or Super DLT drives and a 15-cartridge magazine.
•
Loaders—Automated tape loaders are devices capable of managing multiple data cartridges and incorporate a single tape drive to provide unattended backup of data. Overland currently offers the following loader product:
•
LoaderXpress®—a single-drive automated desktop or rackmount solution with a DLT 8000, DLT1, Super DLT or LTO Ultrium drive and a 10-cartridge magazine.
•
Drives—These desktop or internal upgrade tape drives accommodate a single data cartridge. Overland currently offers the following tape drives:
•
DLTtape—a DLT 7000, 8000 or Super DLT drive supplied by Quantum Corporation.
•
DLT1—a DLT1 drive supplied by Benchmark Electronics, Inc.
•
LTO—a LTO Ultrium drive supplied by Seagate Technology, Inc.
•
Other Products and Services—The Company has a variety of products and services supporting its tape drives, libraries and loaders. Overland currently offers the following additional products and services:
•
Spares and post warranty return-to-factory and on-site service.
•
Media including tape cartridges for DLT, Super DLT, AIT, DLT1, 36-track and LTO formats.
•
SANPiper™—desktop and rack-mountable SCSI-to-Fibre Channel bridges to bring the benefits of SAN technology to users of Overland's automated libraries and loaders, including the Company's DLT-based LibraryXpress, MiniLibraryXpress, LoaderXpress, EnterpriseXpress™ and AIT LibraryPro. SANPiper™ is offered in two models with support for single-ended and differential SCSI and short and long-wave Fibre Channel interfaces: the Model 400 provides one or two Fibre Channel ports and two SCSI connections; and the Model 1000 features a maximum configuration of six Fibre Channel connections and four SCSI ports.
•
Web TLC® (Total Library Control)—the first platform-independent solution built around a thin web server that allows a central administrator to remotely configure, monitor, diagnose and control any of Overland's automated tape storage solutions from anywhere in the world via a standard web browser.
•
VR2 (Variable Rate Randomizer)—VR2 is Overland's patented data encoding technology based on Partial Response Maximum Likelihood ("PRML"). This technology can be embedded in an Applications Specific Integrated Circuit ("ASIC") chip, and is capable of significantly increasing the native capacity and native data transfer rate performance of existing linear tape technologies without requiring any changes in tape path design, recording heads, and/or media. This performance is accomplished by achieving encoding efficiency of greater than 99%. The Company has licensed VR2 to Tandberg Data ASA for use in its Scalable Linear Recording ("SLR") tape drives, to Imation Corporation for use in Travan NS tape drives, to Seagate for use in its Travan NS tape drive offerings and to Storage Technology Corporation ("StorageTek") for use in its 9840 Eagle drives and future tape drive products. The Company also plans to license VR2 to other customers.

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

Sales and Marketing

    The Company sells its products primarily through three channels: (i) OEMs; (ii) commercial distributors; and (iii) volume, consisting of systems integrators, technical distributors and value added resellers ("VARs"). Overland's products are sold both domestically and internationally. Regardless of the channel through which they are sold, all of Overland's products are designed and manufactured to meet OEM level requirements and reliability standards. Because the OEM qualification process can take six to 18 months to complete, the Company often makes initial sales of new products to non-OEM customers that typically evaluate, integrate and adopt new technologies and products more quickly. After qualification and acceptance, OEM sales generally represent an increasing proportion of a product's unit sales and are important to the Company in terms of validating its products in the marketplace and achieving desirable production volume. In an attempt to capitalize on the apparent market acceptance of the recently introduced Neo series libraries, the Company will redirect resources from other areas within the Company to fund additional sales representatives within the Company's non-OEM channels and other sales and marketing efforts.

•
OEM Channel—The Company currently has supply agreements with Compaq Computer Corporation ("Compaq"), International Business Machines ("IBM"), Fujitsu Siemens Computers GmbH, Groupe Bull S.A., and NCR Corporation, all of which incorporate Overland's products into their system offerings. In June 1999, Compaq selected Overland as an OEM supplier for DLT automated storage products, supporting the leading Compaq ProLiant server line; in June 2000, Compaq added the Company's AIT LibraryPro. In May 2001, Compaq added to its product line the next generation Neo series DLT automated storage products. Overland often works with its OEM customers early in a new product development cycle to design its products to meet their specifications. The OEM sales cycle is often lengthy and typically consists of a general technology evaluation, qualification of product specifications, verification of product performance against these specifications, integration testing of the product within the customers' systems, product announcement and volume shipment. As is typical in the industry, the Company's OEM contracts provide for annual price reviews and the customers are not required to purchase minimum quantities. Compaq has been the Company's largest customer, accounting for approximately 63%, 54% and 25% of sales in fiscal years 2001, 2000 and 1999, respectively. Shipments to IBM, which became a customer during fiscal year 1997, accounted for 4%, 8% and 20% of sales in fiscal years 2001, 2000 and 1999, respectively. No other customer accounted for more than 10% of sales in any year during the three-year period.
•
Commercial Distribution Channel—In April 1998, the Company entered the commercial distribution channel when it signed distribution agreements with Bell Microproducts, Inc. and Tech Data Corporation. In July 1999, the Company signed a distribution agreement with Ingram Micro, Inc. These distributors sell the Company's Neo series, LibraryXpress and AIT LibraryPro automated storage products to resellers nationwide. Tech Data is the preferred master distributor for Overland in Latin America. The agreements include provisions for stock rotation and price protection, common terms in the commercial distribution area. To reduce exposure for returned product or price adjustments, the Company does not record revenue in this channel until the distributor sells the related inventory.
•
Volume Channel—The Company's volume channel includes systems integrators, technical distributors and VARs, each of which sells to both resellers and end-users. Some of the Company's volume channel customers specialize in the insurance, banking, financial, geophysical or medical industries, and offer a variety of value-added services relating to the Company's products. Overland's products frequently are packaged by these customers as part of a complete data processing system or combined with other storage devices, such as redundant array of independent disks (RAID) systems, to deliver a complete storage subsystem. These customers also recommend the Company's products as replacement solutions when backup systems are upgraded, and bundle its products with storage management software specific to the end-user's system. The Company supports this channel through its field sales representatives.

•
International Business—The Company has wholly-owned subsidiaries located in Wokingham, England; Paris, France; and Munich, Germany. The subsidiary in England provides sales, technical support, repair and, until June 2001, manufacturing integration for the European marketplace, while the subsidiaries in France and Germany provide sales and technical support. The Company assigns to its international distributors the right to sell Overland's products in a country or group of countries. These distributors then sell the Company's products to systems integrators, VARs and end-users. In addition, many domestic customers ship a portion of the Company's products to their overseas customers. Sales personnel are located in various cities throughout Europe, while sales personnel located in the Company's corporate offices serve the Pacific Rim, South America, Australia, New Zealand and Mexico. Foreign sales by the Company, predominantly in Europe, for fiscal years 2001, 2000 and 1999 were approximately $73.8 million, $52.4 million and $25.8 million, respectively.

    Overland supports its sales efforts with various marketing programs designed to build its brand name and attract new customers. Its channel partners are provided with a full range of marketing materials, including product specification literature, software connectivity information and application notes. The Company's sales management and engineering personnel provide support to the channel partners and, in certain instances, visit potential customer sites to explain and demonstrate the technical advantages of the Company's products. In addition, the Company holds two conferences each year to inform its channel partners of new product developments and programs and to discuss emerging trends in their markets. The Company also maintains press relations both domestically and in Europe, advertises in computer systems publications targeted to its end-users and channel partners, and offers market development funds to its channel partners. Overland participates in national and regional trade shows both domestically and internationally, including displaying its products at the CeBIT show in Germany and domestically at NetWorld+Interop, PC Expo and at a private suite in conjunction with Comdex. The Company also maintains a website (http://www.overlanddata.com) that features marketing information, product specifications, news releases and application, service and technical support notes and investor relations information.

Customer Service and Support

    Overland's technical support personnel are trained with respect to the Company's products and assist customers with "plug-and-play" compatibility between multiple hardware platforms, operating systems and backup, data interchange and storage management software. The Company's application engineers are available to solve more complex customer problems and visit customer sites when necessary. Customers that need service and support can contact the Company through its toll-free telephone lines, facsimile and Internet e-mail. Application notes and user manuals can be obtained directly from the Company's website.

    The Company's standard warranty is a three-year (two years for non-LibraryXpress products) return-to-factory policy that covers both parts and labor. For products that it distributes and for drives and tapes used in its products that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company also offers two year on-site service for many of its scalable LibraryXpress products, including 24-hour service, seven days a week, for which it contracts with third-party service providers. The Company offers the XchangeNOW® program on its Overland-branded drives, minilibraries, loaders, LibraryPro and Neo series libraries, enabling customers to receive a replacement unit free of charge within one to two business days after placing a service request. Overland offers this warranty service during the three-year return-to-factory warranty period.

    In addition, the Company has instituted the GUTS Guaranteed Up Time™ service program for its LibraryXpress products. The guarantee has two features: (1) the end-user customer receives an additional year of return to factory warranty if the customer experiences more than 1% down-time during any one year period, and (2) a guarantee that all data written to tape using a covered Overland product will be recoverable or the customer can return the product for a full refund.

Research and Development

    The Company currently employs 52 people in its research and development ("R&D") department who have extensive experience in the tape industry, including nine engineers located at the Company's Longmont, Colorado facility who are dedicated to and funded by Seagate in connection with the sale of the WS30 and EDT40 tape drive design and services agreement. At the conclusion of the Seagate development project, the Company expects to terminate the Longmont engineering team. Many of the Company's San Diego-based engineers are former employees of tape drive companies such as Cipher Data Products ("Cipher"), Archive Corporation and Conner Peripherals, Inc. They have developed significant expertise in electrical, mechanical and firmware design.

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

    During fiscal 2001, the majority of the Company's R&D efforts were focused on the development and introduction of its new Neo series line of automated tape libraries. This next generation development involved significant development materials and evaluation units. In fiscal 2002, the Company intends to focus its R&D efforts on developing follow-on products that will extend the Neo series product line into larger systems and integrate additional tape drive technologies and developing more intelligent automation devices. The Company's R&D expenditures amounted to $10.1 million, $7.3 million and $5.4 million in fiscal years 2001, 2000 and 1999, respectively, representing 6.5%, 5.9% and 5.8% of net sales, respectively. Despite its R&D focus, the Company may not be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis and any new products may not gain market acceptance.

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

    In general, products are not manufactured until an order is received. The typical lead-time for manufacturing products is three days. The Company's largest OEM customer, Compaq, provides weekly forecast information that allows Overland to closely manage both raw material and finished goods inventories. As part of its agreement with Compaq, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by Compaq to fulfill customer orders, at which time Overland records a sale. As a result, backlog is not a significant factor to Overland's business.

    In June 2001, the Company discontinued manufacturing operations at its UK subsidiary. However, the Company will continue to warehouse, stage and ship product locally from the UK facility.

    The lease on the Company's San Diego headquarters and additional San Diego warehouse facilities are due to expire in approximately 12 months. The Company currently plans to consolidate both facilities in a larger and more appropriately configured space in the same general area within San Diego, which it expects to occupy in February 2002. In both its current and planned facilities, the Company believes that it has and will have the capacity to support unit production levels several times greater than its current rate of production.

    During fiscal year 2001, the Company continued to operate a partial second shift in addition to the traditional single shift to handle greater production levels and could expand further by adding to its second shift or moving to a full-time factory. Staffing levels are carefully controlled and adjusted to meet the requirements at any specific time.

Proprietary Rights

    General—The Company believes that, because of the rapid pace of technological change in the tape storage industry, patent, copyright, trademark and trade secret protection are less significant than factors such as the knowledge, ability and experience of the Company's personnel, new product introductions and product enhancements. Despite these factors, the Company still relies on a combination of patent, copyright, trademark and trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. These rights, however, may not prevent competitors from developing substantially equivalent or superior products to those of the Company. In addition, there can be no assurance that any patents held by, or that may be issued to, the Company will not be challenged, invalidated or circumvented, or that any rights granted would provide proprietary protection to the Company.

    VR2 Technology—The Company has entered into various intellectual property licensing agreements relating to its VR2technology. These agreements typically call for an initial payment to Overland for the delivery of the VR2 technology platform and royalty fees based on sales by licensees of products containing VR2. In certain instances, Overland may elect to sell to the licensee ASIC chips embodying VR2priced to include the cost of the chip plus an embedded royalty fee.

    IBM License—The Company entered into a cross-license agreement with IBM, effective January 1, 1996. Pursuant to the terms of the agreement, the Company may use any of the patents owned by IBM within certain designated areas of technology, and IBM may use any of the patents of the Company that were in existence at the effective date of the agreement or which are issued during the term of the agreement. In consideration for this agreement, the Company is required to pay royalty fees to IBM in an amount equal to 2.7% of worldwide revenues generated from the Company's 18- and 36-track product sales, exclusive of those sold to IBM.

Employees

    The Company had 314 employees as of June 30, 2001, including 65 in sales and marketing, 52 in research and development, 151 in manufacturing and operations and 46 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the Company's employees and management believes that its relationship with its employees is good.

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

Rapid Technological Change and Dependence on New Product Development

    The market for the Company's products is generally characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely innovation. The future success of the Company will depend on its ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, the Company's future success will likely depend on the market acceptance of the recently introduced Neo series, a "next generation" tape automation product line to succeed its LibraryXpress product line. LibraryXpress and the Neo series are facing increasing competition from automated tape library products, and likely will face competition from other storage devices that may be developed in the future. Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance that the Company will be able to meet its product development schedules, including those for products based on its VR2 tape coding technique (both by the Company and its licensees), or that development costs will be within budgeted amounts. If the products or product enhancements that the Company develops are not deliverable due to developmental problems, quality issues or component shortage problems, or if such products or product enhancements do not achieve market acceptance or are unreliable, then the Company's business, financial condition and results of operations may be materially and adversely affected. The introduction (whether by the Company or its competitors) of new products embodying new technologies such as new sequential or random access mass storage devices and the emergence of new industry standards could render existing products obsolete or not marketable.

Competition and Price Pressure

    The worldwide tape storage market is intensely competitive as a large number of manufacturers of alternative tape technologies and library systems compete for a limited number of customers. In addition, barriers to entry are relatively low in the market for library systems. The Company currently participates in three segments of the tape backup market: (1) enterprise-level applications; (2) mid-sized applications for workgroups, departments and small enterprises; and (3) interchange based applications on IBM compatible 3480/3490 technology. In all of these areas, many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than the Company. In the enterprise and mid-range markets, the Company's products currently compete with products made by Advanced Digital Information Corporation, ATL (the DLT & Storage Systems group of Quantum), Hewlett-Packard Company ("HP"), Exabyte Corporation, Qualstar Corporation, and StorageTek. For the market based on IBM compatible 3480/3490 technology, the Company's products compete primarily with products made by Fujitsu Computer Products of America, Inc., Hitachi Data Systems Corporation, Plasmon Laser Magnetic Storage (LMS), a division of Plasmon, Plc., Qualstar and StorageTek. The markets for the Company's products are characterized by significant price competition, and the Company anticipates that its products will face increasing price pressure. This pressure could result in significant price erosion, reduced profit margins and loss of market share, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Certain Customers

    The Company's revenues are highly dependent upon the level of sales to certain major OEM customers. The Company's largest customer, Compaq, accounted for approximately 63%, 54% and 25% of sales in fiscal years 2001, 2000 and 1999, respectively. Shipments to IBM, which became a customer during fiscal year 1997, accounted for 4%, 8% and 20% of sales in fiscal years 2001, 2000 and 1999, respectively. No other customer accounted for more than 10% of sales in any year during the three-year period. No customer is presently obligated to purchase a specific amount of products or provide binding forecasts of purchases for any period.

    The Company expects that Compaq will continue to represent a significant portion of the Company's revenues in future periods. Consequently, the Company's future operating results would be materially adversely impacted by the loss of the Compaq account, or the reduction, delay or cancellation of Compaq orders.

    On September 4, 2001, Compaq announced a definitive agreement to merge with HP. It is unclear at this time what effect the recently announced merger pending between Compaq and HP will have on the Company's sales to Compaq and its business generally. The merger, if consummated, could result in a decline in product sales to Compaq that could impact materially the Company's business, results of operations and financial condition. Furthermore, because HP currently has its own data storage division, the merger could result in more direct competition for Compaq's data storage business.

Dependence on Tape Technology

    The Company derives a majority of its revenue from products that incorporate some form of tape technology, including DLT. Typically, these tape drive products are available from only a single manufacturer, and the Company expects to continue to derive a substantial amount of revenue from these products for the foreseeable future. As a result, the Company's future operating results depend on the continued availability and market acceptance of products employing tape drive technology. If products incorporating other technologies gain comparable or superior market acceptance, then the Company may face declining sales of tape drive products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Certain Suppliers

    The Company's products have a large number of components and subassemblies produced by outside suppliers. Accordingly, Overland is highly dependent on these suppliers for tape drives, read-write heads, printed circuit boards and integrated circuits, which are essential to the manufacture of the Company's products. In addition, for certain of these items, the Company qualifies only a single source, which can magnify the risk of shortages and decrease the Company's ability to negotiate with its suppliers on the basis of price. If such shortages occur, or if the Company experiences quality problems with suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company's business, financial condition and results of operations. Specifically, a large portion of the Company's products incorporate DLTtape drives manufactured by Quantum, which is also a competitor of the Company because Quantum markets its own tape drives and tape automation products. Although Quantum has licensed Tandberg Data to be a second source manufacturer of DLTtape drives, Overland has not qualified Tandberg as its alternative supplier. The Company does not have a long-term contract with Quantum, which could cease supplying DLTtape drives directly to the Company. From time to time in the past, the Company has not been able to obtain as many drives as it has needed from Quantum due to drive shortages or quality issues. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company experienced problems with the supply of a newly introduced DLTtape drive and such problems adversely affected the Company's sales and earnings. No assurance can be given that such problems will not reoccur, or that the Company will not experience similar or more serious disruptions in supply in the future with current versions of DLT drives, the new Super DLT drive or any future DLT drive version.

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

    Portions of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. The Company's gross profit has fluctuated and will continue to fluctuate quarterly and annually based upon a variety of factors such as:

•
Changes in customer mix (e.g., OEM vs. branded)
•
The level of utilization of the Company's production capacity
•
Changes in product mix
•
Average selling prices
•
Manufacturing yields
•
Increases in production and engineering costs associated with initial production of new products
•
Changes in the cost of or limitations on availability of materials
•
Labor shortages

    Generally, new products have higher gross margins than more mature products. Therefore, the Company's ability to introduce new products in a timely fashion is an important factor to its profitability. Based upon all of the foregoing, the Company believes that period-to-period comparisons of its revenues and operating results will continue to fluctuate and are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, in some future quarters, the Company's revenues and operating results could be below the expectations of public market analysts or investors, which could result in a material adverse effect on the price of the Common Stock.

International Operations

    Direct international sales accounted for 47%, 43% and 28% of sales in fiscal years 2001, 2000 and 1999, respectively. Sales to customers outside the U.S. are subject to various risks, including:

•
The imposition of governmental controls mandating compliance with various foreign and U.S. export laws
•
Currency exchange fluctuations
•
Political and economic instability
•
Trade restrictions
•
Changes in tariffs and taxes
•
Longer payment cycles (typically associated with international sales)
•
Difficulties in staffing and managing international operations

    Furthermore, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future, even though the Company endeavors to meet standards established by foreign regulatory bodies. The inability of the Company to design products that comply with foreign standards could have a material adverse effect on the Company's business, financial condition and results of operations. Currently, nearly 100% of the Company's international sales are denominated in U.S. dollars and fluctuations in the value of foreign currencies relative to the U.S. Dollar could, therefore, make the Company's products less price competitive. Additionally, the expenses of the Company's international subsidiaries are denominated in their local currencies. The Company currently does not engage in foreign currency hedging transactions, and is therefore exposed to some level of currency risk.

Dependence on Key Employees

    Overland experienced a number of changes in its senior management during fiscal year 2001. In particular, Christopher Calisi succeeded Scott McClendon as President and Chief Executive Officer, Chet Baffa joined the Company as Vice President of Sales, and Martin Gray resigned from his position as Vice President and Chief Technical Officer. The Company also intends to hire a new Vice President of Marketing. In order to successfully operate, the Company must integrate its new executive team in a timely and effective manner. Failure to successfully integrate its new executive team could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's future success depends in large part on its ability to attract and retain its key executives and other key personnel, many of whom have been instrumental in developing new technologies and setting strategic plans. The Company's growth also depends in large part on its continuing ability to hire, motivate and retain highly qualified management, technical, sales and marketing team members. Competition for such personnel is intense and there can be no assurance that the Company will retain existing personnel or attract additional qualified personnel in the future.

Technology and Intellectual Property

    The Company's ability to compete effectively depends in part on its ability to develop and maintain proprietary aspects of its technology. There can be no assurance that any future patents will be granted or that any patents will be valid or provide meaningful protection for the Company's product innovations. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as U.S. laws. Furthermore, competitors may independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. The Company also relies on a combination of copyright, trademark, trade secret and other intellectual property laws to protect its proprietary rights. These rights, however, may not prevent competitors from developing substantially equivalent or superior products to those of the Company's. While the Company is not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that the Company will not become involved in any such litigation in the future or that its products or other trademarks do not infringe any intellectual property or other proprietary right of any third party. An adverse outcome in litigation or similar proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease marketing or using certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Future mergers and acquisitions by the Company may also result in dilutive issuances of equity securities and the incurrence of additional debt and amortization expenses related to intangible assets, which could adversely affect the Company's business, financial condition and results of operations.

Warranty Exposure

    The Company generally provides three-year (two years for non-LibraryXpress products), return-to-factory warranty on its products. For certain products, it provides or offers for sale a two-year on-site warranty, which is supplied by a third party service provider. The Company pays the negotiated price of the contract to the service provider in advance and the service provider is then responsible for the costs of providing onsite labor during the three-year warranty period and all costs for the term of the contract thereafter. For products which the Company distributes and for tape drives used in the Company's products but manufactured by a third party, the Company passes on to the customer the related manufacturer's warranty. Although the Company has established reserves for the estimated liability associated with product warranties, there can be no assurance that such reserves will be adequate or that the Company will not incur substantial warranty expenses in the future with respect to new or established products.

Limited Trading History; Possible Volatility of Stock Price

    The market price of the Common Stock has experienced significant fluctuations since it commenced trading in February 1997. There can be no assurance that the market price of the Common Stock will not fluctuate significantly in the future. Many factors could cause the market price of the Common Stock to fluctuate substantially, including: announcements concerning the Company or its competitors, quarterly variations in operating results, the introduction of new technology or products, changes in product pricing policies by the Company or its competitors, changes in earnings estimates by analysts and the purchasing decisions of our significant customers. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

ITEM 2.  Properties

    The Company leases all facilities used in its business. Its headquarters are located in San Diego, California in a three-building light industrial complex comprising approximately 121,000 square feet. The lease expires in August 2002. This San Diego facility houses all of the Company's research and development and administrative functions as well as a major portion of manufacturing, sales, sales administration, marketing and customer support. The Company leases an additional 22,000 square foot warehouse facility to house, stage and ship finished goods in San Diego. The lease on this facility expires in February 2002. During fiscal year 2001, the Company entered into an operating lease agreement for a new 158,000 square foot headquarter facility to be constructed in San Diego, California. The Company plans to consolidate all San Diego operations into this facility. The lease commences upon the Company's occupancy of the building, scheduled for February 2002. The lease is for a period of twelve years and can be renewed for one additional five-year period. In its current and planned facilities, the Company believes that it has and will have the capacity to support unit production levels several times greater than its current rate of production.

    The Company leases a 17,000 square foot facility located in Wokingham, England, which houses sales, technical support, repair and, through June 30, 2001, manufacturing integration for the European marketplace. The lease expires in January 2018. Beginning July 1, 2001, manufacturing functions for worldwide shipments will be performed in San Diego. The Company also maintains small sales offices located close to Paris, France and Munich, Germany.

    The lease on the facility located in Longmont, Colorado expires in November 2005. The Company currently is working with the lessor to mitigate the rental expense once the Longmont operations have been wound-down, projected to be January 2002. The Company also leases two other small facilities located in Longmont, Colorado and in Nashua, New Hampshire for the development of R&D prototypes and an OEM sales office, respectively.

ITEM 3.  Legal Proceedings

    None

ITEM 4.  Submission of Matters to a Vote of Security Holders

    None

PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters

    The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "OVRL". As of September 21, 2001, there were approximately 120 shareholders of record. The Company has not paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The high and low closing prices of Overland Data Common Stock from July 1, 1999 through June 30, 2001 were as follows:

	High	Low
Fiscal Year 2001:
Fourth quarter	$8.20	$5.40
Third quarter	13.75	7.88
Second quarter	11.00	6.50
First quarter	13.56	8.63
Fiscal Year 2000:
Fourth quarter	$15.00	$7.56
Third quarter	16.69	7.50
Second quarter	9.00	4.75
First quarter	7.47	5.19

ITEM 6. Selected Financial Data

    The following selected financial data has been derived from the Company's audited consolidated financial statements and the notes thereto. This information should be read in conjunction with Item 7 of this Report—"Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the Company's consolidated financial statements and the related notes thereto set forth at the pages indicated in Item 14(a)(1).

	At or for Years Ended June 30,
	2001	2000	1999	1998	1997
	(in thousands, except for per share data)
Income Statement Data
Net revenue	$155,696	$122,979	$92,227	$75,164	$59,146
Gross profit	39,034	30,519	27,891	23,199	20,371
Income from operations	3,699	2,811	5,614	3,640	4,736
Income before income taxes	4,017	3,416	6,581	4,543	4,987
Net income	2,494	2,067	3,982	2,792	3,100
Net income per share (1):
Basic	$0.24	$0.20	$0.39	$0.27	$0.44
Diluted	$0.23	$0.19	$0.37	$0.25	$0.33
Balance Sheet Data
Cash and cash equivalents	$10,844	$15,774	$16,199	$15,550	$18,926
Working capital	46,999	43,257	40,981	39,498	36,733
Total assets	70,171	71,383	56,230	53,996	48,260
Shareholders' equity	51,679	47,497	44,807	43,368	40,317

(1)
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

General

    Overland Data designs, develops, manufactures, markets and supports magnetic tape data storage systems and tape drives used by businesses for backup, archival and data interchange functions in environments from small businesses to large enterprises requiring high-availability networks. The Company's primary products are automated tape libraries, minilibraries and loaders, which combine electromechanical robotics, electronic hardware and firmware developed by the Company. Its products are based on a number of different tape technologies including DLTtape, AIT, DLT1, SLR, IBM compatible 3480/3490/3490E, and during fiscal years 2000 and 2001 Travan and DAT. The Travan and DAT products were acquired as part of the acquisition of Tecmar assets in February 2000. In June 2001 the Company abandoned its introduction of a next generation Travan-based product aimed at capturing a share of the entry-level server tape backup market and sold its Travan-based WS30 and EDT40 tape drive designs and related assets. See "Business-General."

    During the third quarter of fiscal year 2001 the Company sold certain rights and assets (including the product design and all documentation, manufacturing rights, tooling and inventory) of its automated SLR loader product to Tandberg Data for $1,135,000. As a result of this transaction, the Company recorded a pre-tax gain of $810,000 included in "other income." In connection with this sale, the Company also will receive a per unit royalty on the first 6,000 SLR loader units that are manufactured and sold by Tandberg Data.

    During the three-year period ended June 30, 2001, the Company experienced a significant shift in the composition of its product mix. Before that period, more than 50% of the Company's sales were derived from products based on IBM compatible 3480/3490/3490E technologies and less than 30% of its sales were based on DLT products. By June 30, 2001, IBM compatible products have become "legacy" products and sales of such products have declined significantly to approximately 6% of the Company's fiscal year 2001 sales. Conversely, sales of DLT-based products now represent approximately 75% of the Company's revenues. This change is primarily the result of the progressive dominance of DLT in the marketplace, as well as Compaq's decision in June 1999 to have Overland fill its mid-range tape automation requirement with the Company's DLT LibraryXpress and the extension of that agreement in fiscal year 2001 to include the Company's Neo series. In addition, other tape-based technologies (primarily AIT) have grown to account for approximately 10% of the Company's fiscal year 2001 revenues.

    In addition to its own products, the Company also distributes products supplied by third parties, including controller cards, interchange software, storage management software, spare parts and tape media. Finally, the Company licenses its proprietary tape encoding technology, which it developed and patented under the name VR2.

Results of Operations

    The following tables set forth certain financial data as a percentage of net sales:

	Fiscal Years Ended June 30,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	74.9%	75.2%	69.8%

Gross profit	25.1%	24.8%	30.2%

Operating expenses:
Sales and marketing	10.5%	11.6%	12.8%
Research and development	6.5%	5.9%	5.8%
General and administrative	5.7%	5.0%	5.5%

	22.7%	22.5%	24.1%

Income from operations	2.4%	2.3%	6.1%
Other income, net	0.2%	0.5%	1.0%

Income before income taxes	2.6%	2.8%	7.1%
Provision for income taxes	1.0%	1.1%	2.8%

Net income	1.6%	1.7%	4.3%

  Product Mix Table

	Fiscal Years Ended June 30,
	2001	2000	1999
LibraryXpress products:
LibraryXpress	57.5%	62.1%	41.7%
LibraryPro	9.2%	1.0%	0.0%
Autoloaders	7.4%	8.8%	9.1%
Neo series	3.8%	0.0%	0.0%
MinilibraryXpress	3.0%	6.0%	6.4%

	80.9%	77.9%	57.2%
Spare parts, drives, other	10.0%	9.6%	11.7%
36-track	6.1%	10.2%	26.3%
Discontinued products	2.2%	2.0%	4.3%
VR2	0.8%	0.3%	0.5%

	100.0%	100.0%	100.0%

Fiscal Year 2001 Compared to Fiscal Year 2000

    Net Sales. The Company's net sales of $155.7 million in fiscal year 2001 grew by $32.7 million or 26.6% over net sales of $123.0 million in fiscal year 2000. Sales within the Company's LibraryXpress product line grew 31.3% to 125.9 million, compared to $95.9 million in fiscal year 2000, due to increased shipments to Compaq and the incremental growth of the LibraryPro and the recently launched Neo series products. Sales to Compaq accounted for 63% of total net sales in fiscal year 2001, compared to 54% in fiscal year 2000. As expected, sales of the Company's 36-track products continued to decline and amounted to $9.5 million in fiscal year 2001, compared to $12.4 million in fiscal year 2000, due primarily to lower shipments to IBM.

    Non-recurring Charges.  During the fourth quarter of fiscal year 2001, the Company incurred several one-time pre-tax charges, including a $2.5 million charge related to the sale of its Travan-based WS30 and EDT40 tape drive designs and related assets and the exit of the entry-level tape drive business, a $711,000 charge as a result of the Company's reduction in force in April 2001 and a $406,000 charge related to the write-off of an optical product design and two lawsuit settlements. The charge related to the sale of the Travan design and exit of the entry-level tape drive business included a $2.0 million inventory write down, recorded in costs of goods sold, related to the remaining Travan-based inventory, $365,000 classified as research and development related to the closing of the Company's Longmont, Colorado facility, including severance expenses associated with the remaining employees formerly employed by Tecmar and other costs including the write-down of the remaining Travan-based fixed assets and legal fees associated with the sale. The severance costs resulting from the reduction of the Company's workforce to reflect current and expected business conditions include one officer and 26 middle manager and staff level positions. The severance costs were classified as follows: $485,000 to general and administrative expense; $114,000 to cost of sales; $65,000 to sales and marketing expense; and $47,000 to research and development expense. These severance costs include payments under the Company's severance policy or, in the case of the officer, an individual severance agreement, related payroll taxes and outplacement expenses.

    The Company incurred a $1.7 million write down within cost of goods sold for discontinued Ditto® inventory in the fourth quarter of fiscal year 2000.

    Gross Profit.  The Company's gross profit amounted to $39.0 million in fiscal year 2001, an increase of $8.5 million or 27.9% from $30.5 million in fiscal year 2000, resulting primarily from higher sales volumes. Including the non-recurring charges discussed above, the gross margin percentage increased slightly to 25.1% in fiscal year 2001 from 24.8% in fiscal year 2000. Excluding such charges, gross margin as a percent of revenue rose slightly from 26.2% in fiscal year 2000 to 26.4% in fiscal year 2001. Although average selling prices decreased in fiscal year 2001, product cost reductions and a favorable product mix towards higher margin products offset the lower average selling prices.

    Sales and Marketing Expenses.  Sales and marketing expenses amounted to $16.4 million, representing 10.5% of net sales in fiscal year 2001, compared to $14.3 million or 11.6% of net sales in fiscal year 2000. Increased expenditures were due primarily to a full year of salary and related expenses associated with employees hired near the end of fiscal year 2000 and costs associated with the launch of the new Neo series product line during the year. The Company continued to focus efforts in fiscal year 2001 on building its brand name and the expansion of its commercial distribution channel.

    Research and Development Expenses.  R&D expenses amounted to $10.1 million or 6.5% of net sales in fiscal year 2001, compared to $7.3 million or 5.9% of net sales in fiscal year 2000. The increased expenses were attributable to a full year of costs associated with the personnel formerly employed by Tecmar and higher developmental material costs related primarily to the Neo series development program. Also included in the fiscal year 2001 amount were the costs associated with the effective termination of the Longmont operations as a result of the sale of the Company's Travan-based products design and the discontinuance of the remaining Travan-based products.

    General and Administrative Expenses.  General and administrative expenses amounted to $8.9 million or 5.7% of net sales in fiscal year 2001, compared to $6.2 million or 5.0% of net sales in fiscal year 2000. The increased level of expenses in fiscal year 2001 included an increase in salary and related expenses associated with the hiring of a new president and chief executive officer, additional information technology resources to support the increased level of business, an increase in bad debt expense, severance expenses resulting from the fourth quarter reduction in force and increased legal fees related primarily to the settlement of two lawsuits.

    Interest Income/Expense.  In fiscal year 2001, the Company generated net interest income of $473,000, compared to net interest income of $714,000 in fiscal year 2000. The lower net interest income in fiscal year 2001 is due to reduced cash balances during the year combined with lower yields on the Company's investments.

    Income Taxes.  The Company's fiscal year 2001 provision for state and federal income taxes amounted to $1.5 million. This equated to an effective tax rate of 37.9% in fiscal year 2001, down from 39.5% in fiscal year 2000. The decrease in the effective tax rate from the prior year is due primarily to a larger benefit from the Company's foreign sales corporation as a result of an increase in qualified export sales.

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

Liquidity and Capital Resources

    During fiscal year 2001, the Company's cash balances decreased by $4.9 million as operating cash outflows of $4.6 million and capital expenditures of $2.1 million exceeded net inflows from financing activities of $1.1 million and proceeds from the sales of assets of $833,000. Operating cash outflows during fiscal year 2001 resulted primarily from a pay down of accounts payable and accrued liabilities and an increase in inventories and accounts receivable, partially offset by net income before depreciation. Capital expenditures during fiscal year 2001 were comprised primarily of tooling, computers and related systems. Financing cash inflows during the year were a result of the proceeds from the issuance of common stock under the Company's employee stock purchase plan and the exercise of stock options.

    At June 30, 2001, the Company had $10.8 million of cash and cash equivalents, $47.0 million of net working capital, an unused bank line of credit of $5 million and no other funded debt. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future.

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

Year 2000

    Beginning in 1999, the Company took steps designed to ensure that its products, information technology and facilities computer systems were Year 2000 compliant. To date, the Company has not experienced Year 2000 issues with regard to its internal systems, any third party systems or any of the Company's products. The Company's expenditures relating directly to Year 2000 compliance have not been material. Despite the fact that the Year 2000 has passed and the Company has experienced no problems to date, there can be no assurance that the risks posed by Year 2000 issues will not adversely affect the Company's business in the future, either as a result of unanticipated difficulties related to its systems or those of third parties.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to its normal operating and funding activities. Historically, the Company has not used derivative instruments or engaged in hedging activities.

    Interest Rate Risk.  The Company's financial instruments with market risk exposure are the Company's cash equivalents, short-term investments and, to the extent utilized, revolving credit borrowings, of which no amounts were outstanding during or as of June 30, 2001. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. To achieve this objective, the Company currently maintains a portfolio of high-grade commercial paper and money market funds.

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

    The Company's wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on the Company's results during fiscal year 2001 was a $398,000 expense.

ITEM 8. Financial Statements and Supplementary Data

    The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

    The information required by this item is included under the captions entitled "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed for our 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  Executive Compensation

    The information required by this item is included under the caption entitled "Compensation of Executive Officers", "Non-Employee Director Compensation" and "Report of the Compensation Committee of the Board of Directors on Executive Compensation" in the Company's Proxy Statement to be filed for our 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed for our 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

    The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed for our 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)(1)  Financial Statements. The following Consolidated Financial Statements of Overland Data, Inc. and Report of Independent Accountants are included in a separate section of this Report at the page numbers so indicated:

    (a)(2)  Financial Statement Schedule. The following financial statement schedule of Overland Data, Inc. for the years ended June 30, 2001, 2000 and 1999 is filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of Overland Data, Inc.:

Schedule II—Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

    (a)(3)  Exhibits

3.1	Registrant's Amended and Restated Articles of Incorporation. (1)
3.2	Registrant's Bylaws. (9)
4.1	Specimen stock certificate. (1)
4.2	Investors' Rights Agreement dated May 21, 1993 by and between Overland Data, Inc. and the parties named therein. (1)
10.1	Standard Industrial Lease—Multi-Tenant dated May 26, 1993 by and between Overland Data, Inc. and Mitsui/SBD America Fund 87-1. (1)
10.2	Build-to-Suit Single Tenant Lease dated October 12, 2000 by and between Overland Data, Inc. and LBA-VIF One, LLC. (8)
10.3	First Amendment to Lease dated January 18, 2001 by and between Overland Data, Inc. and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC.
10.4	Second Amendment to Lease dated March 8, 2001 by and between Overland Data, Inc. and LBA Overland, LLC.
10.5	Credit Agreement dated November 9, 1999 by and between Overland Data and Imperial Bank. (2) +
10.6	First Amendment to Credit Agreement dated November 15, 2000 by and between Overland Data, Inc. and Imperial Bank.
10.7	Production Procurement Agreement #RMSS-ODI-96-01-0 dated October 25, 1996 by and between Overland Data, Inc. and International Business Machines Corporation. (1) +

10.8		Design Purchase and Services Agreement dated June 15, 2001 by and between Overland Data, Inc. and Seagate Removable Storage Solutions LLC. (10) +
10.9		Supply Agreement dated June 15, 2001 by and between Overland Data, Inc. and Seagate Removable Storage Solutions LLC. (10) +
10.10		VR2 Technology License Agreement dated April 27, 2000 by and between Overland Data, Inc. and Storage Technology Corp. (5) +
10.11		Corporate Purchase Agreement dated June 7, 2000 by and between Overland Data, Inc. and Compaq Computer Corporation and its Affiliates. (6) +
10.12	*	Form of Indemnification Agreement entered into by and between Overland Data, Inc. and each of its directors and officers. (1)
10.13	*	Form of Retention Agreement entered into by and between Overland Data, Inc. and each of its executive officers.
10.14	*	Employment Agreement dated March 12, 2001 by and between Overland Data, Inc. and Christopher Calisi. (9)
10.15	*	Employment Agreement dated December 4, 2000 by and between Overland Data, Inc. and Vernon A. LoForti. (8)
10.16	*	Employment Agreement dated January 1, 2001 by and between Overland Data, Inc. and Robert J. Scroop. (9)
10.17	*	Employment Agreement dated January 1, 2001 by and between Overland Data, Inc. and Michael Gawarecki. (9)
10.18	*	Employment Agreement dated April 2, 2001 by and between Overland Data, Inc. and Chet Baffa.
10.19	*	Employment Agreement dated January 1, 2001 by and between Overland Data, Inc. and Scott McClendon. (9)
10.20	*	Second Amendment to 1995 Stock Option Plan. (4)
10.21	*	Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan.
10.22	*	First Amendment to 1997 Executive Stock Option Plan. (4)
10.23	*	Form of Stock Option Agreement for options granted under the 1997 Executive Stock Option Plan.
10.24	*	2000 Stock Option Plan. (7)
10.25	*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan. (9)
10.26	*	First Amendment to 1996 Employee Stock Purchase Plan. (4)
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1		Power of Attorney (included on signature page).

(1)
Incorporated by reference to the Company's Form S-1 Registration Statement (No. 333-18583) filed February 21, 1997.

(2)
Incorporated by reference to the Company's Form 10-Q filed February 16, 2000.

(3)
Incorporated by reference to the Company's Form 8-K filed March 8, 2000.

(4)
Incorporated by reference to the Company's Form S-8 Registration Statement No. (333-41754) filed July 19, 2000.

(5)
Incorporated by reference to the Company's Form 8-K filed July 25, 2000.

(6)
Incorporated by reference to the Company's Form 10-K filed September 28, 2000.

(7)
Incorporated by reference to the Company's Form S-8 Registration Statement No. (333-53380) filed January 8, 2001.

(8)
Incorporated by reference to the Company's Form 10-Q filed February 14, 2001.

(9)
Incorporated by reference to the Company's Form 10-Q filed May 15, 2001.

(10)
Incorporated by reference to the Company's Form 8-K filed July 2, 2001.

+
The Company has requested confidential treatment for certain portions of this Exhibit.

*
Management contract or compensation plan or arrangement.

(b)  Reports on Form 8-K. The Company filed the following Current Report on Form 8-K during the fourth quarter of the year ended June 30, 2001:

    (1)  Current Report on Form 8-K, filed on July 2, 2001, reporting under Item 2 the sale of the Company's Travan-based WS30 and EDT40 tape drive designs and the Company's plans to exit the entry-level tape drive business. Filed as an exhibit to the report were the pro forma financial statements required by Item 7(b) of Form 8-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERLAND DATA, INC.
Dated: September 28, 2001	By:	/s/ CHRISTOPHER CALISI Christopher Calisi President & Chief Executive Officer

POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Calisi and Vernon A. LoForti, jointly and severally, as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in- fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER CALISI Christopher Calisi	President, Chief Executive Officer and Director	September 28, 2001
/s/ VERNON A. LOFORTI Vernon A. LoForti	Vice President, Chief Financial Officer and Secretary	September 28, 2001
/s/ ROBERT A. DEGAN Robert A. Degan	Director	September 28, 2001
/s/ MARTIN D. GRAY Martin D. Gray	Director	September 28, 2001
/s/ SCOTT MCCLENDON Scott McClendon	Director	September 28, 2001
/s/ PETER PREUSS Peter Preuss	Director	September 28, 2001
/s/ JOHN A. SHANE John A. Shane	Director	September 28, 2001

OVERLAND DATA, INC.
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Overland Data, Inc.:

    In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 23 present fairly, in all material respects, the financial position of Overland Data, Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 23 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Diego, California
August 7, 2001

F–1

OVERLAND DATA, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	June 30,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$10,844	$15,774
Accounts receivable, less allowance for doubtful accounts of $603 and $389, respectively	24,090	22,798
Inventories	23,329	22,108
Deferred income taxes	3,436	3,391
Other current assets	2,940	1,684

Total current assets	64,639	65,755
Property and equipment, net	4,795	5,033
Other assets	737	595

	$70,171	$71,383

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,525	$13,965
Accrued liabilities	4,339	6,262
Accrued payroll and employee compensation	2,776	2,271

Total current liabilities	17,640	22,498
Other liabilities	852	1,388

Total liabilities	18,492	23,886

Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, no par value, 25,000 shares authorized; 10,513 and 10,270 shares issued and outstanding at June 30, 2001 and 2000, respectively	33,614	31,753
Accumulated other comprehensive loss	(332)	(159)
Retained earnings	18,397	15,903

Total shareholders' equity	51,679	47,497

	$70,171	$71,383

See accompanying notes to consolidated financial statements.

F–2

OVERLAND DATA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended June 30,
	2001	2000	1999
Net revenue:
Product sales	$154,928	$122,703	$91,777
License fees and royalties	768	276	450

	155,696	122,979	92,227
Cost of product sales	116,662	92,460	64,336

Gross profit	39,034	30,519	27,891
Operating expenses:
Sales and marketing	16,392	14,272	11,825
Research and development	10,093	7,253	5,373
General and administrative	8,850	6,183	5,079

	35,335	27,708	22,277

Income from operations	3,699	2,811	5,614
Other income (expense):
Interest income, net	473	714	810
Other (expense) income, net	(156)	(109)	157

Income before income taxes	4,016	3,416	6,581
Provision for income taxes	1,522	1,349	2,599

Net income	$2,494	$2,067	$3,982

Net income per share:
Basic	$0.24	$0.20	$0.39

Diluted	$0.23	$0.19	$0.37

Shares used in computing net income per share:
Basic	10,382	10,123	10,222

Diluted	10,884	10,688	11,652

See accompanying notes to consolidated financial statements.

F–3

OVERLAND DATA, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)
				Retained Earnings
	Shares	Amount			Total
Balance at June 30, 1998	10,549	$33,496	$18	$9,854	$43,368
Exercise of stock options	56	98			98
Sale of stock through the Company's Employee stock purchase plan	92	338			338
Company repurchases of stock	(607)	(3,006)			(3,006)
Tax benefits from exercise of stock options		104			104
Comprehensive income:
Net income				3,982	3,982
Foreign currency translation			(77)		(77)

Balance at June 30, 1999	10,090	31,030	(59)	13,836	44,807

Exercise of stock options	187	365			365
Sale of stock through the Company's Employee stock purchase plan	63	300			300
Company repurchases of stock	(70)	(415)			(415)
Tax benefits from exercise of stock options		473			473
Comprehensive income:
Net income				2,067	2,067
Foreign currency translation			(100)		(100)

Balance at June 30, 2000	10,270	31,753	(159)	15,903	47,497

Exercise of stock options	171	457			457
Sale of stock through the Company's Employee stock purchase plan	72	601			601
Stock-based compensation		97			97
Tax benefits from exercise of stock options		706			706
Comprehensive income:
Net income				2,494	2,494
Foreign currency translation			(173)		(173)

Balance at June 30, 2001	10,513	$33,614	$(332)	$18,397	$51,679

See accompanying notes to consolidated financial statements.

F–4

OVERLAND DATA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2001	2000	1999
Operating activities:
Net income	$2,494	$2,067	$3,982
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax (benefit) provision	(761)	(1,991)	437
Depreciation and amortization	1,915	1,619	1,462
Bad debt expense (benefit)	277	(447)	7
Tax benefits from exercise of stock options	706	473	104
(Gain) loss on disposition of assets	(442)	(187)	55
Non-cash compensation	97	12	6
Changes in assets and liabilities:
Accounts receivable	(1,569)	(8,466)	1,791
Inventories	(1,221)	(592)	(1,627)
Other assets	(1,104)	131	(1,489)
Accounts payable and accrued/other liabilities	(5,477)	11,592	(88)
Accrued payroll and employee compensation	505	444	629

Net cash (used in) provided by operating activities	(4,580)	4,655	5,269

Investing activities:
Capital expenditures	(2,068)	(1,908)	(1,967)
Proceeds from sale of assets	833	100	—
Acquisition of certain Tecmar assets	—	(3,410)	—

Net cash used in investing activities	(1,235)	(5,218)	(1,967)

Financing activities:
Proceeds from issuance of common stock	601	300	338
Proceeds from exercise of stock options	457	353	98
Stock repurchases	0	(415)	(3,012)

Net cash provided by (used in) financing activities	1,058	238	(2,576)

Effect of exchange rate changes on cash	(173)	(100)	(77)

Net (decrease) increase in cash and cash equivalents	(4,930)	(425)	649
Cash and cash equivalents, beginning of year	15,774	16,199	15,550

Cash and cash equivalents, end of year	$10,844	$15,774	$16,199

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,468	$648	$2,578
Acquisition of businesses:
Fair value of:
Assets acquired		$3,812
Liabilities assumed		(402)

Cash paid for acquisitions		$3,410

See accompanying notes to consolidated financial statements

F–5

OVERLAND DATA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

    Overland Data, Inc. (the "Company") was incorporated on September 8, 1980 under the laws of the State of California. The Company designs, develops, manufactures, markets and supports magnetic tape data storage systems and tape drives used by businesses for backup, archival and data interchange functions in environments from small businesses to large enterprises requiring high-availability networks. The Company's fiscal year ends on the Sunday closest to June 30. For ease of presentation, the Company's year-end is deemed to be June 30. Fiscal years 2001 and 1999 each included 52 weeks, while fiscal year 2000 included 53 weeks.

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

Revenue Recognition

    Revenue on direct product sales (excluding sales to commercial distributors and Compaq) is recognized upon shipment of products to such customers as they are not subject to any specific right of return or price protection, except for any defective product which may be returned under the Company's warranty policy. Title and risk of loss transfer to the customer when the product leaves the Company's dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At June 30, 2001, there was approximately $875,000 of product that had been shipped to the Company's commercial distributors, but not yet shipped to ultimate customers. As part of its agreement with Compaq, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by Compaq to fulfill customer orders, at which time, generally the same business day, the Overland sale is recorded.

Shipping and Handling Costs

    In accordance with Emerging Issues Task Force No. 00-10, the Company includes the costs of shipping and handling, when incurred, in cost of goods sold. The adoption of this EITF has no effect on the Company's results of operations.

F–6

Warranty Costs

    The Company generally provides a three-year return-to-factory warranty on its LibraryXpress, MiniLibraryXpress and LoaderXpress products and a two-year return-to-factory warranty on its other products. In addition, with the exception of sales to OEM customers, on-site warranties are provided for certain of the Company's line of LibraryXpress products. The Company records a provision for estimated future warranty costs at the time of shipment for both the return-to-factory and on-site warranties. Separately priced on-site warranties are offered for sale to customers of other product lines. The Company contracts with outside vendors to provide service relating to all on-site warranties. Warranty revenues and amounts paid in advance to outside service organizations are recognized in the financial statements in sales and cost of goods sold, respectively, over the warranty period.

Research and Development Costs

    Research and development costs are expensed as incurred.

Fair Value of Financial Instruments

    It is management's belief that the carrying amounts shown for the Company's financial instruments are reasonable estimates of their related fair values based on their terms or short-term nature.

Comprehensive Income

    Comprehensive income for the Company includes net income and foreign currency translation adjustments, which are charged or credited to accumulated other comprehensive income within shareholders' equity.

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

Information about Geographic Areas

    Export sales by the Company, principally in Europe, for the years ended June 30, 2001, 2000 and 1999 were $73,754,000, $52,451,000 and $25,769,000, respectively. Long-lived assets other than deferred tax assets located in the Company's foreign subsidiaries, principally in Europe, at June 30, 2001, 2000 and 1999 were $819,000, $829,000 and $113,000, respectively.

Concentrations of Risks

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

    The Company's largest single customer accounted for approximately 63%, 54% and 25% of sales in fiscal years 2001, 2000 and 1999, respectively, and approximately 62%, 56% and 23% of accounts receivable at June 30, 2001, 2000 and 1999, respectively. The second largest customer accounted for 4%, 8% and 20% of sales in fiscal year 2001, 2000 and 1999, respectively, and 2%, 9% and 18% of accounts receivable at June 30, 2000, 1999 and 1998, respectively. No other customer accounted for 10% or more of sales in any of the three years presented.

F–7

    On September 4, 2001, the Company's largest single customer announced a definitive agreement to merge with a competitor of the Company. It is unclear at this time what effect the pending merger could have on the Company's sales. The merger, if consumated, could result in a decline in product sales to this customer that could impact materially the Company's business, results of operations and financial condition.

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

Long-Lived Assets

    The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net undiscounted cash flows is less than the carrying amount of the asset. The Company has not recorded any material impairment losses.

Foreign Currency Translation

    The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate during the year for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income within shareholders' equity. Gains or losses from foreign currency transactions are recognized currently in income. Such transactions resulted in losses of $398,000, $118,000 and a gain of $188,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

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

F–8

Stock-Based Compensation

    The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. Compensation charges related to non-employee stock-based compensation are measured using fair value methods and recognized as earned.

Net Income Per Share

    Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 682,000, 337,000 and 573,000 in the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

F–9

A reconciliation of the calculation of basic and diluted earnings per share is as follows:

	Year Ended June 30,
	2001	2000	1999
	(in thousands, except per share data)
Net income	$2,494	$2,067	$3,982
Basic:
Weighted average number of common shares outstanding	10,382	10,123	10,222
Basic net income per share	$0.24	$0.20	$0.39
Diluted:
Weighted average number of common shares outstanding	10,382	10,123	10,222
Common stock equivalents using the treasury stock method	502	565	430
Shares used in computing net income per share	10,884	10,688	10,652
Diluted net income per share	$0.23	$0.19	$0.37

  Reclassifications

    Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2—ACQUISITION AND DISPOSITION OF CERTAIN ASSETS

    On February 23, 2000, the Company, through its subsidiary Tecmar, Inc., purchased certain inventories, fixed assets, supplies, intellectual property, trademarks and Internet addresses (the "Acquisition") from Tecmar Technologies International, Inc. and certain of its affiliates, including Tecmar Technologies, Inc. (collectively, "Tecmar"), in an acquisition accounted for as a purchase. Tecmar, based in Longmont, Colorado, developed and manufactured tape drives for the entry-level network storage market. Total consideration for the Acquisition amounted to approximately $3,410,000 in cash. The assets were acquired on a discounted basis free and clear of all liens, interests and claims pursuant to a bankruptcy court order, and the Company assumed no liabilities of Tecmar, other than customer warranty and payroll-related obligations. The Company's reported statement of operations includes the results of Tecmar from the February 23, 2000 acquisition date.

    Total consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Based on the preliminary allocation, the estimated fair value of the assets acquired exceeded the total consideration paid and the Company allocated the excess amount to first reduce the value of non-current assets to zero and then to negative goodwill. The negative goodwill was amortized to reduce general and administrative expenses on a straight-line basis over three years, the estimated period of benefit.

    In the fourth quarter of fiscal year 2000, the Company finalized the Tecmar purchase price allocation. The reallocation of the purchase price resulted in a reduction of the value assigned to inventories and a corresponding reversal of negative goodwill previously recorded. Additionally, the Company elected to discontinue the Ditto line of products, which was included in the Tecmar purchase. The Company recorded a $1.7 million pre-tax charge to cost of goods sold, recorded in the fourth quarter of fiscal year 2000, to write off the related Ditto inventories.

    In June 2001, the Company sold its Travan-based WS30 and EDT40 tape drive designs (the "Designs"), which were based upon the design included in the Tecmar purchase, to Seagate Removable Storage Solutions LLC, a Delaware limited liability company ("Seagate"), in exchange for future royalty payments based on the sales of certain tape drive products and related tape media cartridges based on the Designs. In connection with this transaction, the Company has given to Seagate the option to acquire certain fixed assets and inventories required to manufacture products based on the Designs, and Seagate has engaged the Company to perform certain services for Seagate with respect to the Designs.

F–10

    As a result of the sale of the Designs and the related exit of the entry-level tape drive business in June 2001, the Company recorded a pretax charge of $2,535,000, including: $1,979,000 in inventory impairments; $205,000 of lease exit costs related to the Company's Longmont facility; $160,000 of severance costs; $142,000 in fixed asset impairments; and legal fees. All accrued amounts are expected to be paid during calendar year 2002.

    The following supplemental pro forma financial information is presented for illustrative purposes only. The pro forma results for the Company's fiscal year ended June 30, 2000 present the results for the Company as if the Acquisition occurred on July 1, 1999. The pro forma results are not necessarily indicative of the results of the combined operations which actually would have been reported had the Acquisition occurred as of the date, nor are they necessarily indicative of the Company's future financial results of operations.

Year ended June 30, 2000
(In thousands)	(unaudited)
Net sales	$138,088
Net income	(4,484)
Diluted loss per share	(0.42)

During the third quarter of fiscal year 2001, the Company sold certain rights and assets (including the product design together with all documentation, manufacturing rights, tooling and inventory) of its automated SLR loader product to Tandberg Data for a purchase price of $1,135,000. As a result of this transaction, the Company recorded a pre-tax gain of $810,000 within other income during the quarter. In connection with the sale, the Company also will receive a per unit royalty on the first 6,000 SLR loader units that are manufactured and sold by Tandberg Data.

NOTE 3—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	June 30,
	2001	2000
	(in thousands)
Inventories:
Raw materials	$15,113	$15,857
Work in process	1,518	2,767
Finished goods	6,698	3,484

	$23,329	$22,108

Property and equipment:
Machinery and equipment	$4,984	$4,759
Computer equipment	5,073	4,502
Furniture and fixtures	545	454
Leasehold improvements	1,594	1,584

	12,196	11,299
Less accumulated depreciation and amortization	(7,401)	(6,266)

	$4,795	$5,033

    Depreciation expense was $1,915,000, $1,619,000 and $1,462,000 in fiscal years 2001, 2000 and 1999, respectively.

F–11

NOTE 4—LONG-TERM DEBT

    The Company has a $5,000,000 unsecured revolving credit facility at June 30, 2001, as amended during fiscal year 2001 to extend the expiration date to November 5, 2002 and to adjust certain financial covenants. Borrowings under the line may be in the form of working capital loans, which bear interest at the bank's prime rate, or banker's acceptances ("BA") priced at the bank's BA rate plus 2.25%. The Company is required to maintain certain covenants and financial ratios, including working capital and net worth ratios. The Company is in compliance with all financial covenants of the agreement. As of, and during the years ended June 30, 2001 and 2000, there were no borrowings outstanding under the credit line.

    The Company also had available at June 30, 2001 a $2,500,000 Standby Letter of Credit facility, which expires on November 5, 2002. Guarantees under the Standby Letter of Credit facility are secured by all the personal property of the Company. At June 30, 2001, $1,500,000 was guaranteed under the Standby Letter of Credit facility.

F–12

NOTE 5—INCOME TAXES

    The components of income before income tax provisions were as follows:

	Year ended June 30,
	2001	2000	1999
	(in thousands)
Domestic	$3,779	$2,455	$4,958
Foreign	238	961	1,623

	$4,017	$3,416	$6,581

    The provision for income taxes includes the following:

	Year ended June 30,
	2001	2000	1999
	(in thousands)
Current:
Federal	$1,775	$2,422	$1,287
State	445	641	333
Foreign	63	277	542

	2,283	3,340	2,162

Deferred:
Federal	(649)	(1,578)	350
State	(156)	(413)	87
Foreign	44	—	—

	(761)	(1,991)	437

	$1,522	$1,349	$2,599

    A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes to the total income tax provision reported in the Consolidated Statement of Operations is as follows:

	Year ended June 30,
	2001	2000	1999
	(in thousands)
U.S. Federal income tax at statutory rate	$1,366	$1,162	$2,238
State income taxes, net of federal benefit	190	151	377
Foreign sales corporation benefit	(169)	(47)	(73)
Permanent differences	39	31	25
Other	96	52	32

Provision for income taxes	$1,522	$1,349	$2,599

F–13

    Deferred income taxes at June 30, 2001 and 2000 comprised:

	Year ended June 30,
	2001	2000
	(in thousands)
Deferred tax assets:
Inventory	$1,782	$1,862
Warranty reserves	899	761
State income taxes	151	222
Barter credits	459	—
Vacation and deferred compensation	207	217
Reserve for doubtful accounts and returns	193	140
Other	152	189

Gross deferred tax asset	3,843	3,391

Deferred tax liabilities
Property and equipment depreciation	—	(181)
Other	(157)	(285)

Gross deferred tax liability	(157)	(466)

Net deferred income taxes	$3,686	$2,925

NOTE 6—STOCK OPTIONS

    The Company has nine active stock option plans, administered by the Compensation Committee of the Board of Directors, which provide for the issuance of options to employees, officers, directors and consultants. Under the terms of the plans, 4,410,000 shares of Common Stock were authorized for issuance. The exercise price of a stock option is generally equal to the fair market value of the Company's Common Stock on the date the option is granted. Three of the plans permit options granted to qualify as "Incentive Stock Options" under the Internal Revenue Code. Certain options issued under selected plans call for 100% vesting of outstanding options upon a change of control of the Company. Options granted in the last fiscal year 2001 generally vest over a three-year period, with monthly vesting from the date of grant. Options granted in prior years generally vested at a rate of 25 percent per year over a four-year period from the date of grant. Options expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within 30 days, or upon death or disability, where an extended six or twelve-month exercise period is specified.

F–14

Option activity for the three years ended June 30, 2001 is summarized as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 30, 1998	1,105,729	$4.09
Options granted	525,500	6.03
Options exercised	(55,975)	1.65
Options canceled	(95,625)	6.36

Options outstanding at June 30, 1999	1,479,629	$4.73
Options granted	720,500	7.68
Options exercised	(186,771)	1.89
Options canceled	(128,000)	6.00

Options outstanding at June 30, 2000	1,885,358	$6.05
Options granted	1,459,050	8.52
Options exercised	(170,789)	2.67
Options canceled	(399,898)	7.13

Options outstanding at June 30, 2001	2,773,721	$7.40

The following table summarizes all options outstanding and exercisable by price range as of June 30, 2001:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at June 30, 2001	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at June 30, 2001	Weighted-Average Exercise Price
$ 0.20	—	3.34	191,275	3.7	$ 1.73	191,275	$ 1.73
3.35	—	8.34	1,306,001	7.1	6.47	597,792	6.27
8.35	—	10.01	1,193,445	8.8	9.01	229,204	9.52
$10.02	—	16.69	83,000	7.6	11.97	22,279	12.20

$ 0.20	—	16.69	2,773,721	7.6	$ 7.40	1,040,550	$ 6.28

Shares available for future grant were 303,430, 245,250 and 837,750 at June 30, 2001, 2000 and 1999, respectively.

F–15

1996 Employee Stock Purchase Plan

    In February 1997, the Company adopted the 1996 Employee Stock Purchase Plan (the "ESPP") whereby 250,000 shares of Common Stock were reserved for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. In November 1998, the shareholders approved an amendment to increase the total number of shares of Common Stock from 250,000 to 500,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase Common Stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares in any one offering period. The ESPP is administered by an Administrative Committee appointed by the Board of Directors and provides generally that the purchase price must not be less than 85% of the fair market value of the Common Stock on the first or last day of the offering period, whichever is lower. During fiscal year 2001, a total of 71,634 shares were issued for combined proceeds of $601,000.

Pro Forma Information

    The Company accounts for employee stock-based compensation using the intrinsic value method. In most cases, no compensation expense has been recognized for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the date of grant. No compensation expense has been recognized for purchase rights under the ESPP as they have been granted in accordance with the terms of the ESPP. Had compensation expense for the Company's employee stock-based compensation awards issued during 2001, 2000 and 1999 been determined based on a fair value method, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,
	2001	2001	1999
	(in thousands, except per share amounts)
Net income:
As reported	$2,494	$2,067	$3,982
Pro forma	974	1,410	3,248
Diluted net income per share:
As reported	$.23	$.19	$.37
Pro forma	.09	.13	.30

    The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model. The weighted-average estimated fair value of employee stock options granted during fiscal years 2001, 2000 and 1999 were $1.62, $1.29 and $2.07 per share, respectively. The weighted average assumptions used for grants during the fiscal years 2001, 2000 and 1999 were: no dividend yield for all years, risk-free interest rates of 5.5%, 6.4% and 5.2%, respectively, expected volatility of 81%, 80% and 60%, respectively, and expected lives of 7.0 years for all fiscal years.

F–16

    The fair value of each share purchase right under the ESPP is estimated at the inception of each offering period also using a Black-Scholes option-pricing model. The weighted-average estimated fair value of each share purchase right granted during fiscal years 2001, 2000 and 1999 were $4.32, $3.39 and $1.86 per share, respectively. The weighted average assumptions used during fiscal years 2001, 2000 and 1999 were: no dividend yield for all years, risk-free interest rates of 5.5%, 6.4% and 5.2%, respectively, expected volatility of 94%, 118% and 60%, respectively, and an expected life of 6 months for all fiscal years.

NOTE 7 — 401(k) PLAN

    In January 1994, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of all participants. In January 1998, the Company began matching employee contributions at 50%, and in July 2000 increased the matching contribution to 75%, for up to 6% of an employee's pretax income. The totals of these employer contributions were $562,000, $290,000 and $252,000 in fiscal years 2001, 2000 and 1999, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Commitments

    The Company leases its office, production and sales facilities under non-cancelable operating leases, which expire in various years through fiscal year 2015. The leases provide for annual rent escalations intended to approximate increases in cost of living indices, and certain of the leases provide for rent abatement. At June 30, 2001, future minimum lease payments under these arrangements are as follows:

Year Ending June 30,	Minimum Lease Payments
(in thousands)
2002	$1,373
2003	505
2004	405
2005	410
2006	313
Thereafter	2,087

$5,093

    During fiscal year 2001, the Company entered into an operating lease agreement for a new 158,000 square foot headquarter facility to be constructed in San Diego, California. The lease commences upon the Company's occupancy of the building, scheduled for February 2002. The lease is for a period of twelve years and can be renewed for one additional five-year period. The Company can terminate the lease for failure by the landlord to meet certain construction dates. As security for the lease, the Company has issued to the landlord a $1,500,000 letter of credit which is subject to reduction upon the maintenance of certain financial covenants and the passage of time. Monthly lease payments under this agreement are contingent upon actual costs incurred to build the facility. As the building is currently under construction, the actual costs to build the facility and the resulting payment amounts have yet to be determined. Therefore, future minimum lease payments under this agreement have been excluded from the above schedule.

    Rental expense is recognized ratably over the respective lease terms and aggregated $1,780,000, $1,072,000 and $983,000 for fiscal years 2001, 1999 and 1998, respectively.

F–17

Contingencies

    The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

F–18

NOTE 9—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table presents selected quarterly financial information for the periods indicated. This information has been derived from the Company's unaudited quarterly consolidated financial statements, which in the opinion of management includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The quarterly per share data presented below was calculated separately and may not sum to the annual figures presented in item 14 of this report. These operating results are also not necessarily indicative of results for any future period.

	Quarters Ended
	Fiscal Year 2000				Fiscal Year 2001
	Sept. 30 1999	Dec. 31 1999	Mar. 31 2000	Jun. 30 2000	Sept. 30 2000	Dec. 31 2000	Mar. 31 2001	Jun. 30 2001
	(in thousands, except per share amounts)
Net sales	$22,845	$27,469	$34,354	$38,311	$37,727	$43,586	$37,018	$37,365
Gross profit	6,242	6,976	8,825	8,476	10,550	11,557	9,516	7,411
(Loss) income from operations	(107)	740	1,711	467	2,180	2,975	715	(2,171)
Income (loss) before income taxes	64	1,007	1,919	426	2,157	3,053	1,405	(2,598)
Net income (loss)	39	609	1,161	258	1,305	1,847	850	(1,508)
Net income (loss) per share:
Basic	$—	$0.06	$0.11	$0.03	$0.13	$0.18	$0.08	$(0.14)
Diluted	—	0.06	0.11	0.02	0.12	0.17	0.08	(0.14)

F–18

OVERLAND DATA, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 30, 2001, 2000 and 1999

	Balance at Beginning of Year	Additions Charged to Income	Deductions*	Deductions Credited to Income	Balance at End of Year
Allowance for Doubtful Accounts Receivable
2001	$389	$277	$63	$—	$603
2000	885	43	49	490	389
1999	922	7	44	—	885
Reserve for Inventory Obsolescence
2001	$2,693	$2,996	$1,494	$—	$4,195
2000	1,175	2,674	1,156	—	2,693
1999	1,848	315	988	—	1,175

*
Amounts written off against the allowance, net of recoveries.

S–1

EXHIBIT INDEX

3.1		Registrant's Amended and Restated Articles of Incorporation. (1)
3.2		Registrant's Bylaws. (9)
4.1		Specimen stock certificate. (1)
4.2		Investors' Rights Agreement dated May 21, 1993 by and between Overland Data, Inc. and the parties named therein. (1)
10.1		Standard Industrial Lease—Multi-Tenant dated May 26, 1993 by and between Overland Data, Inc. and Mitsui/SBD America Fund 87-1. (1)
10.2		Build-to-Suit Single Tenant Lease dated October 12, 2000 by and between Overland Data, Inc. and LBA-VIF One, LLC. (8)
10.3		First Amendment to Lease dated January 18, 2001 by and between Overland Data, Inc. and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC.
10.4		Second Amendment to Lease dated March 8, 2001 by and between Overland Data, Inc. and LBA Overland, LLC.
10.5		Credit Agreement dated November 9, 1999 by and between Overland Data and Imperial Bank. (2) +
10.6		First Amendment to Credit Agreement dated November 15, 2000 by and between Overland Data, Inc. and Imperial Bank.
10.7		Production Procurement Agreement #RMSS-ODI-96-01-0 dated October 25, 1996 by and between Overland Data, Inc. and International Business Machines Corporation. (1) +
10.8		Design Purchase and Services Agreement dated June 15, 2001 by and between Overland Data, Inc. and Seagate Removable Storage Solutions LLC. (10) +
10.9		Supply Agreement dated June 15, 2001 by and between Overland Data, Inc. and Seagate Removable Storage Solutions LLC. (10) +
10.10		VR2 Technology License Agreement dated April 27, 2000 by and between Overland Data, Inc. and Storage Technology Corp. (5) +
10.11		Corporate Purchase Agreement dated June 7, 2000 by and between Overland Data, Inc. and Compaq Computer Corporation and its Affiliates. (6) +
10.12	*	Form of Indemnification Agreement entered into by and between Overland Data, Inc. and each of its directors and officers. (1)
10.13	*	Form of Retention Agreement entered into by and between Overland Data, Inc. and each of its executive officers.
10.14	*	Employment Agreement dated March 12, 2001 by and between Overland Data, Inc. and Christopher Calisi. (9)
10.15	*	Employment Agreement dated December 4, 2000 by and between Overland Data, Inc. and Vernon A. LoForti. (8)
10.16	*	Employment Agreement dated January 1, 2001 by and between Overland Data, Inc. and Robert J. Scroop. (9)
10.17	*	Employment Agreement dated January 1, 2001 by and between Overland Data, Inc. and Michael Gawarecki. (9)
10.18	*	Employment Agreement dated April 2, 2001 by and between Overland Data, Inc. and Chet Baffa.

10.19	*	Employment Agreement dated January 1, 2001 by and between Overland Data, Inc. and Scott McClendon. (9)
10.20	*	Second Amendment to 1995 Stock Option Plan. (4)
10.21	*	Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan.
10.22	*	First Amendment to 1997 Executive Stock Option Plan. (4)
10.23	*	Form of Stock Option Agreement for options granted under the 1997 Executive Stock Option Plan.
10.24	*	2000 Stock Option Plan. (7)
10.25	*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan. (9)
10.26	*	First Amendment to 1996 Employee Stock Purchase Plan. (4)
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1		Power of Attorney (included on signature page).

(1)
Incorporated by reference to the Company's Form S-1 Registration Statement (No. 333-18583) filed February 21, 1997.

(2)
Incorporated by reference to the Company's Form 10-Q filed February 16, 2000.

(3)
Incorporated by reference to the Company's Form 8-K filed March 8, 2000.

(4)
Incorporated by reference to the Company's Form S-8 Registration Statement No. (333-41754) filed July 19, 2000.

(5)
Incorporated by reference to the Company's Form 8-K filed July 25, 2000.

(6)
Incorporated by reference to the Company's Form 10-K filed September 28, 2000.

(7)
Incorporated by reference to the Company's Form S-8 Registration Statement No. (333-53380) filed January 8, 2001.

(8)
Incorporated by reference to the Company's Form 10-Q filed February 14, 2001.

(9)
Incorporated by reference to the Company's Form 10-Q filed May 15, 2001.

(10)
Incorporated by reference to the Company's Form 8-K filed July 2, 2001.

+
The Company has requested confidential treatment for certain portions of this Exhibit.

*
Management contract or compensation plan or arrangement.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
RISK FACTORS
PART II
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
OVERLAND DATA, INC. REPORT OF INDEPENDENT ACCOUNTANTS
OVERLAND DATA, INC. CONSOLIDATED BALANCE SHEET (in thousands)
OVERLAND DATA, INC. CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share amounts)
OVERLAND DATA, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (in thousands)
OVERLAND DATA, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
OVERLAND DATA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OVERLAND DATA, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FISCAL YEARS ENDED JUNE 30, 2001, 2000 and 1999
EXHIBIT INDEX