Form 10-Q
period 2001-09-30
OVERLAND DATA INC
filed 2001-11-14
CIK 889930

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

Yes /x/    No / /

    As of November 9, 2001, there were 10,579,612 shares of the registrant's common stock, no par value, issued and outstanding.

OVERLAND DATA, INC.
FORM 10-Q
For the quarterly period ended September 30, 2001

Table of Contents

		Page Number
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Statement of Operations—Three Months Ended September 30, 2001 and 2000	3
	Consolidated Condensed Balance Sheet—September 30, 2001 and June 30, 2001	4
	Consolidated Condensed Statement of Cash Flows—Three months ended September 30, 2001 and 2000	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	13
	Signature	14

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

OVERLAND DATA, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2001	2000
Net revenues:
Product sales	$39,887	$37,197
Royalties & services	85	530

Total net revenues	39,972	37,727
Cost of goods sold	30,649	27,177

Gross profit	9,323	10,550

Operating expenses:
Sales and marketing	4,207	4,144
Research and development	1,627	2,315
General and administrative	2,126	1,911

Total operating expenses	7,960	8,370

Income from operations	1,363	2,180
Other income (expense):
Interest income	108	102
Other income (expense), net	222	(125)

Income before income taxes	1,693	2,157
Provision for income taxes	643	852

Net income	$1,050	$1,305

Earnings per share:
Basic	$0.10	$0.13

Diluted	$0.10	$0.12

Number of shares used in computing earnings per share:
Basic	10,525	10,300

Diluted	10,760	10,990

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	September 30, 2001	June 30, 2001
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$13,720	$10,844
Accounts receivable, less allowance for doubtful accounts of $766 and $603, respectively	27,668	24,090
Inventories	21,532	23,329
Deferred income taxes	3,436	3,436
Other current assets	3,327	2,940

Total current assets	69,683	64,639
Property and equipment, net	4,740	4,795
Other assets	751	737

	$75,174	$70,171

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$12,574	$10,525
Accrued liabilities	6,124	4,339
Accrued payroll and employee compensation	2,654	2,776

Total current liabilities	21,352	17,640
Other liabilities	837	852

Total liabilities	22,189	18,492

Shareholders' equity:
Common stock, no par value, 25,000 shares authorized; 10,544 and 10,513 shares issued and outstanding, respectively	33,781	33,614
Accumulated other comprehensive loss	(243)	(332)
Retained earnings	19,447	18,397

Total shareholders' equity	52,985	51,679

	$75,174	$70,171

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2001	2000
OPERATING ACTIVITIES:
Net income	$1,050	$1,305
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	419	455
Changes in operating assets and liabilities:
Accounts receivable	(3,578)	(1,285)
Inventories	1,797	(2,011)
Accounts payable and accrued liabilities	3,834	(6,888)
Accrued payroll and employee compensation	(122)	81
Other	(416)	(661)

Net cash provided by (used in) operating activities	2,984	(9,004)

INVESTING ACTIVITIES:
Capital expenditures	(364)	(226)

Net cash used in investing activities	(364)	(226)

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	148	295
Proceeds from exercise of stock options	19	142

Net cash provided by financing activities	167	437

Effect of exchange rate changes on cash	89	(70)

Net increase (decrease) in cash and cash equivalents	2,876	(8,863)
Cash and cash equivalents at the beginning of the period	10,844	15,774

Cash and cash equivalents at the end of the period	$13,720	$6,911

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

    The accompanying condensed consolidated financial statements of Overland Data, Inc. and its subsidiaries ("Overland Data" or the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Company's first fiscal quarter ends on the Sunday closest to September 30. For ease of presentation, the Company's first fiscal quarter end is deemed to be September 30. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 on file with the Securities and Exchange Commission.

Note 2—Inventories

    Inventories consist of the following (in thousands):

	September, 2001	June 30, 2001
	(unaudited)
Raw materials	$13,598	$15,113
Work-in-progress	1,552	1,518
Finished goods	6,382	6,698

	$21,532	$23,329

Note 3—Earnings Per Share

    Basic earnings per share ("EPS") is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 1,880,266 and 106,500 at September 30, 2001 and 2000, respectively.

    A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2001	2000
	(unaudited)
Net income	$1,050	$1,305

BASIC EPS:
Weighted average number of common shares outstanding	10,525	10,300

Basic earnings per share	$0.10	$0.13

DILUTED EPS:
Weighted average number of common shares outstanding	10,525	10,300
Common stock equivalents from the issuance of options using the treasury stock method	235	690

	10,760	10,990

Diluted earnings per share	$0.10	$0.12

Note 4—Comprehensive Income

    Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to accumulated other comprehensive income within shareholders' equity.

    Comprehensive income for the three months ended September 30, 2001 and 2000 was as follows (in thousands):

	Three Months Ended September 30,
	2001	2000
	(unaudited)
Net income	$1,050	$1,305
Foreign currency translation effect	89	(70)

Comprehensive income	$1,139	$1,235

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words and expressions reflecting optimism and satisfaction with current prospects, as well as words such as "believes," "intends," "expects," "plans," "anticipates," and variations thereof, identify forward-looking statements, but their absence does not mean that a statement is not forward looking. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are not guarantees of performance. Such forward-looking statements are based on current expectations and entail such risks and uncertainties as those set forth below, which could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include loss of or significantly reduced orders from a major customer; the timing and market acceptance of new product introductions by the Company and its competitors; rescheduling or cancellation of customer orders; general economic conditions; general competition and price pressures in the marketplace; unexpected shortages of critical components; and the Company's ability to control costs and expenses. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments. For a more detailed discussion of these and other risks, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and filed with the Securities and Exchange Commission on September 28, 2001.

Overview

    Overland Data designs, develops, manufactures, markets and supports magnetic tape data storage systems and tape drives used by businesses for backup, archival and data interchange functions in environments from small businesses to large enterprises requiring high-availability networks.

    The Company's primary products are automated tape libraries, mini-libraries and loaders, which combine electromechanical robotics, electronic hardware and firmware developed by the Company. Its products are based on a number of different tape technologies including DLTtape, AIT, DLT1, SLR, IBM compatible 3480/3490/3490E, and during fiscal year 2001, Travan and DAT. The Travan and DAT products were acquired as part of the acquisition of assets from Tecmar Technologies International, Inc. and certain of its affiliates ("Tecmar") in February 2000. In June 2001 the Company abandoned its introduction of a next generation Travan-based product aimed at capturing a share of the entry-level server tape backup market and sold its Travan-based WS30 and EDT40 tape drive designs and related assets.

    Overland also distributes products manufactured by other original equipment manufactures ("OEMs") and markets various other products including spare parts and tape media. In addition, the Company licenses proprietary tape encoding technology that it developed and patented under the name Variable Rate Randomizer ("VR2)®.

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

    The Company's current revenue stream is highly dependent upon the level of sales to Compaq Computer Corporation ("Compaq"), which comprised 65% of the Company's revenues in the first fiscal quarter ended September 30, 2001. Although Compaq is the primary customer for the Neo series, LibraryXpress, and LibraryPro™ product lines, Compaq is not required to purchase minimum quantities and its orders can fluctuate from quarter to quarter. The Company expects that Compaq will continue to represent a significant portion of the Company's revenues in future periods. Consequently, the Company's future operating results would be impacted materially and adversely by the loss of the Compaq account, or the reduction, delay or cancellation of Compaq orders.

    On September 4, 2001, Compaq announced a definitive agreement to merge with Hewlett-Packard Company ("HP"). It is unclear at this time what effect the announced merger pending between Compaq and HP will have on the Company's sales to Compaq and its business generally. The merger, if consummated, could result in a decline in product sales to Compaq that could impact materially and adversely the Company's business, results of operations and financial condition. Furthermore, because HP currently has its own data storage division, the merger could result in more direct competition for Compaq's data storage business.

    A large portion of the Company's products incorporate DLTtape drives manufactured by Quantum Corporation ("Quantum"), which is also a competitor of the Company because Quantum markets its own tape drives and tape automation products. Although Quantum has licensed Tandberg Data ASA ("Tandberg") to be a second source manufacturer of DLTtape drives, Overland has not qualified Tandberg as its alternative supplier. The Company does not have a long-term contract with Quantum, which could cease supplying DLTtape drives directly to the Company. From time to time in the past, the Company has not been able to obtain as many drives as it has needed from Quantum due to drive shortages or quality issues. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company experienced problems with the supply of a newly introduced DLTtape drive and such problems adversely affected the Company's sales and earnings. No assurance can be given that such problems will not recur, or that the Company will not experience similar or more serious disruptions in supply in the future with current versions of DLT drives, the new SuperDLT drive or any future DLT drive version.

    Although the Company has licensed its proprietary VR2 encoding technology to Tandberg, Imation Corp., Seagate Removable Storage Solutions LLC ("Seagate") and Storage Technology Corporation ("StorageTek"), the success of VR2 depends on the success of the licensee's tape drives that incorporate the VR2 technology. Success of VR2 cannot be assured because of the potential difficulty of incorporating it into the electronics of new tape technology platforms, the possible introduction of competing techniques to enhance tape drive performance, and the uncertain market acceptance of VR2 enhanced tape drives.

    The risks and uncertainties noted above, along with others that could materially and adversely affect the Company's business, are set forth more fully in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and filed with the Securities and Exchange Commission on September 28, 2001.

Results Of Operations

    The following table sets forth items in the Company's statement of operations as a percentage of net revenues for the periods presented. The data has been derived from the Company's unaudited condensed consolidated financial statements.

	Three Months Ended September 30,
	2001	2000
Net revenues	100.0%	100.0%
Cost of sales	76.7	72.0

Gross profit	23.3	28.0

Operating expenses:
Sales and marketing	10.5	11.0
Research and development	4.1	6.1
General and administrative	5.3	5.1

Total operating expenses	19.9	22.2

Income from operations	3.4	5.8
Other income:
Interest, net	0.3	0.3
Other income (expense), net	0.6	(0.3)

Income before income taxes	4.3	5.8
Provision for income taxes	1.6	2.3

Net income	2.7%	3.5%

For the three months ended September 30, 2001 and 2000

    Net Revenues.  Net revenues of $40.0 million in the first quarter of fiscal year 2002 were $2.3 million or 6.0% above net revenues of $37.7 million in the comparable quarter of the prior fiscal year. This revenue growth reflects the strong performance of the Company's recently introduced Neo series line of tape library products. Sales within the Company's Library product lines grew 5.3% to $31.8 million, compared to $30.2 million during the same quarter of the prior fiscal year. This increase was due primarily to increased revenue from Compaq as the increase in revenue from Neo series products more than exceeded the overall decline in LibraryXpress product revenues and LibraryPro revenues continued to increase over the same period of the prior fiscal year. Sales to Compaq accounted for 65.3% of total net sales in the first quarter of fiscal year 2002, compared to 60.0% in the first quarter of fiscal year 2001.

    Net revenues from spare parts of $3.5 million in the first quarter of fiscal year 2002 were $1.5 million or 78.7% above net revenues of $2.0 million in the comparable quarter of the prior fiscal year. This increase was due primarily to the initial purchases of spare parts for the Company's Neo series products by both OEM and branded channel partners. Also contributing to the increase was an end-of-life related sale of spare parts for 36-track products and a final sale to Tandberg of Scalable Linear Recording ("SLR") related parts.

    During the first quarter of fiscal year 2002, sales of the Company's discontinued DAT/Travan based products declined by $1.0 million from the same period of the prior fiscal year, and VR2 revenues declined by $500,000 due to the absence of developmental royalties related to the StorageTek VR2 license agreement that were included in the first quarter of fiscal year 2001.

    A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended September 30,
	2001	2000
Library products:
LibraryXpress	31.1%	64.0%
Neo series	29.7	-
LibraryPro	8.1	6.9
Autoloaders	8.0	6.5
MinilibraryXpress(TM)	2.7	2.7

	79.6	80.1
Other:
Spare parts, controllers, other	12.0	9.0
36-track	7.5	6.0
Discontinued products	0.5	3.2
VR2 royalties and services	0.4	1.7

	100.0%	100.0%

    Gross Profit.  The Company's gross profit for the first quarter of fiscal year 2002 was $9.3 million, down 11.6% from $10.6 million in the first quarter of fiscal year 2001. Gross margin as a percent of net revenues was 23.3% during the first quarter of fiscal year 2002, compared to 28.0% during the same period of the prior fiscal year. This decrease reflects a higher concentration of revenues generated from the Company's newest products, which initially generate lower gross margins until their costs are reduced by economies to be realized from increasing production volumes. During the first quarter of fiscal year 2002, the Company consumed many of the expensive early production components and expects improved margins in coming quarters as the Company benefits from the lower unit costs of higher volume purchasing. Also contributing to the decrease in gross profit was the absence of $500,000 of developmental royalty fees that were included in the first quarter of fiscal year 2001.

    Sales and Marketing Expense.  Sales and marketing expense remained relatively flat at $4.2 million or 10.5% of net revenues in the first quarter of fiscal year 2002, compared to $4.1 million or 11.0% of net revenues in the first quarter of fiscal year 2001. The Company expects sales and marketing expenses to increase, both in absolute dollars and as a percentage of net revenues, as the Company dedicates more resources to the sales of Overland branded products.

    Research and Development Expense.  Research and development expense decreased $688,000 or 29.7% to $1.6 million or 4.1% of net revenues during the first quarter of fiscal year 2002, compared to $2.3 million or 6.1% of net revenues in the first quarter of fiscal year 2001. This decrease reflects the reduction in Tecmar-related development expenses resulting from the sale of its Travan-based WS-30 and EDT-40 tape drive designs to Seagate in June 2001, along with lower material expenses and non-recurring engineering fees related to the development of the Neo series products.

    General and Administrative Expense.  General and administrative expense increased $215,000 or 11.3% to $2.1 million or 5.3% of net revenues in the first quarter of fiscal year 2002 compared to $1.9 million or 5.1% of net revenues in the first quarter of fiscal year 2001. The increased expenses in the first quarter of fiscal year 2001 were due primarily to an increase in bad debt expense over the same period of the prior fiscal year.

    Interest Income.  During the first quarter of fiscal year 2002, the Company generated interest income of $108,000, compared to $102,000 during the same period of the prior fiscal year. This increase was due primarily to higher average cash balances during the quarter notwithstanding the lower yields earned on the Company's investments.

    Other Income (Expense), Net.  In the first quarter of fiscal year 2002, the Company generated other income of $222,000 compared to other expense of $125,000 during the same period of the prior fiscal year. These amounts are primarily related to foreign currency transaction fluctuations related to the Company's United Kingdom operations.

    Income Taxes.  The Company's effective tax rate in the first quarter of fiscal year 2002 was 38.0% compared to 39.5% in the first quarter of fiscal year 2001. The effective tax rate for the entire fiscal year 2001 was 37.9% and is expected to increase slightly during fiscal year 2002.

    Liquidity and Capital Resources.  During the first quarter of fiscal year 2002, the Company's cash balances increased by $2.9 million as operating inflows of $3.0 million and inflows from financing activities of $167,000 exceeded capital expenditures of $364,000. Operating cash inflows during the quarter resulted from an increase in accounts payable and other accrued liabilities, a decrease in inventories and net income for the quarter, all of which were partially off-set by an increase in accounts receivable. Capital expenditures during the first quarter of fiscal year 2002 were comprised primarily of machinery, computers and related systems. The Company expects capital expenditures to increase throughout fiscal year 2002, primarily related to approximately $5.0 million in connection with the upcoming occupancy of the Company's new headquarter facilities. Financing cash inflows during the first quarter of fiscal year 2002 were a result of the proceeds from the issuance of common stock under the Company's employee stock purchase plan and the exercise of stock options.

    In fiscal year 2001, the Company entered into a lease for its new headquarters in San Diego, California. The new headquarters will comprise two buildings, representing approximately 160,000 total square feet. The Company expects the buildings to be completed in March 2002 at which time it will take occupancy of the building and the lease will commence. The lease is for a period of twelve years and can be renewed for one additional five-year period. Monthly lease payments under this agreement are contingent upon the actual costs incurred to build the facility. As the building is currently under construction, the actual costs to build the facility and the resulting payment amounts have yet to be determined. Estimated future minimum lease payments under this operating lease total approximately $39.3 million over the term of the lease.

    At September 30, 2001, the Company had $13.7 million of cash and cash equivalents, $48.3 million of working capital, an unused bank line of credit of $5 million and no other funded debt. Although the Company is currently negotiating with its bank to obtain a term loan to finance tenant improvements and other fixed assets related to the occupancy of its new facility, it believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future.

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

    Interest Rate Risk.  The Company's financial instruments with market risk exposure are the Company's cash equivalents, short-term investments and, to the extent utilized, revolving credit borrowings, of which no amounts were outstanding at September 30, 2001. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. To achieve this objective, the Company currently maintains a portfolio of high-grade commercial paper and money market funds.

    The Company's revolving line of credit facility carries interest at the bank's prime rate or at the bank's banker's acceptance rate plus 2.25%. The Company's objective in maintaining access to these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall costs as compared with fixed rate borrowings.

    Under the Company's current policies, it does not use interest rate derivative instruments to manage its exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would result in no material change in the Company's pre-tax earnings and cash flow.

    Foreign Currency Risk.  The Company conducts business on a global basis and essentially all of its products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of the Company's sales and are expected to continue to represent a significant portion of sales.

    The Company's wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected results. The income statement impact of exchange rate fluctuations on foreign currency transactions during the first quarter of 2002 was income of $216,000.

PART II—OTHER INFORMATION

Item 6.—Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1
Employment Agreement dated July 24, 2001 between Overland Data, Inc. and John F. Cloyd.

(b)
Reports on Form 8-K.

    Current report on Form 8-K, dated July 2, 2001, regarding the sale of the Company's Travan-based WS-30 and EDT-40 tape drive designs to Seagate Removable Storage Solutions, LLC.

SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND DATA, INC.
Date: November 14, 2001	By:	/s/ Vernon A. LoForti Vernon A. LoForti Vice President, Chief Financial Officer and Secretary

QuickLinks

Table of Contents
PART I—FINANCIAL INFORMATION
  Item 1.—Financial Statements
OVERLAND DATA, INC. CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (Unaudited) (In thousands, except per share data)
OVERLAND DATA, INC. CONSOLIDATED CONDENSED BALANCE SHEET (In thousands)
OVERLAND DATA, INC. CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited) (In thousands)
OVERLAND DATA, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
  Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3.—Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 6.—Exhibits and Reports on Form 8-K
SIGNATURE