Form 10-Q
period 2001-12-31
OVERLAND DATA INC
filed 2002-02-13
CIK 889930

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

Commission File Number 000-22071

OVERLAND DATA, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	95-3535285 (IRS Employer Identification No.)
8975 Balboa Avenue, San Diego, California 92123-1599 (Address of principal executive offices, including zip code)
(858) 571-5555 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of February 8, 2001, there were 10,637,179 shares of the registrant's common stock, no par value, issued and outstanding.

OVERLAND DATA, INC.
FORM 10-Q
For the quarterly period ended December 31, 2001

Table of Contents

Page Number
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Condensed Statement of Operations— Three months and six months ended December 31, 2001 and 2000	3
Consolidated Condensed Balance Sheet— December 31, 2001 and June 30, 2001	4
Consolidated Condensed Statement of Cash Flows— Six months ended December 31, 2001 and 2000	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
PART II—OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 6. Exhibits and Reports on Form 8-K	18
Signatures	19

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

OVERLAND DATA, INC
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net revenues:
Product sales	$45,023	$43,464	$84,911	$80,661
Royalties & services	592	122	677	652

Total net revenues	45,615	43,586	85,588	81,313
Cost of revenues	33,818	32,029	64,468	59,206

Gross profit	11,797	11,557	21,120	22,107

Operating expenses:
Sales and marketing	4,717	3,886	8,924	8,030
Research and development	1,886	2,563	3,513	4,878
General and administrative	2,076	2,133	4,202	4,044

Total operating expenses	8,679	8,582	16,639	16,952

Income from operations	3,118	2,975	4,481	5,155
Other income (expense):
Interest income, net	77	90	184	192
Other (expense) income, net	(23)	(12)	199	(137)

Income before income taxes	3,172	3,053	4,864	5,210
Provision for income taxes	1,205	1,206	1,848	2,058

Net income	$1,967	$1,847	$3,016	$3,152

Earnings per share:
Basic	$0.19	$0.18	$0.29	$0.30

Diluted	$0.18	$0.17	$0.28	$0.29

Number of shares used in computing earnings per share:
Basic	10,580	10,347	10,553	10,337

Diluted	10,936	10,870	10,848	10,958

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	December 31, 2001	June 30, 2001
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$14,910	$10,844
Accounts receivable, less allowance for doubtful accounts of $693 and $603, respectively	30,140	24,090
Inventories	20,287	23,329
Deferred income taxes	3,436	3,436
Other current assets	3,017	2,940

Total current assets	71,790	64,639
Property and equipment, net	6,996	4,795
Other assets	788	737

	$79,574	$70,171

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$13,375	$10,525
Accrued liabilities	5,166	4,339
Accrued payroll and employee compensation	2,911	2,776
Current portion of long-term debt	157	—

Total current liabilities	21,609	17,640
Long-term debt	2,198	—
Other liabilities	837	852

Total liabilities	24,644	18,492

Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, no par value, 25,000,000 shares authorized; 10,580 and 10,513 shares issued and outstanding, respectively	33,792	33,614
Accumulated other comprehensive loss	(275)	(332)
Retained earnings	21,413	18,397

Total shareholders' equity	54,930	51,679

	$79,574	$70,171

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2001	2000
OPERATING ACTIVITIES:
Net income	$3,016	$3,152
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	867	926
Changes in operating assets and liabilities:
Accounts receivable	(6,050)	(3,750)
Inventories	3,042	(6,411)
Accounts payable and accrued liabilities	3,677	7,730
Accrued payroll and employee compensation	135	136
Other	(143)	(237)

Net cash provided by operating activities	4,544	1,546

INVESTING ACTIVITIES:
Capital expenditures	(3,068)	(1,090)

Net cash used in investing activities	(3,068)	(1,090)

FINANCING ACTIVITIES:
Proceeds from long-term debt	2,355	—
Net proceeds from issuance of common stock	148	295
Proceeds from exercise of stock options	30	317

Net cash provided by financing activities	2,533	612

Effect of exchange rate changes on cash	57	(19)

Net increase in cash and cash equivalents	4,066	1,049
Cash and cash equivalents at the beginning of the period	10,844	15,774

Cash and cash equivalents at the end of the period	$14,910	$16,823

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

Note 2—Revenue Recognition

        Revenue on direct product sales (excluding sales to commercial distributors and Compaq Computer Corporation ("Compaq")) is recognized upon shipment of products to such customers. These customers are not subject to any specific right of return or price protection, except for any defective product which may be returned under the Company's warranty policy. Title and risk of loss transfer to the customer when the product leaves the Company's dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At December 31, 2001, approximately $575,000 of product had been shipped to the Company's commercial distributors, but not yet shipped to ultimate customers. As part of its agreement with Compaq, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by Compaq to fulfill its customer orders, at which time, generally the same business day, the Overland sale is recorded.

        The Company has entered into various licensing agreements relating to Variable Rate Randomizer ("VR2")® technology. These agreements typically call for royalty fees based on sales by licensees of products containing VR2. Royalties on sales by licensees of products containing VR2 are recorded when earned, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase from the Company the Applications Specific Integrated Circuit ("ASIC") chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee. In these instances, both the royalty embedded in the price of the ASIC chip and the cost of the ASIC chip are recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

        In some cases, these licensing agreements include initial payments to the Company for the delivery of the VR2 technology platform, consulting services or both. The Company recognizes revenues related to the transfer of the technology platform upon delivery and acceptance by the customer, which entitles the Company to the initial fee and eliminates any further obligations under the agreement. The Company recognizes revenue related to consulting services as earned, typically based on time committed to the project.

Note 3—Earnings Per Share

        Basic earnings per share ("EPS") is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 1,286,000 and 538,000 at December 31, 2001 and 2000, respectively.

        A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net income	$1,967	$1,847	$3,016	$3,152

BASIC EPS:
Weighted average number of common shares outstanding	10,580	10,347	10,553	10,337

Basic earnings per share	$0.19	$0.18	$0.29	$0.30

DILUTED EPS:
Weighted average number of common shares outstanding	10,580	10,347	10,553	10,337
Common stock equivalents from the issuance of options using the treasury stock method	356	523	295	621

	10,936	10,870	10,848	10,958

Diluted earnings per share	$0.18	$0.17	$0.28	$0.29

Note 4—Inventories

        Inventories consist of the following (in thousands):

	December 2001	June 30, 2001
	(Unaudited)
Raw materials	$10,732	$15,113
Work-in-process	1,299	1,518
Finished goods	8,256	6,698

	$20,287	$23,329

Note 5—Bank Borrowings and Debt Arrangements

        On November 28, 2001, the Company replaced its existing $5,000,000 credit facility with a new $15,000,000 credit facility from the same bank. The new credit facility consists of a $5,000,000 five-year term note and a $10,000,000 two-year revolving line of credit that expires on November 30, 2003. Both the term note and the line of credit are secured by a general security interest in the Company's assets. Interest on the term note is set at variable rates equal to the bank's prime rate in effect from time to time. Interest on the line of credit is set at the bank's prime rate in effect from time to time minus 0.25% or, at the Company's option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the new credit facility contains certain financial and non-financial covenants. The Company currently is in compliance with all of these covenants. The term note provides for a nine-month draw period through August 28, 2002, during which period interest only is payable under the term note. Upon expiration of the draw period, all amounts outstanding under the note will be payable in 60 equal payments of principal plus interest. At December 31, 2001, $2,355,000, including $157,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. Under the prior revolving credit facility, no borrowings were outstanding during fiscal year 2001.

Note 6—Accrued Restructuring Charges

        During the fourth quarter of fiscal year 2001, the Company recorded a pretax charge of $2,535,000 related to the sale of its Travan-based WS30 and EDT40 tape drive designs and related assets and the exit of the entry-level tape drive business including the planned closure of its Longmont, Colorado facility. The following table summarizes the activity and balances of the accrued restructuring charges through December 31, 2001:

	Employee Related	Lease and Facility	Total
Restructuring charge	$159,000	$204,000	363,000
Cash payments	(31,000)	—	(31,000)

Accrued restructuring charges at June 30, 2001	128,000	204,000	332,000
Cash payments	(21,000)	—	(21,000)
Adjustments	—	228,000	228,000

Accrued restructuring charges at December 31, 2001	$107,000	$432,000	$539,000

        During the quarter ended December 31, 2001, the Company increased the restructuring accrual for facility rent by $228,000 to reflect an adjustment in the Company's estimated liability related to the closure of the Longmont facility, based upon the increased amount of time that the Company believes will be required to sublease the facility, given the weakening real-estate market in Longmont, Colorado.

        The exit of the entry-level tape drive business is substantially complete with ten dedicated employees remaining. These employees are funded under an agreement with Seagate Removable Storage Solutions LLC as part of the WS30 and EDT40 tape drive designs and related assets sale agreement. The agreement provides for services related to a specific project currently expected to be complete by March 31, 2002. At the completion of the project the employment of the remaining employees will be terminated and the accrued employee benefits will be paid.

Note 7—Comprehensive Income

        Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to accumulated other comprehensive income within shareholders' equity.

        Comprehensive income for the three months and six months ended December 31, 2001 and 2000 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net income	$1,967	$1,847	$3,016	$3,152
Foreign currency translation effect	(33)	51	57	(19)

Comprehensive income	$1,934	$1,898	$3,073	$3,133

Note 8—Commitments and Contingencies

        In fiscal year 2001, the Company entered into a lease for its new headquarters in San Diego, California. The new headquarters will comprise two buildings, representing approximately 160,000 total square feet. The Company expects the buildings to be completed in March 2002 at which time it will take occupancy of the building and the lease will commence. The lease is for a period of twelve years and can be renewed for one additional five-year period. Monthly lease payments under this lease are contingent upon the actual costs incurred to build the facility. As the building is currently under construction, the actual costs to build the facility and the resulting payment amounts have yet to be determined. Estimated future minimum lease payments under this operating lease total approximately $39.3 million over the term of the lease.

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words and expressions reflecting optimism and satisfaction with current prospects, as well as words such as "believes," "intends," "expects," "plans," "anticipates," and variations thereof, identify forward-looking statements, but their absence does not mean that a statement is not forward looking. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are not guarantees of performance. Such forward-looking statements are based on current expectations and entail such risks and uncertainties as those set forth below, which could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include loss of or significantly reduced orders from a major customer; the timing and market acceptance of new product introductions by the Company, its competitors or its licensees; the timing and amount of licensing royalties; rescheduling or cancellation of customer orders; general economic conditions; general competition and price pressures in the marketplace; unexpected shortages of critical components; and the Company's ability to control costs and expenses. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments. For a more detailed discussion of these and other risks, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and filed with the Securities and Exchange Commission on September 28, 2001.

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

        Overland also distributes products manufactured by other original equipment manufactures ("OEMs") and markets various other products including spare parts and tape media. In addition, the

Company licenses a proprietary tape encoding technology that it developed and patented under the name Variable Rate Randomizer ("VR2")®.

Risk Factors

        Advanced technology companies like Overland Data are subject to numerous risks and uncertainties, generally characterized by rapid technological change and other highly competitive factors. In such an environment, the Company's future success will depend on its ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, the Company's future success will likely depend on the market acceptance of the recently introduced Neo series™, a "next-generation" line of tape automation products. Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance that the Company will be able to meet its product development schedules, including those for products based on its VR2 tape coding technique (both by the Company and its licensees), or that development costs will be within budgeted amounts. If the products or product enhancements that the Company develops are not deliverable due to developmental problems, quality issues or component shortage problems, or if such products or product enhancements do not achieve market acceptance or are unreliable, the Company's business, financial condition and results of operations may be materially and adversely affected. The introduction (whether by the Company or its competitors) of new products embodying new technologies such as new sequential or random access mass storage devices and the emergence of new industry standards could render existing products obsolete or not marketable.

        The Company's current revenue stream is highly dependent upon the level of sales to Compaq Computer Corporation ("Compaq"), which comprised 66% of the Company's revenues in the six-month period ended December 31, 2001. Although Compaq is the primary customer for the Neo series, LibraryXpress®, and LibraryPro™ product lines, Compaq is not required to purchase minimum quantities and its orders can fluctuate from quarter to quarter. The Company expects that Compaq will continue to represent a significant portion of the Company's revenues in future periods. Consequently, the Company's future operating results would be impacted materially and adversely by the loss of the Compaq account, or the reduction, delay or cancellation of Compaq orders.

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

        Although the Company has licensed its proprietary VR2 encoding technology to Quantum, Storage Technology Corporation ("StorageTek"), Seagate Removable Storage Solutions LLC ("Seagate"), Tandberg, and Imation Corp., the success of VR2 depends on the success of the licensees' tape drives that incorporate the VR2 technology. Success of VR2 cannot be assured because of the potential difficulty of incorporating it into the electronics of new tape technology platforms, the possible introduction of competing techniques to enhance tape drive performance, and the uncertain market acceptance of VR2 enhanced tape drives.

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

	Three Months Ended Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.1	73.5	75.3	72.8

Gross profit	25.9	26.5	24.7	27.2

Operating expenses:
Sales and marketing	10.4	8.9	10.4	9.9
Research and development	4.1	5.9	4.1	6.0
General and administrative	4.6	4.9	4.9	5.0

Total operating expenses	19.1	19.7	19.4	20.9

Income from operations	6.8	6.8	5.3	6.3
Other income:
Interest income, net	0.2	0.2	0.2	0.2
Other (expense) income, net	(0.1)	—	0.2	(0.1)

Income before income taxes	6.9	7.0	5.7	6.4
Provision for income taxes	2.6	2.8	2.2	2.5

Net income	4.3%	4.2%	3.5%	3.9%

For the three months ended December 31, 2001 and 2000

        Net Revenues.    Net revenues of $45.6 million in the second quarter of fiscal year 2002 were $2.0 million or 4.7% above net revenues of $43.6 million in the second quarter of fiscal year 2001. This revenue growth reflects the continued strong performance of the Company's Neo series line of tape library products. Sales within the Company's Library product lines (Neo, LibraryXpress, LibraryPro,

Autoloaders and MinilibraryXpress®) grew 1.3% to $36.6 million, compared to $36.2 during the same quarter of the prior fiscal year. The increase was due primarily to an increase in revenue from European customers driven largely by Neo series and Autoloader products. Revenues from Library products sold to Compaq remained relatively flat when compared to the same quarter of the prior fiscal year as Neo series revenues grew significantly on a sequential basis and more than offset the expected decline in LibraryXpress product revenues while LibraryPro revenues continued to increase over the same period of the prior fiscal year. Sales to Compaq accounted for 66.6% of total net revenues in the second quarter of fiscal year 2002, compared to 64.9% in the second quarter of fiscal year 2001.

        Net revenues from spare parts of $5.0 million in the second quarter of fiscal year 2002 were $3.1 million or 167.9% above net revenues of $1.9 million in the comparable quarter of the prior fiscal year. This increase was due primarily to the sales of spare parts for the Company's Neo series products as OEM partners, branded channel partners and service providers continued initial stocking orders of Neo series spare parts. Also contributing to the increase was approximately $700,000 of additional data/tape cartridge sales, when compared to the same quarter of the prior fiscal year.

        During the second quarter of fiscal year 2002, the Company signed a new VR2 technology license agreement which, in addition to royalties, includes revenues from contract engineering services at the rate of $250,000 per calendar quarter during a specified period of time. Contract engineering services began during the first quarter of fiscal year 2002, even though the agreement was not finalized until the second quarter of fiscal year 2002. Therefore, during the second quarter of fiscal year 2002 the Company recognized $500,000 of contract engineering service fees representing fees for both the first and second quarters of fiscal year 2002. Future quarter contract service revenues will be $250,000 per quarter. In addition, second quarter fiscal year 2002 revenues from VR2 royalties and chip sales were $92,000 and $330,000, respectively, representing increases of 136% and 162%, respectively, from the same period of the prior fiscal year.

        During the second quarter of fiscal year 2002, sales of the Company's 36-track products and discontinued DAT/Travan based products declined by a combined $1.6 million from the same period of the prior year.

        A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Library products:
Neo series	42.6%	0.0%	36.5%	0.0%
LibraryXpress	18.2	65.3	24.2	64.8
LibraryPro	8.6	7.1	8.4	7.0
Autoloaders	7.9	7.3	7.9	6.9
MinilibraryXpress	3.0	3.3	2.9	3.0

	80.3	83.0	79.9	81.7
Other products:
Spare parts, controllers, other	14.1	9.0	13.1	9.0
36-track	3.5	5.5	5.4	5.7
Discontinued products	0.1	1.9	0.3	2.5
VR2 royalties and services	2.0	0.6	1.3	1.1

	100.0%	100.0%	100.0%	100.0%

        Gross Profit.    The Company's gross profit for the second quarter of fiscal year 2002 was $11.8 million, up 2.1% from $11.6 million in the second quarter of fiscal year 2001. As a percentage of net revenues, the gross margin of 25.9% in the second quarter of fiscal year 2002 was lower than the gross margin of 26.5% in the second quarter of fiscal year 2001. The increase in absolute gross profit dollars was due primarily to the increase in net revenue. The decrease in gross margin percent was due primarily to the transition within the OEM channel away from higher margin LibraryXpress product sales to lower, but improving, margin Neo products and the decrease in revenue from higher margin 36-track products. Partially offsetting this decrease were (i) the increase as a percent of revenue, and absolute dollars, from the sale of higher margin spare parts, (ii) the increase in VR2 contract engineering services revenue, which carries a significantly higher margin than the Company's revenue from product sales, and (iii) the transition to Neo products within the Overland branded channel where the Neo products have a higher margin than the older generation products. The Company expects improved margins during the remainder of fiscal year 2002 as the Company benefits from the lower unit costs as a result of its continued cost reduction efforts and higher volume purchasing related to its newest products.

        Sales and Marketing Expense.    Sales and marketing expense amounted to $4.7 million or 10.4% of net revenues in the second quarter of fiscal year 2002 compared, to $3.9 million or 8.9% of net revenues in the second quarter of fiscal year 2001. This increase resulted primarily from higher sales personnel costs, recruiting and lead generation activities as the Company executes its strategy to focus more resources on the sale of Overland branded products. The Company expects sales and marketing expenses to remain above historical levels as it dedicates more resources to the generation of revenue from Overland branded products.

        Research and Development Expense.    Research and development expense amounted to $1.9 million or 4.1% of net revenues in the second quarter of fiscal year 2002, compared to $2.6 million or 5.9% of net revenues in the second quarter of fiscal year 2001. This decrease reflects the reduction in Tecmar-related development expenses resulting from the sale of the Company's Travan based WS-30 and EDT-40 tape drive designs in June 2001, along with lower material and non-recurring engineering fees primarily related to the development of the Neo series products during the second quarter of fiscal year 2001. Partially offsetting this decrease was a $228,000 charge reflecting an adjustment in the Company's estimated liability related to the closure of the Longmont facility. This adjustment is based upon the increased amount of time that the Company believes will be required to sublease the facility, given the weakening real-estate market in Longmont, Colorado.

        General and Administrative Expense.    General and administrative expense remained relatively flat at $2.1 million or 4.6% of net revenues in the second quarter of fiscal year 2002, compared to $2.1 million or 4.9% of net revenues in the second quarter of fiscal year 2000. The Company expects general and administrative expenses to remain flat for the remainder of fiscal year 2002.

        Interest Income, Net.    In the second quarter of fiscal year 2002, the Company generated interest income of $77,000, compared to $90,000 during the same period of the prior fiscal year. This decrease was due primarily to lower yields on the Company's investments notwithstanding higher average cash balances during the period.

        Income Taxes.    The Company's effective tax rate in the second quarter of fiscal year 2002 was 38.0% compared to 39.5% in the second quarter of fiscal year 2001. The effective tax rate for the entire fiscal year 2001 was 37.9% and is expected to remain relatively flat during fiscal year 2002.

        Net Income.    Net income amounted to $2.0 million in the second quarter of fiscal year 2002, compared to $1.8 million in the second quarter of fiscal year 2001. Diluted and basic net income per share for the second quarter of fiscal year 2002 were $0.18 and $0.19, respectively, compared to $0.17 and $0.18, respectively, per share for the second quarter of fiscal year 2001.

For the six months ended December 31, 2001 and 2000

        Net Revenues.    The Company's net revenues of $85.6 million in the first half of fiscal year 2002 grew by $4.3 million or 5.3% over net revenues of $81.3 million in the first half of fiscal year 2001. This revenue growth reflects the strong performance of the Company's Neo series line of tape products. Sales within the Company's Library product lines (Neo, LibraryXpress, LibraryPro, Autoloaders and MinilibraryXpress) grew 3.1% to $68.4 million during the first half of fiscal year 2002, with Neo series products representing 45.8% of total Library product revenues. This increase was due primarily to increased revenue from Compaq as the increase in revenue from Neo series products more than offset the decline in LibraryXpress product revenues while LibraryPro revenues from Compaq continued to increase over the same period of the prior year. Also contributing to this increase was a 6.7% increase of Overland branded product sales to the Company's European customers during the first half of fiscal year 2002 over the comparable period of the prior fiscal year. Sales to Compaq accounted for 65.5% of total net revenues in the first half of fiscal year 2002, compared to 63.7% in the same period of the prior fiscal year.

        Net revenues from spare parts of $8.5 million in the first half of fiscal year 2002 were $4.7 million or 122% above net revenues of $3.8 million during the comparable period of the prior fiscal year. This increase was due largely to the sale of initial stocking spare part orders for the Company's Neo series products from OEM partners, branded channel partners, and service providers. Also, contributing to the increase was an end-of-life related sale of spare parts for 36-track products, a final sale to Tandberg of Scalable Linear Recording ("SLR") related parts and a $630,000 sale of SDLT tape/data cartridges. The Company expects stocking orders to continue through the end of the third quarter of fiscal year 2002 followed by a decline towards a level slightly above historical levels.

        Revenues from VR2 related agreements, including royalty fees, license fees, chip sales, and contract services during the first half of fiscal year 2002 were $1,095,000, an increase of 21% over the first half of fiscal year 2001. This increase was due primarily to a $167,000 (66%) increase in revenues from VR2 chip sales and a $115,000 (167%) increase in royalties earned when compared to the same period of the prior fiscal year.

        During the first half of fiscal year 2002, sales of the Company's discontinued DAT/Travan based products declined by $1,814,000 (89.0%) when compared to the same period of fiscal year 2001.

        Gross Profit.    The Company's gross profit for the first six months of fiscal 2002 was $21.1 million, a 4.5% decrease from the $22.1 million reported during the first half of fiscal year 2001. The gross margin percentage decreased from 27.2% in the first half of fiscal 2001 to 24.7% during the first half of fiscal year 2002. This decrease was due primarily to a higher concentration of revenues generated from the Company's newest products, which initially generate lower gross margins until their costs are reduced by economies to be realized from increasing production volumes. During the first quarter of fiscal year 2002, the Company consumed many of the expensive early production components and expects continued margin improvement during the remainder of fiscal year 2002 as the Company benefits from the lower unit costs of higher volume purchasing and cost reduction programs. Partially offsetting the decrease in gross profit was the increased concentration of higher margin spare parts revenues during the first half of fiscal year 2002, compared to the first half of fiscal year 2001.

        Sales and Marketing Expense.    Sales and marketing expense amounted to $8.9 million or 10.4% of net revenues in the first half of fiscal year 2002, compared to $8.0 million or 9.9% of net revenues in the first half of fiscal year 2001. This increase resulted primarily from higher sales personnel costs, recruiting and lead generation activities as the Company executes its strategy to focus more resources on the sale of Overland branded products. The Company expects sales and marketing expenses to remain above historical levels as it dedicates more resources to the generation of revenue from Overland branded products.

        Research and Development Expense.    Research and development expense amounted to $3.5 million or 4.1% of net revenues in the first half of fiscal year 2002, compared to $4.9 million or 6.0% of net revenues in the first half of fiscal year 2001. This decrease reflects the reduction in Tecmar-related development expenses resulting from the sale of the Company's Travan based WS-30 and EDT-40 tape drive designs in June 2001, along with lower material and non-recurring engineering fees primarily related to the development of the Neo series products during the same period of the prior quarter. Partially offsetting this decrease was a $228,000 charge reflecting an adjustment in the Company's estimated liability related to the closure of the Longmont facility. This adjustment is based upon the increased amount of time that the Company believes will be required to sublease the facility, given the weakening real-estate market in Longmont, Colorado.

        General and Administrative.    General and administrative expense amounted to $4.2 million or 4.9% of net revenues in the first half of fiscal year 2002, compared to $4.0 million or 5.0% of net revenues in the first half of fiscal year 2001. This increase is due primarily to an increase in bad debt expense during the six-month period ended December 31, 2001, compared to the same period of the prior fiscal year. The Company expects general and administrative expenses to remain flat for the remainder of fiscal year 2002.

        Interest Income, Net.    In the first half of fiscal year 2002, the Company generated interest income of $184,000, compared to $192,000 during the same period of the prior fiscal year. This decrease was due primarily to lower yields on the Company's investments notwithstanding higher average cash balances during the period.

        Other (Expense) Income, Net.    In the first half of fiscal year 2002, the Company generated other income of $199,000 compared to other expense of $137,000 during the same period of the prior fiscal year. These amounts primarily relate to foreign currency transaction fluctuations related to the Company's United Kingdom operations.

        Income Taxes.    The Company's effective tax rate in the first half of fiscal year 2002 was 38.0% compared to 39.5% in the first half of fiscal year 2001. The effective tax rate for the entire fiscal year 2001 was 37.9% and is expected to remain relatively flat during fiscal year 2002.

        Net Income.    Net income amounted to $3.0 million in the first half of fiscal year 2002, compared to $3.2 million in the first half of fiscal year 2001. Diluted and basic net income per share decreased to $0.28 and $0.29, respectively, in the first half of fiscal year 2002, compared to $0.29 and $0.30, respectively, in the first half of fiscal year 2001.

Liquidity and Capital Resources

        The primary source of liquidity for the Company has historically been cash generated from operations. However, in the second quarter of fiscal year 2002, the Company supplemented cash generated from operations by borrowing on a term loan under its new credit facility (described below) to fund tenant improvements and equipment purchases for its new headquarter facilities. During the first six months of 2002, the Company's cash and cash equivalents increased by $4.1 million as operating cash inflows of $4.6 million and inflows from financing activities of $2.6 million exceeded capital expenditures of $3.1 million. Operating cash inflows during the first six months of fiscal year 2002 resulted from an increase in accounts payable and other accrued liabilities, a decrease in inventories, and net income for the period, all of which were partially offset by an increase in accounts receivable. Capital expenditures during the first six months of fiscal year 2002 were comprised primarily of tenant improvements and machinery and equipment related to the construction of the Company's new headquarter facilities. The Company expects additional capital expenditures of approximately $2.6 million related to its new headquarter facilities, most of which the Company expects to incur during the third quarter of fiscal year 2002. The Company expects other capital expenditures to remain near historical levels. Financing cash inflows during the six-month period ended December 31, 2002 were primarily a result of borrowings under the Company's new credit facility (described below) to fund the capital expenditures related to the construction of the new headquarter facilities.

        On November 28, 2001, the Company replaced its existing $5,000,000 credit facility with a new $15,000,000 credit facility from the same bank. The new credit facility consists of a $5,000,000 five-year term note and a $10,000,000 two-year revolving line of credit that expires on November 30, 2003. Both the term note and the line of credit are secured by a general security interest in the Company's assets. Interest on the term note is set at variable rates equal to the bank's prime rate in effect from time to time. Interest on the line of credit is set at the bank's prime rate in effect from time to time minus 0.25% or, at the Company's option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the new credit facility contains certain financial and non-financial covenants. The Company currently is in compliance with all of these covenants. The term note provides for a nine-month draw period through August 28, 2002, during which period interest only is payable under the term note. Upon expiration of the draw period, all amounts outstanding under the note will be payable in 60 equal payments of principal plus interest. At December 31, 2001, $2,355,000, including $157,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. Under the prior revolving credit facility, no borrowings were outstanding during fiscal year 2001.

        In fiscal year 2001, the Company entered into a lease for its new headquarters in San Diego, California. The new headquarters will comprise two buildings, representing approximately 160,000 total square feet. The Company expects the buildings to be completed in March 2002 at which time it will take occupancy of the building and the lease will commence. The lease is for a period of twelve years and can be renewed for one additional five-year period. Monthly lease payments under this lease are contingent upon the actual costs incurred to build the facility. As the building is currently under construction, the actual costs to build the facility and the resulting payment amounts have yet to be determined. Estimated future minimum lease payments under this operating lease total approximately $39.3 million over the term of the lease.

        At December 31, 2001, the Company had $14.9 million of cash and cash equivalents, $50.2 million of working capital, an unused bank line of credit of $10 million and $2.6 million of available unfunded long-term debt. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future. However, the Company's inability to collect its accounts receivable in a timely manner and/or a material decrease in demand for the Company's products (i) would materially and adversely affect the Company's cash generated from operations, which in turn would materially and adversely impact the Company's liquidity, results of operations and financial position, and (ii) could constitute or result in default under the Company's new credit facility, which would enable the lender under the new credit facility, at its option without notice, to accelerate all then outstanding indebtedness under the new credit facility and/or terminate the lenders obligation to extend credit under the new credit facility, either of which could materially and adversely impact the Company's liquidity, results of operation and financial position.

        In addition, the new credit facility requires the Company to comply with several financial and non-financial covenants. A violation of one or more of these covenants would constitute a default under the new credit facility, which would enable the lender, at its option without notice, to accelerate all then outstanding indebtedness under the new credit facility and/or terminate the lender's obligation to extend credit under the new credit facility, either of which could materially and adversely impact the Company's liquidity, results of operation and financial position.

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

        Interest Rate Risk.    The Company's financial instruments with market risk exposure are the Company's cash equivalents, short-term investments and, to the extent utilized, revolving and term credit borrowings. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company currently maintains a portfolio of high-grade commercial paper and money market funds.

        The Company's revolving line of credit facility is non-trading in nature and carries interest at the bank's prime rate minus 0.25% or at rate equal to LIBOR plus 2.25%. The Company's five-year term note carries interest at the bank's prime rate. The Company's objective in maintaining access to these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall costs as compared with fixed rate borrowings. At December 31, 2001, $2,355,000, including $157,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit.

        Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would result in no material change in the Company's pre-tax earnings and cash flow.

        Foreign Currency Risk.    The Company conducts business on a global basis and essentially all of its products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of the Company's sales and are expected to continue to represent a significant portion of its sales.

        The Company's wholly owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on the Company's results during the first six months of 2001 was income of $197,000.

PART II—OTHER INFORMATION

Item 4.—Submission of Matters to a Vote of Security Holders

        On November 19, 2001, the Company held its Annual Meeting of Shareholders in San Diego, California. At the meeting, the shareholders approved management's slate of directors and two additional proposals with the following vote distribution:

Item	Affirmative	Negative	Withheld	Non-vote
Election of Board Members
Christopher Calisi	8,918,724		357,479
Robert A. Degan	8,940,357		335,846
Martin D. Gray	8,918,084		358,119
Peter Preuss	8,885,721		390,482
Scott McClendon	8,923,007		353,196
John A. Shane	8,721,358		554,845
Other Matters
Approve amendment to the 2000 stock option plan to increase the number of shares available for issuance by 1,000,000	3,494,074	2,330,251	39,031	3,412,847
Reappoint PricewaterhouseCoopers LLP as independent accountants for fiscal year 2002	9,235,909	31,089	9,205

Item 6.—Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1	Business Loan Agreement dated November 28, 2001 by and between Overland Data, Inc. and Comerica Bank-California.
10.2	Security Agreement dated November 28, 2001 by and between Overland Data, Inc. and Comerica Bank-California.
10.3	Master Revolving Note dated November 28, 2001 by and between Overland Data, Inc. and Comerica Bank-California.
10.4	Variable Rate-Single Payment Note dated November 28, 2001 by and between Overland Data, Inc. and Comerica Bank-California.
10.5	Form of Indemnification Agreement entered into by and between Overland Data, Inc. and each of its directors and officers.*
10.6	VR2 Technology License Agreement dated September 4, 2001 by and between Overland Data, Inc. and Quantum Corporation.+
10.7	First Amendment to 2000 Stock Option Plan.*(1)

  *
  Management compensatory plan.

  +
  The Company has requested confidential treatment for certain portions of this Exhibit.

(1)
Filed as exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (No. 333-75060) and incorporated herein by reference.

(b)
Reports on Form 8-K. None

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND DATA, INC.
Date: February 13, 2002	By:	/s/ VERNON A. LOFORTI Vernon A. LoForti Vice President and Chief Financial Officer

QuickLinks

OVERLAND DATA, INC. FORM 10-Q For the quarterly period ended December 31, 2001
Table of Contents
  PART I—FINANCIAL INFORMATION
  Item 1.—Financial Statements
OVERLAND DATA, INC CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (Unaudited) (In thousands, except per share data)
OVERLAND DATA, INC. CONSOLIDATED CONDENSED BALANCE SHEET (In thousands)
OVERLAND DATA, INC. CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited) (In thousands)
OVERLAND DATA, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
  Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3.—Quantitative and Qualitative Disclosures About Market Risk
  PART II—OTHER INFORMATION
  Item 4.—Submission of Matters to a Vote of Security Holders
  Item 6.—Exhibits and Reports on Form 8-K
SIGNATURES