Form 10-Q
period 2002-03-31
OVERLAND DATA INC
filed 2002-05-15
CIK 889930

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File Number: 000-22071

OVERLAND DATA, INC. (Exact name of registrant as specified in its charter)
California (State or other jurisdiction of incorporation)	95-3535285 (IRS Employer Identification No.)
4820 Overland Avenue, San Diego, California 92123 (Address of principal executive offices, including zip code)
(858) 571-5555 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 8, 2002, there were 10,706,966 shares of the registrant's common stock, no par value, issued and outstanding.

OVERLAND DATA, INC.

FORM 10-Q

For the quarterly period ended March 31, 2002

Table of Contents

		Page Number
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Statement of Operations—Three months and nine months ended March 31, 2002 and 2001	3
	Consolidated Condensed Balance Sheet—March 31, 2002 and June 30, 2001	4
	Consolidated Condensed Statement of Cash Flows—Nine months ended March 31, 2002 and 2001	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	23
	Signature	24

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

OVERLAND DATA, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net revenues:
Product sales	$42,493	$36,936	$127,404	$117,597
Royalties & services	346	82	1,023	734

Total net revenues	42,839	37,018	128,427	118,331
Cost of revenues	30,826	27,502	95,294	86,708

Gross profit	12,013	9,516	33,133	31,623

Operating expenses:
Sales and marketing	5,435	4,038	14,359	12,068
Research and development	1,649	2,675	5,162	7,553
General and administrative	2,134	2,088	6,336	6,132

Total operating expenses	9,218	8,801	25,857	25,753

Income from operations	2,795	715	7,276	5,870
Other income (expense):
Interest income, net	57	158	241	350
Other income, net	66	532	265	395

Income before income taxes	2,918	1,405	7,782	6,615
Provision for income taxes	816	555	2,664	2,613

Net income	$2,102	$850	$5,118	$4,002

Earnings per share:
Basic	$0.20	$0.08	$0.48	$0.39

Diluted	$0.18	$0.08	$0.46	$0.37

Number of shares used in computing earnings per share:
Basic	10,645	10,385	10,564	10,371

Diluted	11,685	10,971	11,108	10,931

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands)

	March 31, 2002	June 30, 2001
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$19,410	$10,844
Accounts receivable, less allowance for doubtful accounts of $807 and $603, respectively	25,926	24,090
Inventories	19,694	23,329
Deferred income taxes	3,436	3,436
Other current assets	1,924	2,940

Total current assets	70,390	64,639
Property and equipment, net	9,144	4,795
Other assets	749	737

	$80,283	$70,171

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$8,534	$10,525
Accrued liabilities	6,029	4,339
Accrued payroll and employee compensation	2,786	2,776
Current portion of long-term debt	543	—

Total current liabilities	17,892	17,640
Long-term debt	4,112	—
Other liabilities	757	852

Total liabilities	22,761	18,492

Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, no par value, 25,000 shares authorized; 10,703 and 10,513 shares issued and outstanding, respectively	34,318	33,614
Accumulated other comprehensive loss	(311)	(332)
Retained earnings	23,515	18,397

Total shareholders' equity	57,522	51,679

	$80,283	$70,171

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES:
Net income	$5,118	$4,002
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,498	1,427
Changes in operating assets and liabilities:
Accounts receivable	(1,836)	(166)
Inventories	3,635	(4,958)
Accounts payable and accrued liabilities	(396)	(1,543)
Accrued payroll and employee compensation	10	358
Other	1,005	(895)

Net cash provided by (used in) operating activities	9,034	(1,775)

INVESTING ACTIVITIES:
Capital expenditures	(5,848)	(1,897)

Net cash used in investing activities	(5,848)	(1,897)

FINANCING ACTIVITIES:
Proceeds from long-term debt	4,655	—
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	704	1,008

Net cash provided by financing activities	5,359	1,008

Effect of exchange rate changes on cash	21	(139)

Net increase (decrease) in cash and cash equivalents	8,566	(2,803)
Cash and cash equivalents at the beginning of the period	10,844	15,774

Cash and cash equivalents at the end of the period	$19,410	$12,971

See accompanying notes to consolidated condensed financial statements.

OVERLAND DATA, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

        The accompanying condensed consolidated financial statements of Overland Data, Inc. and its subsidiaries ("Overland", "Overland Data" or the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Company's third fiscal quarter ends on the Sunday closest to March 31. For ease of presentation, the Company's third fiscal quarter end is deemed to be March 31. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 on file with the Securities and Exchange Commission.

Note 2—Revenue Recognition

        Revenue on direct product sales (excluding sales to commercial distributors and Compaq Computer Corporation ("Compaq")) is recognized upon shipment of products to such customers. These customers are not subject to any specific right of return or price protection, except for any defective product which may be returned under the Company's warranty policy. Title and risk of loss transfer to the customer when the product leaves the Company's dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At March 31, 2002, approximately $484,000 of product had been shipped to the Company's commercial distributors, but not yet shipped to ultimate customers. As part of its agreement with Compaq, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by Compaq to fulfill its customer orders, at which time, generally the same business day, the Overland sale is recorded.

        The Company has entered into various licensing agreements relating to its Variable Rate Randomizer ("VR2")® technology. These agreements typically call for royalty fees based on sales by licensees of products containing VR2. Royalties on sales by licensees of products containing VR2 are recorded when earned, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase from the Company the Applications Specific Integrated Circuit ("ASIC") chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee. In these instances, revenues on ASIC chip sales are recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

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

Note 3—Earnings Per Share

        Basic earnings per share ("EPS") is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 146,000 and 131,000 at March 31, 2002 and 2001, respectively.

        A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net income	$2,102	$850	$5,118	$4,002

BASIC EPS:
Weighted average number of common shares outstanding	10,645	10,385	10,564	10,371

Basic earnings per share	$0.20	$0.08	$0.48	$0.39

DILUTED EPS:
Weighted average number of common shares outstanding	10,645	10,385	10,564	10,371
Common stock equivalents from the issuance of options using the treasury stock method	1,040	586	544	560

	11,685	10,971	11,108	10,931

Diluted earnings per share	$0.18	$0.08	$0.46	$0.37

Note 4—Inventories

        Inventories consist of the following (in thousands):

	March 31, 2002	June 30, 2001
	(unaudited)
Raw materials	$10,755	$15,113
Work-in-process	1,637	1,518
Finished goods	7,302	6,698

	$19,694	$23,329

Note 5—Bank Borrowings and Debt Arrangements

        At March 31, 2002, the Company had available a credit facility consisting of a $5,000,000 five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10,000,000 two-year revolving line of credit for working capital purposes that expires on November 30, 2003. Both the term note and the line of credit are secured by a general security interest in the Company's assets. Interest on the term note is set at variable rates equal to the bank's prime rate in effect from time to time. Interest on the line of credit is set at the bank's prime rate in effect from time to time minus 0.25% or, at the Company's option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. The term note provides for a nine-month draw period through August 28, 2002, during which period only interest is paid. Upon expiration of the draw period, all amounts outstanding under the note will be payable in 60 equal payments of principal plus interest. At March 31, 2002, $4,655,000, including $543,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. Under the prior revolving credit facility, no borrowings were outstanding during fiscal year 2001.

Note 6—Accrued Restructuring Charges

        During the fourth quarter of fiscal year 2001, the Company recorded a pretax charge of $2,535,000 related to the sale of its Travan-based WS30 and EDT40 tape drive designs and related assets and the exit of the entry-level tape drive business including the planned closure of its Longmont, Colorado facility. The following table summarizes the activity and balances of the accrued restructuring charges through March 31, 2002:

	Employee Related	Lease and Facility	Total
Restructuring charge	$159,000	$204,000	$363,000
Cash payments	(31,000)	—	(31,000)

Accrued restructuring charges at June 30, 2001	128,000	204,000	332,000
Cash payments	(21,000)	—	(21,000)
Adjustments	—	228,000	228,000

Accrued restructuring charges at March 31, 2002	$107,000	$432,000	$539,000

        During the quarter ended December 31, 2001, the Company increased the restructuring accrual for facility rent by $228,000 to reflect an adjustment in the Company's estimated liability related to the closure of the Longmont facility, based upon the increased amount of time that the Company believes will be required to sublease the facility, given the weakening real estate market in Longmont, Colorado.

        The exit of the entry-level tape drive business is substantially complete, with nine dedicated employees remaining at the Longmont facility. The accrued employee benefits were paid in April 2002. The remaining employees are funded under an agreement with another party as part of the WS30 and EDT40 tape drive designs and related assets sale agreement. The agreement provides for services related to a specific project currently expected to be complete by May 31, 2002 at which time the employment of the remaining Longmont employees will be terminated.

Note 7—Comprehensive Income

        Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to accumulated other comprehensive income within shareholders' equity.

        Comprehensive income for the three months and nine months ended March 31, 2002 and 2001 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net income	$2,102	$850	$5,118	$4,002
Foreign currency translation effect	(36)	(123)	21	(140)

Comprehensive income	$2,066	$727	$5,139	$3,862

Note 8—Commitments and Contingencies

        In fiscal year 2001, the Company entered into a lease for its new headquarters in San Diego, California. The new headquarters comprise two buildings, representing approximately 160,000 total square feet. The buildings were completed in March 2002 at which time the Company occupied the buildings and the lease commenced. The lease is for a period of 12 years and can be renewed for one additional five-year period. The total approximate future minimum lease payments under this agreement will be $0.7 million in fiscal 2002, $2.6 million in fiscal 2003, $2.7 million in fiscal 2004, $2.8 million in fiscal 2005 and fiscal 2006, $2.9 million in fiscal 2007 and $21.1 million thereafter.

Note 9—Sale of Rights and Assets

        During the third quarter of fiscal year 2001, the Company sold certain rights and assets (including the product design together with all documentation, manufacturing rights, tooling and inventory) of its automated Scalable Linear Recording ("SLR") loader product to Tandberg Data ASA ("Tandberg") for a purchase price of $1,135,000. As a result of this transaction, the Company recorded a pre-tax gain of $810,000 within other income during the quarter.

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words and expressions reflecting optimism and satisfaction with current prospects, as well as words such as "believes," "intends," "expects," "plans," "anticipates," and variations thereof, identify forward-looking statements, but their absence does not mean that a statement is not forward looking. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are not guarantees of performance. Such forward-looking statements are based on current expectations and entail such risks and uncertainties as those set forth below, which could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include loss of or significantly reduced orders from a major customer; the timing and market acceptance of new product introductions by the Company, its competitors or its licensees, including the launch of the Company's new software business unit; the timing and amount of licensing royalties; rescheduling or cancellation of customer orders; general economic conditions; general competition and price pressures in the marketplace; unexpected shortages of critical components; and the Company's ability to control costs and expenses. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments. For a more detailed discussion of these and other risks, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and filed with the Securities and Exchange Commission on September 28, 2001.

Overview

        Overland Data designs, develops, manufactures, markets and supports magnetic tape data storage systems and tape drives used by businesses for backup, archival and data interchange functions in environments from small businesses to large enterprises requiring high-availability networks.

        The Company's primary products are automated tape libraries, mini-libraries and loaders, which combine electromechanical robotics, electronic hardware and firmware developed by the Company. Its products are based on a number of different tape technologies including DLTtape, AIT, DLT1, SLR, and IBM compatible 3480/3490/3490E.

        On April 23, 2002 the Company announced the formation of a new software business unit. The new business unit will continue the Company's focus in the mid-market storage space where it has experienced success with its hardware products. The software products will help customers plan, monitor, and manage all of their storage devices, and will be completely independent of the Company's existing tape library business. The Company is planning to launch a family of three storage management software products with first product availability expected late in the fourth quarter of fiscal year 2002. All of the products will be based on open-system architecture designed to run on the widest choice of operating systems and capable of managing almost any storage device. The three products include:

  •
  Overland Storage Resource Manager—allows users to efficiently and effectively inventory, monitor and manage their existing storage assets.

  •
  Overland Storage Planner—allows users to analyze their current storage environment with a goal of rationalization, redeployment, upgrade or Storage Area Network design to meet their performance requirements.

  •
  Overland Storage Area Network Manager—enables users to provide improved service level management of storage area networks through graphical visualization, event correlation and alert generation.

        Overland also distributes products manufactured by other original equipment manufactures ("OEMs") and markets various other products including spare parts and tape media. In addition, the Company licenses a proprietary tape encoding technology that it developed and patented under the name Variable Rate Randomizer ("VR2").

Risk Factors

Rapid Technological Change and Dependence on New and Enhanced Products

        Advanced technology companies like Overland Data are subject to numerous risks and uncertainties, generally characterized by rapid technological change and intense competition. In such an environment, the Company's future success will depend on its ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products. Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance that the Company will be able to meet its product development schedules, including those for products based on its VR2 tape coding technique (both by the Company and its licensees) or the recently announced storage management software products, or that development costs will be within budgeted amounts. If the products or product enhancements that the Company develops are not deliverable due to developmental problems, quality issues or component shortage problems, or if such products or product enhancements do not achieve market acceptance or are unreliable, the Company's business, financial condition and results of operations may be materially and adversely affected. The introduction (whether by the Company or its competitors) of new products embodying new technologies such as new sequential or random access mass storage devices and the emergence of new industry standards could render existing products obsolete or not marketable.

Dependence on Certain Customers

        The Company's current revenue stream is highly dependent upon the level of sales to Compaq Computer Corporation ("Compaq"), which comprised 64% of the Company's revenues in the nine-month period ended March 31, 2002. Although Compaq is the primary customer for the Neo series™, LibraryXpress®, and LibraryPro™ product lines, Compaq is not required to purchase minimum quantities and its orders can fluctuate from quarter to quarter. The Company expects that Compaq will continue to represent a significant portion of the Company's revenues in future periods. Consequently, the Company's future operating results would be impacted materially and adversely by the loss of the Compaq account, or the reduction, delay or cancellation of Compaq orders.

Uncertain Effects of Hewlett-Packard-Compaq Merger

        On September 4, 2001, Compaq announced a definitive agreement to merge with Hewlett-Packard Company ("HP"). On May 1, 2002, HP announced that shareholders voted to approve the issuance of HP common stock in connection with the merger transaction with Compaq and the merger closed on May 3, 2002.

        On May 7, 2002, HP announced details of its merger with Compaq. The announcement included decisions regarding product families, including those previously supplied to Compaq by Overland and sold under the StorageWorks brand. HP announced that it will continue to use the StorageWorks brand and that it has selected Overland to be its supplier of mid-range tape automation products. HP also indicated that it intends to migrate quickly away from the mid-range family of tape libraries that it has been producing internally as the new combined company standardizes on the Overland-supplied products. The Company stated that it would be working closely with HP to define the requirements for its expanded relationship. It is unclear at this time what effect the merger between Compaq and HP will have on the Company's sales to HP and the Company's business generally. The merger could result in a decline in product sales that could impact materially and adversely the Company's business, results of operations and financial condition.

Dependence on Certain Suppliers

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

New Software Business Unit Involves Significant Risks

        The success of the Company's new software business unit is uncertain and subject to significant risks, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company must commit significant resources to this new business unit before determining whether it will result in any successful software products. The Company has not been involved previously in the development, marketing and sales of software products, and these areas are new to many of the Company's personnel. There can be no assurance that the Company will successfully develop, market and sell viable software products or a complete product offering. Any delay in the commercial release of new or enhanced software products could result in a significant loss of potential revenues. The software industry is highly competitive and some of the Company's competitors may have an advantage as a result of their relationships with their customers and other third-parties and significantly greater financial, technical, marketing and other resources. If the Company's software products do not achieve market acceptance or success, then the association of the Company's brand name with these products may adversely affect the Company's reputation and its sales of other products, as well as dilute the value of the Overland name. In addition, to the extent that the Company's new software products are not successful, the Company may not recover the costs associated with their development and ongoing marketing and sales, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertain Success of VR2 Technology

        Although the Company has licensed its proprietary VR2 encoding technology to Quantum, Storage Technology Corporation ("StorageTek"), Seagate Removable Storage Solutions LLC ("Seagate") Tandberg and Imation Corp., the success of VR2 depends on the success of the licensees' tape drives that incorporate the VR2 technology. Success of VR2 cannot be assured because of the potential difficulty of incorporating it into the electronics of new tape technology platforms, the possible introduction of competing techniques to enhance tape drive performance, and the uncertain market acceptance of VR2enhanced tape drives.

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

Critical Accounting Policies and Estimates

        Overland Data's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, income taxes, warranty obligations and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

        Revenue on direct product sales (excluding sales to commercial distributors and Compaq) is recognized upon shipment of products to such customers. These customers are not subject to any specific right of return or price protection, except for any defective product which may be returned under the Company's warranty policy. Title and risk of loss transfer to the customer when the product leaves the Company's dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At March 31, 2002, approximately $484,000 of product had been shipped to the Company's commercial distributors, but not yet shipped to ultimate customers. As part of its agreement with Compaq, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by Compaq to fulfill its customer orders, at which time, generally the same business day, the Overland sale is recorded.

        The Company has entered into various licensing agreements relating to its VR2 technology. These agreements typically call for royalty fees based on sales by licensees of products containing VR2. Royalties on sales by licensees of products containing VR2 are recorded when earned, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase from the Company the Applications Specific Integrated Circuit ("ASIC") chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee. In these instances, revenues on ASIC chip sales are recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

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

Allowance for Doubtful Accounts

        The Company's allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolio. The Company specifically analyzes trade and other receivables, and analyzes historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers payment terms and/or patterns, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make additional payments, additional allowances may be required. Likewise, should the Company determine that it could realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

Inventory Valuation

        The Company records inventory at the lower of cost or market value. The Company assesses the value of its inventories periodically based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, the Company adjusts its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value. Likewise, the Company records an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs. If actual market conditions are less favorable than those projected by management, additional inventory adjustments and adverse purchase commitment liabilities may be required.

Income Taxes

        The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets. If the Company is unable to realize certain deferred tax assets or if the tax laws change unfavorably, the Company could experience potential significant losses in excess of provisions established. Likewise, if the Company is able to realize additional deferred tax assets or if tax laws change favorably, the Company could experience potential significant gains.

Warranty Obligations

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates and material usage or service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

Impairment of Assets

        The Company also considers potential impairment of both tangible and intangible assets when circumstances indicate that the carrying amount of an asset may not be recoverable. In such circumstances, the Company may be required to incur material charges relating to the impairment of such asset.

Results of Operations

        The following table sets forth items in the Company's statement of operations as a percentage of net revenues for the periods presented. The data has been derived from the Company's unaudited condensed consolidated financial statements.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.0	74.3	74.2	73.3

Gross profit	28.0	25.7	25.8	26.7

Operating expenses:
Sales and marketing	12.7	10.9	11.2	10.2
Research and development	3.8	7.2	4.0	6.4
General and administrative	5.0	5.6	4.9	5.2

Total operating expenses	21.5	23.7	20.1	21.8

Income from operations	6.5	2.0	5.7	4.9
Other income:
Interest income, net	0.1	0.4	0.2	0.3
Other income, net	0.2	1.4	0.2	0.4

Income before income taxes	6.8	3.8	6.1	5.6
Provision for income taxes	1.9	1.5	2.1	2.2

Net income	4.9%	2.3%	4.0%	3.4%

For the three months ended March 31, 2002 and 2001

        Net Revenues.    Net revenues of $42.8 million in the third quarter of fiscal year 2002 were $5.8 million or 15.7% above net revenues of $37.0 million in the third quarter of fiscal year 2001. This revenue growth reflects the continued strong performance of the Company's Neo series line of tape library products. Sales within the Company's Library product lines (Neo, LibraryXpress, LibraryPro, Autoloaders and MinilibraryXpress®) grew 11.7% to $33.2 million, compared to $29.7 million during the same quarter of the prior fiscal year. Sales to OEM customers increased 11.3% over the third quarter of fiscal year 2001 and sales to Compaq were up 14.7%. Neo series product revenues accounted for the majority of the increase with Neo series sales to Compaq growing from 60% of Compaq library sales during the second quarter of fiscal year 2002 to 75% in the third quarter. The increase in Compaq Neo series revenues more than offset the decrease in sales to Compaq of the company's predecessor LibraryXpress products. Sales to Compaq accounted for 60.0% of total net revenues in the third quarter of fiscal year 2002, compared to 60.5% in the third quarter of fiscal year 2001.

        Net revenues from Overland branded products during the third quarter of fiscal year 2002 grew 24.5% over the same quarter of the prior fiscal year. Excluding the DAT/Travan/Ditto products that the Company no longer sells, branded sales were up 30.2% over the third quarter of fiscal year 2001. Reflected in this growth is the transition from LibaryXpress to the Neo series products with the increase in Neo more than offsetting the decrease in LibraryXpress. Also contributing to the increase, the Company's branded Autoloader products nearly doubled when compared to the third quarter of fiscal year 2001 due to an increased focus with our domestic direct marketers and a number of significant deals in Europe where the end-user is deploying the products in multiple branch offices and other small environments.

        Net revenues from spare parts of $4.7 million in the third quarter of fiscal year 2002 were $2.6 million or 126.2% above net revenues of $2.1 million in the comparable quarter of the prior fiscal year. This increase was due primarily to the sales of spare parts for the Company's Neo series products as OEM partners, branded channel partners and service providers continued stocking orders of Neo series spare parts.

        VR2 revenues during the third quarter of fiscal year 2002 amounted to $817,000 and were comprised of chip sales of $472,000, engineering service fees of $250,000 and royalties of $96,000. VR2 revenues in the third quarter of fiscal year 2001 amounted to $93,000.

        Revenues from the Company's legacy 36-track products during the third quarter of fiscal year 2002 were essentially flat when compared to the same period of the prior fiscal year. During the third quarter of fiscal year 2002 the Company made the final shipments of its legacy 36-track products as low product demand prompted the Company to shift the products to end-of-life status. Sales of the Company's discontinued DAT/Travan based products in the third quarter of fiscal year 2002 declined by $437,000 (70.5%) from the same period of the prior year.

        A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Library products:
Neo series	45.5%	0.6%	39.6%	0.2%
LibraryXpress	10.5	56.0	19.6	62.2
LibraryPro	7.3	11.7	8.0	8.5
Autoloaders	11.5	9.2	9.1	7.6
MinilibraryXpress	2.8	2.9	2.9	3.0

	77.6	80.4	79.2	81.5
Other products:
Spare parts, controllers, other	14.6	11.3	13.6	9.4
36-track	5.5	6.4	5.4	6.0
Discontinued products	0.4	1.7	0.3	2.3
VR2 royalties and services	1.9	0.2	1.5	0.8

	100.0%	100.0%	100.0%	100.0%

        Gross Profit.    The Company's gross profit for the third quarter of fiscal year 2002 was $12.0 million, up 26.2% from $9.5 million in the third quarter of fiscal year 2001. As a percentage of net revenues, the gross margin of 28.0% in the third quarter of fiscal year 2002 was greater than the gross margin of 25.7% in the third quarter of fiscal year 2001. The increase in gross profits was due to a combination of the increases in net revenues and the increase in the gross margins as a percentage of net revenues. The increase in gross margin as a percentage of revenues was helped by (i) the increase as a percent of revenues, and absolute dollars, from the sale of higher margin spare parts, (ii) the increase in VR2 contract engineering services revenue, sales of ASIC chips with the embedded royalties and pure royalties, all of which carry a significantly higher margin than the Company's revenue from product sales, (iii) lower labor related manufacturing costs, and (iv) a higher concentration of higher margin branded product revenues versus lower margin OEM revenues. Partially offsetting these increases in gross margin during the quarter were the transition within the OEM channel to the relatively lower margin Neo series products from the higher margin LibraryXpress products. The Company expects margins to fall two to three percentage points during the fourth quarter of fiscal year

2002 with the discontinuance of higher margin 36-track products, the replacement of higher margin LibraryXpress revenues with lower margin Neo series revenues within the OEM channel and more aggressive pricing of branded channel products.

        Sales and Marketing Expense.    Sales and marketing expense amounted to $5.4 million or 12.7% of net revenues in the third quarter of fiscal year 2002, compared to $4.0 million or 10.9% of net revenues in the third quarter of fiscal year 2001. This increase resulted primarily from higher sales personnel costs and lead generation activities as the Company executes its strategy to focus more resources on the sale of Overland branded products. The Company expects sales and marketing expenses to remain above historical levels during the fourth quarter of fiscal year 2002 as it dedicates more resources to the generation of revenue from Overland branded products and launches its new software products.

        Research and Development Expense.    Research and development expense amounted to $1.6 million or 3.8% of net revenues in the third quarter of fiscal year 2002, compared to $2.7 million or 7.2% of net revenues in the third quarter of fiscal year 2001. This decrease reflects the elimination of development expenses resulting from the sale of the Company's Travan based WS-30 and EDT-40 tape drive designs in June 2001, along with lower material and non-recurring engineering fees primarily related to the completion of the development of the Neo series products during the third quarter of fiscal year 2001.

        General and Administrative Expense.    General and administrative expense remained relatively flat at $2.1 million or 5.0% of net revenues in the third quarter of fiscal year 2002, compared to $2.1 million or 5.6% of net revenues in the third quarter of fiscal year 2001. The Company expects general and administrative expenses to remain flat both in absolute dollars and as a percentage of revenues for the remainder of fiscal year 2002.

        Interest Income, Net.    In the third quarter of fiscal year 2002, the Company generated interest income of $57,000, compared to $158,000 during the same period of the prior fiscal year. This decrease was due primarily to lower yields on the Company's investments notwithstanding higher average cash balances during the period.

        Other Income, Net.    In the third quarter of fiscal year 2002, the Company generated other income of $66,000, compared to other income of $532,000 during the same period of the prior fiscal year. The third quarter of fiscal year 2001 included a one-time gain of $810,000 generated by the sale of the Company's SLR loader design rights and related assets. The remaining gains or losses primarily relate to exchange rate fluctuations on foreign currency transactions related to the Company's United Kingdom operations.

        Income Taxes.    The Company's effective tax rate in the third quarter of fiscal year 2002 was 28.0% compared to 39.5% in the third quarter of fiscal year 2001 and 38.0% during the first half of fiscal year 2002. The tax rate for the third quarter of fiscal year 2002 is the rate necessary to achieve an effective rate for the nine months ended March 31, 2002 of 34.2%. For discussion regarding the effective tax rate for the nine months ended March 31, 2002, see "For the nine months ended March 31, 2002 and 2001—Income Taxes".

        Net Income.    Net income amounted to $2.1 million in the third quarter of fiscal year 2002, compared to $850,000 in the third quarter of fiscal year 2001. Diluted and basic net income per share for the third quarter of fiscal year 2002 were $0.18 and $0.20, respectively, compared to $0.08 on both a basic and diluted per share basis for the third quarter of fiscal year 2001.

For the nine months ended March 31, 2002 and 2001

        Net Revenues.    The Company's net revenues of $128.4 million in the first nine months of fiscal year 2002 grew by $10.1 million or 8.5% over net revenues of $118.3 million in the first nine months of fiscal year 2001. This revenue growth reflects the strong performance of the Company's Neo series line of tape products. Sales within the Company's Library product lines (Neo, LibraryXpress, LibraryPro, Autoloaders and MinilibraryXpress) grew 5.7% to $101.7 million during the first nine months of fiscal year 2002, with Neo series products representing 50.0% of total Library product revenues. Revenues from Compaq grew 10.2% from the first nine months of fiscal year 2001 with the transition to Neo series products more than offsetting the decrease in LibraryXpress revenues. Also contributing to the increase in revenues from Compaq was additional spare parts revenues related primarily to the Neo series products. Sales to Compaq accounted for 63.7% of total net revenues in the first nine months of fiscal year 2002, compared to 62.7% in the same period of the prior fiscal year.

        Net revenues from Overland branded products during the first nine months of fiscal year 2002 grew 11.0% over the same period of the prior year. Excluding the DAT/Travan/Ditto products that the Company no longer sells, branded sales were up 19.3% over the first nine months of fiscal year 2001. Reflected in this growth is the transition from LibaryXpress to the Neo series products with the increase in Neo nearly offsetting the decrease in LibraryXpress. Sales of the Company's branded Autoloader products increased 57.7% over the third quarter of fiscal year 2001 due to an increased focus with our domestic direct marketers and a number of significant deals in Europe where the end-user is deploying the products in multiple branch offices and other small environments.

        Net revenues from spare parts of $13.1 million in the first nine months of fiscal year 2002 were $7.3 million or 123% above net revenues of $5.9 million during the comparable period of the prior fiscal year. This increase was due largely to the sale of initial stocking spare part orders for the Company's Neo series products from OEM partners, branded channel partners, and service providers. Also, contributing to the increase was an end-of-life related sale of spare parts for 36-track products, a final sale of SLR related parts and an increase in revenue from the sale of SDLT tape/data cartridges.

        Revenues from VR2 related agreements, including royalty fees, license fees, chip sales, and contract services during the first nine months of fiscal year 2002 were $1,912,000, an increase of 92% over the first nine months of fiscal year 2001. This increase was due primarily to a $628,000 (240%) increase in revenues from VR2 chip sales and a $168,000 (162%) increase in royalties earned when compared to the same period of the prior fiscal year.

        Revenues from the Company's legacy 36-track products during the first nine months of fiscal year 2002 were essentially flat when compared to the same period of the prior fiscal year. During the third quarter of fiscal year 2002 the Company made the final shipments of its legacy 36-track products as low product demand prompted the Company to shift the products to end-of-life status. During the first nine months of fiscal year 2002, sales of the Company's discontinued DAT/Travan based products declined by $2,251,000 (84.6%) when compared to the same period of fiscal year 2001.

        Gross Profit.    The Company's gross profit for the first nine months of fiscal 2002 was $33.1 million, a 4.8% increase from the $31.6 million reported during the first nine months of fiscal year 2001. The gross margin percentage decreased from 26.7% in the first nine months of fiscal 2001 to 25.8% during the first nine months of fiscal year 2002. This decrease was due primarily to a higher concentration of revenues generated from the Company's newest products, which initially generate lower gross margins until their costs are reduced by economies to be realized from increasing production volumes. During the first quarter of fiscal year 2002, the Company consumed many of the expensive early production components and margins continued to improve through the third quarter of fiscal year 2002 as the Company benefited from the lower unit costs of higher volume purchasing and cost reduction programs. Partially offsetting the decrease in gross profit during the first nine months of fiscal year 2002, compared to the same period of fiscal year 2001 were (i) the increased concentration of higher margin spare parts revenues and (ii) the increase in VR2 contract engineering services revenue, Seagate chip sales and royalties, all which carry a significantly higher margin than the Company's revenue from product sales.

        Sales and Marketing Expense.    Sales and marketing expense amounted to $14.4 million or 11.2% of net revenues in the first nine months of fiscal year 2002, compared to $12.1 million or 10.2% of net revenues in the first nine months of fiscal year 2001. This increase resulted primarily from higher sales personnel costs, recruiting and lead generation activities as the Company executes its strategy to focus more resources on the sale of Overland branded products. The Company expects sales and marketing expenses to remain above historical levels during the fourth quarter of fiscal year 2002 as it dedicates more resources to the generation of revenue from Overland branded products and launches its new software products.

        Research and Development Expense.    Research and development expense amounted to $5.2 million or 4.0% of net revenues in the first nine months of fiscal year 2002, compared to $7.6 million or 6.4% of net revenues in the first nine months of fiscal year 2001. This decrease reflects the reduction in development expenses resulting from the sale of the Company's Travan based WS-30 and EDT-40 tape drive designs in June 2001, along with lower material and non-recurring engineering fees primarily related to the development of the Neo series products during the same period of the prior year. Partially offsetting this decrease was a $228,000 charge reflecting an adjustment in the Company's estimated liability related to the closure of the Longmont facility. This adjustment was based upon the increased amount of time that the Company believes will be required to sublease the facility, given the weakening real estate market in Longmont, Colorado.

        General and Administrative.    General and administrative expense amounted to $6.3 million or 4.9% of net revenues in the first nine months of fiscal year 2002, compared to $6.1 million or 5.2% of net revenues in the first nine months of fiscal year 2001. This increase is due primarily to an increase in bad debt expense during the nine-month period ended March 31, 2002, compared to the same period of the prior fiscal year.

        Interest Income, Net.    In the first nine months of fiscal year 2002, the Company generated interest income of $241,000, compared to $350,000 during the same period of the prior fiscal year. This decrease was due primarily to lower yields on the Company's investments notwithstanding higher average cash balances during the period.

        Other Income, Net.    In the first nine months of fiscal year 2002, the Company generated other income of $265,000, compared to other income of $395,000 during the same period of the prior fiscal year. The nine-month period of fiscal year 2001 included a one-time gain of $810,000 generated by the sale of the Company's SLR loader design rights and related assets. The remaining gains or losses primarily relate to exchange rate fluctuations on foreign currency transactions related to the Company's United Kingdom operations.

        Income Taxes.    The Company's effective tax rate in the first nine months of fiscal year 2002 was 34.2%, compared to 39.5% in the first nine months of fiscal year 2001 and 38.0% during the first half of fiscal year 2002. The decrease in the Company's effective tax rate was the result of the Company projecting to generate research and development tax credits and an increased benefit from foreign sales. These changes in projections are the result of tax planning strategies identified in connection with the preparation of the fiscal year 2001 tax return during the three-month period ended March 31, 2002. The Company expects the effective tax rate for fiscal year 2002 to be approximately 34%.

        Net Income.    Net income amounted to $5.1 million in the first nine months of fiscal year 2002, compared to $4.0 million in the first nine months of fiscal year 2001. Diluted and basic net income per share increased to $0.46 and $0.48, respectively, in the first nine months of fiscal year 2002, compared to $0.37 and $0.39, respectively, in the first nine months of fiscal year 2001.

Liquidity and Capital Resources

        The primary source of liquidity for the Company has historically been cash generated from operations. In the second and third quarters of fiscal year 2002, the Company supplemented cash generated from operations by borrowing on a term loan under its new credit facility (described below) to fund tenant improvements and equipment purchases for its new headquarter facilities. During the first nine months of 2002, the Company's cash and cash equivalents increased by $8.6 million as operating cash inflows of $9.0 million and inflows from financing activities of $5.4 million exceeded capital expenditures of $5.9 million. Operating cash inflows during the first nine months of fiscal year 2002 resulted from net income during the period, a decrease in inventories and the collection of non-trade receivables, all of which were partially offset by an increase in trade accounts receivable. Capital expenditures during the first nine months of fiscal year 2002 were comprised primarily of tenant improvements and machinery and equipment related to the construction of the Company's new headquarter facilities. At March 31, 2002 the Company's new headquarter facilities were substantially complete and occupied. The Company expects capital expenditures to remain near historical levels for the remainder of the fiscal year. Financing cash inflows during the nine-month period ended March 31, 2002 were primarily a result of borrowings under the Company's new credit facility to fund the capital expenditures related to the construction of the new headquarter facilities.

        At March 31, 2002, the Company had available a credit facility consisting of a $5,000,000 five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10,000,000 two-year revolving line of credit for working capital purposes that expires on November 30, 2003. Both the term note and the line of credit are secured by a general security interest in the Company's assets. Interest on the term note is set at variable rates equal to the bank's prime rate in effect from time to time. Interest on the line of credit is set at the bank's prime rate in effect from time to time minus 0.25% or, at the Company's option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. The term note provides for a nine-month draw period through August 28, 2002, during which period only interest is paid. Upon expiration of the draw period, all amounts outstanding under the note will be payable in 60 equal payments of principal plus interest. At March 31, 2002, $4,655,000, including $543,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. Under the prior revolving credit facility, no borrowings were outstanding during fiscal year 2001.

        In fiscal year 2001, the Company entered into a lease for its new headquarters in San Diego, California. The new headquarters comprise two buildings, representing approximately 160,000 total square feet. The buildings were completed in March 2002 at which time the Company occupied the buildings and the lease commenced. The lease is for a period of 12 years and can be renewed for one additional five-year period. The total approximate future minimum lease payments under this agreement will be $0.7 million in fiscal 2002, $2.6 million in fiscal 2003, $2.7 million in fiscal 2004, $2.8 million in fiscal 2005 and fiscal 2006, $2.9 million in fiscal 2007 and $21.1 million thereafter.

        At March 31, 2002, the Company had $19.4 million of cash and cash equivalents, $52.5 million of working capital, an unused bank line of credit of $10 million and a $0.3 million available balance on the term loan. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future. However, the Company's inability to collect its accounts receivable in a timely manner and/or a material decrease in demand for the Company's products (i) would materially and adversely affect the Company's cash generated from operations, which in turn would materially and adversely impact the Company's liquidity, results of operations and financial position, and (ii) could constitute or result in default under the Company's credit facility, which would enable the lender under the credit facility, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender's obligation to extend credit under the credit facility, either of which could materially and adversely impact the Company's liquidity, results of operation and financial position.

        In addition, the credit facility requires the Company to comply with several financial and non-financial covenants. A violation of one or more of these covenants would constitute a default under the credit facility, which would enable the lender, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender's obligation to extend credit under the credit facility, either of which could materially and adversely impact the Company's liquidity, results of operation and financial position.

        The following schedule summarizes the Company's contractual obligations to make future payments as of March 31, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases	39,398	$3,064	$6,281	$6,327	$23,726
Debt	4,655	543	1,862	1,862	388

Total Contractual Cash Obligations	$44,053	$3,607	$8,143	$8,189	$24,114

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

        The Company's revolving line of credit facility is non-trading in nature and carries interest at the bank's prime rate minus 0.25% or at rate equal to LIBOR plus 2.25%. The Company's five-year term note carries interest at the bank's prime rate. The Company's objective in maintaining access to these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall costs as compared with fixed rate borrowings. At March 31, 2002, $4,655,000, including $543,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit.

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

        The Company's wholly owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary between the date costs are incurred and the date paid, the result of the fluctuations may adversely impact overall expected results. The effect of exchange rate fluctuations on the Company's results during the first nine months of 2002 was income of $222,000.

PART II—OTHER INFORMATION

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Retention Agreement dated January 16, 2002 between Overland Data, Inc. and Darin Richins.*

    _____________________

    *
    Management compensatory plan.

  (b)
  Reports on Form 8-K.

    None

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND DATA, INC.
Date: May 14, 2002	By:	/s/ VERNON A. LOFORTI Vernon A. LoForti Vice President and Chief Financial Officer

QuickLinks

OVERLAND DATA, INC. FORM 10-Q For the quarterly period ended March 31, 2002 Table of Contents
OVERLAND DATA, INC. CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (Unaudited) (In thousands, except per share data)
OVERLAND DATA, INC. CONSOLIDATED CONDENSED BALANCE SHEET (In thousands)
OVERLAND DATA, INC. CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited) (In thousands)
OVERLAND DATA, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
SIGNATURE