Form 10-K
period 2002-06-30
OVERLAND STORAGE INC
filed 2002-09-27
CIK 889930

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: JUNE 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-22071

OVERLAND STORAGE, INC.
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
Common Stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 23, 2002 was $75,381,000 based on the closing price reported on such date by The Nasdaq Stock Market. Shares of Common Stock held by officers and directors and by persons who hold 5% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

        As of September 23, 2002, the number of outstanding shares of the registrant's Common Stock was 11,039,122.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement to be filed in connection with registrant's Annual Meeting of Shareholders to be held on November 19, 2002 (the "Proxy Statement") are incorporated herein by reference into Part III of this Report.

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

ITEM 1. Business

General

        Founded in 1980, Overland Storage, Inc. (hereinafter "Overland Storage", "Overland" or the "Company") designs, develops, manufactures, markets and supports magnetic tape data automation solutions. Businesses use these solutions for backup, archival and data interchange functions in high-availability network computing environments. Overland's products address the data storage needs of companies, from small businesses and branch offices to large enterprises, that have become increasingly dependent upon their stored digital computer data and must guarantee its integrity and availability to ensure business continuity. The Company's primary storage system solutions are designed around a modular, scalable architecture to enable customers to purchase storage when they need it, and to add to that storage in increments that can be integrated into a single system. This design includes redundant robotic mechanisms as well as other high-availability features that enable the Company's systems to provide access to data 24 hours a day, seven days a week.

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

        Overland's strategy is to focus on providing mid-range storage solutions, which represents the fastest growing segment of the IT market. The Company has specifically designed its products to address the mid-range market. Its primary products are modularly-scalable which gives them a low cost of entry, incremental expansion ability and preservation of original equipment investment. The Company believes that these features are particularly attractive for customers in difficult economic times, when IT budgets are constrained.

        The Company's primary products are automated tape libraries, minilibraries and loaders which combine electro-mechanical robotics, electronic hardware and firmware developed by the Company with an emphasis on efficiency of design, functionality and reliability. Overland also distributes products manufactured by other original equipment manufacturers ("OEMs") and markets various other products including spare parts and tape media. The Company also licenses a proprietary tape encoding technology that it developed and patented under the name Variable Rate Randomizer or "VR2"®.

        On June 11, 2002, the Company entered the software market and launched a new family of open storage management software solutions. The Company did not generate any sales of this software prior to the end of its June 30, 2002 fiscal year.

        Overland was formerly known as Overland Data, Inc., but changed its name on June 28, 2002 to Overland Storage, Inc. to reflect the Company's expanded commitment to both hardware and software storage solutions.

Products

        Overland is the largest provider of mid-range automated tape storage solutions. Its products incorporate the leading tape technologies based on tape drives supplied by other manufacturers. Such technologies include:

    •
    DLTtape, the current leading half-inch tape technology supplied by Quantum Corporation ("Quantum");

    •
    "LTO" (Linear Tape Open), supplied by a consortium including Hewlett-Packard Company ("HP"), International Business Machines Corporation ("IBM") and Seagate Technology ("Seagate");

    •
    "AIT" (Advanced Intelligent Tape), supplied by Sony Electronics, Inc. ("Sony"); and

    •
    DLT1, supplied by Benchmark Storage Innovations ("Benchmark").

        Through March 31, 2002, Overland also sold a line of IBM compatible 36-track products called TapeXpress® that served the large installed base of AS400 and RS6000 minicomputers.

  •
  Libraries—Automated tape libraries are devices capable of managing multiple data cartridges and incorporate two or more tape drives to provide unattended backup of large quantities of data. Overland currently offers the following library products:

  •
  Scalable Neo series™—Introduced in March 2001, the Neo2000 was the first product in the Company's newest family of tape libraries and Overland's third generation of modularly scalable products. Neo offers true scalability so that customers can start with a single module and later expand their storage capacity to meet their growing business needs, while protecting their original Neo module investment. In a 5U-high (8.75 inches) module, the Neo2000 supports up to two drives and 30 media slots, representing one of the highest tape storage densities in the industry. Up to eight modules may be configured and rack-mounted into one Neo series™ library system. Each multi-module library system operates as a single virtual library. In October 2001, the Company announced the Neo4000, which supports up to four drives and 60 media slots and can be configured with up to four modules in a single rack. Customers can also configure Neo systems with a combination of Neo2000 and Neo4000 modules. Modules may be configured with DLT8000, SuperDLT ("SDLT") or LTO drives, allowing customers to optimize compatibility, capacity and performance. Incorporating the third generation of the Company's expandable, modular robotics, the Neo series may be configured with redundant hot swap drives, power supplies and robotics. The distributed robotic architecture provides separate robotics for each library in a multi-module Neo series system. The optional Neo series internal Fibre Channel interface uses Small Form-Factor Pluggable transceiver modules for direct Storage Area Network ("SAN") connection. The embedded WebTLC feature enables web-based library monitoring, control and fail-over management via a standard remote browser.

  •
  AIT LibraryPro™—a desktop or rack-mountable library with one or two AIT-1, AIT-2 or AIT-3 drives and a 19-cartridge magazine plus one mail slot. The LibraryPro™ follows Overland's expandable library concept and SmartScale® design and can be rack-mounted and scaled up to nine units high to comprise an integrated library system with up to 18 drives and 171 cartridges.

  •
  PowerLoaders and Loaders—Automated tape loaders are devices capable of managing multiple data cartridges to provide unattended backup of data. The Company currently offers the following products:

  •
  PowerLoader—an automated desktop or rackmount solution with one or two tape drives and a 15-cartridge magazine configured with SDLT, DLT 8000 or DLT1 drives. Overland defines PowerLoaders as tape libraries, with one or two tape drives, which cannot be scaled or configured with multiple modules.

  •
  Loader—an automated desktop or rackmount solution with a single tape drive and a 10 or 11-cartridge magazine configured with an SDLT, LTO, DLT 8000 or DLT1 drive.

  •
  Drives—These desktop or internal upgrade tape drives accommodate a single data cartridge. Overland currently offers the following tape drives:

  •
  DLTtape—a DLT8000 or SDLT drive supplied by Quantum.

  •
  DLT1—a DLT1 drive supplied by Benchmark.

  •
  LTO—an LTO Ultrium drive supplied by HP, IBM or Seagate.

  •
  Other Products and Services—The Company has a variety of products and services supporting its Libraries, PowerLoaders, Loaders and tape drives. Overland currently offers the following additional products and services:

  •
  Spares and post warranty return-to-factory and on-site service.

  •
  Media, including tape cartridges for DLT, SDLT, AIT, DLT1 and LTO formats.

  •
  VR2 (Variable Rate Randomizer)—VR2 is Overland's patented data encoding technology based on Partial Response Maximum Likelihood ("PRML"). This technology, which is embedded in an Applications Specific Integrated Circuit ("ASIC") chip, is capable of significantly increasing the native capacity and data transfer rate performance of linear tape technologies without requiring any changes in tape path design, recording heads and/or media. This performance is accomplished by achieving encoding efficiency of greater than 99%. The Company has licensed VR2 to Tandberg Data ASA for use in its Scalable Linear Recording ("SLR") tape drives, to Imation Corporation as the owner of the Travan technology format, to Seagate for use in its Travan tape drive offerings, to Storage Technology Corporation ("StorageTek") for use in its 9940 Eagle drives and future tape drive products, and to Quantum for use in a future generation of SDLT. The Company also plans to license VR2 to other customers.

        The Company's Libraries, PowerLoaders, Loaders and tape drives are installed on specific computer platforms with the appropriate backup, data interchange or storage management software. Overland actively works with a number of backup and storage management software companies to confirm that its products are properly supported. Currently, more than 80 different software packages support the Company's products. For example, on the Novell NetWare and Microsoft Windows NT platforms, the software packages include products from Computer Associates International, Inc., Veritas Software Corporation, Legato Systems Incorporated, and Dantz Development Corp. On UNIX platforms, the software packages include products from Legato, IBM/Tivoli, HP and Veritas Software Corporation. On Linux platforms, software packages supported include Knox Software and BakBone Software, Inc. The Company's Neo series of tape libraries also supports SAN attachment for one and two gigabit fibre channel connectivity to provide serverless backup and shared library capability.

Sales and Marketing

        Overland's structure is optimized for its mid-range strategy in that it is not required to have a direct sales or service force. The Company sells all its products on an indirect basis, primarily through three channels or types of customers: (i) OEMs; (ii) commercial distributors; and (iii) volume, consisting of systems integrators, technical distributors and value added resellers ("VARs"). Regardless of the channel through which they are sold, all of Overland's products are designed and manufactured to meet OEM-level requirements and reliability standards. Because the OEM qualification process can take six to 18 months to complete, the Company often makes initial sales of new products to non-OEM customers that typically evaluate, integrate and adopt new technologies and products more quickly. After qualification and acceptance, OEM sales generally represent an increasing proportion of a product's unit sales and are important to the Company in terms of validating its products in the marketplace and achieving desirable production volumes.

  •
  OEM Channel—The Company's significant OEM supply agreements are with HP, IBM, and Groupe Bull S.A., all of which incorporate Overland's products into their system offerings.

  HP. In June 1999 after its acquisition of Digital Equipment Corp, Compaq Computer Corporation ("Compaq"), selected Overland as an OEM supplier for DLT automated storage products supporting the leading Compaq ProLiant server line. In June 2000, Compaq added the Company's AIT LibraryPro. In May 2001, Compaq added to its product line the next generation Neo series DLT automated storage products. And in May 2002, after its acquisition of Compaq, the New HP selected Overland to be its supplier of mid-range tape automation products. HP has indicated that by December 2002 it will phase out a competitive product family that it produced internally in favor of Overland's products.

  IBM. IBM had been an Overland customer since fiscal year 1997, but was buying older 36-track technology products that were discontinued by the Company in March 2002. In June 2002, a division of IBM selected Overland to supply its mid-range tape automation needs with a product launch scheduled for the last calendar quarter of 2002.

  Groupe Bull. Bull has been an Overland customer since 1995 and purchases many of the Company's products.

  In general, Overland works with its OEM customers early in a new product development cycle to design products to meet their specifications. The OEM sales cycle is often lengthy and typically consists of a general technology evaluation, qualification of product specifications, verification of product performance against these specifications, integration testing of the product within the customers' systems, product announcement and volume shipment. As is typical in the industry, the Company's OEM contracts provide for annual price reviews and the customers are not required to purchase minimum quantities. The Company's existing contract with Compaq/HP also provides that title to Overland inventory shipped into Compaq/HP hub locations remains with Overland until the products are shipped to Compaq/HP's customer. The Company is currently in the process of finalizing its new contracts with HP and IBM. Compaq has been the Company's largest customer, accounting for approximately 62%, 63% and 54% of sales in fiscal years 2002, 2001 and 2000, respectively. No other customer accounted for more than 10% of sales in any year during the three-year period.

  •
  Commercial Distribution Channel—The Company's primary commercial distribution customers include Ingram Micro, Inc., Tech Data Corporation and Bell Microproducts, Inc. in the U.S. and Ideal Hardware, a division of Bell Microproducts, in the U.K. Typically, these distributors sell the Company's products to smaller VARs and catalogers who in turn sell to end-users. The distribution agreements include provisions for stock rotation and price protection, common terms in the commercial distribution area. To reduce exposure for returned product or price adjustments, the Company does not record revenue in this channel until the distributor sells the related inventory. The Company supports these distributors through a dedicated field sales force and provides further support through field sales personnel who work with the smaller VARs and catalogers to generate end-user sales and create the pull through its distribution customers.

  •
  Volume Channel—The Company's volume channel includes systems integrators, technical distributors and larger VARs. Some of the Company's volume channel customers specialize in the insurance, banking, financial, geophysical or medical industries, and offer a variety of value-added services relating to the Company's products. Overland's products frequently are packaged by these customers as part of a complete data processing system or combined with other storage devices, such as redundant array of independent disks ("RAID") systems, to deliver a complete storage subsystem. These customers also recommend the Company's products as replacement solutions when backup systems are upgraded, and bundle its products with storage management software specific to the end-user's system. The Company supports this channel through its field sales representatives.

Overland's products are sold both domestically and internationally and the Company has sales personnel located in various cities throughout the world. The Company divides its sales into three geographies: (1) the Americas, consisting of North and South America; (2) Europe, Middle East and Africa ("EMEA"); and (3) Asia Pacific ("APAC"). Primary support for customers in the Americas is provided from Overland's San Diego headquarters office. EMEA is supported by the Company's wholly-owned subsidiaries located in Wokingham, England; Paris, France; and Munich, Germany. The subsidiary in England provides sales, technical support and repair services, while the subsidiaries in France and Germany provide sales and technical support. In November 2001, Overland opened a sales office in Singapore to support its APAC customers. The Company assigns to its international distributors the right to sell Overland products in a country or group of countries. In addition, many domestic customers ship a portion of the Company's products to their overseas customers. Foreign sales by the Company for fiscal years 2002, 2001 and 2000 were approximately $80.1, $73.8 million and $52.4 million, respectively, representing 49%, 47% and 43%, respectively, of the Company's total net revenues.

        Overland supports its sales efforts with various marketing programs designed to build its brand name and attract new customers. Its branded channel partners are provided with a full range of marketing materials, including product specification literature, software connectivity information and application notes. The Company's sales management and engineering personnel provide support to the channel partners and, in certain instances, visit potential customer sites to explain and demonstrate the technical advantages of the Company's products. In addition, the Company holds annual Partner Conferences to inform its channel partners of new product developments and programs and to discuss emerging trends in their markets. The Company also maintains press relations both domestically and in Europe, advertises in computer systems publications targeted to its end-users and channel partners, and offers market development funds to its channel partners. Overland participates in national and regional trade shows in varying degrees both domestically and internationally, including the CeBIT show in Germany and domestically at NetWorld+Interop, PC Expo and Comdex. The Company also maintains a website (http://www.overlandstorage.com) that features marketing information, product specifications, news releases and application, service and technical support notes and investor relations information.

Customer Service and Support

        Overland's technical support personnel are trained on the Company's products and assist customers with "plug-and-play" compatibility between multiple hardware platforms, operating systems and backup, data interchange and storage management software. The Company's application engineers are available to solve more complex customer problems and visit customer sites when necessary. Customers that need service and support can contact the Company through its toll-free telephone lines, facsimile and Internet e-mail. Application notes and user manuals can be obtained directly from the Company's website.

        The Company's standard warranty is a three-year return-to-factory policy that covers both parts and labor. For products that it distributes and for drives and tapes used in its products that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company also provides on-site service for the first warranty year of its enterprise-class products, for which it contracts with third-party service providers. For certain products, the Company offers a program called XchangeNOW® as part of its return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request. The defective unit is then shipped back to Overland using the shipping materials from the replacement unit.

Research and Development

        The Company currently employs 42 people in its research and development ("R&D") department, many of whom have extensive experience in the tape industry and significant expertise in electrical, mechanical and firmware design. The Company's R&D department is capable of developing both tape drives and robotic mechanisms, including the development of various aspects of data channels, data compression, intelligent interfaces and firmware (embedded systems software). This department also has the ability to develop and test a tape path, the core of any tape technology. Overland believes that these capabilities distinguish it from its competitors by providing it with a better understanding of tape technologies in general and enabling it to provide higher value-added content by designing reliable products that better utilize the advantages of specific technologies.

        The Company's level of R&D spending is dependent upon its product development cycles. During the later stages of the cycles, including the building of alpha and beta units and design verification testing, significant amounts of development materials are consumed. OEM customers also generally require evaluation units to qualify a new design. During fiscal 2001, the majority of the Company's R&D efforts were focused on the final development and introduction of Overland's "next generation" Neo series of automated tape libraries. In fiscal 2002, the Company concentrated on developing follow-on products that extend the Neo series product line into larger systems and integrate additional tape drive technologies. In fiscal 2003, development efforts will center on supporting the launch of the new HP and IBM specific products, as well as additions to the Company's loader product family. Separately, general research will continue in the quest for future products and technologies. Only a small portion of the Company's fiscal 2003 budget will be dedicated to software development for the newly launched open storage management software solutions because the majority of the code is being obtained by license from other developers. The Company's R&D expenditures amounted to $6.6 million, $10.1 million and $7.3 million in fiscal years 2002, 2001 and 2000, respectively, representing 4.0%, 6.5% and 5.9% of net revenues, respectively. Despite its R&D efforts, the Company may not be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis and any new products may not gain market acceptance.

  Manufacturing

        The Company has a fully integrated factory in San Diego, California that is ISO 9001 certified. Major OEM customers have also certified all of its production lines and manufacturing processes. Overland performs product assembly, integration and testing, while leaving component and piece-part manufacturing to its supplier partners. The Company works closely with a group of regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet the Company's specifications, as well as meet present and future volume requirements. Key suppliers are under contract to provide just-in-time deliveries. The Company specifically designs a number of its parts and components that are not available off the shelf for integration into its products. The Company maintains a minimum number of suppliers and utilizes their specific capabilities across several product lines.

        In general, Overland branded products are not manufactured until an order is received. The typical lead-time for manufacturing products is three days and backlog is not a significant factor to the

Company's business. The Company's largest OEM customer, HP, requires the Company to maintain inventory on hand ("Buffer Stock") at any given time sufficient to supply its forecasted requirements for the next three weeks. HP provides weekly forecast information that allows Overland to manage both raw material and finished goods inventories. The HP Buffer Stock is shipped into various distribution hubs around the world and Overland retains ownership of that inventory until it is pulled by HP to fulfill customer orders, at which time Overland records the sale.

        In June 2001, after making significant reductions in product lead times at the Company's San Diego factory, the Company discontinued manufacturing operations at its UK subsidiary. All branded products are now shipped to European customers from San Diego. However, the UK facility continues to serve as an inventory hub for HP where Overland product is stored, staged and then shipped directly to HP's European customers.

        The Company moved into a new headquarters building in March 2002 that was designed to its specifications. The new facility, which has resulted in improved manufacturing efficiencies and provides the Company with greater manufacturing capacity than its old facility, as well as room for future growth. The building is subject to a 12-year lease with one five year extension option. The Company believes that it has the capacity to support unit production levels several times greater than its current rate of production.

        During fiscal year 2002, the Company continued to operate a partial second shift, in addition to the traditional single shift, to handle greater production levels, and could expand further by adding to its second shift or moving to a full-time factory. The Company maintains approximately 30% of its direct labor in the form of temporary staffing to accommodate normal business fluctuations and controls its staffing levels carefully to meet customer requirements at any specific time.

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

        VR2 Technology—The Company has entered into various intellectual property licensing agreements relating to its VR2 technology. These agreements typically call for an initial payment to Overland for the delivery of the VR2 technology platform and royalty fees based on sales by licensees of products containing VR2. In certain instances, Overland may elect to sell to the licensee ASIC chips embodying VR2 priced to include the cost of the chip plus an embedded royalty fee.

Employees

        The Company had 334 employees as of June 30, 2002, including 90 in sales and marketing, 42 in research and development, 157 in manufacturing and operations and 45 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the Company's employees and management believes that its relationship with its employees is good.

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

Rapid Technological Change and Dependence on New Product Development

        The market for the Company's products is generally characterized by rapid technological change and evolving industry standards and is highly competitive with respect to timely innovation. The future success of the Company will depend on its ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products. The Company's hardware products compete with automated tape library products made by other vendors, and likely will face competition from other storage devices and technologies that may be developed in the future. Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance that the Company will be able to meet its product development schedules, including those for products based on its VR2 tape coding technique (both by the Company and its licensees) and its new software products (both by the Company and its licensors), or that development costs will be within budgeted amounts. If the products or product enhancements that the Company develops are not deliverable due to developmental problems, quality issues or component shortage problems, or if such products or product enhancements do not achieve market acceptance or are unreliable, then the Company's business, financial condition and results of operations may be materially and adversely affected. The introduction (whether by the Company or its competitors) of new products embodying new technologies such as new sequential or random access mass storage devices and the emergence of new industry standards could render existing products obsolete or not marketable.

Competition and Price Pressure

        The worldwide storage market is intensely competitive as a number of manufacturers of tape automation solutions and storage management software products compete for a limited number of customers. In addition, barriers to entry are relatively low in these markets. The Company currently participates in two segments of the tape backup market: (1) enterprise-level applications and (2) mid-sized applications for workgroups, departments and small enterprises. In both of these spaces, many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than the Company. The Company's hardware products currently compete with products made by Advanced Digital Information Corporation, Quantum, StorageTek, Exabyte Corporation and Qualstar Corporation. The Company expects that its software products will compete with products made by IBM, HP, Computer Associates, BMC, Veritas and numerous small software startups. The markets for the Company's products are characterized by significant price competition, and the Company anticipates that its products will face increasing price pressure. This pressure could result in significant price erosion, reduced profit margins and loss of market share, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Certain Customers

        The Company's revenues are highly dependent upon the level of sales to certain major OEM customers. Historically the Company's largest customer has been Compaq, accounting for approximately 62%, 63% and 54% of sales in fiscal years 2002, 2001 and 2000, respectively. No other customer accounted for more than 10% of sales in any year during the three-year period. No customer is presently obligated to purchase a specific amount of products or provide binding forecasts of purchases for any period.

        On May 3, 2002, HP announced the consummation of its merger with Compaq. The Company's sales to HP may be affected adversely by various factors relating to HP's post-merger transition. As noted above, the Company is currently in the process of finalizing its new contract with HP. The Company expects that HP will continue to represent a significant portion of the Company's revenues in future periods. Consequently, the Company's future operating results would be materially adversely impacted by the loss of the HP account, or the reduction, delay or cancellation of HP orders.

        It is unclear at this time what effect HP's merger with Compaq will have on the Company's sales to HP and its business generally. In the fourth quarter of fiscal year 2002, the Company experienced lower sales to HP as a result of the mis-alignment of HP's fiscal quarters (Overland's fiscal quarters end in June, September, December and March while HP's quarters end July, October, January and April) and other transitional issues. HP's transition, including the discontinuation of the automated mid-range tape libraries formerly manufactured by HP, is expected to negatively affect the Company's sales through the second quarter of fiscal year 2003. However, there is no assurance that these issues will be resolved.

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

Dependence on Certain Suppliers

        The Company's products have a large number of components and subassemblies produced by outside suppliers. Accordingly, Overland is highly dependent on these suppliers for tape drives, read-write heads, printed circuit boards and integrated circuits, which are essential to the manufacture of the Company's products. In addition, for certain of these items, the Company qualifies only a single source, which can magnify the risk of shortages and decrease the Company's ability to negotiate with its suppliers on the basis of price. If such shortages occur, or if the Company experiences quality problems with suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company's business, financial condition and results of operations. Specifically, a large portion of the Company's products incorporate DLTtape drives manufactured by Quantum, which is also a competitor of the Company because Quantum markets its own tape drives and tape automation products. Although Quantum has licensed Tandberg Data to be a second source manufacturer of DLTtape drives, Overland has not qualified Tandberg as its alternative supplier. The Company does not have a long-term contract with Quantum, which could cease supplying DLTtape drives directly to the Company. From time to time in the past, the Company has not been able to obtain as many drives as it has needed from Quantum due to drive shortages or quality issues. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company experienced problems with the supply of a newly introduced DLTtape drive and such problems adversely affected the Company's sales and earnings. No assurance can be given that such problems will not reoccur, or that the Company will not experience similar or more serious disruptions in supply in the future with current versions of DLT or SDLT drives, or any future DLT drive version.

New Software Business Unit Involves Significant Risks

        The success of the Company's new software business unit is uncertain and subject to significant risks, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company must commit significant resources to this new business unit before determining whether it will result in any successful software products. The Company has not been involved previously in the development, marketing and sale of software products, and these areas are new to many of the Company's personnel. Also, because the Company licenses the majority of its software code from other companies, it is dependent upon those software developers for timely delivery of competitive, defect-free software which forms the basis for Overland's software offerings. There can be no assurance that the Company will successfully develop (in concert with its licensors), market and sell viable software products or a complete product offering. Any delay in the commercial release of new or enhanced software products could result in a significant loss of potential revenues. The software industry is highly competitive and some of the Company's competitors may have an advantage as a result of their relationships with their customers and other third-parties and significantly greater financial, technical, marketing and other resources. In addition, the Company's software licensors, which are relatively young companies with limited financial resources, may also market similar and competitive software offerings. In the event of the demise of a licensor, the Company's contractual agreement provides that it will obtain rights to the source code, but there can be no assurance that the Company will be able to maintain, support or enhance the code without significant additional resources. Furthermore, it is possible that one or more of these early stage companies could be acquired by a larger company with substantially greater financial and other resources than Overland, including an enhanced capability to develop and market competitive offerings. If the Company's software products do not achieve market acceptance or success, then the association of the Company's brand name with these products may adversely affect the Company's reputation and its sales of other products, as well as dilute the value of the Overland name. In addition, to the extent that the Company's new software products are not successful, the Company may not recover the costs associated with their development and ongoing marketing and sales, which could have a material adverse effect on the Company's business, financial condition and results of operations. As of June 30, 2002 the Company had not sold any of its new software products.

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

International Operations

        International sales accounted for 49%, 47% and 43% of sales in fiscal years 2002, 2001 and 2000, respectively. Sales to customers outside the U.S. are subject to various risks, including:

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

Dependence on Key Employees

        Overland experienced a number of changes in its senior management during fiscal year 2001. In particular, Christopher Calisi succeeded Scott McClendon as President and Chief Executive Officer, Chet Baffa joined the Company as Vice President of Sales, and Martin Gray resigned from his position as Vice President and Chief Technical Officer. In addition, during fiscal year 2002 the Company hired Diane Gallo as its Vice President of Human Resources; Darin Richins as its Vice President of Marketing; Robert Scroop, formerly the Company's Vice President of Engineering, was named Vice President and General Manager, Storage Resource Business Unit; and John Cloyd, formerly the Company's Vice President of Information Technology Services, was named Vice President and General Manager, Storage Management Business Unit. In order to successfully operate, the Company must continue to integrate its new executive team in a timely and effective manner. Failure to successfully integrate its new executive team could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Warranty Exposure

        The Company's standard warranty is a three-year return-to-factory policy that covers both parts and labor. For products that it distributes and for drives and tapes used in its products that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company also provides on-site service for the first warranty year of its enterprise-class products, for which it contracts with third-party service providers. For certain products, the Company offers a program called XchangeNOW as part of its return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request. The defective unit is then shipped back to Overland using the shipping materials from the replacement unit. Although the Company has established reserves for the estimated liability associated with product warranties, there can be no assurance that such reserves will be adequate or that the Company will not incur substantial warranty expenses in the future with respect to new or established products.

Possible Volatility of Stock Price

        The market price of the Common Stock has experienced significant fluctuations since it commenced trading in February 1997. There can be no assurance that the market price of the Common Stock will not fluctuate significantly in the future. Many factors could cause the market price of the Common Stock to fluctuate substantially, including: announcements concerning the Company or its competitors, changes in earnings estimates by analysts, purchasing decisions of our significant customers, quarterly variations in operating results, the introduction of new technology or products and changes in product pricing policies by the Company or its competitors. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

ITEM 2. Properties

        The Company leases all facilities used in its business. Its headquarters are located in San Diego, California in a two-building light industrial complex comprising approximately 160,000 square feet. The lease expires in February 2014 and can be renewed for one additional five-year period. This San Diego facility houses all of the Company's research and development, manufacturing and administrative functions as well as a major portion of sales, sales administration, marketing and customer support. In its current facilities, the Company believes that it has and will have the capacity to support unit production levels several times greater than its current rate of production.

        The Company leases a 17,000 square foot facility located in Wokingham, England, which houses sales, technical support and repair services. The lease expires in January 2018. The Company also maintains small sales offices located close to Paris, France, Munich, Germany and Singapore.

        The lease on the facility located in Longmont, Colorado expires in November 2005. The Company currently is working with the lessor to mitigate the rental expense as the Longmont operations have been wound-down. The Company also leases one other small OEM sales office located in Nashua, New Hampshire.

ITEM 3. Legal Proceedings

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        On June 28, 2002, the Company held a Special Meeting of Shareholders in San Diego, California. At the meeting, the Company's shareholders approved the change of the Company's name from "Overland Data, Inc." to "Overland Storage, Inc." The vote was distributed as follows: 9,781,815 shares voted for the name change; 64,653 shares voted against the name change; votes were withheld from 4,855 shares; and there were no broker non-votes.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters

        The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "OVRL". As of September 23, 2002, there were approximately 120 shareholders of record. The Company has not paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. The high and low closing prices of Overland Storage Common Stock from July 1, 2000 through June 30, 2002 were as follows:

	High	Low
Fiscal Year 2002:
Fourth quarter	$16.48	$7.47
Third quarter	16.77	8.20
Second quarter	9.00	6.50
First quarter	7.30	4.75
Fiscal Year 2001:
Fourth quarter	$8.20	$5.40
Third quarter	13.75	7.88
Second quarter	11.00	6.50
First quarter	13.56	8.63

Equity Compensation Plan Information

        The following table provides information about the Company's equity compensation plans as of June 30, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights)
Equity compensation plans approved by security holders	2,585,187	$7.91	894,329
Equity compensation plans not approved by security holders	206,175	$6.79	218
Total	2,791,362	$7.83	894,547

        Please see Note 6 of the Company's Notes to Consolidated Financial Statements for a description of its 1991 Non-Qualified Stock Option Plan, 1992-A Non-Qualified Stock Option Plan and 2001 Supplemental Stock Option Plan, each of which has not been approved by our shareholders.

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

	At or for Years Ended June 30,
	2002	2001	2000	1999	1998
	(in thousands, except for per share data)
Income Statement Data
Net revenue	$163,380	$155,696	$122,979	$92,227	$75,164
Gross profit	42,445	39,034	30,519	27,891	23,199
Income from operations	6,516	3,699	2,811	5,614	3,640
Income before income taxes	6,839	4,017	3,416	6,581	4,543
Net income	4,493	2,494	2,067	3,982	2,792
Net income per share (1):
Basic	$0.42	$0.24	$0.20	$0.39	$0.27
Diluted	$0.40	$0.23	$0.19	$0.37	$0.25
Balance Sheet Data
Cash and cash equivalents	$26,884	$10,844	$15,774	$16,199	$15,550
Working capital	54,463	46,999	43,257	40,981	39,498
Total assets	81,003	70,171	71,383	56,230	53,996
Total assets inclusive of current portion	4,655	—	—	—	—
Shareholders' equity	59,266	51,679	47,497	44,807	43,368

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

Critical Accounting Policies and Estimates

        Overland's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, inventories, income taxes, warranty obligations and contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

        Revenue on direct product sales (excluding sales to commercial distributors and HP) is recognized upon shipment of products to such customers. These customers are not subject to any specific right of return or price protection, except for any defective product which may be returned under the Company's warranty policy. Title and risk of loss transfer to the customer when the product leaves the Company's dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At June 30, 2002, approximately $885,000 of product had been shipped to the Company's commercial distributors, but not yet shipped to ultimate customers. As part of its existing agreement with Compaq/HP, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by HP to fulfill its customer orders, at which time, generally the same business day, the Overland sale is recorded.

        The Company has entered into various licensing agreements relating to its VR2 technology. These agreements typically call for royalty fees based on sales by licensees of products containing VR2. Royalties on sales by licensees of products containing VR2 are recorded when earned, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase from the Company the ASIC chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee. In these instances, revenues on ASIC chip sales are recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

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

        The Company recognizes software revenues in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). The Company licenses software under noncancelable perpetual agreements. License revenues are recognized in the period in which the license agreement is in place, the fee is fixed and determinable, delivery of the technology has occurred and collectibility is probable. Sales through the Company's resellers are evidenced by a master agreement governing the relationship together with binding purchase orders digitally/electronically placed on the Company's business to business ordering system. The license is considered delivered, and the license revenue is recognized, when the reseller is issued a license key in the name of a specifically identified end user.

        For software arrangements that include multiple elements, SOP 97-2 requires the Company to allocate the fee to the individual elements based on vendor-specific objective evidence of fair value ("VSOE"), regardless of the prices stated within the contract. VSOE is limited to the price charged when the element is sold separately or, for an element that is not yet sold separately, the price established by management having the relevant authority. When there is VSOE for the undelivered elements in multiple-element arrangements that are not accounted for using contract accounting, the Company allocates revenue to the delivered elements of the arrangement using the residual value method. Therefore, the Company defers revenues from the arrangement fee equal to the fair value of the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of maintenance and postcontract customer support ("PCS") obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts.

        When VSOE does not exist to allocate revenue to each of the various elements of an arrangement and revenue cannot be allocated using the residual value method, the entire fee from the arrangement is deferred until the earlier of the establishment of VSOE or the delivery of all the elements of the arrangement.

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

Warranty Obligations

        The Company's standard warranty is a three-year return-to-factory policy that covers both parts and labor. For products that it distributes and for drives and tapes used in its products that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company also provides on-site service for the first warranty year of its enterprise-class products, for which it contracts with third-party service providers. For certain products, the Company offers a program called XchangeNOW as part of its return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request. The defective unit is then shipped back to Overland using the shipping materials from the replacement unit.

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

Impairment of Assets

        The Company also considers potential impairment of both tangible and intangible assets when circumstances indicate that the carrying amount of an asset may not be recoverable. In such circumstances, the Company may be required to incur material charges relating to the impairment of such asset. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value and would be recorded s a reduction in the carrying value of the related assets and be charged to results of operations.

Results of Operations

        The following tables set forth certain financial data as a percentage of net revenues:

	Fiscal Years Ended June 30,
	2002	2001	2000
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	74.0%	74.9%	75.2%

Gross profit	26.0%	25.1%	24.8%

Operating expenses:
Sales and marketing	12.9%	10.5%	11.6%
Research and development	4.0%	6.5%	5.9%
General and administrative	5.1%	5.7%	5.0%

	22.0%	22.7%	22.5%

Income from operations	4.0%	2.4%	2.3%
Other income, net	0.2%	0.2%	0.5%

Income before income taxes	4.2%	2.6%	2.8%
Provision for income taxes	1.4%	1.0%	1.1%

Net income	2.8%	1.6%	1.7%

Fiscal Year 2002 Compared to Fiscal Year 2001

        Net Revenues.    Net revenues of $163.4 million in fiscal year 2002 were $7.7 million or 4.9% above net revenues of $155.7 million in fiscal year 2001. This revenue growth reflects the continued strong performance of the Company's Neo series line of tape library products. Sales within the Company's Library product lines (Neo, LibraryXpress®, LibraryPro, Autoloaders and MinilibraryXpress™) grew 2.9% to $129.6 million, compared to $125.9 million in fiscal year 2001. Fiscal year 2002 sales to OEM customers were flat compared to fiscal year 2001 and sales to HP were up 3.6%. The increase in HP Neo series revenues directly offset the decrease in sales to HP of the Company's predecessor

LibraryXpress products and accounted for 64.6% of total library sales to HP during fiscal year 2002. Sales to HP accounted for 62.5% of total net revenues in fiscal year 2002, compared to 63.0% in fiscal year 2001.

        Net revenues from Overland branded products during the fiscal year 2002 grew 13.8% over fiscal year 2001 from $49.7 million to $56.5 million. Excluding the DAT/Travan/Ditto products that the Company no longer sells, branded sales were up 20.6% over fiscal year 2001. Reflected in this growth is the transition from LibaryXpress to the Neo series products with the increase in Neo more than offsetting the decrease in LibraryXpress. Also contributing to the increase, the Company's branded Autoloader products increased 50.4% when compared to fiscal year 2001 due to an increased focus with our domestic direct marketers and a number of significant deals in Europe where the end-user is deploying the products in multiple branch offices and other small environments.

        Net revenues from spare parts of $17.7 million in fiscal year 2002 were $9.4 million or 112.4% above net revenues of $8.3 million in fiscal year 2001. This increase was due primarily to the sales of spare parts for the Company's Neo series products as OEM partners, branded channel partners and service providers placed stocking orders of Neo series spare parts.

        VR2 revenues during fiscal year 2002 amounted to $2.6 million and were comprised of chip sales of $1.2 million, engineering service fees of $1.0 million and royalties of $431,000. VR2 revenues during fiscal year 2001 amounted to $1.3 million and were comprised of chip sales of $504,000, engineering service fees of $630,000 and royalties of $168,000.

        Revenues of $6.9 million from the Company's legacy 36-track products during fiscal year 2002 decreased $2.6 million or 27.0% compared to fiscal year 2001. During the third quarter of fiscal year 2002 the Company made the final shipments of its legacy 36-track products as low product demand prompted the Company to shift the products to end-of-life status. Sales of the Company's discontinued DAT/Travan based products in fiscal year 2002 declined by $3.0 million or 87.1% from the prior year.

        A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Fiscal Years Ended June 30,
	2002	2001	2000
LibraryXpress products:
Neo series	43.5%	3.8%	0.0%
LibraryXpress	15.7%	57.5%	62.1%
Autoloaders	8.9%	7.4%	8.8%
LibraryPro	8.2%	9.2%	1.0%
MinilibraryXpress	3.0%	3.0%	6.0%

	79.3%	80.9%	77.9%
Spare parts, drives, other	14.6%	10.0%	9.6%
36-track	4.2%	6.1%	10.2%
Discontinued products	0.3%	2.2%	2.0%
VR2	1.6%	0.8%	0.3%

	100.0%	100.0%	100.0%

        Gross Profit.    The Company's gross profit amounted to $42.4 million in fiscal year 2002, an increase of $3.4 million or 8.7% from $39.0 million in fiscal year 2001, resulting primarily from higher sales volumes. The gross margin percentage increased to 26.0% in fiscal year 2002 from 25.1% in fiscal year 2001. Excluding the non-recurring charges discussed below under the caption entitled "Fiscal Year

2001 Compared to Fiscal Year 2000—Non-recurring Charges", gross margin as a percent of revenue fell slightly from 26.4% in fiscal year 2001 to 26.0% in fiscal year 2002. This decrease was due primarily to a higher concentration of revenues generated from the Company's newest products, which initially generated lower gross margins until their costs were reduced by economies realized from increasing production volumes. During the first quarter of fiscal year 2002, the Company consumed many of the expensive early production components and margins continued to improve throughout the fiscal year as the Company benefited from the lower unit costs of higher volume purchasing and cost reduction programs. Partially offsetting the lower margins as a result of the high concentration of the Company's newest products was (i) an increased concentration of higher margin spare parts revenue, (ii) an increased concentration of higher margin Overland branded product sales, and (iii) the increase in VR2 contract engineering services revenue, Seagate chip sales and royalties, all which carry a significantly higher margin than the Company's revenue from product sales.

        Sales and Marketing Expenses.    Sales and marketing expenses amounted to $21.0 million, representing 12.9% of net revenues in fiscal year 2002, compared to $16.4 million or 10.5% of net revenues in fiscal year 2001. Increased expenditures were due primarily to salary and related expenses associated with the expansion of the Company's commercial distribution channel and its continued focus on building its brand name. Also contributing to the increase, to a lesser extent, were the costs associated with the launch of the Company's open storage management software products, which occurred during the fourth quarter of fiscal year 2002.

        Research and Development Expenses.    R&D expenses amounted to $6.6 million or 4.0% of net revenues in fiscal year 2002, compared to $10.1 million or 6.5% of net revenues in fiscal year 2001. This decrease reflects the elimination of development expenses resulting from the sale of the Company's Travan based WS-30 and EDT-40 tape drive designs in June 2001, along with lower material and non-recurring engineering fees primarily related to the completion of the development of the Neo series products during fiscal year 2001. Partially offsetting this decrease was a $228,000 charge reflecting an adjustment in the Company's estimated liability related to the closure of the Longmont facility. This adjustment was based upon the increased amount of time that the Company believes will be required to sublease the facility, given the weakening real estate market in Longmont, Colorado. Also, included in the fiscal year 2001 amount were the costs associated with the effective termination of the Longmont operations as a result of the sale of the Company's Travan-based products design and the discontinuance of the remaining Travan-based products discussed below under the caption entitled "Fiscal Year 2001 Compared to Fiscal Year 2000—Non-recurring Charges".

        General and Administrative Expenses.    General and administrative expenses amounted to $8.4 million or 5.1% of net revenues in fiscal year 2002, compared to $8.9 million or 5.7% of net revenues in fiscal year 2001. The decrease is due primarily to the absence of severance expenses resulting from the reduction in force in the fourth quarter of fiscal year 2001 and legal fees related to the settlement of two lawsuits, each of which were included in the fiscal year 2001 amounts. Partially offsetting this decrease was an increase in bad debt expense compared to fiscal year 2001 due primarily to the bankruptcy of one of the Company's European distributors.

        Interest Income/Expense.    In fiscal year 2002, the Company generated net interest income of $269,000, compared to net interest income of $473,000 in fiscal year 2001. The decrease was due to interest expense as a result of the Company's outstanding term loan combined with lower yields on the Company's investments notwithstanding higher average cash balances.

        Income Taxes.    The Company's fiscal year 2002 provision for state and federal income taxes amounted to $2.3 million. This equated to an effective tax rate of 34.3% in fiscal year 2002, down from 37.9% in fiscal year 2001. The decrease in the effective tax rate from the prior year is due primarily to increased benefit from foreign sales qualifying for foreign sales corporation treatment compared to prior years, as well as the generation of research and development tax credits.

Fiscal Year 2001 Compared to Fiscal Year 2000

        Net Revenues.    The Company's net revenues of $155.7 million in fiscal year 2001 grew by $32.7 million or 26.6% over net revenues of $123.0 million in fiscal year 2000. Sales within the Company's LibraryXpress product line grew 31.3% to $125.9 million, compared to $95.9 million in fiscal year 2000, due to increased shipments to HP and the incremental growth of the LibraryPro and the recently launched Neo series products. Sales to HP accounted for 63% of total net revenues in fiscal year 2001, compared to 54% in fiscal year 2000. As expected, sales of the Company's 36-track products continued to decline and amounted to $9.5 million in fiscal year 2001, compared to $12.4 million in fiscal year 2000, due primarily to lower shipments to IBM.

        Non-recurring Charges.    During the fourth quarter of fiscal year 2001, the Company incurred several one-time pre-tax charges, including a $2.5 million charge related to the sale of its Travan-based WS30 and EDT40 tape drive designs and related assets and the exit of the entry-level tape drive business, a $711,000 charge as a result of the Company's reduction in force in April 2001 and a $406,000 charge related to the write-off of an optical product design and two lawsuit settlements. The charge related to the sale of the Travan design and exit of the entry-level tape drive business included a $2.0 million inventory write down, recorded in costs of revenues related to the remaining Travan-based inventory, $365,000 classified as research and development related to the closing of the Company's Longmont, Colorado facility, including severance expenses associated with the remaining employees formerly employed by Tecmar and other costs including the write-down of the remaining Travan-based fixed assets and legal fees associated with the sale. The severance costs resulting from the reduction of the Company's workforce included one officer and 26 middle manager and staff level positions. The severance costs were classified as follows: $485,000 to general and administrative expense; $114,000 to cost of revenues; $65,000 to sales and marketing expense; and $47,000 to research and development expense. These severance costs include payments under the Company's severance policy or, in the case of the officer, an individual severance agreement, related payroll taxes and outplacement expenses.

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

        Sales and Marketing Expenses.    Sales and marketing expenses amounted to $16.4 million, representing 10.5% of net revenues in fiscal year 2001, compared to $14.3 million or 11.6% of net revenues in fiscal year 2000. Increased expenditures were due primarily to a full year of salary and related expenses associated with employees hired near the end of fiscal year 2000 and costs associated with the launch of the new Neo series product line during the year. The Company continued to focus efforts in fiscal year 2001 on building its brand name and the expansion of its commercial distribution channel.

        Research and Development Expenses.    R&D expenses amounted to $10.1 million or 6.5% of net revenues in fiscal year 2001, compared to $7.3 million or 5.9% of net revenues in fiscal year 2000. The increased expenses were attributable to a full year of costs associated with the personnel formerly employed by Tecmar and higher developmental material costs related primarily to the Neo series development program. Also included in the fiscal year 2001 amount were the costs associated with the effective termination of the Longmont operations as a result of the sale of the Company's Travan-based products design and the discontinuance of the remaining Travan-based products.

        General and Administrative Expenses.    General and administrative expenses amounted to $8.9 million or 5.7% of net revenues in fiscal year 2001, compared to $6.2 million or 5.0% of net revenues in fiscal year 2000. The increased level of expenses in fiscal year 2001 included an increase in salary and related expenses associated with the hiring of a new president and chief executive officer, additional information technology resources to support the increased level of business, an increase in bad debt expense due primarily to a reversal of bad debt expense during fiscal year 2000, severance expenses resulting from the fourth quarter reduction in force and increased legal fees related primarily to the settlement of two lawsuits.

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

Liquidity and Capital Resources

        The primary source of liquidity for the Company has historically been cash generated from operations. In the second and third quarters of fiscal year 2002, the Company supplemented cash generated from operations by borrowing on a term loan under its new credit facility (described below) to fund tenant improvements and equipment purchases for its new headquarter facilities. During fiscal year 2002, the Company's cash and cash equivalents increased by $16.0 million as operating cash inflows of $15.1 million and inflows from financing activities of $7.4 million exceeded capital expenditures of $6.5 million. Operating cash inflows during fiscal year 2002 resulted from a decrease in inventories, net income during the period and the collection of receivables, all of which were partially offset by a decrease in accounts payable and accrued liabilities. Capital expenditures during fiscal year 2002 were comprised primarily of tenant improvements and machinery and equipment related to the construction of the Company's new headquarter facilities. At June 30, 2002 the Company's new headquarter facilities were complete and occupied. Financing cash inflows during fiscal year 2002 were primarily a result of borrowings under the Company's new credit facility to fund the capital expenditures related to the construction of the new headquarter facilities.

        At June 30, 2002, the Company had a credit facility consisting of a $5.0 million five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10.0 million two-year revolving line of credit for working capital purposes that expires on November 30, 2003. Both the term note and the line of credit are collateralized by a general security interest in the Company's assets. Interest on the term note is set at variable rates equal to the bank's prime rate (4.75% on June 30, 2002) in effect from time to time. Interest on the line of credit is set at the bank's prime rate in effect from time to time minus 0.25% or, at the Company's option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. The term note provides for a nine-month draw period through August 28, 2002, during which period only interest is paid. Upon expiration of the draw period, all amounts outstanding under the note will be payable in 60 equal payments of principal plus interest. At June 30, 2002, $4,655,000, including $776,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. Under a prior revolving credit facility, no borrowings were outstanding during fiscal year 2001.

        In fiscal year 2001, the Company entered into a lease for its new headquarters in San Diego, California. The new headquarters comprise two buildings, representing approximately 160,000 total square feet. The buildings were completed in March 2002 at which time the Company occupied the buildings and the lease commenced. The lease is for a period of 12 years and can be renewed for one additional five-year period. The total approximate future minimum lease payments under this agreement will be $2.6 million in fiscal 2003, $2.7 million in fiscal 2004, $2.8 million in fiscal 2005 and fiscal 2006, $2.9 million in fiscal 2007 and $21.1 million thereafter.

        At June 30, 2002, the Company had $26.9 million of cash and cash equivalents, $54.5 million of working capital, and an unused bank line of credit of $10.0 million. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future. However, the Company's inability to collect its accounts receivable in a timely manner and/or a material decrease in demand for the Company's products (i) would materially and adversely affect the Company's cash generated from operations, which in turn would materially and adversely impact the Company's liquidity, results of operations and financial position, and (ii) could constitute or result in default under the Company's credit facility, which would enable the lender under the credit facility, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender's obligation to extend credit under the credit facility, either of which could materially and adversely impact the Company's liquidity, results of operation and financial position.

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

        The following schedule summarizes the Company's contractual obligations to make future payments as of June 30, 2002: (in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating Leases	39,042	$3,092	$6,254	$6,266	$23,430
Debt	4,655	776	1,862	1,862	155

Total Contractual Cash Obligations	$43,697	$3,868	$8,116	$8,128	$23,585

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

Recent Accounting Pronouncements

        In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, "Reporting the Results of Operations—Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 144 as of the beginning of fiscal 2003. The Company does not expect the adoption of FAS 144 to have a material impact on its operating results and financial position.

        In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". FAS 146 replaces EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The FASB issued FAS 146 to address the accounting and reporting for costs associated with exit or disposal activities because entities increasingly are engaging in exit and disposal activities and certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Issue 94-3 that did not meet the definition of a liability in FASB Concepts Statement No. 6, "Elements of Financial Statements". Companies are required to adopt FAS 146 for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FAS 146 to have a material impact on its operating results and financial position.

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

        Interest Rate Risk.    The Company's financial instruments with market risk exposure are the Company's cash equivalents, short-term investments, term note and, to the extent utilized, revolving line of credit. At June 30, 2002, $4,655,000, including $776,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. To achieve this objective, the Company currently maintains a portfolio of high-grade commercial paper and money market funds.

        Interest on the Company's term note is set at variable rates equal to the bank's prime rate in effect from time to time. Interest on the line of credit is set at the bank's prime rate in effect from time to time minus 0.25% or, at the Company's option, a rate equal to LIBOR plus 2.25%. The Company's objective in maintaining access to these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall costs as compared with fixed rate borrowings.

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

        The Company's wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on the Company's results during fiscal year 2002 was not material.

ITEM 8. Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        The information required by this item is included under the captions entitled "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. Executive Compensation

        The information required by this item is included under the caption entitled "Compensation of Executive Officers", "Non-Employee Director Compensation" and "Report of the Compensation Committee of the Board of Directors on Executive Compensation" in the Company's Proxy Statement to be filed for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

        The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1) Financial Statements. The following Consolidated Financial Statements of Overland Storage, Inc. and Report of Independent Accountants are included in a separate section of this Report at the page numbers so indicated:

        (a)(2) Financial Statement Schedule. The following financial statement schedule of Overland Storage, Inc. for the years ended June 30, 2002, 2001 and 2000 is filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of Overland Storage, Inc.:

Schedule II—Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

        (a)(3) Exhibits

3.1	Overland's Amended and Restated Articles of Incorporation.
3.2	Overland's Bylaws. (6)
4.1	Specimen stock certificate.
10.1	Build-to-Suit Single Tenant Lease dated October 12, 2000 by and between Overland and LBA-VIF One, LLC. (5)
10.2	First Amendment to Lease dated January 18, 2001 by and between Overland and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC. (8)
10.3	Second Amendment to Lease dated March 8, 2001 by and between Overland and LBA Overland, LLC. (8)
10.4	Business Loan Agreement dated November 28, 2001 by and between Overland and Comerica Bank-California. (10)
10.5	Security agreement dated November 28, 2001 by and between Overland and Comerica Bank-California. (10)
10.6	Master Revolving Note dated November 28, 2001 by and between Overland and Comerica Bank-California. (10)
10.7	Variable Rate-Single Payment Note dated November 28, 2001 by and between Overland and Comerica Bank-California. (10)
10.8	Design Purchase and Services Agreement dated June 15, 2001 by and between Overland and Seagate Removable Storage Solutions LLC. (7) +
10.9	Supply Agreement dated June 15, 2001 by and between Overland and Seagate Removable Storage Solutions LLC. (7) +
10.10	VR2 Technology License Agreement dated April 27, 2000 by and between Overland and Storage Technology Corp. (2) +
10.11	Amendment to VR2 Technology License Agreement dated June 18, 2002 by and between Overland and Storage Technology Corp. +
10.12	Corporate Purchase Agreement dated June 7, 2000 by and between Overland and Compaq Computer Corporation and its Affiliates. (3) +
10.13*	Form of Indemnification Agreement entered into by and between Overland and each of its directors and officers. (10)
10.14*	Form of Retention Agreement entered into by and between Overland and each of its executive officers. (8)
10.15*	Employment Agreement dated March 12, 2001 by and between Overland and Christopher Calisi. (5)
10.16*	Employment Agreement dated December 4, 2000 by and between Overland and Vernon A. LoForti. (5)
10.17*	Employment Agreement dated April 2, 2001 by and between Overland and Chet Baffa. (8)

10.18*	Second Amendment to 1995 Stock Option Plan. (1)
10.19*	Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan. (8)
10.20*	First Amendment to 1997 Executive Stock Option Plan. (1)
10.21*	Form of Stock Option Agreement for options granted under the 1997 Executive Stock Option Plan. (8)
10.22*	2000 Stock Option Plan, as amended and restated.
10.23*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan. (6)
10.24*	2001 Supplemental Stock Option Plan. (9)
10.25*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2001 Supplemental Stock Option Plan.
10.26*	First Amendment to 1996 Employee Stock Purchase Plan. (1)
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney (included on signature page).

(1)
Incorporated by reference to the Company's Form S-8 Registration Statement No. (333-41754) filed July 19, 2000.
(2)
Incorporated by reference to the Company's Form 8-K filed July 25, 2000.
(3)
Incorporated by reference to the Company's Form 10-K filed September 28, 2000.
(4)
Incorporated by reference to the Company's Form S-8 Registration Statement No. (333-53380) filed Jan. 8, 2001.
(5)
Incorporated by reference to the Company's Form 10-Q filed February 14, 2001.
(6)
Incorporated by reference to the Company's Form 10-Q filed May 15, 2001.
(7)
Incorporated by reference to the Company's Form 8-K filed July 2, 2001.
(8)
Incorporated by reference to the Company's Form 10-K filed September 28, 2001.
(9)
Incorporated by reference to the Company's Form S-8 Registration Statement No. (333-75060) filed Dec. 13, 2001.
(10)
Incorporated by reference to the Company's Form 10-Q filed February 13, 2002.
+
The Company has requested confidential treatment for certain portions of this Exhibit.
*
Management contract or compensation plan or arrangement.

        (b) Reports on Form 8-K. The Company filed the following Current Report on Form 8-K during the fourth quarter of the year ended June 30, 2002:

  (1)
  Current Report on Form 8-K, filed on May 7, 2002 regarding Hewlett-Packard Co.'s continued use of Overland products.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERLAND STORAGE, INC.
Dated: September 27, 2002	By:	/s/ CHRISTOPHER CALISI Christopher Calisi President & Chief Executive Officer

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

Signature	Title	Date

/s/ CHRISTOPHER CALISI Christopher Calisi	President, Chief Executive Officer and Director	September 27, 2002
/s/ VERNON A. LOFORTI Vernon A. LoForti	Vice President, Chief Financial Officer and Secretary	September 27, 2002
/s/ ROBERT A. DEGAN Robert A. Degan	Director	September 27, 2002
/s/ MARTIN D. GRAY Martin D. Gray	Director	September 27, 2002
/s/ SCOTT MCCLENDON Scott McClendon	Director	September 27, 2002
/s/ PETER PREUSS Peter Preuss	Director	September 27, 2002
/s/ JOHN A. SHANE John A. Shane	Director	September 27, 2002

CERTIFICATIONS

I, Christopher Calisi, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Overland Storage, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: September 27, 2002	By:	/s/ CHRISTOPHER CALISI Christopher Calisi, President and Chief Executive Officer

I, Vernon A. LoForti, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Overland Storage, Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: September 27, 2002	By:	/s/ VERNON A. LOFORTI Vernon A. LoForti, Vice President, Chief Financial Officer and Secretary

OVERLAND STORAGE, INC.
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Overland Storage, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of Overland Storage, Inc. and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Diego, California
August 8, 2002

OVERLAND STORAGE, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	June 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$26,884	$10,844
Accounts receivable, less allowance for doubtful accounts of $652 and $603, respectively	21,391	24,090
Inventories	17,503	23,329
Deferred tax assets	3,368	3,436
Other current assets	2,187	2,940

Total current assets	71,333	64,639
Property and equipment, net	9,171	4,795
Other assets	499	737

	$81,003	$70,171

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,266	$10,525
Accrued liabilities	3,705	3,098
Accrued payroll and employee compensation	2,718	2,776
Accrued warranty	1,405	1,241
Current portion of long-term debt	776	—

Total current liabilities	16,870	17,640
Long-term debt	3,879	—
Other liabilities	988	852

Total liabilities	21,737	18,492

Commitments and contingencies (Note 9)
Shareholders' equity:
Common stock, no par value, 25,000 shares authorized; 11,003 and 10,513 shares issued and outstanding at June 30, 2002 and 2001, respectively	36,654	33,614
Accumulated other comprehensive loss	(278)	(332)
Retained earnings	22,890	18,397

Total shareholders' equity	59,266	51,679

	$81,003	$70,171

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended June 30,
	2002	2001	2000
Net revenue:
Product sales	$161,948	$154,928	$122,703
License fees and royalties	1,432	768	276

	163,380	155,696	122,979
Cost of revenues	120,935	116,662	92,460

Gross profit	42,445	39,034	30,519
Operating expenses:
Sales and marketing	20,963	16,392	14,272
Research and development	6,553	10,093	7,253
General and administrative	8,413	8,850	6,183

	35,929	35,335	27,708

Income from operations	6,516	3,699	2,811
Other income (expense):
Interest income, net	269	473	714
Other income (expense), net	54	(156)	(109)

Income before income taxes	6,839	4,016	3,416
Provision for income taxes	2,346	1,522	1,349

Net income	$4,493	$2,494	$2,067

Net income per share:
Basic	$0.42	$0.24	$0.20

Diluted	$0.40	$0.23	$0.19

Shares used in computing net income per share:
Basic	10,641	10,382	10,123

Diluted	11,271	10,884	10,688

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)
				Retained Earnings
	Shares	Amount			Total
Balance at June 30, 1999	10,090	$31,030	$(59)	$13,836	$44,807
Exercise of stock options	187	365			365
Sale of stock through the Company's Employee stock purchase plan	63	300			300
Company repurchases of stock	(70)	(415)			(415)
Tax benefits from exercise of stock options		473			473
Comprehensive income:
Net income				2,067	2,067
Foreign currency translation			(100)		(100)

Balance at June 30, 2000	10,270	31,753	(159)	15,903	47,497

Exercise of stock options	171	457			457
Sale of stock through the Company's Employee stock purchase plan	72	601			601
Stock-based compensation		97			97
Tax benefits from exercise of stock options		706			706
Comprehensive income:
Net income				2,494	2,494
Foreign currency translation			(173)		(173)

Balance at June 30, 2001	10,513	33,614	(332)	18,397	51,679

Exercise of stock options	439	2,454			2,454
Sale of stock through the Company's Employee stock purchase plan	51	301			301
Stock-based compensation		5			5
Tax benefits from exercise of stock options		280			280
Comprehensive income:
Net income				4,493	4,493
Foreign currency translation			54		54

Balance at June 30, 2002	11,003	$36,654	$(278)	$22,890	$59,266

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2002	2001	2000
Operating activities:
Net income	$4,493	$2,494	$2,067
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	450	(761)	(1,991)
Depreciation and amortization	2,109	1,915	1,619
Bad debt expense (benefit)	230	277	(447)
Tax benefits from exercise of stock options	280	706	473
Loss (gain) on disposition of assets	24	(442)	(187)
Non-cash compensation	5	97	12
Changes in assets and liabilities:
Accounts receivable	2,469	(1,569)	(8,466)
Inventories	5,826	(1,221)	(592)
Other assets	735	(1,104)	131
Accounts payable and accrued/other liabilities	(1,478)	(5,477)	11,592
Accrued payroll and employee compensation	(58)	505	444

Net cash provided by (used in) operating activities	15,085	(4,580)	4,655

Investing activities:
Capital expenditures	(6,509)	(2,068)	(1,908)
Proceeds from sale of assets	—	833	100
Acquisition of certain Tecmar assets	—	—	(3,410)

Net cash used in investing activities	(6,509)	(1,235)	(5,218)

Financing activities:
Proceeds from long-term debt	4,655	—	—
Proceeds from exercise of stock options	2,454	457	353
Proceeds from issuance of common stock	301	601	300
Stock repurchases	—	—	(415)

Net cash provided by financing activities	7,410	1,058	238

Effect of exchange rate changes on cash	54	(173)	(100)

Net increase (decrease) in cash and cash equivalents	16,040	(4,930)	(425)
Cash and cash equivalents, beginning of year	10,844	15,774	16,199

Cash and cash equivalents, end of year	$26,884	$10,844	$15,774

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,574	$4,468	$648

Cash paid for interest	$86	$—	$3

Acquisition of businesses:
Fair value of:
Assets acquired			$3,812
Liabilities assumed			(402)

Cash paid for acquisitions			$3,410

See accompanying notes to consolidated financial statements

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

        Overland Storage, Inc., formerly Overland Data, Inc. (the "Company") was incorporated on September 8, 1980 under the laws of the State of California. The Company designs, develops, manufactures, markets and supports automated tape data storage systems used by businesses for backup, archival and data interchange functions in environments from small businesses to large enterprises requiring high-availability networks. In addition, on June 11, 2002 the Company launched a family of open storage management software solutions aimed at mid to large-sized enterprises. The Company's fiscal year ends on the Sunday closest to June 30. For ease of presentation, the Company's year-end is deemed to be June 30. Fiscal years 2002 and 2001 each included 52 weeks, while fiscal year 2000 included 53 weeks.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Overland Storage (Europe) Ltd., Overland Storage SARL, Overland Storage GmbH, Tecmar, Inc. and Overland Storage Export Limited, a foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

        Revenue on direct product sales (excluding sales to commercial distributors and Hewlett-Packard Company ("HP")) is recognized upon shipment of products to such customers. These customers are not subject to any specific right of return or price protection, except for any defective product which may be returned under the Company's warranty policy. Title and risk of loss transfer to the customer when the product leaves the Company's dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At June 30, 2002, approximately $885,000 of product had been shipped to the Company's commercial distributors, but not yet shipped to ultimate customers. As part of its agreement with HP, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by HP to fulfill its customer orders, at which time, generally the same business day, the Overland sale is recorded.

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

        The Company recognizes software revenues in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). The Company licenses software under noncancelable perpetual agreements. License revenues are recognized in the period in which the license agreement is in place, the fee is fixed and determinable, delivery of the technology has occurred and collectibility is probable. Sales through the Company's resellers are evidenced by a master agreement governing the relationship together with binding purchase orders digitally/electronically placed on the Company's business to business ordering system. The license is considered delivered, and the license revenue is recognized, when the reseller is issued a license key in the name of a specifically identified end user.

        For software arrangements that include multiple elements, SOP 97-2 requires the Company to allocate the fee to the individual elements based on vendor-specific objective evidence of fair value ("VSOE"), regardless of the prices stated within the contract. VSOE is limited to the price charged when the element is sold separately or, for an element that is not yet sold separately, the price established by management having the relevant authority. When there is VSOE for the undelivered elements in multiple-element arrangements that are not accounted for using contract accounting, the Company allocates revenue to the delivered elements of the arrangement using the residual value method. Therefore, the Company defers revenues from the arrangement fee equal to the fair value of the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of maintenance and postcontract customer support ("PCS") obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts.

        When VSOE does not exist to allocate revenue to each of the various elements of an arrangement and revenue cannot be allocated using the residual value method, the entire fee from the arrangement is deferred until the earlier of the establishment of VSOE or the delivery of all the elements of the arrangement.

Shipping and Handling

        Amounts billed to customers for shipping and handling are included in product sales and costs incurred related to shipping and handling are included in cost of revenues.

Warranty Costs

        The Company generally provides a three-year return-to-factory warranty on its Neo Series, LibraryXpress, MiniLibraryXpress and LoaderXpress products and a two-year return-to-factory warranty on its other products. In addition, with the exception of sales to OEM customers, on-site warranties are provided for certain of the Company's line of Neo Series and LibraryXpress products. The Company records a provision for estimated future warranty costs at the time of shipment for both the return-to-factory and on-site warranties. Separately priced on-site warranties are offered for sale to customers of other product lines. The Company contracts with outside vendors to provide service relating to all on-site warranties. Warranty revenues and amounts paid in advance to outside service organizations are recognized in the financial statements in revenues and cost of revenues, respectively, over the warranty period.

Research and Development Costs

        Research and development costs are expensed as incurred.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for 2002, 2001 and 2000 were $1,539,000, $1,689,000 and $1,879,000, respectively.

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, trade receivables and payables and its revolving line of credit and note payable (Note 4). The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates.

Comprehensive Income

        Comprehensive income for the Company includes net income and foreign currency translation adjustments, which are charged or credited to accumulated other comprehensive income within shareholders' equity.

Segment Data

        The Company reports segment data based on the management approach. The management approach designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company's reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. Based on the criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that it operates in one segment providing data storage solutions for mid-range computer networks. The Company also discloses information about products and services, geographic areas and major customers.

Information about Geographic Areas

        The Company markets its products domestically and internationally, with its principal international market being Europe. The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Revenues	Long Lived Assets
	(in thousands)
2002
United States	$86,260	$8,381
Netherlands	23,795	—
United Kingdom	21,872	790
Rest of Europe	18,028	—
Other foreign countries	13,425	—

	163,380	9,171

2001
United States	81,942	3,976
Netherlands	29,576	—
United Kingdom	11,739	819
Rest of Europe	15,494	—
Other foreign countries	16,945	—

	155,696	4,795

2000
United States	70,528	4,204
Netherlands	12,967	—
United Kingdom	8,789	829
Rest of Europe	14,971	—
Other foreign countries	15,724	—

	$122,979	$5,033

        Revenues attributed to the Netherlands and the United Kingdom was primarily the result of shipments to Compaq/HP European distribution centers.

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

        The Company's largest single customer accounted for approximately 62%, 63% and 54% of sales in fiscal years 2002, 2001 and 2000, respectively, and approximately 49%, 62% and 56% of accounts receivable at June 30, 2002, 2001 and 2000, respectively. No other customer accounted for 10% or more of sales in any of the three years presented.

Cash Equivalents

        Highly liquid investments with original maturities of three months or less are classified as cash equivalents.

Inventories

        Inventories are stated at the lower of cost (first-in-first-out method) or market.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets as follows:

Leasehold improvements	12 years
Machinery and equipment	3-5 years
Furniture and fixtures	5 years
Computer equipment	3-5 years

        Expenditures for normal maintenance and repair are charged to expense as incurred, and improvements are capitalized. Upon the sale or retirement of property or equipment, the asset cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in the results of operations.

Long-Lived Assets

        The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and be charged to results of operations. An impairment loss would be recognized when the sum of the expected future net undiscounted cash flows is less than the carrying amount of the asset. The Company has not recorded any material impairment losses.

Foreign Currency Translation

        The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate during the year for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income within shareholders' equity. Gains or losses from foreign currency transactions are recognized currently in income. Such transactions resulted in a gain of $29,000 and losses of $398,000 and $118,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

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

Net Income Per Share

        Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 877,000, 682,000 and 337,000 in the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

        A reconciliation of the calculation of basic and diluted earnings per share is as follows:

	Year Ended June 30,
	2002	2001	2000
	(in thousands, except per share data)
Net income	$4,493	$2,494	$2,067

Basic:
Weighted average number of common shares outstanding	10,641	10,382	10,123

Basic net income per share	$0.42	$0.24	$0.20

Diluted:
Weighted average number of common shares outstanding	10,641	10,382	10,123
Common stock equivalents using the treasury stock method	630	502	565

Shares used in computing net income per share	11,271	10,884	10,688

Diluted net income per share	$0.40	$0.23	$0.19

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current year presentation.

Effects of Recent Accounting Pronouncements

        In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, "Reporting the Results of Operations—Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 144 as of the beginning of fiscal 2003. The Company does not expect the adoption of FAS 144 to have a material impact on its operating results and financial position.

        In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". FAS 146 replaces EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The FASB issued FAS 146 to address the accounting and reporting for costs associated with exit or disposal activities because entities increasingly are engaging in exit and disposal activities and certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Issue 94-3 that did not meet the definition of a liability in FASB Concepts Statement No. 6, "Elements of Financial Statements". Companies are required to adopt FAS 146 for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FAS 146 to have a material impact on its operating results and financial position.

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

        In the fourth quarter of fiscal year 2000, the Company finalized the Tecmar purchase price allocation. The reallocation of the purchase price resulted in a reduction of the value assigned to inventories and a corresponding reversal of negative goodwill previously recorded. Additionally, Ditto sales had declined more rapidly than expected, and significant Tecmar, Inc, resources were dedicated to support the product line. As a result, the Company elected to discontinue the Ditto line of products, which was included in the Tecmar purchase. The Company recorded a $1.7 million pre-tax charge to cost of revenues, recorded in the fourth quarter of fiscal year 2000, to write off the related Ditto inventories. This charge was determined by valuing the remaining Ditto inventory at its net realizable value less estimated costs to dispose.

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

        As a result of the sale of the Designs and the related exit of the entry-level tape drive business in June 2001, the Company recorded a pretax charge of $2,535,000, including: $1,979,000 in inventory impairments; $205,000 of lease exit costs related to the Company's Longmont facility; $160,000 of severance costs; $142,000 in fixed asset impairments; and legal fees. All accrued amounts, with the exception of the lease exit costs, were paid during calendar year 2002. The lease exit costs are expected to be paid over the remaining life of the lease.

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

NOTE 3—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	June 30,
	2002	2001
	(in thousands)
Inventories:
Raw materials	$8,659	$15,113
Work in process	2,724	1,518
Finished goods	6,120	6,698

	$17,503	$23,329

Property and equipment:
Machinery and equipment	$5,894	$4,984
Computer equipment	6,075	5,073
Furniture and fixtures	1,079	545
Leasehold improvements	3,657	1,594

	16,705	12,196
Less accumulated depreciation
and amortization	(7,534)	(7,401)

	$9,171	$4,795

        Depreciation and amortization expense was $2,109,000, $1,915,000 and $1,619,000 in fiscal years 2002, 2001 and 2000, respectively.

NOTE 4—LONG-TERM DEBT

        At June 30, 2002, the Company had a credit facility consisting of a $5.0 million five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10.0 million two-year revolving line of credit for working capital purposes that expires on November 30, 2003. Both the term note and the line of credit are collateralized by a general security interest in the Company's assets. Interest on the term note is set at variable rates equal to the bank's prime rate (4.75% on June 30, 2002) in effect from time to time. Interest on the line of credit is set at the bank's prime rate in effect from time to time minus 0.25% or, at the Company's option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. The term note provides for a nine-month draw period through August 28, 2002, during which period only interest is paid. Upon expiration of the draw period, all amounts outstanding under the note will be payable in 60 equal payments of principal plus interest. At June 30, 2002, $4,655,000, including

$776,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. Under a prior revolving credit facility, no borrowings were outstanding during fiscal year 2001.

        The aggregate maturities for long-term debt for the five years after June 30, 2002 are $776,000 for the twelve months ending June 30, 2003 and $931,000 for each of the four years thereafter.

NOTE 5—INCOME TAXES

        The components of income before income tax provisions were as follows:

	Year ended June 30,
	2002	2001	2000
	(in thousands)
Domestic	$5,616	$3,779	$2,455
Foreign	1,223	238	961

	$6,839	$4,017	$3,416

        The provision for income taxes includes the following:

	Year ended June 30,
	2002	2001	2000
	(in thousands)
Current:
Federal	$1,382	$1,775	$2,422
State	205	445	641
Foreign	309	63	277

	1,896	2,283	3,340

Deferred:
Federal	300	(649)	(1,578)
State	150	(156)	(413)
Foreign	—	44	—

	450	(761)	(1,991)

	$2,346	$1,522	$1,349

        A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes to the total income tax provision reported in the Consolidated Statement of Operations is as follows:

	Year ended June 30,
	2002	2001	2000
	(in thousands)
U.S. Federal income tax at statutory rate	$2,325	$1,366	$1,162
State income taxes, net of federal benefit	234	190	151
Extraterritorial income exclusion benefit	(272)	(169)	(47)
Permanent differences	58	39	31
Other	1	96	52

Provision for income taxes	$2,346	$1,522	$1,349

        Deferred income taxes at June 30, 2002 and 2001 comprised:

	June 30,
	2002	2001
	(in thousands)
Deferred tax assets:
Inventory	$1,352	$1,782
Warranty reserves	965	899
State income taxes	70	151
Barter credits	459	459
Vacation and deferred compensation	284	207
Reserve for doubtful accounts	260	193
Other	6	152

Gross deferred tax asset	3,396	3,843

Deferred tax liabilities
Property and equipment depreciation	(116)	—
Other	(44)	(157)

Gross deferred tax liability	(160)	(157)

Net deferred income taxes	$3,236	$3,686

NOTE 6—STOCK OPTIONS

        The Company has eight active stock option plans, administered by the Compensation Committee of the Board of Directors, which provide for the issuance of options to employees, officers, directors and consultants. As of June 30, 2002, the Company had reserved 5,106,990 shares of common stock for issuance under the 1991 Non-Qualified Stock Option Plan ("1991 Plan"), 1993 Stock Option Plan, 1993-A Stock Option Plan, 1992-A Non-Qualified Stock Option Plan ("1992 Plan"), 1995 Stock Option Plan ("1995 Plan"), 1997 Executive Stock Option Plan ("1997 Plan"), 2000 Stock Option Plan ("2000 Plan"), and the 2001 Supplemental Stock Option Plan ("2001 Plan") (collectively, the "Option Plans"). The Option Plans provide for the granting of stock options equal to the fair market value of the

Company's Common Stock on the date the option is granted. The Option Plans have been approved by shareholders with the exception of the 1991 Plan, the 1992 Plan, and the 2001 Plan. Currently, we may grant options only from the 1995 Plan, the 1997 Plan, the 2000 Plan and the 2001 Plan. Certain options issued under selected plans call for 100% vesting of outstanding options upon a change of control of the Company. Options granted during the last two fiscal years generally vest over a three year period, with monthly vesting from the date of grant. Options granted in prior years generally vested at a rate of 25% per year over a four-year period from the date of grant. Options expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within 30 days, or upon death or disability, where an extended six or twelve-month exercise period is specified. As of June 30, 2002, approximately 2.8 million shares are reserved for issuance upon exercise of outstanding options and approximately 895,000 are available for grant under the Option Plans.

        Option activity for the three years ended June 30, 2002 is summarized as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 30, 1999	1,479,629	$4.73
Options granted	720,500	7.68
Options exercised	(186,771)	1.89
Options forfeited	(128,000)	6.00

Options outstanding at June 30, 2000	1,885,358	$6.05
Options granted	1,459,050	8.52
Options exercised	(170,789)	2.67
Options forfeited	(399,898)	7.13

Options outstanding at June 30, 2001	2,773,721	$7.40
Options granted	634,103	8.38
Options exercised	(439,445)	5.59
Options forfeited	(177,017)	8.67

Options outstanding at June 30, 2002	2,791,362	$7.83

        The following table summarizes information about stock options outstanding as of June 30, 2002, 2001 and 1999:

	Options Outstanding
				Options Exercisable
		Weighted-Average Remaining Contractual Life
Range of Exercise Prices	Shares Outstanding		Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
June 30, 2002:
$ 0.20- 3.34	141,953	2.8	$1.80	141,953	$1.80
3.35- 8.34	1,351,222	7.6	6.63	729,947	6.63
8.35-10.01	1,040,309	8.5	8.98	554,313	9.13
10.02-16.69	257,878	9.4	12.82	21,529	12.84

$ 0.20-16.69	2,791,362	7.8	$7.83	1,447,742	$7.21

June 30, 2001:
$ 0.20- 3.34	191,275	3.7	$1.73	191,275	$1.73
3.35- 8.34	1,306,001	7.1	6.47	597,792	6.27
8.35-10.01	1,193,445	8.8	9.01	229,204	9.52
10.02-16.69	83,000	7.6	11.97	22,279	12.20

$ 0.20-16.69	2,773,721	7.6	$7.40	1,040,550	$6.28

June 30, 2000:
$ 0.20- 0.88	226,557	2.8	$0.62	226,557	$0.62
0.89- 3.75	149,150	5.7	2.43	129,650	2.33
3.76- 6.94	755,250	8.5	5.61	219,375	5.56
6.95-11.88	728,401	8.2	8.62	221,026	7.84
11.89-16.69	26,000	9.8	14.52	—	—

$ 0.20-16.69	1,885,358	7.5	$6.05	796,608	$4.26

1996 Employee Stock Purchase Plan

        In February 1997, the Company adopted the 1996 Employee Stock Purchase Plan (the "ESPP") whereby 250,000 shares of Common Stock were reserved for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. In November 1998, the shareholders approved an amendment to increase the total number of shares of Common Stock from 250,000 to 500,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase Common Stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares in any one offering period. The ESPP is administered by an Administrative Committee appointed by the Board of Directors and provides generally that the purchase price must not be less than 85% of the fair market value of the Common Stock on the first or last day of the offering period, whichever is lower. During fiscal years 2002, 2001 and 2000, a total of 51,076, 71,634 and 63,463 shares, respectively, were issued for combined proceeds of $301,000, $601,000 and $300,000, respectively. As of June 30, 2002 approximately 149,000 shares are available for grant.

Pro Forma Information

        The Company accounts for employee stock-based compensation using the intrinsic value method. In most cases, no compensation expense has been recognized for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the date of grant. No compensation expense has been recognized for purchase rights under the ESPP as they have been granted in accordance with the terms of the ESPP. Had compensation expense for the Company's employee stock-based compensation awards issued during 2002, 2001 and 2000 been determined based on a fair value method, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,
	2002	2001	2000
	(in thousands, except per share amounts)
Net income:
As reported	$4,493	$2,494	$2,067
Pro forma	1,716	(559)	669
Diluted net income per share:
As reported	$.40	$.23	$.19
Pro forma	.15	(.05)	.06

        The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model. The weighted-average estimated fair value of employee stock options granted during fiscal years 2002, 2001 and 2000 were $6.42, $6.27 and $5.47 per share, respectively. The weighted average assumptions used for grants during the fiscal years 2002, 2001 and 2000 were: no dividend yield for all years, risk-free interest rates of 4.8%, 5.5% and 6.4%, respectively, expected volatility of 82%, 81% and 80%, respectively, and expected lives of 7.0 years for all fiscal years.

        The fair value of each share purchase right under the ESPP is estimated at the inception of each offering period also using a Black-Scholes option-pricing model. The weighted-average estimated fair value of each share purchase right granted during fiscal years 2002, 2001 and 2000 were $4.36, $4.32 and $3.39 per share, respectively. The weighted average assumptions used during fiscal years 2002, 2001 and 2000 were: no dividend yield for all years, risk-free interest rates of 4.8%, 5.5% and 6.4%, respectively, expected volatility of 106%, 94% and 118%, respectively, and an expected life of 6 months for all fiscal years.

NOTE 7—401(k) PLAN

        In January 1994, the Company adopted an employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of all participants. In January 1998, the Company began matching employee contributions at 50%, and in July 2000 increased the matching contribution to 75%, for up to 6% of an employee's pretax income. The totals of these employer contributions were $538,000, $562,000 and $290,000 in fiscal years 2002, 2001 and 2000, respectively.

NOTE 8—ACCRUED RESTRUCTURING CHARGES

        During the fourth quarter of fiscal year 2001, the Company recorded a pretax charge of $2,535,000 related to the sale of its Travan-based WS30 and EDT40 tape drive designs and related assets and the exit of the entry-level tape drive business including the planned closure of its Longmont, Colorado facility. The following table summarizes the activity and balances of the accrued restructuring charges through June 30, 2002:

(in thousands)	Employee Related	Lease and Facility	Total
Restructuring charge	$159	$204	$363
Cash payments	(31)	—	(31)

Accrued restructuring charges at June 30, 2001	128	204	332
Cash payments	(128)	—	(128)
Adjustments	—	228	228

Accrued restructuring charges at June 30, 2002	$—	$432	$432

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

        As of June 30, 2002, the exit of the entry-level tape drive business was complete and all accrued employee benefits, payable by the Company had been paid. The remaining accrued facility costs are expected to be paid over the remaining life of the lease.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases its office, production and sales facilities under non-cancelable operating leases, which expire in various years through fiscal year 2015. The leases provide for biennial or annual rent escalations intended to approximate increases in cost of living indices, and certain of the leases provide for rent abatement. At June 30, 2002, future minimum lease payments under these arrangements are as follows:

Year Ending June 30,	Minimum Lease Payments
(in thousands)
2003	$3,092
2004	3,081
2005	3,173
2006	3,122
2007	3,144
Thereafter	23,430

$39,042

        During fiscal year 2001, the Company entered into an operating lease agreement for a new 158,000 square foot headquarter facility to be constructed in San Diego, California. The lease commenced upon the Company's occupancy of the building in February 2002. The lease is for a period of twelve years and can be renewed for one additional five-year period.

        As security for the lease, the Company has issued to the landlord a $1,500,000 letter of credit which is subject to reduction upon the maintenance of certain financial covenants and the passage of time.

        Rental expense is recognized ratably over the respective lease terms and aggregated $2,520,000, $1,780,000 and $1,072,000 for fiscal years 2002, 2001 and 2000, respectively.

Contingencies

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

NOTE 10—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	Quarters Ended
	Fiscal Year 2001				Fiscal Year 2002
	Sept. 30 2000	Dec. 31 2000	Mar. 31 2001	Jun. 30 2001	Sept. 30 2001	Dec. 31 2001	Mar. 31 2002	Jun. 30 2002
	(in thousands, except per share amounts)
Net revenues	$37,727	$43,586	$37,018	$37,365	$39,972	$45,615	$42,839	$34,954
Gross profit	10,550	11,557	9,516	7,411	9,323	11,797	12,013	9,312
(Loss) income from operations	2,180	2,975	715	(2,171)	1,363	3,118	2,795	(760)
Income (loss) before income taxes	2,157	3,053	1,405	(2,598)	1,693	3,172	2,918	(944)
Net income (loss)	1,305	1,847	850	(1,508)	1,050	1,967	2,102	(626)
Net income (loss) per share:
Basic	$0.13	$0.18	$0.08	$(0.14)	$0.10	$0.19	$0.20	$(0.06)
Diluted	0.12	0.17	0.08	(0.14)	0.10	0.18	0.18	(0.06)

OVERLAND STORAGE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED JUNE 30, 2002, 2001 and 2000

	Balance at Beginning of Year	Additions Charged to Income	Deductions*	Deductions Credited to Income	Balance at End of Year
Allowance for Doubtful Accounts Receivable
2001	$603	$277	$159	$69	$652
2000	389	277	63	—	603
2000	885	43	49	490	389
Reserve for Inventory Obsolescence
2002	$4,195	$1,029	$2,036	$55	$3,133
2001	2,693	2,996	1,494	—	4,195
2000	1,175	2,674	1,156	—	2,693
Reserve for Warranty
2002	$1,241	$1,446	$1,056	$226	$1,405
2001	1,112	1,998	1,869	—	1,241
2000	525	1,497	910	—	1,112

*
Amounts written off against the allowance, net of recoveries.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
RISK FACTORS
PART II
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
OVERLAND STORAGE, INC. REPORT OF INDEPENDENT ACCOUNTANTS
OVERLAND STORAGE, INC. CONSOLIDATED BALANCE SHEET (in thousands)
OVERLAND STORAGE, INC. CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share amounts)
OVERLAND STORAGE, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (in thousands)
OVERLAND STORAGE, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
OVERLAND STORAGE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OVERLAND STORAGE, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FISCAL YEARS ENDED JUNE 30, 2002, 2001 and 2000