Form 10-Q
period 2002-09-30
OVERLAND STORAGE INC
filed 2002-11-13
CIK 889930

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

Commission File Number: 000-22071

OVERLAND STORAGE, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	95-3535285 (IRS Employer Identification No.)
4820 Overland Avenue, San Diego, California 92123-1599 (Address of principal executive offices, including zip code)
(858) 571-5555 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 7, 2002, there were 11,039,669 shares of the registrant's common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.
FORM 10-Q
For the quarterly period ended September 30, 2001

Table of Contents

		Page Number
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Statement of Operations—Three months ended September 30, 2002 and 2001	3
	Consolidated Condensed Balance Sheet—September 30, 2002 and June 30, 2002	4
	Consolidated Condensed Statement of Cash Flows—Three months ended September 30, 2002 and 2001	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	23
	Signature	24

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2002	2001
Net revenues:
Product sales	$33,994	$39,887
Royalties & services	546	85

Total net revenues	34,540	39,972
Cost of revenues	25,528	30,649

Gross profit	9,012	9,323

Operating expenses:
Sales and marketing	6,051	4,207
Research and development	1,694	1,627
General and administrative	2,151	2,126

Total operating expenses	9,896	7,960

(Loss) income from operations	(884)	1,363
Other income (expense):
Interest income, net	68	108
Other (expense) income, net	(34)	222

(Loss) income before income taxes	(850)	1,693
(Benefit) provision for income taxes	(293)	643

Net (loss) income	$(557)	$1,050

(Loss) earnings per share:
Basic	$(0.05)	$0.10

Diluted	$(0.05)	$0.10

Number of shares used in computing (loss) earnings per share:
Basic	11,024	10,525

Diluted	11,024	10,760

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands)

	September 30, 2002	June 30, 2002
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$24,941	$26,884
Accounts receivable, less allowance for doubtful accounts of $697 and $652, respectively	22,275	21,391
Inventories	17,493	17,503
Deferred income taxes	3,368	3,368
Other current assets	3,563	2,187

Total current assets	71,640	71,333
Property and equipment, net	8,778	9,171
Other assets	583	499

	$81,001	$81,003

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$8,046	$8,266
Accrued liabilities	3,973	3,705
Accrued payroll and employee compensation	2,563	2,718
Accrued warranty	1,604	1,405
Current portion of long-term debt	931	776

Total current liabilities	17,117	16,870
Long-term debt	3,724	3,879
Other liabilities	1,232	988

Total liabilities	22,073	21,737

Shareholders' equity:
Common stock, no par value, 25,000 shares authorized; 11,039 and 11,003 shares issued and outstanding, respectively	36,865	36,654
Accumulated other comprehensive loss	(270)	(278)
Retained earnings	22,333	22,890

Total shareholders' equity	58,928	59,266

	$81,001	$81,003

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net (loss) income	$(557)	$1,050
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	582	419
Changes in operating assets and liabilities:
Accounts receivable	(884)	(3,578)
Inventories	10	1,797
Accounts payable and accrued liabilities	247	3,834
Accrued payroll and employee compensation	(155)	(122)
Other, net	(1,216)	(416)

Net cash (used in) provided by operating activities	(1,973)	2,984

INVESTING ACTIVITIES:
Capital expenditures	(189)	(364)

Net cash used in investing activities	(189)	(364)

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	211	167

Net cash provided by financing activities	211	167

Effect of exchange rate changes on cash	8	89

Net (decrease) increase in cash and cash equivalents	(1,943)	2,876
Cash and cash equivalents at the beginning of the period	26,884	10,844

Cash and cash equivalents at the end of the period	$24,941	$13,720

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

        The accompanying condensed consolidated financial statements of Overland Storage, Inc. and its subsidiaries ("Overland Storage" or the "Company") have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Company's first fiscal quarter ends on the Sunday closest to September 30. For ease of presentation, the Company's first fiscal quarter end is deemed to be September 30. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 on file with the Securities and Exchange Commission.

Note 2—Inventories

        Inventories consist of the following (in thousands):

	September 30, 2002	June 30, 2002
	(unaudited)
Raw materials	$7,665	$8,659
Work-in-process	2,278	2,724
Finished goods	7,550	6,120

	$17,493	$17,503

Note 3—Earnings Per Share

        Basic earnings per share ("EPS") is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 3,383,666 and 1,880,266 at September 30, 2002 and 2001, respectively.

        A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2002	2001
	(unaudited)
Net (loss) income	$(557)	$1,050

BASIC EPS:
Weighted average number of common shares outstanding	11,024	10,525

Basic (loss) earnings per share	$(0.05)	$0.10

DILUTED EPS:
Weighted average number of common shares outstanding	11,024	10,525
Common stock equivalents from the issuance of options using the treasury stock method	—	235

	11,024	10,760

Diluted (loss) earnings per share	$(0.05)	$0.10

Note 4—Comprehensive Income

        Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to accumulated other comprehensive income within shareholders' equity.

        Comprehensive (loss) income for the three months ended September 30, 2002 and 2001 was as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
	(unaudited)
Net (loss) income	$(557)	$1,050
Foreign currency translation effect	8	89

Comprehensive (loss) income	$(549)	$1,139

Note 5—Bank Borrowings and Debt Arrangements

        At September 30, 2002, the Company had a credit facility consisting of a $5,000,000 five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10,000,000 two-year revolving line of credit for working capital purposes that expires on November 30, 2003. Both the term note and the line of credit are collateralized by a general security interest in the Company's assets. Interest on the term note is set at variable rates equal to the bank's prime rate (4.75% on September 30, 2002) in effect from time to time. Interest on the line of credit is set at the bank's prime rate in effect from time to time minus 0.25% or, at the Company's option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. In August 2002, the credit facility was modified to provide an exception to a covenant requiring that the Company not incur two consecutive quarterly losses. As of September 30, 2002, the Company was in compliance with this modified covenant. The term note provided for a nine-month draw period through August 28, 2002, during which period only interest was paid. Upon expiration of the draw period, all amounts outstanding under the note became payable in 60 equal payments of principal plus interest. At September 30, 2002, $4,655,000, including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. Under a prior revolving credit facility, no borrowings were outstanding at September 30, 2001.

Note 6—Accrued Restructuring Charges

        During the fourth quarter of fiscal year 2001, the Company recorded a pretax charge of approximately $2.5 million, including $2.2 million in inventory and fixed asset impairments and $363,000 of restructuring charges, related to the sale of its Travan-based WS30 and EDT40 tape drive designs and related assets and the exit of the entry-level tape drive business including the planned closure of its Longmont, Colorado facility. The following table summarizes the activity and balances of the accrued restructuring charges through September 30, 2002:

	Employee Related	Lease and Facility	Total
Restructuring charge	$159,000	$204,000	$363,000
Cash payments	(31,000)	—	(31,000)

Accrued restructuring charges at June 30, 2001	128,000	204,000	332,000
Cash payments	(128,000)	—	(128,000)
Adjustments	—	228,000	228,000

Accrued restructuring charges at June 30, 2002	$—	$432,000	$432,000

Cash payments	—	—	—

Accrued restructuring charges at September 30, 2002	$—	$432,000	$432,000

        The remaining accrued facility costs are expected to be paid over the remaining life of the lease relating to the Company's Longmont, Colorado facility, which lease expires in November 2005.

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words and expressions reflecting optimism and satisfaction with current prospects, as well as words such as "believes," "intends," "expects," "plans," "anticipates," and variations thereof, identify forward-looking statements, but their absence does not mean that a statement is not forward looking. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are not guarantees of performance. Such forward-looking statements are based on current expectations and entail such risks and uncertainties as those set forth below, which could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include: continuing transitional issues at the Company's major OEM customer; technology spending levels; unexpected shortages of critical components; rescheduling or cancellation of customer orders; loss of a major customer; the timing and market acceptance of new product introductions by the Company, its competitors or its licensees (including the launch of the Company's new software products); the timing and amount of licensing royalties; general competition and price pressures in the marketplace; the Company's ability to control costs and expenses and general economic conditions. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments. For a more detailed discussion of these and other risks, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and filed with the Securities and Exchange Commission on September 27, 2002.

Overview

        Overland Storage designs, develops, manufactures, markets and supports magnetic tape data automation solutions. Businesses use these solutions for backup, archival and data interchange functions in high-availability network computing environments.

        The Company's primary products are automated tape libraries, minilibraries and loaders which combine electro-mechanical robotics, electronic hardware and firmware developed by the Company with an emphasis on efficiency of design, functionality and reliability. Overland also distributes products manufactured by other original equipment manufacturers ("OEMs") and markets various other products including spare parts and tape media. The Company also licenses a proprietary tape encoding technology that it developed under the name Variable Rate Randomizer or "VR2".

        On June 11, 2002, the Company entered the software market and launched a new family of open storage management software solutions. To date, sales generated from software products have not been material.

        Overland was formerly known as Overland Data, Inc., but changed its name on June 28, 2002 to Overland Storage, Inc. to reflect the Company's expanded commitment to both hardware and software storage solutions.

Risk Factors

Rapid Technological Change and Dependence on New and Enhanced Products

        Advanced technology companies like Overland Storage are subject to numerous risks and uncertainties, generally characterized by rapid technological change and intense competition. In such an environment, the Company's future success will depend on its ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products. Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance that the Company will be able to meet its product development schedules, including those for products based on its VR2 tape coding technique (both by the Company and its licensees) or the recently announced storage management software products (both by the Company and its licensors), or that development costs will be within budgeted amounts. If the products or product enhancements that the Company develops are not deliverable due to developmental problems, quality issues or component shortage problems, or if such products or product enhancements do not achieve market acceptance or are unreliable, the Company's business, financial condition and results of operations may be materially and adversely affected. The introduction (whether by the Company or its competitors) of new products embodying new technologies such as new sequential or random access mass storage devices and the emergence of new industry standards could render existing products obsolete or not marketable.

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

Dependence on Certain Customers

        The Company's revenues are highly dependent upon the level of sales to certain major OEM customers. Historically the Company's largest customer has been Compaq, accounting for approximately 62%, 63% and 54% of net revenues in fiscal years 2002, 2001 and 2000 respectively. On May 3, 2002, Hewlett-Packard ("HP") announced the consummation of its merger with Compaq. Sales to HP accounted for approximately 54% of the Company's net revenues for the quarter ended September 30, 2002. No other customer accounted for more than 10% of net revenues during the quarter ended September 30, 2002. No customer is presently obligated to purchase a specific amount of products or provide binding forecasts of purchases for any period.

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

        It is unclear at this time what effect HP's merger with Compaq will have on the Company's sales to HP and its business generally. HP's transition, including the discontinuation of the automated mid-range tape libraries formerly manufactured by HP, is expected to negatively impact the Company's sales through the second quarter of fiscal year 2003. However, there is no assurance that these issues will be resolved by that time.

Dependence on Tape Technology

        The Company derives a majority of its revenue from products that incorporate tape drives purchased from other manufacturers that are based on unique formats and tape technologies. Typically, these tape drives represent the largest cost component of the Company's tape automation products. Certain of these tape drives are only available from a single manufacturer, and the Company expects to continue to derive a substantial amount of its revenue from products incorporating such tape drives for the foreseeable future. As a result, the Company's future operating results depend on the continued availability and market acceptance of the current tape technologies. If tape drives incorporating other technologies gain comparable or superior market acceptance than those currently incorporated by the Company, the Company might have to modify the design of its tape automation products to incorporate such tape drives. Its inability to do so or to obtain sufficient quantities of such tape drives could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Certain Suppliers

        The Company's products have a large number of components and subassemblies produced by outside suppliers. Accordingly, Overland is highly dependent on these suppliers for tape drives, read-write heads, printed circuit boards and integrated circuits, which are essential to the manufacture of the Company's products. In addition, for certain of these items, the Company qualifies only a single source, which can magnify the risk of shortages and decrease the Company's ability to negotiate with its suppliers on the basis of price. If such shortages occur, or if the Company experiences quality problems with suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company's business, financial condition and results of operations. Specifically, a large portion of the Company's products incorporate DLTtape drives manufactured by Quantum, which is also a competitor of the Company because Quantum markets its own tape automation products. Although Quantum has licensed Tandberg Data to be a second source manufacturer of DLTtape drives, Overland has not qualified Tandberg as its alternative supplier. The Company does not have a long-term contract with Quantum, which could cease supplying DLTtape drives directly to the Company. From time to time in the past, the Company has not been able to obtain as many drives as it has needed from Quantum due to drive shortages or quality issues. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company experienced problems with the supply of a newly introduced DLTtape drive and such problems adversely affected the Company's sales and earnings. No assurance can be given that such problems will not reoccur, or that the Company will not experience similar or more serious disruptions in supply in the future with current or new versions of DLTtape drives.

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

Dependence on Key Employees

        Overland experienced a number of changes in its senior management during fiscal years 2001 and 2002. In particular, Christopher Calisi succeeded Scott McClendon as President and Chief Executive Officer, Chet Baffa joined the Company as Vice President of Sales, Martin Gray resigned from his position as Vice President and Chief Technical Officer, Diane Gallo joined the Company as Vice President of Human Resources and Darin Richins joined as Vice President of Marketing. In addition, during fiscal year 2002, Robert Scroop, formerly the Company's Vice President of Engineering, was named Vice President and General Manager, Storage Resource Business Unit; and John Cloyd, formerly the Company's Vice President of Information Technology Services, was named Vice President and General Manager, Storage Management Business Unit. In order to successfully operate, the Company must continue to integrate its new executive team in a timely and effective manner. Failure to successfully integrate its new executive team could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Warranty Exposure

        The Company's standard warranty is a three-year return-to-factory policy that covers both parts and labor. For products that it distributes and for drives and tapes used in its products that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company also provides on-site service for the first warranty year of its enterprise-class products, for which it contracts with third-party service providers. For certain products, the Company offers a program called XchangeNOW® as part of its return-to-factory warranty, which enables customers to receive an advance replacement unit shipped within two business days after placing a service request. The defective unit is then shipped back to Overland using the shipping materials from the replacement unit. Although the Company has established reserves for the estimated liability associated with product warranties, there can be no assurance that such reserves will be adequate or that the Company will not incur substantial warranty expenses in the future with respect to new or established products.

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

        The risks and uncertainties noted above, along with others that could materially and adversely affect the Company's business, are set forth more fully in the "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and filed with the Securities and Exchange Commission on September 27, 2002.

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

Revenue Recognition

        Revenue on direct product sales (excluding sales to commercial distributors and HP) is recognized upon shipment of products to such customers. These customers are not entitled to any specific right of return or price protection, except for any defective product which may be returned under the Company's warranty policy. Title and risk of loss transfer to the customer when the product leaves the Company's dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At September 30, 2002, approximately $1.5 million of product had been shipped to the Company's commercial distributors, but not yet shipped to ultimate customers. As part of its existing agreement with Compaq/HP, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by HP to fulfill its customer orders, at which time, generally the same business day, the Overland sale is recorded.

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

Allowance for Doubtful Accounts

        The Company's allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolio. The Company specifically analyzes trade and other receivables, and analyzes historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers' payment terms and/or patterns, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make additional payments, additional allowances may be required. Likewise, should the Company determine that it could realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

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

Impairment of Assets

        The Company also considers potential impairment of both tangible and intangible assets when circumstances indicate that the carrying amount of an asset may not be recoverable. In such circumstances, the Company may be required to incur material charges relating to the impairment of such asset. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related assets and be charged to results of operations.

Results Of Operations

        The following table sets forth items in the Company's statement of operations as a percentage of net revenues for the periods presented. The data has been derived from the Company's unaudited condensed consolidated financial statements.

	Three Months Ended September 30,
	2002	2001
Net revenues	100.0%	100.0%
Cost of goods sold	73.9	76.7

Gross profit	26.1	23.3

Operating expenses:
Sales and marketing	17.5	10.5
Research and development	4.9	4.1
General and administrative	6.2	5.3

Total operating expenses	28.6	19.9

(Loss) income from operations	(2.5)	3.4
Other income:
Interest income, net	0.2	0.3
Other (expense) income, net	(0.1)	0.6

(Loss) income before income taxes	(2.4)	4.3
(Benefit) provision for income taxes	(0.8)	1.6

Net (loss) income	(1.6%)	2.7%

For the three months ended September 30, 2002 and 2001

        Net Revenues.    Net revenues of $34.5 million in the first quarter of fiscal year 2003 were $5.4 million or 13.6% below net revenues of $40.0 million in the first quarter of fiscal year 2002. Revenues from the Company's OEM customers as a group during the first quarter of fiscal year 2003 decreased by $10.5 million or 35.2% when compared to the first quarter of fiscal year 2002. This revenue decline was driven largely by transitional issues within our largest OEM customer. In addition, the decline also reflects the discontinuation of the Company's 36-track products during the third quarter of fiscal year 2002, which products accounted for net revenues of $3.0 million in the first quarter of fiscal year 2002. Sales to HP accounted for 53.7% of net revenues in the first quarter of fiscal year 2003, compared to 65.3% in the first quarter of fiscal year 2002.

        Net revenues from Overland branded products during the first quarter of fiscal year 2003 grew 47.1% over the first quarter of fiscal year 2002 from $9.9 million to $14.6 million. This increase reflects the Company's increased focus on the Overland branded channel over the past year. Overland branded products saw an 82.7% increase in library sales over the first quarter of fiscal year 2002, driven primarily by the Neo series libraries, and a 30.8% increase in autoloader revenues, due primarily to an increased focus with our domestic direct marketers.

        VR2 revenues during the first quarter of fiscal year 2003 amounted to $655,000 and were comprised of royalties of $296,000, engineering service fees of $250,000 and chip sales of $109,000. VR2 revenues during the first quarter of fiscal year 2002 amounted to $173,000 and were comprised of royalties of $85,000 and chip sales of $88,000.

        A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended September 30,
	2002	2001
Library products:
Neo series	60.3%	29.7%
Autoloaders	11.3	8.0
LibraryPro	8.2	8.1
MinilibraryXpress™	3.5	2.7
LibraryXpress	0.2	31.1

	83.5	79.6
Other:
Spare parts, controllers, other	14.6	12.0
Discontinued products	—	8.0
VR2 royalties and services	1.9	0.4

	100.0%	100.0%

        Gross Profit.    The Company's gross profit amounted to $9.0 million in the first quarter of fiscal year 2003, a decrease of $311,000 or 3.3% from $9.3 million in the first quarter of fiscal year 2002, resulting primarily from lower sales volumes. The gross margin percentage increased to 26.1% in the first quarter of fiscal year 2003 from 23.3% in the first quarter of fiscal year 2002. The relatively low margin in the first quarter of fiscal year 2002 was due primarily to the high cost of the initial production volumes of the Neo series libraries. The increase in the gross margin percentage was primarily a result of cost reductions realized from increasing production volumes of the Neo series products. Somewhat offsetting these cost reductions were (i) lower utilization of fixed manufacturing costs as a result of lower unit production levels, (ii) lower average selling prices of the Overland branded products and (iii) increased warranty expense as Overland branded products became a larger share of the Company's revenues.

        Sales and Marketing Expense.    Sales and marketing expense amounted to $6.1 million, representing 17.5% of net revenues in the first quarter of fiscal year 2003, compared to $4.2 million or 10.5% of net revenues in the first quarter of fiscal year 2002. Increased expenditures were due primarily to salary and related expenses associated with the expansion of the Company's branded sales force, incremental expenses associated with the Company's software products, and the enhancement of the Company's internal marketing team.

        Research and Development Expense.    Research and development expense of $1.7 million, representing 4.9% of net revenues in the first quarter of fiscal year 2003, were relatively flat in absolute dollars compared to $1.6 million or 4.1% of net revenues in the first quarter of fiscal year 2002. In the first quarter of fiscal year 2003, the Company reduced general research and development spending relative to the prior year quarter, but this reduction was directly offset by expenses associated with the temporary establishment of an advanced engineering group.

        General and Administrative Expense.    General and administrative expense of $2.2 million, representing 6.2% of net revenues in the first quarter of fiscal year 2003, were relatively flat in absolute dollars compared to $2.1 million or 5.3% of net revenues in the first quarter of fiscal year 2002.

        Interest Income, net.    During the first quarter of fiscal year 2003, the Company generated net interest income of $68,000 compared to $108,000 during the same period of the prior fiscal year. This decrease was due to interest expense as a result of the Company's outstanding term loan combined with lower yields on the Company's investments notwithstanding higher average cash balances.

        Other (Expense) Income, Net.    In the first quarter of fiscal year 2003, the Company generated other expense of $34,000 compared to other income of $222,000 during the first quarter of fiscal year 2002. These amounts are primarily related to foreign currency transaction fluctuations related to the Company's United Kingdom operations.

        Income Taxes.    The Company's effective tax rate in the first quarter of fiscal year 2003 was 34.5%, based on the estimated effective tax rate for the entire fiscal year 2003, compared to 38.0% in the first quarter of fiscal year 2002. The effective tax rate for the entire fiscal year 2002 was 34.3%.

        Liquidity and Capital Resources.    The primary source of liquidity for the Company has historically been cash generated from operations. In the second and third quarters of fiscal year 2002, the Company supplemented cash generated from operations by borrowing on a term loan under a new credit facility (described below) to fund tenant improvements and equipment purchases for its new headquarter facilities. During the first quarter of fiscal year 2003, the Company's cash and cash equivalents decreased by $1.9 million as operating cash outflows of $2.0 million and capital expenditures of $189,000 exceeded inflows from financing activities of $211,000. Operating cash outflows during the first quarter of fiscal year 2003 resulted primarily from an increase in accounts receivable, an increase in income taxes and V.A.T. taxes receivable, and the net loss for the period. Capital expenditures during the first quarter of fiscal year 2003 were comprised primarily of computer and related equipment. Financing cash inflows during the first quarter of fiscal year 2003 were a result of stock option exercises and the sale of stock under the employee stock purchase plan.

        At September 30, 2002, the Company had a credit facility consisting of a $5,000,000 five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10,000,000 two-year revolving line of credit for working capital purposes that expires on November 30, 2003. Both the term note and the line of credit are collateralized by a general security interest in the Company's assets. Interest on the term note is set at variable rates equal to the bank's prime rate (4.75% on September 30, 2002) in effect from time to time. Interest on the line of credit is set at the bank's prime rate in effect from time to time minus 0.25% or, at the Company's option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. In August 2002, the credit facility was modified to provide an exception to a covenant requiring that the Company not incur two consecutive quarterly losses. As of September 30, 2002, the Company was in compliance with this modified covenant. The term note provided for a nine-month draw period through August 28, 2002, during which period only interest was paid. Upon expiration of the draw period, all amounts outstanding under the note became payable in 60 equal payments of principal plus interest. At September 30, 2002, $4,655,000, including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. Under a prior revolving credit facility, no borrowings were outstanding at September 30, 2001.

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

        At September 30, 2002, the Company had $24.9 million of cash and cash equivalents, $54.5 million of working capital, and an unused bank line of credit of $10.0 million. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future. However, the Company's inability to collect its accounts receivable in a timely manner and/or a material decrease in demand for the Company's products (i) would materially and adversely affect the Company's cash generated from operations, which in turn would materially and adversely impact the Company's liquidity, results of operations and financial position, and (ii) could constitute or result in default under the Company's credit facility, which would enable the lender under the credit facility, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender's obligation to extend credit under the credit facility, either of which could materially and adversely impact the Company's liquidity, results of operation and financial position.

        In addition, the credit facility requires the Company to comply with several financial and non-financial covenants. One such covenant is a profitability covenant that prohibits the Company from experiencing two consecutive quarterly losses (meaning net loss prior to taxes), in addition to requiring profitability on an annual basis. In August 2002, the profitability covenant was modified to provide an exception for the two consecutive quarters ended September 30, 2002, during each of which the Company experienced losses. However, if the Company incurs a loss for the quarter ending December 31, 2002, then the Company will be in violation of the profitability covenant. A violation of the profitability covenant or one or more of the other covenants would constitute a default under the credit facility, which would enable the lender, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender's obligation to extend credit under the credit facility, either of which could materially and adversely impact the Company's liquidity, results of operation and financial position.

        The following schedule summarizes the Company's contractual obligations to make future payments as of September 30, 2002: (in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating Leases	38,482	$3,131	$6,399	$6,308	$22,644
Debt	4,655	931	1,862	1,862	—

Total Contractual Cash Obligations	$43,137	$4,062	$8,261	$8,170	$22,644

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

        Interest Rate Risk.    The Company's financial instruments with market risk exposure are the Company's cash equivalents, term note and, to the extent utilized, revolving line of credit. At September 30, 2002 $4,655,000, including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. To achieve this objective, the Company currently maintains a portfolio of high-grade commercial paper and money market funds.

        Interest on the Company's term note is set at variable rates equal to the bank's prime rate in effect from time to time. Interest on the line of credit is set at the bank's prime rate from time to time minus 0.25% or, at the Company's option, a rate equal to LIBOR plus 2.25%. The Company's objective in maintaining access to these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.

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

        The Company's wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected results. The statement of operations impact of exchange rate fluctuations on foreign currency transactions during the first quarter of 2003 was not material.

Item 4.—Controls and Procedures

        The Company maintains disclosure controls and procedures designed to ensure that material information related to Overland, including the Company's consolidated subsidiaries, is made known to management on a regular basis.

(a)
Within the 90-day period prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b)
No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation referred to in (a) above.

PART II—OTHER INFORMATION

Item 6.—Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.1	First Modification to Business Loan Agreement dated August 13, 2002 by and between Overland Storage, Inc. and Comerica Bank-California.

(b)	Reports on Form 8-K.
Current report on Form 8-K, dated July 1, 2002, announcing the effectiveness of the name change of Overland Data, Inc. to Overland Storage, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.
Date: November 13, 2002	By:	/s/ VERNON A. LOFORTI Vernon A. LoForti Vice President, Chief Financial Officer and Secretary

CERTIFICATIONS

I, Christopher Calisi, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Overland Storage, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ CHRISTOPHER CALISI Christopher Calisi, President and Chief Executive Officer

I, Vernon A. LoForti, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Overland Storage, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ VERNON A. LOFORTI Vice President, Chief Financial Officer and Secretary

QuickLinks

OVERLAND STORAGE, INC. FORM 10-Q For the quarterly period ended September 30, 2001 Table of Contents
  PART I—FINANCIAL INFORMATION
  Item 1.—Financial Statements
OVERLAND STORAGE, INC. CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (Unaudited) (In thousands, except per share data)
OVERLAND STORAGE, INC. CONSOLIDATED CONDENSED BALANCE SHEET (In thousands)
OVERLAND STORAGE, INC. CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited) (In thousands)
OVERLAND STORAGE, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
  Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3.—Quantitative and Qualitative Disclosures About Market Risk
  Item 4.—Controls and Procedures
  PART II—OTHER INFORMATION
  Item 6.—Exhibits and Reports on Form 8-K
SIGNATURE