Form 10-Q
period 2002-12-31
OVERLAND STORAGE INC
filed 2003-02-12
CIK 889930

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002

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
Yes  ☒    No  ☐

        As of February 7, 2003, there were 11,157,480 shares of the registrant's common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.
FORM 10-Q
For the quarterly period ended December 31, 2002

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net revenues:
Product sales	$47,795	$45,023	$81,789	$84,911
Royalties & services	816	592	1,362	677

Total net revenues	48,611	45,615	83,151	85,588
Cost of revenues	35,448	33,818	60,976	64,468

Gross profit	13,163	11,797	22,175	21,120

Operating expenses:
Sales and marketing	6,707	4,717	12,759	8,924
Research and development	1,729	1,886	3,423	3,513
General and administrative	2,375	2,076	4,526	4,202

Total operating expenses	10,811	8,679	20,708	16,639

Income from operations	2,352	3,118	1,467	4,481
Other income (expense):
Interest income, net	26	77	94	184
Other (expense) income, net	(51)	(23)	(85)	199

Income before income taxes	2,327	3,172	1,476	4,864
Provision for income taxes	803	1,205	509	1,848

Net income	$1,524	$1,967	$967	$3,016

Earnings per share:
Basic	$0.14	$0.19	$0.09	$0.29

Diluted	$0.13	$0.18	$0.08	$0.28

Number of shares used in computing earnings per share:
Basic	11,049	10,580	11,037	10,553

Diluted	11,940	10,936	11,884	10,848

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands)

	December 31, 2002	June 30, 2002
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$27,520	$26,884
Accounts receivable, less allowance for doubtful accounts of $714 and $652, respectively	29,547	21,391
Inventories	19,699	17,503
Deferred income taxes	3,368	3,368
Other current assets	2,914	2,187

Total current assets	83,048	71,333
Property and equipment, net	8,675	9,171
Other assets	620	499

	$92,343	$81,003

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$15,944	$8,266
Accrued liabilities	4,887	3,390
Accrued payroll and employee compensation	2,919	2,718
Accrued warranty	2,075	1,720
Current portion of long-term debt	931	776

Total current liabilities	26,756	16,870
Long-term debt	3,491	3,879
Other liabilities	1,342	988

Total liabilities	31,589	21,737

Shareholders' equity:
Common stock, no par value, 25,000 shares authorized; 11,082 and 11,003 shares issued and outstanding, respectively	37,150	36,654
Accumulated other comprehensive loss	(253)	(278)
Retained earnings	23,857	22,890

Total shareholders' equity	60,754	59,266

	$92,343	$81,003

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2002	2001
OPERATING ACTIVITIES:
Net income	$967	$3,016
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,173	867
Changes in operating assets and liabilities:
Accounts receivable	(8,156)	(6,050)
Inventories	(2,196)	3,042
Accounts payable and accrued liabilities	9,530	3,677
Accrued payroll and employee compensation	201	135
Other	(494)	(143)

Net cash provided by operating activities	1,025	4,544

INVESTING ACTIVITIES:
Capital expenditures	(677)	(3,068)

Net cash used in investing activities	(677)	(3,068)

FINANCING ACTIVITIES:
Payments on long-term debt	(233)	—
Proceeds from long-term debt	—	2,355
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	496	178

Net cash provided by financing activities	263	2,533

Effect of exchange rate changes on cash	25	57

Net increase in cash and cash equivalents	636	4,066
Cash and cash equivalents at the beginning of the period	26,884	10,844

Cash and cash equivalents at the end of the period	$27,520	$14,910

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

        Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2—Inventories

        Inventories consist of the following (in thousands):

	December 31, 2002	June 30, 2002
	(unaudited)
Raw materials	$8,823	$8,659
Work-in-process	2,539	2,724
Finished goods	8,337	6,120

	$19,699	$17,503

Note 3—Earnings Per Share

        Basic earnings per share ("EPS") is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 625,300 and 1,286,000 at December 31, 2002 and 2001, respectively.

        A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net income	$1,524	$1,967	$967	$3,016

BASIC EPS:
Weighted average number of common shares outstanding	11,049	10,580	11,037	10,553

Basic earnings per share	$0.14	$0.19	$0.09	$0.29

DILUTED EPS:
Weighted average number of common shares outstanding	11,049	10,580	11,037	10,553
Common stock equivalents from the issuance of options using the treasury stock method	891	356	847	295

	11,940	10,936	11,884	10,848

Diluted earnings per share	$0.13	$0.18	$0.08	$0.28

Note 4—Comprehensive Income

        Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to accumulated other comprehensive income within shareholders' equity.

        Comprehensive income for the three and six months ended December 31, 2002 and 2001 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net income	$1,524	$1,967	$967	$3,016
Foreign currency translation effect	17	(33)	25	57

Comprehensive income	$1,541	$1,934	$992	$3,073

Note 5—Bank Borrowings and Debt Arrangements

        At December 31, 2002, the Company had a credit facility consisting of a $4,655,000 five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10,000,000 two-year revolving line of credit for working capital purposes that expires on November 30, 2003. Both the term note and the line of credit are collateralized by a general security interest in the Company's assets. Interest on the term note is set at variable rates equal to the bank's prime rate (4.25% on December 31, 2002) in effect from time to time. Interest on the line of credit is set at the bank's prime rate in effect from time to time minus 0.25% or, at the Company's option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. The term note provided for a nine-month draw period through August 28, 2002, during which period only interest was paid. Upon expiration of the draw period, all amounts outstanding under the note became payable in 60 equal payments of principal plus interest. At December 31, 2002, $4,422,000, including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. Under a prior revolving credit facility, no borrowings were outstanding at December 31, 2001.

Note 6—Accrued Restructuring Charges

        During the fourth quarter of fiscal year 2001, the Company recorded a pretax charge of approximately $2.5 million, including $2.2 million in inventory and fixed asset impairments and $363,000 of restructuring charges, related to the sale of its Travan-based WS30 and EDT40 tape drive designs and related assets and the exit of the entry-level tape drive business including the closure of its Longmont, Colorado facility. The following table summarizes the activity and balances of the accrued restructuring charges through December 31, 2002:

	Employee Related	Lease and Facility	Total
Restructuring charge	$159,000	$204,000	$363,000
Cash payments	(31,000)	—	(31,000)

Accrued restructuring charges at June 30, 2001	128,000	204,000	332,000
Cash payments	(128,000)	—	(128,000)
Adjustments	—	228,000	228,000

Accrued restructuring charges at June 30, 2002	$—	$432,000	$432,000
Cash payments	—	—	—

Accrued restructuring charges at December 31, 2002	$—	$432,000	$432,000

        Subsequent to the termination of the Travan based development project in May of 2002 the Company has been temporarily using the Longmont, Colorado facility for certain engineering operations primarily related to the Company's software products. The Company is currently relocating these operations to its San Diego facility. This relocation is expected to be complete by March 31, 2003. After which the remaining accrued facility costs are expected to be paid over the remaining life of the lease, which lease expires in November 2005.

Note 7—Legal Proceedings

        On January 10, 2003, Raytheon Company filed a lawsuit against the Company and various other companies in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company's products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library. The complaint states that Raytheon is seeking the defendants to stop selling infringing products, to pay Raytheon for their past use of the invention under the patent, and to pay Raytheon's costs and expenses and its reasonable attorney fees. The Company received notice of the lawsuit shortly before the filing of this Quarterly Report on Form 10-Q. As a result, the Company is at an early stage in its investigation of this matter and has not yet reached any conclusion regarding the merit or materiality of the lawsuit.

Note 8—Guarantees

        The Company's standard warranty is a three-year return-to-factory warranty that covers both parts and labor. For products that it distributes and for drives and tapes used in its products that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company also provides on-site service for the first warranty year of its enterprise-class products, for which it contracts with third-party service providers.

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company's product warranty liability reflects management's best estimate of probable liability under its product warranties. Management estimates the liability based on expected product failure rates, historical experience, and other currently available information.

        The Company also engages in the sale of extended on-site warranties for certain products for which revenue is deferred and recognized over the warranty period. Changes in the liability for product warranty and deferred revenue associated with extended warranties for the six months ended December 31, 2002 was as follows (in thousands):

Warranty liability at June 30, 2002	$2,423
Settlements made during the period	(1,478)
Change in liability for warranties issued during the period	2,270
Change in Liability for preexisting warranties	(82)

Warranty liability at December 31, 2002	$3,133

Note 9—Effects of Recent Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for, and are reflected in, the financial statements for the second quarter of the Company's fiscal year 2003. The Company does not expect the adoption of FIN 45 to have a material effect on its results of operations or financial condition.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material effect on its results of operations or financial condition.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The interim disclosure requirements are effective for the third quarter of the Company's fiscal year 2003. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its results of operations or financial condition.

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words and expressions reflecting optimism and satisfaction with current prospects, as well as words such as "believes," "intends," "expects," "plans," "anticipates," and variations thereof, identify forward-looking statements, but their absence does not mean that a statement is not forward looking. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. The forward-looking statements included herein are not guarantees of performance. Such forward-looking statements are based on current expectations and entail such risks and uncertainties as those set forth below, which could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include: continuing transitional issues at the Company's major OEM customer, technology spending levels; unexpected shortages of critical components; rescheduling or cancellation of customer orders; loss of or significantly reduced orders from a major customer; the timing and market acceptance of new product introductions by the Company, its competitors or its licensees (including the launch of the Company's new software products); the timing and amount of licensing royalties; general competition and price pressures in the marketplace; the Company's ability to control costs and expenses and general economic conditions. The Company disclaims any obligation to update or publicly announce revisions to any such statements to reflect future events or developments. For a more detailed discussion of these and other risks, see the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and filed with the Securities and Exchange Commission on September 27, 2002.

Overview

        Overland Storage designs, develops, manufactures, markets and supports magnetic tape data automation solutions. Businesses use these solutions for backup, archival and data interchange functions in high-availability network computing environments.

        The Company's primary products are automated tape libraries, powerloaders and loaders which combine electro-mechanical robotics, electronic hardware and firmware developed by the Company with an emphasis on efficiency of design, functionality and reliability. Overland also distributes products manufactured by other original equipment manufacturers ("OEMs") and markets various other products including spare parts and tape media. The Company also licenses a proprietary tape encoding technology that it developed under the name Variable Rate Randomizer or "VR2".

        On June 11, 2002, the Company announced the launch of its first software product, the Overland Storage Resource Manager. To date, sales generated from the Overland Storage Resource Manager have not been material.

        Formerly known as Overland Data, Inc., the Company changed its name on June 28, 2002 to Overland Storage, Inc. to reflect the Company's expanded commitment to both hardware and software storage solutions.

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

Competition and Price Pressure

        The worldwide storage market is intensely competitive as a number of manufacturers of tape automation solutions and storage management software products compete for a limited number of customers. In addition, barriers to entry are relatively low in these markets. The Company currently participates in two segments of the tape backup market: (1) enterprise-level applications and (2) mid-sized applications for workgroups, departments and small enterprises. In both of these spaces, many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than the Company. The Company's hardware products currently compete with products made by Advanced Digital Information Corporation, Quantum, StorageTek, Exabyte Corporation and Qualstar Corporation. The Company's software products currently compete with products made by IBM, HP, Computer Associates, BMC, Veritas and numerous small software startups. The markets for the Company's products are characterized by significant price competition, and the Company anticipates that its products will face increasing price pressure. This pressure could result in significant price erosion, reduced profit margins and loss of market share, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Certain Customers

        The Company's revenues are highly dependent upon the level of sales to certain major OEM customers. Historically the Company's largest customer has been Compaq, accounting for approximately 62%, 63% and 54% of net revenues in fiscal years 2002, 2001 and 2000 respectively. On May 3, 2002, Hewlett-Packard ("HP") announced the consummation of its merger with Compaq. Sales to HP accounted for approximately 59% of the Company's net revenues for the quarter ended December 31, 2002. No other customer accounted for more than 10% of net revenues during the quarter ended December 31, 2002. No customer is presently obligated to purchase a specific amount of products or provide binding forecasts of purchases for any period.

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

Dependence on Certain Suppliers

        The Company's products have a large number of components and subassemblies produced by outside suppliers. Accordingly, Overland is highly dependent on these suppliers for tape drives, printed circuit boards and integrated circuits, which are essential to the manufacture of the Company's products. In addition, for certain of these items, the Company qualifies only a single source, which can magnify the risk of shortages and decrease the Company's ability to negotiate with its suppliers on the basis of price. If such shortages occur, or if the Company experiences quality problems with suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company's business, financial condition and results of operations. Specifically, a large portion of the Company's products incorporate DLTtape drives manufactured by Quantum and more recently LTO tape drives manufactured by HP. Quantum is also a competitor of the Company because Quantum markets its own tape automation products and HP is the Company's largest customer of tape automation products. Although Quantum has licensed Tandberg Data to be a second source manufacturer of DLTtape drives, Overland has not qualified Tandberg as its alternative supplier. No alternative supplier for HP LTO drives has been qualified. The Company does not have a long-term contract with Quantum or HP, either of which could cease supplying tape drives directly to the Company. From time to time in the past, the Company has not been able to obtain as many drives as it has needed from Quantum due to drive shortages or quality issues. Any prolonged inability to obtain adequate deliveries could require the Company to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers. Any such delay or damage could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company experienced problems with the supply of a newly introduced DLTtape drive and such problems adversely affected the Company's sales and earnings. No assurance can be given that such problems will not reoccur, or that the Company will not experience similar or more serious disruptions in supply in the future with current or new versions of DLTape or LTO drives.

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

Dependence on Key Employees

        Overland experienced a number of changes in its senior management during fiscal years 2001 and 2002. In particular, Christopher Calisi succeeded Scott McClendon as President and Chief Executive Officer, Chet Baffa joined the Company as Vice President of Sales, Martin Gray resigned from his position as Vice President and Chief Technical Officer, Diane Gallo joined the Company as Vice President of Human Resources and Darin Richins joined as Vice President of Worldwide Marketing. In addition, during fiscal year 2002, Robert Scroop, formerly the Company's Vice President of Engineering, was named Vice President and General Manager, Storage Resource Business Unit; and John Cloyd, formerly the Company's Vice President of Information Technology Services, was named Vice President and General Manager, Storage Management Business Unit. In order to successfully operate, the Company must continue to integrate its new executive team in a timely and effective manner. Failure to successfully integrate its new executive team could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        On January 10, 2003, Raytheon Company filed a lawsuit against the Company and various other companies in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company's products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library. The complaint states that Raytheon is seeking the defendants to stop selling infringing products, to pay Raytheon for their past use of the invention under the patent, and to pay Raytheon's costs and expenses and its reasonable attorney fees. The Company received notice of the lawsuit shortly before the filing of this Quarterly Report on Form 10-Q. As a result, the Company is at an early stage in its investigation of this matter and has not yet reached any conclusion regarding the merit or materiality of the lawsuit. An adverse outcome in the Raytheon litigation (or similar proceedings) could subject the Company to significant liabilities, require the Company to license disputed rights from Raytheon or others or require the Company to cease marketing or using certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

        There can be no assurance that the Company will not become involved in any additional intellectual property litigation or proceedings in the future or that its products or trademarks do not infringe any intellectual property or other proprietary right of any third party.

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

Revenue Recognition

        Revenue on direct product sales (excluding sales to commercial distributors and certain OEM customers) is recognized upon shipment of products to such customers. These customers are not entitled to any specific right of return or price protection, except for any defective product which may be returned under the Company's warranty policy. Title and risk of loss transfer to the customer when the product leaves the Company's dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At December 31, 2002, approximately $2.3 million of product had been shipped to the Company's commercial distributors, but not yet shipped to ultimate customers. As part of its existing agreements with certain OEM customers, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, the Overland sale is recorded.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.9	74.1	73.3	75.3

Gross profit	27.1	25.9	26.7	24.7

Operating expenses:
Sales and marketing	13.8	10.4	15.3	10.4
Research and development	3.6	4.1	4.1	4.1
General and administrative	4.9	4.6	5.5	4.9

Total operating expenses	22.3	19.1	24.9	19.4

Income from operations	4.8	6.8	1.8	5.3
Other income:
Interest income, net	0.1	0.2	0.1	0.2
Other (expense) income, net	(0.1)	(0.1)	(0.1)	0.2

Income before income taxes	4.8	6.9	1.8	5.7
Provision for income taxes	1.7	2.6	0.6	2.2

Net income	3.1%	4.3%	1.2%	3.5%

For the three months ended December 31, 2002 and 2001

        Net Revenues.    Net revenues of $48.6 million in the second quarter of fiscal year 2003 were $3.0 million or 6.6% above net revenues of $45.6 million in the second quarter of fiscal year 2002. Revenues from the Company's OEM customers as a group during the second quarter of fiscal year 2003 increased by $661,000 or 2.1% when compared to the second quarter of fiscal year 2002. This revenue increase was the result of sales to IBM under a new agreement partially offset by a decrease in revenues from HP when compared to the same quarter of the prior fiscal year. Sales to HP accounted for 58.9% of net revenues in the second quarter of fiscal year 2003, compared to 66.6% in the second quarter of fiscal year 2002.

        Net revenues from Overland branded products during the second quarter of fiscal year 2003 grew 14.9% over the second quarter of fiscal year 2002 from $13.8 million to $15.9 million. This revenue growth reflects the Company's increased focus on the Overland branded channel over the past year. Sales of Overland branded library products increased by 42.7% over the second quarter of fiscal year 2002, driven primarily by Neo series library revenues from domestic customers.

        VR2 revenues during the second quarter of fiscal year 2003 amounted to $1.2 million, comprised of royalties of $545,000, engineering service fees of $250,000 and chip sales of $410,000. VR2 revenues during the second quarter of fiscal year 2002 amounted to $922,000, comprised of royalties of $92,000, engineering service fees of $500,000 and chip sales of $330,000.

        A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Library products:
Neo series	65.2%	42.6%	63.1%	36.5%
LibraryXpress	—	18.2	0.1	24.2
LibraryPro	5.5	8.6	6.6	8.4
Loaders	11.3	10.9	12.8	10.8

	82.0	80.3	82.6	79.9
Other products:
Spare parts, controllers, other	15.5	14.1	15.1	13.1
Discontinued products	—	3.6	—	5.7
VR2 royalties and services	2.5	2.0	2.3	1.3

	100.0%	100.0%	100.0%	100.0%

        Gross Profit.    The Company's gross profit amounted to $13.2 million in the second quarter of fiscal year 2003, an increase of $1.4 million or 11.6% from $11.8 million in the second quarter of fiscal year 2002, resulting from the combination of the increased sales volumes and a higher gross margin percentage. The gross margin percentage increased to 27.1% in the second quarter of fiscal year 2003 from 25.9% in the second quarter of fiscal year 2002. The relatively low margin in the second quarter of fiscal year 2002 was due primarily to the high cost of the initial production volumes of the Neo series libraries. The increase in the gross margin percentage during the second quarter of fiscal year 2003 was primarily a result of material cost reductions, increasing production volumes of the Neo series products and a higher concentration of higher margin Overland branded product revenues. Somewhat offsetting the cost reductions and favorable channel mix were lower average selling prices of the Overland branded products and increased warranty expense as Overland branded products became a larger share of the Company's revenues.

        Sales and Marketing Expense.    Sales and marketing expense amounted to $6.7 million, representing 13.8% of net revenues in the second quarter of fiscal year 2003, compared to $4.7 million or 10.4% of net revenues in the second quarter of fiscal year 2002. Increased expenditures were due primarily to salary and related expenses associated with the expansion of the Company's branded sales force, increased spending associated with lead generation activities, increased market development funding related to the Company's OEM customers, the enhancement of the Company's internal marketing team, and incremental expenses associated with the Company's software products.

        Research and Development Expense.    Research and development expense was $1.7 million, representing 3.6% of net revenues in the second quarter of fiscal year 2003, compared to $1.9 million or 4.1% of net revenues in the second quarter of fiscal year 2002. This decrease primarily resulted from a $228,000 charge during the second quarter of fiscal year 2002 reflecting an adjustment in the Company's estimated liability related to the closure of the Longmont facility.

        General and Administrative Expense.    General and administrative expense was $2.4 million, representing 4.9% of net revenues in the second quarter of fiscal year 2003, compared to $2.1 million or 4.6% of net revenues in the second quarter of fiscal year 2002. This increase in general and administrative expense resulted primarily from an increase in variable compensation.

        Interest Income, net.    In the second quarter of fiscal year 2003, the Company generated net interest income of $26,000 compared to $77,000 during the same period of the prior fiscal year. This decrease was due to interest expense from the Company's outstanding term loan combined with lower yields on the Company's investments notwithstanding higher average cash balances.

        Other (Expense) Income, Net.    In the second quarter of fiscal year 2003, the Company generated other expense of $51,000 compared to other expense of $23,000 in the second quarter of fiscal year 2002. These amounts are primarily related to foreign currency transaction fluctuations related to the Company's United Kingdom operations.

        Income Taxes.    The Company's effective tax rate in the second quarter of fiscal year 2003 was 34.5%, based on the estimated effective tax rate for the entire fiscal year 2003, compared to 38.0% in the second quarter of fiscal year 2002. The effective tax rate for the entire fiscal year 2002 was 34.3%.

For the six months ended December 31, 2002 and 2001

        Net Revenues.    The Company's net revenues of $83.2 million in the first half of fiscal year 2003 decreased by $2.4 million or 2.9% from net revenues of $85.6 million in the first half of fiscal year 2002. Revenues from the Company's OEM customers as a group during the first half of fiscal year 2003 decreased by $9.8 million or 16.2% when compared to the first half of fiscal year 2002. This revenue decline was driven largely by transitional issues within our largest OEM customer during the first quarter of fiscal year 2003. In addition, this decline reflects the discontinuation of the Company's 36-track products during the third quarter of fiscal year 2002, which products accounted for net revenues of $4.6 million in the first half of fiscal year 2002. Sales to HP accounted for 56.8% of net revenues in the first half of fiscal year 2003, compared to 65.5% in the first half of fiscal year 2002.

        Net revenues from Overland branded products during the first half of fiscal year 2003 grew 28.4% over the first half of fiscal year 2002 from $23.8 million to $30.5 million. This increase reflects the Company's increased focus on the Overland branded channel over the past year. Sales of Overland branded products increased 52.2% over the first half of fiscal year 2002, driven by Neo series library and loader revenues primarily from the Company's domestic customers.

        VR2 revenues during the first half of fiscal year 2003 amounted to $1.9 million, comprised of royalties of $841,000, engineering service fees of $500,000 and chip sales of $518,000. VR2 revenues during the first half of fiscal year 2002 amounted to $1.1 million, comprised of royalties of $177,000, engineering service fees of $500,000 and chip sales of $418,000.

        Gross Profit.    The Company's gross profit for the first six months of fiscal 2003 was $22.2 million, a 5.0% increase from the $21.1 million reported during the first half of fiscal year 2002. The gross margin percentage increased to 26.7% in the first half of fiscal 2003 from 24.7% in the first half of fiscal year 2002. The lower margin in the first half of fiscal year 2002 was due primarily to the high cost of the initial production volumes of the Neo series libraries. The increase in the gross margin percentage during the first half of fiscal year 2003 was primarily a result of material cost reductions, increasing production volumes of the Neo series products and a higher concentration of higher margin Overland branded product revenues. Somewhat offsetting the cost reductions and favorable channel mix were (i) lower average selling prices of the Overland branded products, (ii) increased warranty expense as Overland branded products became a larger share of the Company's revenues and (iii) lower utilization of fixed manufacturing costs as a result of lower unit production levels during the first quarter of fiscal year 2003.

        Sales and Marketing Expense.    Sales and marketing expense amounted to $12.8 million or 15.3% of net revenues in the first half of fiscal year 2003, compared to $8.9 million or 10.4% of net revenues in the first half of fiscal year 2002. Increased expenditures were due primarily to salary and related expenses associated with the expansion of the Company's branded sales force, increased spending associated with lead generation activities, increased market development funding related to the Company's OEM customers, the enhancement of the Company's internal marketing team, and incremental expenses associated with the Company's software products.

        Research and Development Expense.    Research and development expense amounted to $3.4 million or 4.1% of net revenues in the first half of fiscal year 2003, compared to $3.5 million or 4.1% of net revenues in the first half of fiscal year 2002. This decrease primarily resulted from a $228,000 charge during the first half of fiscal year 2002 reflecting an adjustment in the Company's estimated liability related to the closure of the Longmont facility.

        General and Administrative.    General and administrative expense amounted to $4.5 million or 5.5% of net revenues in the first half of fiscal year 2003, compared to $4.2 million or 4.9% of net revenues in the first half of fiscal year 2002. This increase in general and administrative expense resulted primarily from an increase in variable compensation.

        Interest Income, Net.    In the first half of fiscal year 2003, the Company generated interest income of $94,000, compared to $184,000 during the same period of the prior fiscal year. This decrease was due to interest expense from the Company's outstanding term loan combined with lower yields on the Company's investments notwithstanding higher average cash balances.

        Other (Expense) Income, Net.    In the first half of fiscal year 2003, the Company generated other expense of $85,000 compared to other income of $199,000 in the same period of the prior fiscal year. These amounts primarily relate to foreign currency transaction fluctuations related to the Company's United Kingdom operations.

        Income Taxes.    The Company's effective tax rate in the first half of fiscal year 2003 was 34.5%, based on the estimated effective tax rate for the entire fiscal year 2003, compared to 38.0% in the first half of fiscal year 2002. The effective tax rate for the entire fiscal year 2002 was 34.3%.

        Liquidity and Capital Resources.    The primary source of liquidity for the Company is cash generated from operations. In the second and third quarters of fiscal year 2002, the Company supplemented cash generated from operations by borrowing on a term loan under a new credit facility (described below) to fund tenant improvements and equipment purchases for its new headquarter facilities. During the first six months of fiscal year 2003, the Company's cash and cash equivalents increased by $636,000 as operating cash inflows of $1.0 million and inflows from financing activities of $263,000 exceeded capital expenditures of $677,000. Operating cash inflows during the first six months of fiscal year 2003 resulted primarily from an increase in accounts payable and other accrued liabilities and net income. Partially offsetting these operating cash inflows were an increase in accounts receivable and an increase in inventories, both directly a result of the increased level of business during the second quarter of fiscal year 2003 when compared to the fourth quarter of fiscal year 2002. Capital expenditures during the first six months of fiscal year 2003 were comprised primarily of computer and related equipment. Financing cash inflows during the first six months of fiscal year 2003 resulted from stock option exercises and the sale of stock under the employee stock purchase plan partially offset by payments on the Company's term note.

        At December 31, 2002, the Company had a credit facility consisting of a $4,655,000 five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10,000,000 two-year revolving line of credit for working capital purposes that expires on November 30, 2003. Both the term note and the line of credit are collateralized by a general security interest in the Company's assets. Interest on the term note is set at variable rates equal to the bank's prime rate (4.25% on December 31, 2002) in effect from time to time. Interest on the line of credit is set at the bank's prime rate in effect from time to time minus 0.25% or, at the Company's option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. The term note provided for a nine-month draw period through August 28, 2002, during which period only interest was paid. Upon expiration of the draw period, all amounts outstanding under the note became payable in 60 equal payments of principal plus interest. At December 31, 2002, $4,422,000, including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. Under a prior revolving credit facility, no borrowings were outstanding at December 31, 2001.

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

        At December 31, 2002, the Company had $27.5 million of cash and cash equivalents, $56.3 million of working capital, and an unused bank line of credit of $10.0 million. As a result of the recent increase in the Company's level of business, the Company expects the funding of associated increases in accounts receivable and inventory to consume approximately $5.0 million of cash over the second half of fiscal year 2003. The Company believes that these resources will be sufficient to fund its operations and to provide for its growth into the foreseeable future. However, the Company's inability to collect its accounts receivable in a timely manner and/or a material decrease in demand for the Company's products (i) would materially and adversely affect the Company's cash generated from operations, which in turn would materially and adversely impact the Company's liquidity, results of operations and financial position, and (ii) could constitute or result in default under the Company's credit facility, which would enable the lender under the credit facility, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender's obligation to extend credit under the credit facility, either of which could materially and adversely impact the Company's liquidity, results of operation and financial position.

        In addition, the loan agreement that governs the credit facility requires the Company to comply with several financial and non-financial covenants. A violation of one or more of the covenants would constitute a default under the credit facility, which would enable the lender, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender's obligation to extend credit under the credit facility, either of which could materially and adversely impact the Company's liquidity, results of operation and financial position. A copy of the loan agreement that governs the credit facility was filed on February 13, 2002 as an exhibit to the Company's Quarterly Report on Form 10-Q, and a copy of the first amendment to the loan agreement that governs the credit facility was filed on November 11, 2002 as an exhibit to the Company's Quarterly report on Form 10-Q.

        The following schedule summarizes the Company's contractual obligations to make future payments as of December 31, 2002: (in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating Leases	37,813	$3,124	$6,431	$6,321	$21,937
Debt	4,422	931	1,862	1,629	—

Total Contractual Cash Obligations	$42,235	$4,055	$8,293	$7,950	$21,937

Recent Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for, and are reflected in, the financial statements for the second quarter of the Company's fiscal year 2003. The Company does not expect the adoption of FIN 45 to have a material effect on its results of operations or financial condition.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material effect on its results of operations or financial condition.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The interim disclosure requirements are effective for the third quarter of the Company's fiscal year 2003. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its results of operations or financial condition.

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

        Interest Rate Risk.    The Company's financial instruments with market risk exposure are the Company's cash equivalents, term note and, to the extent utilized, revolving line of credit. At December 31, 2002 $4,422,000, including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. To achieve this objective, the Company currently maintains a portfolio of high-grade commercial paper and money market funds.

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

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

        On January 10, 2003, Raytheon Company filed a lawsuit against the Company and various other companies in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company's products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library. The complaint states that Raytheon is seeking the defendants to stop selling infringing products, to pay Raytheon for their past use of the invention under the patent, and to pay Raytheon's costs and expenses and its reasonable attorney fees. The Company received notice of the lawsuit shortly before the filing of this Quarterly Report on Form 10-Q. As a result, the Company is at an early stage in its investigation of this matter and has not yet reached any conclusion regarding the merit or materiality of the lawsuit.

Item 4.—Submission of Matters to a Vote of Security Holders

        On November 19, 2002 the Company held its Annual Meeting of Shareholders in San Diego, California. At the meeting, the shareholders approved management's slate of directors and one additional proposal with the following vote distribution:

Item	Affirmative	Negative	Withheld	Broker Non-vote
Election of Board Members
Christopher Calisi	10,484,952		50,583
Robert A. Degan	10,420,652		114,883
Peter Preuss	10,423,729		111,806
Scott McClendon	10,465,352		70,183
John A. Shane	10,431,837		103,698
Other Matters
Reappoint PricewaterhouseCoopers LLP as independent accountants for fiscal year 2003	10,481,835	48,300	5,400

Item 5.—Other Information

        This Quarterly Report on Form 10-Q, when filed with the SEC, was accompanied by written statements by Christopher Calisi, the Company's President and Chief Executive Officer, and Vernon A. Loforti, Vice President, Chief Financial Officer and Secretary, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.—Exhibits and Reports on Form 8-K

(a)
Exhibits

        None

(b)
Reports on Form 8-K.

        None

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.
Date: February 12, 2003	By:	/s/ VERNON A. LOFORTI Vernon A. LoForti Vice President, Chief Financial Officer and Secretary

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

Dated: February 12, 2003	By:	/s/ CHRISTOPHER CALISI Christopher Calisi, President and Chief Executive Officer

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

Dated: February 12, 2003	By:	/s/ VERNON A. LOFORTI Vernon A. LoForti, Vice President, Chief Financial Officer and Secretary

QuickLinks

OVERLAND STORAGE, INC. FORM 10-Q For the quarterly period ended December 31, 2002 Table of Contents
  PART I—FINANCIAL INFORMATION
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
OVERLAND STORAGE, INC. CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited) (In thousands)
OVERLAND STORAGE, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
  Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3.—Quantitative and Qualitative Disclosures About Market Risk
  Item 4.—Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1.—Legal Proceedings
  Item 4.—Submission of Matters to a Vote of Security Holders
  Item 5.—Other Information
  Item 6.—Exhibits and Reports on Form 8-K
SIGNATURE
  CERTIFICATIONS