Form 10-Q
period 2003-03-31
OVERLAND STORAGE INC
filed 2003-05-12
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number: 000-22071

OVERLAND STORAGE, INC.

(Exact name of registrant as specified in its charter)

California	95-3535285
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4820 Overland Avenue, San Diego, California  92123-1599

(Address of principal executive offices, including zip code)

(858) 571-5555

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒       No  ☐

As of May 5, 2003, there were 11,282,282 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended March 31, 2003

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net revenues:
Product sales	$55,329	$42,493	$137,118	$127,404
Royalties & services	871	346	2,233	1,023
Total net revenues	56,200	42,839	139,351	128,427

Cost of revenues	40,509	30,826	101,485	95,294

Gross profit	15,691	12,013	37,866	33,133

Operating expenses:
Sales and marketing	6,959	5,435	19,718	14,359
Research and development	2,216	1,649	5,639	5,162
General and administrative	2,680	2,134	7,206	6,336

Total operating expenses	11,855	9,218	32,563	25,857

Income from operations	3,836	2,795	5,303	7,276

Other income (expense):
Interest income, net	14	57	108	241
Other (expense) income, net	(124)	66	(209)	265

Income before income taxes	3,726	2,918	5,202	7,782
Provision for income taxes	1,286	816	1,795	2,664

Net income	$2,440	$2,102	$3,407	$5,118

Earnings per share:

Basic	$0.22	$0.20	$0.31	$0.48
Diluted	$0.20	$0.18	$0.28	$0.46

Number of shares used in computing earnings per share:

Basic	11,162	10,645	11,079	10,564
Diluted	12,230	11,685	11,999	11,108

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands)

	March 31, 2003	June 30, 2002
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$28,716	$26,884
Accounts receivable, less allowance for doubtful accounts of $281 and $652, respectively	30,166	21,391
Inventories	20,245	17,503
Deferred income taxes	3,368	3,368
Other current assets	2,488	2,187

Total current assets	84,983	71,333

Property and equipment, net	8,514	9,171
Other assets	611	499

	$94,108	$81,003

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$13,364	$8,266
Accrued liabilities	5,078	3,390
Accrued payroll and employee compensation	3,362	2,718
Accrued warranty	2,254	1,720
Current portion of long-term debt	931	776

Total current liabilities	24,989	16,870

Long-term debt	3,258	3,879
Other liabilities	1,467	988

Total liabilities	29,714	21,737

Shareholders’ equity:
Common stock, no par value, 25,000 shares authorized; 11,255 and 11,003 shares issued and outstanding, respectively	38,360	36,654
Accumulated other comprehensive loss	(263)	(278)
Retained earnings	26,297	22,890

Total shareholders’ equity	64,394	59,266

	$94,108	$81,003

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net income	$3,407	$5,118
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,761	1,498
Changes in operating assets and liabilities:
Accounts receivable	(8,775)	(1,836)
Inventories	(2,742)	3,635
Accounts payable and accrued liabilities	7,320	(301)
Accrued payroll and employee compensation	644	10
Other	66	910

Net cash provided by operating activities	1,681	9,034

INVESTING ACTIVITIES:
Capital expenditures	(1,104)	(5,848)

Net cash used in investing activities	(1,104)	(5,848)

FINANCING ACTIVITIES:
Payments on long-term debt	(466)	—
Proceeds from long-term debt	—	4,655
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	1,706	704

Net cash provided by financing activities	1,240	5,359

Effect of exchange rate changes on cash	15	21

Net increase in cash and cash equivalents	1,832	8,566
Cash and cash equivalents at the beginning of the period	26,884	10,844

Cash and cash equivalents at the end of the period	$28,716	$19,410

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying condensed consolidated financial statements of Overland Storage, Inc. and its subsidiaries (“Overland Storage” or the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Our third fiscal quarter ends on the Sunday closest to March 31.  For ease of presentation, our third fiscal quarter end is deemed to be March 31.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 on file with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2 — Inventories

Inventories consist of the following (in thousands):

	March 31, 2003	June 30, 2002
	(unaudited)

Raw materials	$8,451	$8,659
Work-in-process	2,449	2,724
Finished goods	9,345	6,120
	$20,245	$17,503

Note 3 — Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method.  Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 73,250 and 146,000 at March 31, 2003 and 2002, respectively.

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net income	$2,440	$2,102	$3,407	$5,118

BASIC EPS:
Weighted average number of common shares outstanding	11,162	10,645	11,079	10,564

Basic earnings per share	$0.22	$0.20	$0.31	$0.48

DILUTED EPS:
Weighted average number of common shares outstanding	11,162	10,645	11,079	10,564

Common stock equivalents from the issuance of options using the treasury stock method	1,068	1,040	920	544

	12,230	11,685	11,999	11,108

Diluted earnings per share	$0.20	$0.18	$0.28	$0.46

Note 4 — Comprehensive Income

Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to accumulated other comprehensive income within shareholders’ equity.

Comprehensive income for the three and nine months ended March 31, 2003 and 2002 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net income	$2,440	$2,102	$3,407	$5,118
Foreign currency translation effect	(10)	(36)	15	21
Comprehensive income	$2,430	$2,066	$3,422	$5,139

Note 5 — Bank Borrowings and Debt Arrangements

At March 31, 2003, we had a credit facility consisting of a $4,655,000 five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10,000,000 two-year revolving line of credit for working capital purposes that expires on November 30, 2003.  Both the term note and the line of credit are collateralized by a general security interest in our assets.  Interest on the term note is set at variable rates equal to the bank’s prime rate (4.25% on March 31, 2003) in effect from time to time.  Interest on the line of credit is set at the bank’s prime rate in effect from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants.  The term note provided for a nine-month draw period through August 28, 2002, during which period only interest was paid.  Upon expiration of the draw period, all amounts outstanding under the note became payable in 60 equal payments of principal plus interest.  At March 31, 2003, $4,189,000, including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. At March 31, 2002, $4,655,000, including $543,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit.

Note 6 — Accrued Restructuring Charges

During the fourth quarter of fiscal year 2001, we recorded a pretax charge of approximately $2.5 million, including $2.2 million in inventory and fixed asset impairments and $363,000 of restructuring charges, related to the sale of our Travan-based WS30 and EDT40 tape drive designs and related assets and our exit from the entry-level tape drive business including the closure of our Longmont, Colorado facility.  The following table summarizes the activity and balances of the accrued restructuring charges through March 31, 2003:

	Employee Related	Lease and Facility	Total

Restructuring charge	$159,000	$204,000	$363,000
Cash payments	(31,000)	—	(31,000)

Accrued restructuring charges at June 30, 2001	128,000	204,000	332,000

Cash payments	(128,000)	—	(128,000)
Adjustments	—	228,000	228,000

Accrued restructuring charges at June 30, 2002	$—	$432,000	$432,000

Cash payments	—	—	—
Adjustments	—	156,000	156,000

Accrued restructuring charges at March 31, 2003	$—	$588,000	$588,000

Subsequent to the termination of the Travan based development project in May 2002, we temporarily used the Longmont facility for certain engineering operations primarily related to our software products.  During the third quarter of fiscal year 2003, we completed the relocation of all operations from the Longmont facility to our San Diego headquarters.  After the relocation we re-evaluated our accrual related to the Longmont facility lease.  While we continue to pursue sub-lease opportunities, based upon the current commercial real estate market in Longmont, we have determined that it is unlikely that we will be able to sub-lease the property and have recorded an additional charge of $156,000 to accrue all of the remaining payments due under the lease.  We expect to pay the accrued facility costs over the remaining life of the lease, which expires in November 2005.

Note 7 — Legal Proceedings

On January 10, 2003, Raytheon Company filed a lawsuit against us and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleges that our products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library.  In the complaint, Raytheon demands that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  On February 6, 2003, Raytheon filed an amended complaint stating its original claim with more particularity. We filed an answer to Raytheon’s complaint on March 7, 2003, denying all material allegations in the complaint and asserting counterclaims seeking to have Raytheon’s ‘791 patent declared invalid, unenforceable and not infringed by us.  As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying condensed consolidated financial statements for such matters.

Note 8 — Accounting for Stock-Based Compensation

We account for employee stock-based compensation using the intrinsic value method.  In most cases, we have not recognized compensation expense for our employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date.  Similarly, we have not recognized compensation expense for purchase rights under our qualified Employee Stock Purchase Plan, or ESPP, as they have been granted in accordance with terms of the ESPP.  Had compensation expense for our employee stock-based compensation awards been determined based on the fair value at the grant date for awards through March 31, 2003 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net income, as reported	$2,440	$2,102	$3,407	$5,118

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,203)	(744)	(3,361)	(2,500)

Pro forma net income	$1,237	$1,358	$46	$2,618

Earnings per share:

Basic - as reported	$0.22	$0.20	$0.31	$0.48

Basic - pro forma	$0.11	$0.13	$—	$0.25

Diluted - as reported	$0.20	$0.18	$0.28	$0.46

Diluted - pro forma	$0.10	$0.12	$—	$0.24

Note 9 — Guarantees

Our standard warranty is a three-year return-to-factory warranty that covers both parts and labor.  For products that we distribute and for drives and tapes used in our products that are manufactured by a third party, we pass on to the customer the warranty provided by the manufacturer.  We also provide on-site service for the first warranty year of our enterprise-class products, for which we contract with third-party service providers.

We provide for the estimated cost of product warranties at the time revenue is recognized.  Our product warranty liability reflects our best estimate of probable liability under our product warranties. We estimate the warranty based on expected product failure rates, historical experience, and other currently available information.

We also sell extended on-site warranties for certain products for which revenue is deferred and recognized over the warranty period.

Changes in the liability for product warranty and deferred revenue associated with extended warranties for the nine months ended March 31, 2003 were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2002	$1,720	$703

Settlements made during the period	(1,197)	(1,240)
Change in liability for warranties issued during the period	1,731	1,801
Change in Liability for preexisting warranties	—	(82)

Liability at March 31, 2003	$2,254	$1,182

Note 10 — Effects of Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. Note 9 above discloses the significant guarantees that we have entered. We do not expect the adoption of FIN 45 to have a material effect on our results of operations or financial condition.

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material effect on our results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for our fiscal year 2003. The additional interim disclosure requirements are reflected in this Form 10-Q.  We do not expect the adoption of SFAS No. 148 to have a material effect on our results of operations or financial condition.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words and expressions reflecting optimism and satisfaction with current prospects, as well as words such as “believes,” “intends,” “expects,” “plans,” “anticipates,” and variations thereof, identify forward-looking statements, but their absence does not mean that a statement is not forward looking. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties.  The forward-looking statements included herein are not guarantees of performance.  Such forward-looking statements are based on current expectations and entail such risks and uncertainties as those set forth below, which could cause our actual results to differ materially from those projected in the forward-looking statements.  Factors that could cause or contribute to such differences include: continuing transitional issues at our largest OEM customer, technology spending levels; unexpected shortages of critical components; rescheduling or cancellation of customer orders; loss of or significantly reduced orders from a major customer; the timing and market acceptance of new product introductions by us, our competitors or our licensees; the timing and amount of licensing royalties; general competition and price pressures in the marketplace; our ability to control costs and expenses and general economic conditions.  We disclaim any obligation to update or publicly announce revisions to any such statements to reflect future events or developments.  For a more detailed discussion of these and other risks, see our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and filed with the Securities and Exchange Commission on September 27, 2002.

Overview

We design, develop, manufacture, market and support magnetic tape data automation solutions.  Businesses use these solutions for backup, archival and data interchange functions in high-availability network computing environments.

Our primary products are automated tape libraries, powerloaders and loaders which combine electro-mechanical robotics, electronic hardware and firmware developed by us with an emphasis on efficiency of design, functionality and reliability.  We also distribute products manufactured by other original equipment manufacturers (“OEMs”) and market various other products including spare parts and tape media.  We also license a proprietary tape encoding technology that we developed under the name Variable Rate Randomizer or “VR2”.

In addition, we have introduced our first software product, the Overland Storage Resource Manager.  To date, sales generated from the Overland Storage Resource Manager have not been material.

Formerly known as Overland Data, Inc., we changed our name on June 28, 2002 to Overland Storage, Inc. to reflect our expanded commitment to both hardware and software storage solutions.

Risk Factors

Our business is highly dependent on our level of sales to one major customer.

Historically, our largest customer was Compaq, accounting for approximately 62% of net revenues in fiscal year 2002, 63% of net revenues in fiscal year 2001 and 54% of net revenues in fiscal year 2000.  On May 3, 2002, Hewlett Packard Company, or HP, announced the consummation of its merger with Compaq.  Sales to HP accounted for approximately 63% of our net revenues for the quarter ended March 31, 2003.  We currently are in the process of finalizing our new contract with HP.  No other customer accounted for more than 10% of net revenues during the quarter ended March 31, 2003.

Our sales to HP may be affected adversely by various factors relating to HP’s business, liquidity, results of operation and financial position.  We expect that HP will continue to represent a significant portion of our revenues in future periods.  Consequently, our business, liquidity, results of operation and financial position would be materially and adversely impacted by our failure to finalize a new contract with HP, the loss of the HP account, or the reduction, delay or cancellation of HP orders.  Neither HP nor any other customer is obligated to purchase a specific amount of our products or provide binding forecasts of purchases for any period.

The market price of our common stock may be very volatile.

The market price of our common stock has experienced significant fluctuations since it commenced trading in February 1997.  The market price of our common stock may continue to fluctuate significantly in the future.  Many factors could cause the market price of our common stock to fluctuate, including:

•      announcements concerning us or our competitors;

•      changes in earnings estimates by analysts;

•      purchasing decisions of HP and other significant customers;

•      quarterly variations in operating results;

•      the introduction of new technologies or products;

•      changes in product pricing policies by us or our competitors; and

•      changes in general economic conditions.

In addition, stock markets have experienced extreme price and volume volatility in recent years.  This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies.  These market fluctuations may adversely affect the market price of our common stock.

Our financial results may fluctuate substantially for many reasons, and past results should not be relied on as indications of future performance.

All of the markets that we serve are volatile and subject to market shifts, which we may not be able to discern in advance. A slowdown in the demand for workstations, mid-range computer systems, networks and servers could have a significant adverse effect on the demand for our products in any given period.  We have experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements.  Our customers may cancel or delay purchase orders for a variety of reasons, including the rescheduling of new product introductions, changes in their inventory practices or forecasted demand, general economic conditions affecting our customers’ markets, changes in our pricing or the pricing of our competitors, new product announcements by us or others, quality or reliability problems related to our products or selection of competitive products as alternate sources of supply.  In particular, our ability to forecast sales to distributors, integrators and value-added resellers is especially limited as these customers typically provide to us relatively short order lead times or are permitted to change orders on short notice.  Given that a large portion of our sales are generated by our European channel, our first fiscal quarter (July through September) is commonly impacted by seasonally slow European orders, reflecting the summer holiday period in Europe.

In addition, our financial results have fluctuated and will continue to fluctuate quarterly and annually based on many other factors such as:

•      changes in customer mix (e.g., OEM vs. branded);

•      the level of utilization of our production capacity;

•      changes in product mix;

•      fluctuations in average selling prices;

•      manufacturing yields;

•      increases in production and engineering costs associated with initial production of new products;

•      changes in the cost of or limitations on availability of materials; and

•      labor shortages.

Based on all of the foregoing, we believe that our revenues and operating results will continue to fluctuate, and period-to-period comparisons are not necessarily meaningful and should not be relied on as indications of future performance.  Furthermore, in some future quarters, our revenues and operating results could be below the expectations of public market analysts or investors, which could result in a material adverse effect on the price of our common stock.  In addition, portions of our expenses are fixed and difficult to reduce if revenues do not meet our expectations.  These fixed expenses magnify the material adverse effect of any revenue shortfall.

We face intense competition and price pressure, and many of our competitors have substantially greater resources than we do.

The worldwide storage market is intensely competitive as a number of manufacturers of tape automation solutions and storage management software products compete for a limited number of customers.  In addition, barriers to entry are relatively low in these markets.  We currently participate in two segments of the tape backup market: (1) enterprise-level applications; and (2) mid-sized applications for workgroups, departments and small enterprises.  In both of these segments, many of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products.  Our hardware products currently compete with products made by Advanced Digital Information Corporation, Quantum Corporation, Storage Technology Corporation and Qualstar Corporation.  Our software products currently compete with products made by International Business Machines Corporation, HP, Computer Associates International, Inc., EMC Corporation, Veritas Software Corporation and numerous small software startups.  The markets for our products are characterized by significant price competition, and we anticipate that our products will face increasing price pressure.  This pressure could result in significant price erosion, reduced profit margins and loss of market share, which could have a material adverse effect on our business, liquidity, results of operation and financial position.

Our business is highly dependent on the continued availability and market acceptance of the tape technologies incorporated in our products.

We derive a majority of our revenue from products that incorporate tape drives purchased from other manufacturers and based on unique formats and tape technologies.  Certain of these tape drives are only available from a single manufacturer, and we expect to continue to derive a substantial amount of our revenue from products incorporating these tape drives for the foreseeable future.  In particular, a large portion of our products incorporate DLTtape drives manufactured by Quantum Corporation.  Quantum also is one of our competitors because Quantum markets its own tape automation products.  We do not have a long-term contract with Quantum, which could cease supplying tape drives directly to us.  Although Quantum has licensed Tandberg Data to be a second source manufacturer of DLTtape drives, we have not qualified Tandberg as an alternative supplier.

In addition, from time to time in the past, we have not obtained as many drives as we have needed from Quantum due to drive shortages or quality issues.  Any prolonged inability to obtain adequate deliveries could require us to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers.  This type of delay or damage could have a material adverse effect on our business, liquidity, results of operation and financial position.  In the past, we experienced problems with the supply of a newly-introduced DLTtape drive and these problems adversely affected our sales and earnings.  We cannot assure you that these or similar problems will not reoccur, or that we will not experience similar or more serious disruptions in supply in the future with current or new versions of DLTtape drives.

Our future operating results depend on the continued availability and market acceptance of the current tape technologies that we use.  If tape drives incorporating other technologies gain comparable or superior market acceptance than those currently incorporated in our products, then we might have to modify the design of our tape automation products to incorporate these tape drives.  Our inability to do so or to obtain sufficient quantities of these tape drives could have a material adverse effect on our business, liquidity, results of operation and financial position.

Our success depends on our ability to anticipate rapid technological changes and develop new and enhanced products.

As an advanced technology company, we are subject to numerous risks and uncertainties, generally characterized by rapid technological change and intense competition.  In this environment, our future success will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products.  Development schedules for high technology products are inherently subject to uncertainty.  We may not meet our product development schedules, including those for products based on our VR2 technology or storage management software products, and development costs could exceed budgeted amounts.  In addition, there can be no assurance that our licensees, in the case of our VR2 technology, or our licensors ,in the case of our software products, will meet their product development schedules.  Our business, liquidity, results of operation and financial position may be materially and adversely affected if the products or product enhancements that we develop are delayed or not delivered due to developmental problems, quality issues or component shortage problems, or if our products or product enhancements do not achieve market acceptance or are unreliable.  The introduction, whether by us or our competitors, of new products embodying new technologies, such as new sequential or random access mass storage devices, and the emergence of new industry standards could render existing products obsolete or not marketable, which may have a material adverse affect on our business, liquidity, results of operation and financial position.

We rely on outside suppliers to provide a large number of components and subassemblies incorporated in our products.

Our products have a large number of components and subassemblies produced by outside suppliers.  Accordingly, we depend greatly on these suppliers for tape drives, printed circuit boards and integrated circuits, which are essential to the manufacture of our products.  In addition, for certain of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price.  If these shortages occur, or if we experience quality problems with suppliers, then our product shipments could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

Our international operations are important to our business and involve unique risks.

Historically, sales to customers outside of the U.S. have represented a significant portion of our sales and we expect them to continue representing a significant portion of sales.  Sales to customers outside the U.S. are subject to various risks, including:

•      the imposition of governmental controls mandating compliance with various foreign and U.S. export laws;

•      currency exchange fluctuations;

•      political and economic instability;

•      trade restrictions;

•      changes in tariffs and taxes;

•      longer payment cycles (typically associated with international sales); and

•      difficulties in staffing and managing international operations.

Furthermore, we cannot assure that we will be able to comply with changes in foreign standards in the future, even though we endeavor to meet standards established by foreign regulatory bodies.  Our inability to design products that comply with foreign standards could have a material adverse effect on our business, liquidity, results of operation and financial position.  Currently, nearly all of our international sales are denominated in U.S. dollars and fluctuations in the value of foreign currencies relative to the U.S. dollar could, therefore, make our products less price competitive.  Additionally, the expenses of our international subsidiaries are denominated in their local currencies.  We currently do not engage in foreign currency hedging transactions, and are therefore exposed to some level of currency risk.

Our ability to compete effectively depends in part on our ability to protect effectively our intellectual property rights.

We rely on a combination of copyright, trademark, trade secret and other intellectual property laws to protect our intellectual property rights.  These rights, however, may not prevent competitors from developing products that are substantially equivalent or superior to our products.  We cannot assure that any patents will be granted for any of our product innovations, or that any patents will be valid or provide meaningful protection.  In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as U.S. laws.  Furthermore, competitors may independently develop similar products, duplicate our products or, if patents are issued to us, design around these patents.

Raytheon Company has sued us for patent infringement; this litigation could subject us to significant liabilities, costs and expenses.

On January 10, 2003, Raytheon Company filed a lawsuit against us and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleges that our products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library.  In the complaint, Raytheon demands that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  An adverse outcome in the Raytheon litigation (or similar proceedings) could:

•      subject us to significant liabilities;

•      require us to license disputed rights from Raytheon or others; or

•      require us to cease marketing or using some products.

Any of these events could have a material adverse effect on our business, liquidity, results of operation and financial position.  In addition, even if we do not experience an adverse outcome in the Raytheon litigation, or similar proceedings, the legal fees and other costs and expenses associated with litigation can be substantial and may adversely impact our business, liquidity, results of operation and financial position.

We may become involved in additional intellectual property litigation or proceedings and we cannot assure you that our products or trademarks do not infringe any intellectual property or other proprietary right of any third party.  Adverse resolution of any infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling various products which could materially adversely impact our business, liquidity, results of operation and financial position.

Our new software business unit involves many significant risks.

On June 11, 2002, we announced the launch of our first software product, the Overland Storage Resource Manager.  To date, sales generated from the Overland Storage Resource Manager have not been material.

The success of our new software business unit is uncertain and subject to significant risks, any of which could have a material adverse effect on our business, liquidity, results of operation and financial position.

We must commit significant resources to this new business unit before determining whether it will result in any successful software products.

We have not been involved previously in the development, marketing and sale of software products, and these areas are new to many of our personnel.  We cannot assure you that we will successfully develop, market and sell viable software products or a complete product offering.  Any delay in the commercial release of new or enhanced software products could result in a significant loss of potential revenues and may adversely impact the market price of our common stock.

The software industry is highly competitive.  Some of our competitors may have an advantage due to their relationships with their customers and other third parties and their significantly greater financial, technical, marketing and other resources.  Our competitors also may have the ability to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  This competition could seriously impede our ability to sell software products on terms favorable to us.  In addition, our current and potential competitors may develop and market new software products that render our existing or future products obsolete, unmarketable or less competitive.  Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other competitors, thereby increasing the availability of their services to address the needs of our current and prospective customers.  We may not be able to compete successfully against our current and future competitors, and competitive pressures that we encounter may seriously harm our business.

We license the majority of our software code from another company and depend on that software developer for the timely delivery of competitive, defect-free software that forms the basis for our software products.  In April 2003, EMC Corporation, one of our software competitors, acquired our software licensor.  As a result of this acquisition, our software licensor has available substantially greater financial and other resources, including an enhanced capability to develop and market similar and competitive software offerings.  Although EMC Corporation announced that it intends to continue our software license relationship, our commercial arrangement may not develop successfully and EMC Corporation could compete more directly with us.

If our software products do not achieve market acceptance or success, then the association of our brand name with these products may adversely affect our reputation and our sales of other products, as well as dilute the value of our brand name.

Our warranty reserves may not adequately cover our warranty obligations.

We have established reserves for the estimated liability associated with our product warranties.  However, we could experience unforeseen circumstances where these or future reserves may not adequately cover our warranty obligations.  For example, the failure or inadequate performance of product components that we purchase could increase our warranty obligations beyond these reserves.

Our credit facility is collateralized by a general security interest in our assets. If we were to default, then the lender would have the right to foreclose on our assets.

At March 31, 2003, our credit facility consisted of a $4.7 million five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10.0 million two-year revolving line of credit for working capital purposes that expires on November 30, 2003. At March 31, 2003, $4.2 million, including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit.  Both the term note and the line of credit are collateralized by a general security interest in our assets.  If we were to default under our credit facility, then the lender would have the right to accelerate the indebtedness outstanding under our credit facility and foreclose on our assets in order to satisfy our indebtedness.  A foreclosure could have a material adverse effect on our business, liquidity, results of operation and financial position.

Our inability to collect our accounts receivable in a timely manner or a material decrease in demand for our products would materially and adversely affect our liquidity.

At March 31, 2003, we had $28.7 million of cash and cash equivalents and an unused bank line of credit of $10 million.  We believe that these resources will be sufficient to fund our operations.  However, our inability to collect our accounts receivable in a timely manner or a material decrease in demand for our products:

•             would materially and adversely affect our cash generated from operations, which in turn would materially and adversely impact our business, liquidity, results of operations and financial position; and

•             could constitute or result in default under our credit facility, which would enable the lender under the credit facility, at its option without notice, to accelerate all then-outstanding indebtedness under the credit facility and/or terminate the lender’s obligation to extend credit under the credit facility, either of which could materially and adversely impact our business, liquidity, results of operation and financial position.

Our credit facility requires that we comply with several financial and non-financial covenants.  If we fail to comply with these covenants, then we will be in default of the credit facility.

The loan agreement that governs our credit facility requires us to comply with several financial and non-financial covenants.  Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.  A violation of one or more of these covenants would constitute a default under the credit facility, which would enable the lender, at its option without notice, to accelerate all then-outstanding indebtedness under the credit facility and/or terminate the lender’s obligation to extend credit under the credit facility, either of which could materially and adversely impact our business, liquidity, results of operation and financial position.

Our success depends on our ability to attract, retain and motivate our executives and other key personnel.

Our future success depends in large part on our ability to attract, retain and motivate our executives and other key personnel, many of whom have been instrumental in developing new technologies and setting strategic plans.  Our growth also depends in large part on our continuing ability to hire, motivate and retain highly qualified management, technical, sales and marketing team members. Competition for qualified personnel is intense and there can be no assurance that we will retain existing personnel or attract additional qualified personnel in the future.

Future mergers and acquisitions may increase the risks associated with our business.

In the future, we may pursue mergers and acquisitions of complementary businesses, products or technologies as we seek to expand and increase the value-added component of our product offerings.  Mergers and acquisitions involve numerous risks, including liabilities that we may assume from the acquired company, difficulties in the assimilation of the operations and personnel of the acquired business, the diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct prior experience, and the potential loss of key employees of the acquired business.

Future mergers and acquisitions by us also may result in dilutive issuances of our equity securities and the incurrence of additional debt and amortization expenses related to intangible assets.  Any of these factors could adversely affect our business, liquidity, results of operation and financial position.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, bad debts, inventories, income taxes, warranty obligations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue on direct product sales (excluding sales to commercial distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product which may be returned under our warranty policy.  Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection.  Revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At March 31, 2003, approximately $1.1 million of product had been shipped to our commercial distributors, but not yet shipped to their ultimate customers. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, we record the sale.

We have entered into various licensing agreements relating to our VR2 technology. These agreements typically call for royalty fees based on sales by licensees of products containing VR2. Royalties on sales by licensees of products containing VR2 are recorded when earned, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase the ASIC chips from us embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee. In these instances, revenues on ASIC chip sales are recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

In some cases, these licensing agreements include initial payments to us for the delivery of the VR2 technology platform, consulting services or both. We recognize revenues related to the transfer of the technology platform upon delivery and acceptance by the customer, which entitles us to the initial fee and eliminates any further obligations under the agreement.  We recognize revenue related to consulting services as earned, typically based on time committed to the project.

We recognize software revenues in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). We license software under noncancelable perpetual agreements.  License revenues are recognized in the period in which the license agreement is in place, the fee is fixed and determinable, delivery of the technology has occurred and collectibility is probable.  Sales through our resellers are evidenced by a master agreement governing the relationship together with binding purchase orders placed electronically on our business-to-business ordering system.  We considered the license to be delivered, and the license revenue is recognized, when the reseller is issued a license key in the name of a specifically identified end user.

For software arrangements that include multiple elements, SOP 97-2 requires that we allocate the fee to the individual elements based on vendor-specific objective evidence of fair value (“VSOE”), regardless of the prices stated within the contract.  VSOE is limited to the price charged when the element is sold separately or, for an element that is not yet sold separately, the price established by management having the relevant authority.  When there is VSOE for the undelivered elements in multiple-element arrangements that are not accounted for using contract accounting, we allocate revenue to the delivered elements of the arrangement using the residual value method.  Therefore, we defer revenues from the arrangement fee equal to the fair value of the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of maintenance and postcontract customer support obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts.

When VSOE does not exist to allocate revenue to each of the various elements of an arrangement we cannot allocate revenue using the residual value method, we defer the entire fee from the arrangement until the earlier of the establishment of VSOE or the delivery of all the elements of the arrangement.

Allowance for Doubtful Accounts

We prepare our estimate of allowance for doubtful accounts based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, we analyze specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment terms and/or patterns. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make additional payments, then we may need to make additional allowances. Likewise, if we determine that we could realize more of our receivables in the future than previously estimated, we would adjust the allowance to increase income in the period we made this determination. We review the allowance for doubtful accounts on a quarterly basis and record adjustments as deemed necessary.

Inventory Valuation

We record inventories at the lower of cost or market value.  We assess the value of our inventories periodically based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, we adjust our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value. Likewise, we record an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs. If actual market conditions are less favorable than what  we projected, then we may need to record additional inventory adjustments and adverse purchase commitment.

Income Taxes

We estimate our tax liability based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets. If we cannot realize certain deferred tax assets or if the tax laws change unfavorably, we could experience potential significant losses in excess of provisions established. Likewise, if we can realize additional deferred tax assets or if tax laws change favorably, we could experience potential significant gains.

Warranty Obligations

Our standard warranty is a three-year return-to-factory policy that covers both parts and labor.  For products that we distribute and for drives and tapes used in our products that are manufactured by a third party, we pass on to the customer the warranty provided by the manufacturer.  We also provide on-site service for the first warranty year of our enterprise-class products, for which we contract with third-party service providers.  For certain products, we offer a program called XchangeNOW as part of our return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request.  The customer ships the defective unit back to us using the shipping materials from the replacement unit.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates and material usage or service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates,  then we would need to revise the estimated warranty liability.

Impairment of Assets

We also consider potential impairment of both tangible and intangible assets when circumstances indicate that the carrying amount of an asset may not be recoverable. In such circumstances, we may incur material charges relating to the impairment of such asset.  We would measure any required impairment loss as the amount by which the asset’s carrying value exceeds its fair value and we would record it as a reduction in the carrying value of the related assets and charge it to results of operations.

Results Of Operations

The following table sets forth items in our statement of operations as a percentage of net revenues for the periods presented.  We have derived this data from our unaudited condensed consolidated financial statements.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.1	72.0	72.8	74.2
Gross profit	27.9	28.0	27.2	25.8

Operating expenses:
Sales and marketing	12.4	12.7	14.2	11.2
Research and development	3.9	3.8	4.0	4.0
General and administrative	4.8	5.0	5.2	4.9
Total operating expenses	21.1	21.5	23.4	20.1

Income from operations	6.8	6.5	3.8	5.7
Other income (expense):
Interest income, net	—	0.1	0.1	0.2
Other (expense) income, net	(0.2)	0.2	(0.1)	0.2

Income before income taxes	6.6	6.8	3.8	6.1
Provision for income taxes	2.3	1.9	1.3	2.1

Net income	4.3%	4.9%	2.5%	4.0%

For the three months ended March 31, 2003 and 2002

Net Revenues. Net revenues of $56.2 million in the third quarter of fiscal year 2003 were $13.4 million or 31.2% above net revenues of $42.8 million in the third quarter of fiscal year 2002. Revenues from our OEM customers as a group during the third quarter of fiscal year 2003 increased by $12.2 or 44.0% when compared to the third quarter of fiscal year 2002.  This revenue increase was primarily the result of sales to HP which grew 37.6% over the third quarter of fiscal year 2003. In addition, we experienced increased sales to IBM resulting from increased tape library sales under our recently signed agreement with IBM over the final shipments to IBM of 36-track products during the prior year quarter.

The third quarter of fiscal year 2003 represented the first full quarter of shipments to our two largest OEM customers.  In the case of HP, supplies of HP’s competing predecessor product were not fully depleted and replaced by our products until midway through the second quarter of fiscal year 2003. In the case of IBM, we did not commence shipments under our new agreement until midway through the second quarter of fiscal year 2003.  Revenues from HP and IBM may have ramped to normal run rates and future growth, if any, may be at much slower rates.  Sales to HP accounted for 62.9% of net revenues in the third quarter of fiscal year 2003, compared to 60.0% in the third quarter of fiscal year 2002.

Net revenues from sales of Overland branded products grew to $15.2 million during the third quarter of fiscal year 2003, 7.2% over revenues of $14.2 million during the third quarter of fiscal year 2002.  This revenue growth reflects our increased focus on the Overland branded channel over the past year.  Sales of Overland branded library products increased by 63.3% over the third quarter of fiscal year 2002, driven primarily by Neo series library revenues.  Partially offsetting this increase was a decrease in

PowerLoader products, primarily as a result of a few large one-time orders within our European region in the prior year quarter, and a decrease in revenues in our Asian region as a result of the discontinuation of our 36-track products.

VR2 revenues during the third quarter of fiscal year 2003 amounted to $952,000, comprised of royalties of $596,000, engineering service fees of $275,000 and chip sales of $81,000. VR2 revenues during the third quarter of fiscal year 2002 amounted to $818,000, comprised of royalties of $95,000, engineering service fees of $250,000 and chip sales of $473,000.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Library products:
Neo series	67.5%	45.5%	64.9%	39.6%
LibraryXpress	—	10.5	0.1	19.6
LibraryPro	1.5	7.3	4.5	8.0
Loaders	10.7	14.3	11.9	12.0
	79.7	77.6	81.4	79.2

Other products:
Spare parts, controllers, other	18.6	14.6	16.6	13.6
Discontinued products	—	5.9	—	5.7
VR2 royalties and services	1.7	1.9	2.0	1.5
	100.0%	100.0%	100.0%	100.0%

Gross Profit.  Gross profit in the third quarter of fiscal year 2003 amounted to $15.7 million, an increase of $3.7 million or 30.6% from $12.0 million in the third quarter of fiscal year 2002.  This increase was driven by the increase in revenues.  The gross margin percentage was 27.9% for the third quarter of fiscal year 2003, compared to 28.0 % for the third quarter of fiscal year 2002.  Although we experienced a higher concentration of relatively lower margin revenues to our OEM customers, we also enjoyed a full quarter of material cost reductions achieved during the first two quarters of fiscal year 2003 along with additional material cost reductions achieved during the third quarter.  These material cost reductions, along with higher concentrations of revenue from relatively higher margin add-on drive products and royalties, directly offset the effect of the higher concentration of revenues from OEM products.

Sales and Marketing Expense. Sales and marketing expense amounted to $7.0 million, representing 12.4% of net revenues in the third quarter of fiscal year 2003, compared to $5.4 million or 12.7% of net revenues in the third quarter of fiscal year 2002. Increased expenditures were due primarily to salary and related expenses associated with the expansion of our branded sales force, increased spending associated with lead generation activities, increased market development funding related to our OEM customers, the enhancement of our internal marketing team, and incremental expenses associated with our software products.

Research and Development Expense. Research and development expense was $2.2 million, representing 3.9% of net revenues in the third quarter of fiscal year 2003, compared to $1.6 million or 3.8% of net revenues in the third quarter of fiscal year 2002. This increase was largely due to the addition of an advanced engineering group and a $156,000 charge reflecting an adjustment in our estimated liability related to the closure of our Longmont, Colorado R&D facility.  Although we continue to pursue sub-lease opportunities of the Longmont facility, we have concluded that it is unlikely given the current commercial real estate market in Longmont and have therefore accrued the remaining lease payments in full.

General and Administrative Expense. General and administrative expense was $2.7 million, representing 4.8% of net revenues in the third quarter of fiscal year 2003, compared to $2.1 million or 5.0% of net revenues in the third quarter of fiscal year 2002.  This increase in general and administrative expense resulted primarily from legal expenses associated with the defense of the Raytheon lawsuit and increased compensation, primarily variable, and related benefits.

Interest Income, Net. In the third quarter of fiscal year 2003, we generated net interest income of $14,000 compared to $57,000 during the same period of the prior fiscal year.  This decrease was due to interest expense from our outstanding term loan combined with lower yields on our investments, notwithstanding higher average cash balances.

Other (Expense) Income, Net. In the third quarter of fiscal year 2003, we generated other expense of $124,000 compared to other income of $66,000 in the third quarter of fiscal year 2002.  These amounts are primarily related to foreign currency transaction fluctuations related to our United Kingdom operations.

Income Taxes. Our effective tax rate in the third quarter of fiscal year 2003 was 34.5%, based on the estimated effective tax rate for the entire fiscal year 2003, compared to 28.0% in the third quarter of fiscal year 2002. The effective tax rate in the third quarter of fiscal year 2003 included an annual adjustment resulting from the projected generation of research and development tax credits and an increased benefit from foreign sales. These changes in projections resulted from tax planning strategies identified in connection with the preparation of our fiscal year 2001 tax return during the three-month period ended March 31, 2002.  The effective tax rate for the entire fiscal year 2002 was 34.3%.

For the nine months ended March 31, 2003 and 2002

Net Revenues.  Net revenues of $139.4 million in the first nine months of fiscal year 2003 increased by $10.9 million or 8.5% from net revenues of $128.4 million in the first nine months of fiscal year 2002. Revenues from our OEM customers as a group during the first nine months of fiscal year 2003 increased by $2.9 million or 3.3% when compared to the first nine months of fiscal year 2002.  This increase was in spite of the discontinuation of our 36-track products during the third quarter of fiscal year 2002, which products accounted for net revenues of $6.9 million in the first nine months of fiscal year 2002. Sales to HP accounted for 59.2% of net revenues in the first nine months of fiscal year 2003, compared to 63.9% in the first nine months of fiscal year 2002.

Net revenues from Overland branded products grew to $45.7 million during the first nine months of fiscal year 2003, 18.5% over revenues of  $38.6 million during the first nine months of fiscal year 2002.  This increase reflects our increased focus on the Overland branded channel over the past year.  Sales of Overland branded library products increased 62.8% over the first nine months of fiscal year 2002, driven by Neo series library and loader revenues primarily from our domestic customers.  Partially offsetting this increase was a decrease in PowerLoader products, primarily as a result of a few large one-time orders within our European region in the prior year, and a decrease in revenues in our Asian region as a result of the discontinuation of our 36-track products.

VR2 revenues during the first nine months of fiscal year 2003 amounted to $2.8 million, comprised of royalties of $1.4 million, engineering service fees of $775,000 and chip sales of $599,000. VR2 revenues during the first nine months of fiscal year 2002 amounted to $1.9 million, comprised of royalties of $272,000, engineering service fees of $750,000 and chip sales of $890,000.

Gross Profit.  Gross profit for the first nine months of fiscal 2003 was $37.9 million, a 14.3% increase from the $33.1 million reported during the first nine months of fiscal year 2002.  The gross margin percentage increased to 27.2% in the first nine months of fiscal 2003 from 25.8% in the first nine months of fiscal year 2002. The lower margin in the first nine months of fiscal year 2002 resulted primarily from the high cost of the initial production volumes of the Neo series libraries.  The increase in the gross margin percentage during the first nine months of fiscal year 2003 resulted primarily from material cost reductions, increasing production volumes of the Neo series products and a higher concentration of higher margin Overland branded product revenues.  Somewhat offsetting the cost reductions and favorable channel mix were lower average selling prices of the Overland branded products and increased warranty expense as Overland branded products became a larger share of our revenues.

Sales and Marketing Expense.  Sales and marketing expense amounted to $19.7 million or 14.2% of net revenues in the first nine months of fiscal year 2003, compared to $14.4 million or 11.2% of net revenues in the first nine months of fiscal year 2002. Increased expenditures resulted primarily from salary and related expenses associated with the expansion of our branded sales force, increased spending associated with lead generation activities, increased market development funding related to our OEM customers, the enhancement of our internal marketing team, and incremental expenses associated with our software products.

Research and Development Expense.  Research and development expense amounted to $5.6 million or 4.0% of net revenues in the first nine months of fiscal year 2003, compared to $5.2 million or 4.0% of net revenues in the first nine months of fiscal year 2002. This increase in absolute dollars resulted primarily from the incremental costs associated with our advanced engineering team that was launched late in the fourth quarter of fiscal year 2002.  Both periods included an adjustment in our estimated liability related to the closure of our Longmont, Colorado R&D facility.  Although we continue to pursue sub-lease opportunities for the Longmont facility, we have concluded that it is unlikely given the current commercial real estate market in Longmont and have therefore accrued the remaining lease payments in full in the third quarter of fiscal year 2003.

General and Administrative.  General and administrative expense amounted to $7.2 million or 5.2% of net revenues in the first nine months of fiscal year 2003, compared to $6.3 million or 4.9% of net revenues in the first nine months of fiscal year 2002. This increase in general and administrative expense resulted primarily from the addition of our Storage Resources Business Unit General Manager, increased insurance costs and legal fees associated with the Raytheon lawsuit.

Interest Income, Net. In the first nine months of fiscal year 2003, we generated interest income of $108,000, compared to $241,000 during the same period of the prior fiscal year. This decrease resulted from interest expense from our outstanding term loan combined with lower yields on our investments, notwithstanding higher average cash balances.

Other (Expense) Income, Net.  In the first nine months of fiscal year 2003, we generated other expense of $209,000 compared to other income of $265,000 in the same period of the prior fiscal year.  These amounts primarily relate to foreign currency transaction fluctuations related to our United Kingdom operations.

Income Taxes. Our effective tax rate in the first nine months of fiscal year 2003 was 34.5%, based on the estimated effective tax rate for the entire fiscal year 2003, compared to 34.2% in the first nine months of fiscal year 2002.  The effective tax rate for the entire fiscal year 2002 was 34.3%.

Liquidity and Capital Resources.  Our primary source of liquidity is cash generated from operations. In the second and third quarters of fiscal year 2002, we supplemented cash generated from operations by borrowing on a term loan under a credit facility (described below) to fund tenant improvements and equipment purchases for our new headquarter facilities. During the first nine months of fiscal year 2003, our cash and cash equivalents increased by $1.8 million as operating cash inflows of $1.7 million and inflows from financing activities of $1.2 million exceeded capital expenditures of $1.1 million. Operating cash inflows during the first nine months of fiscal year 2003 resulted primarily from an increase in accounts payable and other accrued liabilities and net income.  Partially offsetting these operating cash inflows were an increase in accounts receivable and an increase in inventories, both directly a result of the increased level of business during the second and third quarters of fiscal year 2003 when compared to the fourth quarter of fiscal year 2002.  Capital expenditures during the first nine months of fiscal year 2003 were comprised primarily of computer and related equipment. Financing cash inflows during the first nine months of fiscal year 2003 resulted from stock option exercises and the sale of stock under our employee stock purchase plan partially offset by payments on our bank term loan.

At March 31, 2003, we had a credit facility consisting of a $4,655,000 five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10,000,000 two-year revolving line of credit for working capital purposes that expires on November 30, 2003.  Both the term note and the line of credit are collateralized by a general security interest in our assets.  Interest on the term note is set at variable rates equal to the bank’s prime rate (4.25% on March 31, 2003) in effect from time to time.  Interest on the line of credit is set at the bank’s prime rate in effect from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants.  The term note provided for a nine-month draw period through August 28, 2002, during which period only interest was paid.  Upon expiration of the draw period, all amounts outstanding under the note became payable in 60 equal payments of principal plus interest.  At March 31, 2003, $4,189,000, including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. At March 31, 2002, $4,655,000, including $543,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit.

In fiscal year 2001, we entered into a lease for our new headquarters in San Diego, California. The new headquarters comprise two buildings, representing approximately 160,000 total square feet. The buildings were completed in March 2002 at which time we occupied the buildings and the lease commenced. The lease is for a period of 12 years and can be renewed for one additional five-year period.

At March 31, 2003, we had $28.7 million of cash and cash equivalents, $60.0 million of working capital, and an unused bank line of credit of $10.0 million. We believe that these resources will be sufficient to fund our operations into the foreseeable future.

The following schedule summarizes the Company’s contractual obligations to make future payments as of March 31, 2003: (in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Operating Leases	$36,900	$3,109	$6,400	$6,328	$21,063
Debt	4,189	931	1,862	1,396	—

Total Contractual Cash Obligations	$41,089	$4,040	$8,262	$7,724	$21,063

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. Note 9 above discloses the significant guarantees that we have entered. We do not expect the adoption of FIN 45 to have a material effect on our results of operations or financial condition.

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material effect on our results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for our fiscal year 2003. The additional interim disclosure requirements are reflected in this Form 10-Q.  We do not expect the adoption of SFAS No. 148 to have a material effect on our results of operations or financial condition.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates.  We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar.  These exposures relate directly to normal operating and funding activities. Historically we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk.  Our financial instruments with market risk exposure are cash equivalents, the term note and, to the extent utilized, the revolving line of credit.  At March 31, 2003 $4,189,000, including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  To achieve this objective, we currently maintain a portfolio of high-grade commercial paper and money market funds.

Interest on our term note is set at variable rates equal to the bank’s prime rate in effect from time to time.  Interest on the line of credit is set at the bank’s prime rate from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%.  Our objective in maintaining access to these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.

Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would result in no material change in our pre-tax earnings and cash flow.

Foreign Currency Risk.  We conduct business on a global basis and essentially all of our products sold in international markets are denominated in United States dollars.  Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies.  As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected results.  The statement of operations impact of exchange rate fluctuations on foreign currency transactions during the first nine months of 2003 was a $194,000 expense.

Item 4. — Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information related to Overland, including our consolidated subsidiaries, is made known to management on a regular basis.

(a)          Within the 90-day period prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b)         No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation referred to in (a) above.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

On January 10, 2003, Raytheon Company filed a lawsuit against us and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleges that our products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library.  In the complaint, Raytheon demands that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  On February 6, 2003, Raytheon filed an amended complaint stating its original claim with more particularity. We filed an answer to Raytheon’s complaint on March 7, 2003, denying all material allegations in the complaint and asserting counterclaims seeking to have Raytheon’s ‘791 patent declared invalid, unenforceable and not infringed by us.

Item 6. — Exhibits and Reports on Form 8-K

(a)     Exhibits

10.1                           Base Agreement #4902RL1317 dated November 1, 2002 between International Business Machines Corporation and Overland Storage, Inc. +

99.1                           Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Christopher Calisi

99.2                           Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Vernon A. LoForti

+ We have requested confidential treatment for certain portions of this Exhibit.

(b)     Reports on Form 8-K.

None

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: May 12, 2003	By:	/s/ Vernon A. LoForti
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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By:	/s/ CHRISTOPHER CALISI
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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By:	/s/ VERNON A. LOFORTI
Vernon A. LoForti, Vice President, Chief Financial Officer and Secretary