Form 10-K
period 2003-06-30
OVERLAND STORAGE INC
filed 2003-09-26
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2003

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

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     ☒     No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act).  Yes     ☒     No     ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 16, 2003, was $129,802,000 based on the closing price reported on such date by The NASDAQ Stock Market.  Shares of Common Stock held by officers and directors and by persons who hold 5% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

As of September 16, 2003, the number of outstanding shares of the registrant’s Common Stock was 12,987,476.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with registrant’s Annual Meeting of Shareholders to be held on November 17, 2003 (the “Proxy Statement”) are incorporated herein by reference into Part III of this Report.

PART I

This Report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements.  Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, prospective investors should specifically consider various factors identified in this Report, including the matters set forth below under the caption “Risk Factors,” which could cause actual results to differ materially from those indicated by such forward-looking statements.

ITEM 1.  Business

General

Founded in 1980, our primary business is the design, development, manufacture, marketing and support of magnetic tape data automation solutions.  Businesses use these solutions for backup, archival and data interchange functions in high-availability network computing environments.  Our products address the data storage needs of companies, from small businesses and branch offices to large enterprises, that have become increasingly dependent upon their stored digital computer data and must guarantee its integrity and availability to ensure business continuity.  Our primary storage system solutions are designed around a modular, scalable architecture to enable customers to purchase storage when they need it, and to add to that storage in increments that can be integrated into a single system.  This design includes redundant robotic mechanisms as well as other high-availability features that enable our systems to provide access to data 24 hours a day, seven days a week.

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

Our strategy is to focus on providing mid-range storage solutions, which represents the fastest growing segment of the IT market.  We have specifically designed our products to address the mid-range market.  Our primary products are modularly-scalable which give them a low cost of entry, incremental expansion ability and preservation of original equipment investment.  We believe that these features are particularly attractive for customers in difficult economic times, when IT budgets are constrained.

Our primary products are automated tape libraries and loaders which combine electro-mechanical robotics, electronic hardware and firmware developed internally with an emphasis on efficiency of design, functionality and reliability.  We also distribute products manufactured by other original equipment manufacturers (OEMs) and market various other products including spare parts and tape media.  We also license a proprietary tape encoding technology that we developed and patented under the name Variable Rate Randomizer or “VR2”®.

In June 2002, we entered the software market and launched a new family of open storage management software solutions.  To date, revenues generated from the Overland Storage Resource Manager have not been material.

In June 2003, we announced the acquisition of Okapi Software, Inc., a privately-owned company based in San Diego, California.  Through this acquisition, we entered the emerging market of intelligent, disk-based appliances based on iSCSI and Serial ATA disk technologies.  The Okapi backup accelerator product complements our existing family of tape automation products.  In August 2003, we announced general availability of three new Overland-branded disk-based products based on the Okapi technology.

We were formerly known as Overland Data, Inc., but changed our name on June 28, 2002 to Overland Storage, Inc. to reflect our expanded commitment to both hardware and software storage solutions.

Products

We are the world’s largest provider of mid-range automated tape storage solutions.   Our products incorporate the leading tape technologies based on tape drives supplied by other manufacturers.  Such technologies include:

•                  LTO (Linear Tape Open), supplied by a consortium including Hewlett-Packard Company (HP), International Business Machines Corporation (IBM) and Certance LLC, formerly Seagate Technology;

•                  DLTtape, the current leading half-inch tape technology supplied by Quantum Corporation; and

•                  AIT (Advanced Intelligent Tape), supplied by Sony Electronics, Inc.

Through March 2002, we also sold a line of IBM compatible 36-track products called TapeXpress® which served the large installed base of AS400 and RS6000 minicomputers.

•                  Libraries - Automated tape libraries are devices capable of managing multiple data cartridges and incorporate two or more tape drives to provide unattended backup of large quantities of data.  We currently offer the following library products:

•                  Scalable Neo series™ – Introduced in March 2001, the Neo2000 was the first product in our newest family of tape libraries and our third generation of modularly scalable products.  Neo offers true scalability so that customers can start with a single module and later expand their storage capacity to meet their growing business needs, while protecting their original Neo module investment.  In a 5U-high (8.75 inches) module, the Neo2000 supports up to two drives and 30 media slots, representing one of the highest tape storage densities in the industry.  Up to eight modules may be configured and rack-mounted into one Neo series library system.  Each multi-module library system operates as a single virtual library.  In October 2001, we announced the Neo4000, which supports up to four drives and 60 media slots and can be configured with up to four modules in a single rack.  Customers can also configure Neo systems with a combination of Neo2000 and Neo4000 modules.  Modules may be configured with DLT8000, SuperDLT (SDLT) or LTO drives, allowing customers to optimize compatibility, capacity and performance.  Incorporating the third generation of our expandable, modular robotics, the Neo series may be configured with redundant hot swap drives, power supplies and robotics.  The distributed robotic architecture provides separate robotics for each library in a multi-module Neo series system.  The optional Neo series internal Fibre Channel interface uses Small Form-Factor Pluggable transceiver modules for direct Storage Area Network (SAN) connection.  The embedded WebTLC feature enables web-based library monitoring, control and fail-over management via a standard remote browser.  In September 2003 we announced the Neo8000, which we expect to begin shipping in December 2003.  The Neo8000 family consists of a base model with a 100 cartridge capacity which can be scaled up to 500 cartridges through a field-enabled software key.

•                  PowerLoaders and Loaders - Automated tape loaders are devices capable of managing multiple data cartridges to provide unattended backup of data.  We currently offer the following products:

•                  PowerLoader – an automated desktop or rack mount solution with one or two tape drives and a  multi-cartridge magazine configured with LTO, SDLT, DLT 8000 or AIT drives.  We define PowerLoaders as tape libraries, with one or two tape drives, which cannot be scaled or configured with multiple modules.

•                  Loader – an automated desktop or rack mount solution with a single tape drive and a multi-cartridge magazine configured with an LTO, SDLT, DLT 8000 or AIT drive.

•                  Disk-based Products – In August 2003 we began shipping our Reo Series™ of disk-based products based on the technology of Okapi Software, Inc.  The Reo product family consists of three products: (i) the R2000 application backup and recovery acceleration appliance; (ii) the RA2000 backup server acceleration appliance; and (iii) the RX2000 recovery expansion module for both the R2000 and the RA2000.  These backup appliances enable companies to reduce backup and restore times by backing up multiple servers simultaneously to disk and immediately releasing those servers back to production.  The Reo can then be seamlessly backed up to tape using existing backup software.  This can all be done through the use of a customer’s existing Ethernet infrastructure, avoiding the costly and complicated installation of a dedicated fibre channel network.

•                  Drives – These desktop or internal upgrade tape drives accommodate a single data cartridge.  We currently offer the following tape drives:

•                  LTO – an LTO1 or LTO2 Ultrium drive supplied by HP.

•                  DLTtape – a DLT8000, SDLT220 or SDLT320 drive supplied by Quantum.

•                  Other Products and Services– We have a variety of products and services supporting our Libraries, PowerLoaders, Loaders and tape drives.  We currently offer the following additional products and services:

•                  Spares and post warranty return-to-factory and on-site service.

•                  Media, including tape cartridges for DLT, SDLT, AIT and LTO formats.

•                  VR2 (Variable Rate Randomizer) – VR2 is our patented data encoding technology based on Partial Response Maximum Likelihood (PRML).  This technology, which is embedded in an Applications Specific Integrated Circuit (ASIC) chip, is capable of significantly increasing the native capacity and data transfer rate performance of linear tape technologies without requiring any changes in tape path design, recording heads and/or media.  This performance is accomplished by achieving encoding efficiency of greater than 99%.  We have licensed VR2 to Tandberg Data ASA for use in its Scalable Linear Recording (SLR) tape drives, to Imation Corporation as the owner of the Travan technology format, to Certance, formerly Seagate, for use in its Travan tape drive offerings, to Storage Technology Corporation (StorageTek) for use in its 9940 Eagle drives and future tape drive products, and to Quantum.

Our Libraries, PowerLoaders, Loaders and tape drives are installed on specific computer platforms with the appropriate backup, data interchange or storage management software.  We actively work with a number of backup and storage management software companies to confirm that our products are properly supported. Currently, more than 80 different software packages support our tape automation products. For example, on the Novell NetWare and Microsoft Windows NT platforms, the software packages include products from Computer Associates International, Inc., Veritas Software Corporation, Legato Systems Incorporated, and Dantz Development Corp. On UNIX platforms, the software packages include products from Legato, IBM/Tivoli, HP and Veritas Software Corporation.  On Linux platforms, software packages supported include Knox Software and BakBone Software, Inc.  Our Neo series of tape libraries also supports SAN attachment for one and two-gigabit fibre channel connectivity to provide serverless backup and shared library capability.

Sales and Marketing

Our structure is optimized for our mid-range strategy in that we are not required to have a direct sales or service force.  We sell all our products on an indirect basis, primarily through three channels or types of customers: (i) OEMs; (ii) commercial distributors; and (iii) volume, consisting of systems integrators, technical distributors and value added resellers (VARs).  Regardless of the channel through which they are sold, all of our products are designed and manufactured to meet OEM-level requirements and reliability standards.  Because the OEM qualification process can take six to 18 months to complete, we often make initial sales of new products to non-OEM customers that typically evaluate, integrate and adopt new technologies and products more quickly. After qualification and acceptance, OEM sales generally represent an increasing proportion of a product’s unit sales and are important to us in terms of validating our products in the marketplace and achieving desirable production volumes.

•                  OEM Channel - Our significant OEM supply agreements are with HP and IBM, both of which incorporate our products into their system offerings.  Fujitsu and NEC also purchase Neo products and sell them under their respective labels.  However, we are required to sell to them through their appointed reseller, and consequently we classify them as Volume customers rather than OEM customers.

HP.  In June 1999 after its acquisition of Digital Equipment Corp, Compaq Computer Corporation, selected us as an OEM supplier for DLT automated storage products supporting the leading Compaq ProLiant server line.  In June 2000, Compaq added our AIT LibraryPro.  In May 2001, Compaq added to its product line the next generation Neo series DLT automated storage products.  And in May 2002, after its acquisition of Compaq, HP selected Overland to be its supplier of mid-range tape automation products.

IBM.  IBM has been our customer since fiscal year 1997, but was buying older 36-track technology products that we discontinued in March 2002.  In June 2002, we were selected by a division of IBM to supply its mid-range tape automation needs and we began shipping Neo products under this agreement in November 2002.

In general, we work with our OEM customers early in a new product development cycle to design products to meet their specifications. The OEM sales cycle is often lengthy and typically consists of a general technology evaluation, qualification of product specifications, verification of product performance against these specifications, integration testing of the product within the customers’ systems, product announcement and volume shipment. As is typical in the industry, our OEM contracts have a three year term, provide for periodic price reviews and the customers are not required to purchase minimum quantities.  Our existing contracts with HP and IBM also provide that title to inventory shipped from our warehouse into various inventory hub locations remains with Overland until the products are shipped to their customers.  HP, including the former Compaq which HP acquired in May 2002, has been our largest customer, accounting for approximately 58%, 62% and 63% of sales in fiscal years 2003, 2002 and 2001, respectively.  No other customer accounted for more than 10% of sales in any year during the three-year period.

•                  Commercial Distribution Channel - Our primary commercial distribution customers include Ingram Micro, Inc., Tech Data Corporation and Bell Microproducts, Inc. in the U.S. and Ideal Hardware, a division of Bell Microproducts, in the U.K.  Typically, these distributors sell our products to smaller VARs and catalogers who in turn sell to end-users.  The distribution agreements include provisions for stock rotation and price protection, common terms in the commercial distribution area.  We do not have the ability to estimate our exposure for returned product or price adjustments, so we do not record revenue in this channel until the distributor sells the related inventory.  We support these distributors through a dedicated field sales force and provide further support through field sales personnel who work with the smaller VARs and catalogers to generate end-user sales and create the pull through its distribution customers.

•                  Volume Channel - Our volume channel includes systems integrators, technical distributors and larger VARs.  Some of our volume channel customers specialize in the insurance, banking, financial, geophysical or medical industries, and offer a variety of value-added services relating to our products.  Our products frequently are packaged by these customers as part of a complete data processing system or combined with other storage devices, such as redundant array of independent disks (RAID) systems, to deliver a complete storage subsystem.  These customers also recommend our products as replacement solutions when backup systems are upgraded, and bundle our products with storage management software specific to the end-user’s system.  We support this channel through our field sales representatives.

Our products are sold both domestically and internationally and we have sales personnel located in various cities throughout the world.  We divide our sales into three geographies: (1) the Americas, consisting of North and South America; (2) Europe, Middle East and Africa (EMEA); and (3) Asia Pacific (APAC).  Primary support for customers in the Americas is provided from our San Diego headquarters office.  EMEA is supported by our wholly-owned subsidiaries located in Wokingham, England; Paris, France; and Munich, Germany.  The subsidiary in England provides sales, technical support and repair services, while the subsidiaries in France and Germany provide sales and technical support.  In November 2001, we opened a sales office in Singapore to support our APAC customers.  We assign to our international distributors the right to sell our products in a country or group of countries.  In addition, many domestic customers ship a portion of our products to their overseas customers.  Our foreign sales for fiscal years 2003, 2002 and 2001 were approximately $85.1 million, $77.1 million and $73.8 million, respectively, representing 43%, 47% and 47%, respectively, of our total net revenues.

We support our sales efforts with various marketing programs designed to build our brand name and attract new customers.  Our branded channel partners are provided with a full range of marketing materials, including product specification literature, software connectivity information and application notes.  Our sales management and engineering personnel provide support to the channel partners and, in certain instances, visit potential customer sites to explain and demonstrate the technical advantages of our products.  In addition, we hold annual Partner Conferences to inform our channel partners of new product developments and programs and to discuss emerging trends in their markets.  We also maintain press relations both domestically and in Europe, advertise in computer systems publications targeted to our end-users and channel partners, and offer market development funds to our channel partners.  We participate in national and regional trade shows in varying degrees both domestically and internationally, including the CeBIT show in Germany and domestically at

NetWorld+Interop, PC Expo and Comdex.  We also maintain a website (http://www.overlandstorage.com) that features marketing information, product specifications, news releases and application, service and technical support notes and investor relations information.  We make available through this website free of charge all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file them electronically with, or furnish them to the SEC.  The content of our website is not part of this Report.

Customer Service and Support

Our technical support personnel are trained on our products and assist customers with “plug-and-play” compatibility between multiple hardware platforms, operating systems and backup, data interchange and storage management software.  Our application engineers are available to solve more complex customer problems and visit customer sites when necessary.  Customers that need service and support can contact us through our toll-free telephone lines, facsimile and Internet e-mail.  Application notes and user manuals can be obtained directly from our website.

We generally provide a three year advance replacement return-to-factory warranty on our Neo Series, PowerLoader and LoaderXpress products.  We also provide on-site service for the first warranty year of the Neo Series products located in the United States and Canada, for which we contract with third-party service providers.  For most products, we offer a program called XchangeNOW as part of our return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request.  The customer ships the defective unit back to us using the shipping materials from the replacement unit.  Separately priced on-site warranties are offered for sale to customers of other product lines.

Research and Development

We currently employ 40 people in our research and development department, many of whom have extensive experience in the tape industry and significant expertise in software architecture and design, electrical, mechanical and firmware design.  Our R&D department is capable of developing both tape drives and robotic mechanisms, including the development of various aspects of data channels, data compression, intelligent interfaces and firmware (embedded systems software).  This department also has the ability to develop and test a tape path, the core of any tape technology.  We believe that these capabilities distinguish us from our competitors by providing us with a better understanding of data backup and recovery technologies in general and enabling us to provide higher value-added content by designing reliable products which better utilize the advantages of specific technologies.

Our level of R&D spending is dependent upon our product development cycles.  During the later stages of the cycles, including the building of alpha and beta units and design verification testing, significant amounts of development materials are consumed.  OEM customers also generally require evaluation units to qualify a new design.  During fiscal 2001, the majority of our R&D efforts were focused on the final development and introduction of our “next generation” Neo series of automated tape libraries.  In fiscal 2002, we concentrated on developing follow-on products that extend the Neo series product line into larger systems and integrate additional tape drive technologies.  In fiscal 2003, development efforts centered on supporting the launch of the new HP and IBM specific products, as well as additions to our loader product family and the development of the Neo8000.  Separately, general research will continue in the quest for future products and technologies.  Only a small portion of our fiscal 2004 budget will be dedicated to software development for the newly launched open storage management software solutions because the majority of the code is being obtained by license from other developers.  Our company sponsored R&D expenditures amounted to $7.4 million, $6.6 million and $10.1 million in fiscal years 2003, 2002 and 2001, respectively, representing 3.8%, 4.0% and 6.5% of net revenues, respectively.  Despite our R&D efforts, we may not be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis and any new products may not gain market acceptance.

Manufacturing

We have a fully integrated factory in San Diego, California that is ISO 9001 certified.  Major OEM customers have also certified all of our production lines and manufacturing processes.  We perform product assembly, integration and testing, while leaving component and piece-part manufacturing to our supplier partners.  We work closely with a group of regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet our specifications, as well as meet present and future volume requirements.  Key suppliers are under contract to provide just-in-time deliveries.  We specifically design a number of our parts and components that are not available off the shelf for integration into our products.  We maintain a minimum number of suppliers and utilize their specific capabilities across several product lines.

In general, Overland branded products are not manufactured until an order is received.  The typical lead-time for manufacturing products is three days and backlog is not a significant factor to our business.  Our two largest OEM customers, HP and IBM, both require that we maintain inventory on hand, known as buffer stock, at any given time sufficient to supply their forecasted requirements for the next three weeks.  They provide weekly forecast information that allows us to manage both raw material and finished goods inventories.  The buffer stock is shipped into various distribution hubs around the world and we retain ownership of that inventory until it is pulled by HP and IBM to fulfill customer orders, at which time we record the sale.

In June 2001, after making significant reductions in product lead times at our San Diego factory, we discontinued manufacturing operations at our UK subsidiary.  All branded products are now shipped to European customers from San Diego.  However, the UK facility continues to serve as an inventory hub for HP where our product is stored, staged and then shipped directly to HP’s European customers.

In March 2002, we moved into a new headquarters building that was designed to our specifications.  The new facility has improved our manufacturing efficiencies, increased our manufacturing capacity, and provides room for future growth.  The building is subject to a 12-year lease with one five year extension option. We believe that we have the capacity to support unit production levels several times greater than our current rate of production.

During fiscal year 2003, we continued to operate a partial second shift, in addition to the traditional single shift, to handle greater production levels, and we can further expand capacity by adding to the second shift or moving to a full-time factory.  We maintain approximately 30% of our direct labor in the form of temporary staffing to accommodate normal business fluctuations and control our staffing levels carefully to meet customer requirements at any specific time.

Competition

The worldwide storage market is intensely competitive as a number of manufacturers of tape automation solutions and storage management software products compete for a limited number of customers.  In addition, barriers to entry are relatively low in these markets.  We currently participate in the mid-range of the tape backup market.  In this segment, some of our competitors have substantially greater financial and other resources specifically larger research and development staffs.  Our tape automation products currently compete with products made by Advanced Digital Information Corporation, Quantum Corporation and Storage Technology Corporation.  Key competitive factors in the tape storage market include capacity, transfer rate, reliability, durability, scalability, compatibility and cost. Our tape storage products also compete with other storage technologies, such as hard disk drives. The ratio of price to performance for hard disk drives continues to decline, and if such price/performance ratio declines faster the than price/performance ratio for our tape solutions, the competition from hard disk drives as an alternative backup solution will increase.

Our disk-based and software products currently compete with products made by International Business Machines Corporation, HP, Computer Associates International, Inc., EMC Corporation, Veritas Software Corporation, Quantum Corporation, Network Appliance, Inc. and numerous small startups. We believe additional competitors are likely to enter the market.   Key competitive factors in these markets include performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements and total value of ownership.

The markets for all of our products are characterized by significant price competition, and we anticipate that our products will face increasing price pressure.

Proprietary Rights

General - We believe that, because of the rapid pace of technological change in the data storage industry, patent, copyright, trademark and trade secret protection are less significant than factors such as the knowledge, ability and experience of our personnel, new product introductions and product enhancements.  Despite these factors, we still rely on a combination of patent, copyright, trademark and trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect our proprietary rights.  We presently hold 17 United States patents and have one United States patent application. In general, these patents have a 20 year term from the first effective filing date for each patent.  We also hold a number of foreign patents and patent applications for certain of our products and technologies.  These rights, however, may not prevent competitors from developing substantially equivalent or superior products to ours.  In addition, our present and future patents may be challenged, invalidated or circumvented, reducing or eliminating our proprietary protection.

VR2 Technology – We have entered into various intellectual property licensing agreements relating to our VR2 technology.  These agreements typically call for an initial payment to us for the delivery of the VR2 technology platform and royalty fees based on sales by licensees of products containing VR2.  In certain instances, we may elect to sell to the licensee ASIC chips embodying VR2 priced to include the cost of the chip plus an embedded royalty fee.

Employees

As of June 30, 2003 we had 377 employees, including 111 in sales and marketing, 40 in research and development, 180 in manufacturing and operations and 46 in finance, information systems, human resources and other management.  There are no collective bargaining contracts covering any of the employees and we believe that our relationship with our employees is good.

RISK FACTORS

An investment in our company involves a high degree of risk.  In addition to the other information included in this Report, you should carefully consider the following risk factors in evaluating an investment in our company.  You should consider these matters in conjunction with the other information included or incorporated by reference in thisReport.

Our business is highly dependent on our level of sales to one major customer.

Hewlett Packard, including the former Compaq which HP acquired in May 2002, has been our largest customer accounting for approximately 58% of net revenues in fiscal year 2003, 62% of net revenues in fiscal year 2002 and 63% of net revenues in fiscal year 2001.  No other customer accounted for more than 10% of net revenues during the year ended June 30, 2003.

Our sales to HP may be affected adversely by various factors relating to HP’s business, liquidity, results of operation and financial position.  We expect that HP will continue to represent a significant portion of our revenues in future periods.  Consequently, our business, liquidity, results of operation and financial position would be materially and adversely affected by the loss of the HP account, or the reduction, delay or cancellation of HP orders.  Neither HP nor any other customer is obligated to purchase a specific amount of our products or provide binding forecasts of purchases for any period.

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

•                  increases in the cost of or limitations on availability of materials; and

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

The worldwide storage market is intensely competitive as a number of manufacturers of tape automation solutions and storage management software products compete for a limited number of customers.  In addition, barriers to entry are relatively low in these markets.  We currently participate in the mid-range of the tape backup market.  In this segment, some of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products.  Our hardware products currently compete with products made by Advanced Digital Information Corporation, Quantum Corporation and Storage Technology Corporation.  Our disk-based and software products currently compete with products made by International Business Machines Corporation, HP, Computer Associates International, Inc., EMC Corporation, Veritas Software Corporation, Quantum Corporation, Network Appliance, Inc. and numerous small startups.  The markets for our products are characterized by significant price competition, and we anticipate that our products will face increasing price pressure.  This pressure could result in significant price erosion, reduced profit margins and loss of market share, which could have a material adverse effect on our business, liquidity, results of operation and financial position.

Our business is highly dependent on the continued availability and market acceptance of the tape technologies incorporated in our products.

We derive a majority of our revenue from products that incorporate tape drives purchased from other manufacturers and based on unique formats and tape technologies.  Certain of these tape drives are only available from a single manufacturer, and we expect to continue to derive a substantial amount of our revenue from products incorporating these tape drives for the foreseeable future.  In particular, a portion of our products incorporate DLTtape drives manufactured by Quantum Corporation.  Quantum also is one of our competitors because Quantum markets its own tape automation products.  We do not have a long-term contract with Quantum, which could cease supplying tape drives directly to us.  Although Quantum has licensed Tandberg Data to be a second source manufacturer of DLTtape drives, we have not qualified Tandberg as an alternative supplier.

In addition, from time to time in the past, we have not obtained as many drives as we have needed from various vendors due to drive shortages or quality issues.  Any prolonged inability to obtain adequate deliveries could require us to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers.  This type of delay or damage could have a material adverse effect on our business, liquidity, results of operation and financial position.  In the past, we experienced problems with the supply of a newly-introduced tape drives and these problems adversely affected our sales and earnings.  We cannot assure you that these or similar problems will not reoccur, or that we will not experience similar or more serious disruptions in supply in the future with current or new versions of tape drives.

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

Our tape-based storage solutions compete with other storage technologies, such as hard disk drives, and may face competition in the future from other emerging technologies. The prices of hard disk drives continue to decrease while capacity and performance have increased. If hard disk drives or products incorporating other technologies gain comparable or superior market acceptance to tape drive technology, or their costs decline far more rapidly than tape drive and media costs, we would face increased competition from these alternative technologies. If we are not able to respond to such competition through increased performance and lower prices for our products, or the introduction of competitive new products incorporating new technologies, our business, financial condition and operating results could be materially and adversely affected.

Our success depends on our ability to anticipate rapid technological changes and develop new and enhanced products.

As an advanced technology company, we are subject to numerous risks and uncertainties, generally characterized by rapid technological change and intense competition.  In this environment, our future success will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products.  Development schedules for high technology products are inherently subject to uncertainty.  We may not meet our product development schedules, including those for products based on our VR2 technology or storage management software products, and development costs could exceed budgeted amounts.  In addition, there can be no assurance that our licensees, in the case of our VR2 technology, or our licensors, in the case of our software products, will meet their product development schedules.  Our business, liquidity, results of operation and financial position may be materially and adversely affected if the products or product enhancements that we develop are delayed or not delivered due to developmental problems, quality issues or component shortage problems, or if our products or product enhancements do not achieve market acceptance or are unreliable.  The introduction, whether by us or our competitors, of new products embodying new technologies, such as new sequential or random access mass storage devices, and the emergence of new industry standards could render existing products obsolete or not marketable, which may have a material adverse effect on our business, liquidity, results of operation and financial position.

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

Furthermore, we cannot assure that we will be able to comply with changes in foreign standards in the future, even though we endeavor to meet standards established by foreign regulatory bodies.  Our inability to design products that comply with foreign standards could have a material adverse effect on our business, liquidity, results of operation and financial position.  Currently, nearly all of our international sales are denominated in U.S. dollars and fluctuations in the value of foreign currencies relative to the U.S. dollar could, therefore, make our products less price competitive.  Additionally, the expenses of our international subsidiaries are denominated in their local currencies.  We currently do not engage in foreign currency hedging transactions, and we are therefore exposed to some level of currency risk.

Our ability to compete effectively depends in part on our ability to protect effectively our intellectual property rights.

We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws to protect our intellectual property rights.  These rights, however, may not prevent competitors from developing products that are substantially equivalent or superior to our products. To the extent we have or obtain patents, such patents may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, current or future patent applications may not result in the issuance of patents in the United States or foreign countries.  In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as U.S. laws.  Furthermore, competitors may independently develop similar products, duplicate our products or, if patents are issued to us, design around these patents.

In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. The patent position of information technology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under information technology patents.

Raytheon Company has sued us for patent infringement.  This litigation subjects us to significant liabilities, costs and expenses.

In January 2003, Raytheon Company filed a lawsuit against us and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleges that our products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library.  In the complaint, Raytheon demands that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  An adverse outcome in the Raytheon litigation (or similar proceedings) could:

•                  subject us to significant liabilities;

•                  require us to license disputed rights from Raytheon or others; or

•                  require us to cease marketing or using some products.

Any of these events could have a material adverse effect on our business, liquidity, results of operation and financial position.  In addition, even if we do not experience an adverse outcome in the Raytheon litigation, or similar proceedings, the legal fees and other costs and expenses associated with litigation have and may continue to be substantial and may adversely impact our business, liquidity, results of operation and financial position.

Our success will depend partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.

In addition to the Raytheon litigation discussed above, we may be sued for infringing on the patent rights or misappropriating the proprietary rights of others. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Any required license may not be available to us on acceptable terms, or at all. Some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market some of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Our new software and disk-based products involve many significant risks.

In June 2002, we announced the launch of our first software product, the Overland Storage Resource Manager and in August 2003 we began shipping our Reo Series of disk-based products based on technology acquired from Okapi Software, Inc.  To date, our sales generated from these products has not been material.

The success of these new products is uncertain and subject to significant risks, any of which could have a material adverse effect on our business, liquidity, results of operation and financial position.  We must commit significant resources to these new products before determining whether they will result in any success.  In addition, our disk-based business is highly dependent upon the general industry acceptance and adoption of the new iSCSI standard.  If these new products are not adopted by customers or do not achieve anticipated sales levels, any related intangible assets we have recorded may be impaired.  Such impairment would result in a charge against earnings in the period for which impairment is determined to exist, and reduce our assets and shareholders’ equity.

We have not been involved previously in the development, marketing and sale of software or disk-based products, and these areas are new to many of our personnel.  We will need to continuously update and periodically upgrade these products to stay competitive.  Any delay in the commercial release of new or enhanced software or disk-based products could result in a significant loss of potential revenues and may adversely impact the market price of our common stock.

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

If our software or disk-based products do not achieve market acceptance or success, then the association of our brand name with these products may adversely affect our reputation and our sales of other products, as well as dilute the value of our brand name.

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

At June 30, 2003, our credit facility consisted of a $4.7 million five-year term note for capital equipment purchases which matures on August 28, 2007 and a $10 million two-year revolving line of credit for working capital purposes which expires on November 30, 2003. At June 30, 2003, $4.0 million, including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit.  Both the term note and the line of credit are collateralized by a general security interest in our assets.  If we were to default under our credit facility, then the lender would have the right to accelerate the indebtedness outstanding under our credit facility and foreclose on our assets in order to satisfy our indebtedness.  A foreclosure could have a material adverse effect on our business, liquidity, results of operation and financial position.

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

ITEM 2.  Properties

We lease all facilities used in our business.  Our headquarters are located in San Diego, California in a two-building light industrial complex comprising approximately 160,000 square feet. The lease expires in February 2014 and can be renewed for one additional five-year period. This San Diego facility houses all of our research and development, manufacturing and administrative functions as well as a major portion of sales, sales administration, marketing and customer support. In our current facilities, we believe that we have and will have the capacity to support unit production levels several times greater than our current rate of production.

We lease a 17,000 square foot facility located in Wokingham, England, which houses sales, technical support and repair services. The lease expires in January 2018. We also maintain small sales offices located close to Paris, France, Munich, Germany and Singapore.

The lease on the facility located in Longmont, Colorado expires in November 2005.  We currently are working with the lessor to mitigate the rental expense as the Longmont operations have been wound-down.

ITEM 3.  Legal Proceedings

In January 2003, Raytheon Company filed a lawsuit against us and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleges that our products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library.  In the complaint, Raytheon demands that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  In February 2003, Raytheon filed a First Amended Complaint stating its original claim with more particularity. We filed an Answer and Counterclaims to Raytheon’s First Amended Complaint in March 2003, denying all material allegations in the complaint and asserting counterclaims seeking to have Raytheon’s ‘791 patent declared invalid, unenforceable and not infringed by us.  In April 2003, Raytheon filed a Second Amended Complaint against the defendants containing the same substantive infringement allegations and also adding a ninth defendant.  In May 2003, we responded to Raytheon’s Second Amended Complaint with an Answer and Amended Counterclaims, again contesting infringement, invalidity and enforceability of the ‘791 patent.  This lawsuit is in its early stages and discovery is just commencing.  The District Court held a scheduling conference in this matter in May 2003 and has set a case schedule with trial currently set for June 2004.

In addition to the foregoing matter, we are from time to time involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are currently not aware of any such legal proceedings or claims which we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock trades on The NASDAQ National Market under the symbol “OVRL”.  As of September 23, 2003, there were approximately 120 shareholders of record.  We have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.  The high and low closing prices of our common stock from July 1, 2001 through June 30, 2003 were as follows:

	High	Low

Fiscal Year 2003:

Fourth quarter	$ 22.00	$ 14.06
Third quarter	16.30	13.36
Second quarter	15.20	7.26
First quarter	16.59	7.81

Fiscal Year 2002:

Fourth quarter	$ 16.48	$ 7.47
Third quarter	16.77	8.20
Second quarter	9.00	6.50
First quarter	7.30	4.75

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of June 30, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights)
Equity compensation plans approved by security holders	3,104,655	$ 9.53	79,177
Equity compensation plans not approved by security holders (1)	150,586	$ 8.39	867
Total	3,255,241	$ 9.48	80,044

(1)          Consists of our 1991 Non-Qualified Stock Option Plan, 1992-A Non-Qualified Stock Option Plan and 2001 Supplemental Stock Option Plan, each of which has not been approved by our shareholders.  Please see Note 8 of our Notes to Consolidated Financial Statements for a description of these plans.

Recent Sales of Securities

In May 2003, we sold 1,430,000 shares of common stock at $15.39 per share in a private placement transaction. Gross proceeds to Overland were $22,008,000 with net proceeds after commission and offering expenses of $20,623,000.  We intend to use the proceeds to fund working capital needs in support of the growth of our business and for general corporate purposes. These securities were offered and sold without registration under the Securities Act to a limited number of accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the shares issued. The shares issued are included in a currently effective registration statement for their resale.

In June 2003, we issued 134,551 shares of our common stock valued at $2,705,000 to the former shareholders of Okapi Software, Inc., as partial consideration for our acquisition of Okapi. These securities were offered and sold without registration under the Securities Act to a limited number of accredited and/or sophisticated investors in reliance upon the exemption provided by Rule 506 of Regulation D, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. We agreed to file a registration statement covering the resale of the shares within six months after the closing date.

ITEM 6.  Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements and the related notes.  This information should be read in conjunction with Item 7 of this Report - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and the related notes set forth at the pages indicated in Item 14(a)(1) of this Report.

	At or for Years Ended June 30,
	2003	2002	2001	2000	1999
	(in thousands, except for per share data)
Income Statement Data
Net revenue	$195,881	$163,380	$155,696	$122,979	$92,227
Gross profit	54,018	42,445	39,034	30,519	27,891
Income from operations	10,310	6,516	3,699	2,811	5,614
Income before income taxes	10,193	6,839	4,017	3,416	6,581
Net income	6,682	4,493	2,494	2,067	3,982
Net income per share (1):
Basic	$0.59	$0.42	$0.24	$0.20	$0.39
Diluted	$0.54	$0.40	$0.23	$0.19	$0.37

Balance Sheet Data
Cash and cash equivalents	$55,020	$26,884	$10,844	$15,774	$16,199
Working capital	84,326	54,463	46,999	43,257	40,981
Total assets	130,922	81,003	70,171	71,383	56,230
Long-term debt, inclusive of current portion	3,957	4,655	—	—	—
Shareholders’ equity	93,264	59,266	51,679	47,497	44,807

(1)   See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income per share.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion in this section contains certain statements of a forward-looking nature relating to future events or our future performance.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, you should specifically consider various factors identified in this Report, including the matters set forth under the caption “Risk Factors,” which could cause actual results to differ materially from those indicated by such forward-looking statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, income taxes, warranty obligations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue on direct product sales (excluding sales to commercial distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy.  Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection.  Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At June 30, 2003, $956,000 of product had been shipped to our commercial distributors, but not yet shipped to their ultimate customers. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, we record the sale.

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

We recognize software revenues in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (SOP 98-9). We license software under noncancelable perpetual agreements.  License revenues are recognized in the period in which the license agreement is in place, the fee is fixed and determinable, delivery of the technology has occurred and collectibility is probable.  Sales through our resellers are evidenced by a master agreement governing the relationship together with binding purchase orders placed electronically on our business-to-business ordering system.  We considered the license to be delivered, and the license revenue is recognized, when the reseller is issued a license key in the name of a specifically identified end user.

For software arrangements that include multiple elements, SOP 97-2 requires that we allocate the fee to the individual elements based on vendor-specific objective evidence of fair value (VSOE), regardless of the prices stated within the contract.  VSOE is limited to the price charged when the element is sold separately or, for an element that is not yet sold separately, the price established by management having the relevant authority.  When there is VSOE for the undelivered elements in multiple-element arrangements that are not accounted for using contract accounting, we allocate revenue to the delivered elements of the arrangement using the residual value method.  Therefore, we defer revenues from the arrangement fee equal to the fair value of the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of maintenance and post contract customer support obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts.

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

Inventory Valuation

We record inventories at the lower of cost or market value.  We assess the value of our inventories periodically based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, we adjust our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value. Likewise, we record an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs. If actual market conditions are less favorable than what we projected, then we may need to record additional inventory adjustments and adverse purchase commitments.

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

Warranty Obligations

We generally provide a three year advance replacement return-to-factory warranty on our Neo Series, PowerLoader and LoaderXpress products.  We also provide on-site service for the first warranty year of the Neo Series products located in the United States and Canada, for which we contract with third-party service providers.  For most products, we offer a program called XchangeNOW as part of our return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request.  The customer ships the defective unit back to us using the shipping materials from the replacement unit.  Separately priced on-site warranties are offered for sale to customers of other product lines.

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

Results of Operations

The following tables set forth certain financial data as a percentage of net revenues:

	Fiscal Years Ended June 30,
	2003	2002	2001
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	72.4%	74.0%	74.9%
Gross profit	27.6%	26.0%	25.1%
Operating expenses:
Sales and marketing	13.6%	12.9%	10.5%
Research and development	3.8%	4.0%	6.5%
General and administrative	4.9%	5.1%	5.7%
	22.3%	22.0%	22.7%
Income from operations	5.3%	4.0%	2.4%
Other (expense) income, net	(0.1)%	0.2%	0.2%
Income before income taxes	5.2%	4.2%	2.6%
Provision for income taxes	1.8%	1.4%	1.0%
Net income	3.4%	2.8%	1.6%

Fiscal Year 2003 Compared to Fiscal Year 2002

Net Revenues. Net revenues of $195.9 million in fiscal year 2003 were $32.5 million or 19.9% above net revenues of $163.4 million in fiscal year 2002. This revenue growth reflects the continued strong performance of our Neo series line of tape library products. Sales within our Library product lines (Neo, LibraryXpress®, LibraryPro, Loaders and PowerLoaders) grew 23.2% to $159.6 million, compared to $129.6 million in fiscal year 2002. Fiscal year 2003 sales to OEM customers were up 16.6 % when compared to fiscal year 2002.  The increase in revenue from our OEM customers was driven by the increase in revenues from HP as a result of our product replacing HP’s legacy product subsequent to the completion of the HP/Compaq merger. Sales to HP accounted for 58.4% of total net revenues in fiscal year 2003, compared to 62.5% in fiscal year 2002.

Net revenues from Overland branded products during the fiscal year 2003 grew 16.6% over fiscal year 2002 from $56.5 million to $65.9 million. Excluding the 36-track and DAT/Travan/Ditto products that we no longer sell, branded sales were up 23.5% over fiscal year 2002. This increase reflects our increased focus on the Overland branded channel over the past year.  Sales of Overland branded library products increased 42.7% over fiscal year 2002, driven by Neo series library and loader revenues with the largest increase coming from our domestic customers with additional increases coming in the form of a new large customer in the Asia Pacific region.  Partially offsetting these increases were a decrease in sales of PowerLoader products, primarily as a result of a few large one-time orders within our European channel in the prior year, and a decrease in revenues from our Asian region related to the discontinuation of our 36-track products.

Net revenues from spare parts of $20.6 million in fiscal year 2003 were $2.9 million or 16.4% above net revenues of $17.7 million in fiscal year 2002. This increase was driven primarily by our OEM customers.

VR2 revenues during fiscal year 2003 amounted to $3.5 million and were comprised of chip sales of $785,000, engineering service fees of $775,000 and royalties of $1.9 million. VR2 revenues during fiscal year 2002 amounted to $2.6 million and were comprised of chip sales of $1.2 million, engineering service fees of $1.0 million and royalties of $431,000.

During the third quarter of fiscal year 2002 we made the final shipments of our legacy 36-track products as low product demand prompted us to shift the products to end-of-life status. Sales of the discontinued 36-track and DAT/Travan based products were zero in fiscal year 2003 compared to $7.2 million in fiscal year 2002.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Fiscal Years Ended June 30,
	2003	2002	2001
LibraryXpress products:
Neo series	66.1%	43.5%	3.8%
Loaders	7.0%	8.9%	7.4%
PowerLoader	8.3%	11.2%	12.2%
LibraryXpress	0.0%	15.7%	57.5%

	81.4%	79.3%	80.9%

Spare parts, drives, other	16.8%	14.6%	10.0%
Discontinued products	0.0%	4.5%	8.3%
VR2	1.8%	1.6%	0.8%

	100.0%	100.0%	100.0%

Gross Profit.  Gross profit amounted to $54.0 million in fiscal year 2003, an increase of $11.6 million or 27.3% from $42.4 million in fiscal year 2002, resulting from a combination of higher sales volumes and higher product margins.  The gross margin percentage increased to 27.6% in fiscal year 2003, up from 26.0% in fiscal year 2002.  The lower margin in fiscal year 2002 was due primarily to the high cost of the initial production volumes of the Neo series products.  The increase in the gross margin percentage during fiscal year 2003 was primarily due to material cost reductions across all products, increasing production volumes of the Neo series products, a slightly higher concentration of Overland branded product and an increase in VR2 license and chip revenues which carry a significantly higher margin than our revenue from product sales.  Partially offsetting these cost reductions and the favorable channel mix were the unfavorable channel mix of lower margin Neo series products versus the higher margin LibraryXpress products and an increase in warranty expense as the installed base of Overland branded units increases.

Sales and Marketing Expenses.  Sales and marketing expenses amounted to $26.7 million, representing 13.6% of net revenues in fiscal year 2003, compared to $21.0 million or 12.9% of net revenues in fiscal year 2002. The increased expenditures resulted primarily from salary and related expenses associated with the expansion of our Overland branded sales force, increased spending associated with lead generation activities, increased market development funding related to our OEM customers, the enhancement of our internal marketing team, and incremental expenses associated with our software products.

Research and Development Expenses.  R&D expenses amounted to $7.4 million or 3.8% of net revenues in fiscal year 2003, compared to $6.6 million or 4.0% of net revenues in fiscal year 2002. This increase in absolute dollars was due primarily to the incremental costs associated with our advanced engineering team that was launched late in the fourth quarter of fiscal year 2002.  Both periods include an adjustment in our estimated liability related to the closure of our Longmont, Colorado R&D facility.  Although we continue to pursue sub-lease opportunities for the Longmont facility, we have concluded that is unlikely given the current commercial real estate market in Longmont and therefore accrued the remaining lease payments in full during the third quarter of fiscal year 2003.

General and Administrative Expenses.  General and administrative expenses amounted to $9.6 million or 4.9% of net revenues in fiscal year 2003, compared to $8.4 million or 5.1% of net revenues in fiscal year 2002.  This increase was due primarily to an increase in salary, bonus and related benefits expenses, which included the addition of our Storage Resources Business Unit General Manager and the absence of a Vice President of Human Resources during a portion of the prior year.  Also contributing to this increase were the incremental legal fees associated with the Raytheon lawsuit defense and increased insurance premiums.

Interest Income.  In fiscal year 2003, we generated interest income of $427,000, compared to interest income of $355,000 in fiscal year 2002.  The increase was due to higher average cash balances.

Interest Expense.  In fiscal year 2003, we generated interest expense of $212,000, compared to interest expense of $86,000 in fiscal year 2002.  The increase was the result of higher average balances outstanding on our long-term debt arrangement.

Other Expense/Income.  In fiscal year 2003, we generated net other expense of $332,000, compared to net other income of $54,000 in fiscal year 2002.  These amounts primarily relate to foreign currency transaction fluctuations related to our United Kingdom operations.

Income Taxes.  Our fiscal year 2003 provision for state federal and foreign income taxes amounted to $3.5 million.  This equated to an effective tax rate of 34.4% in fiscal year 2003, up slightly from 34.3% in fiscal year 2002.  The increase in the effective tax rate from the prior year is due primarily to smaller, as a percentage of taxable income, research and development tax credits.

Fiscal Year 2002 Compared to Fiscal Year 2001

Net Revenues. Net revenues of $163.4 million in fiscal year 2002 were $7.7 million or 4.9% above net revenues of $155.7 million in fiscal year 2001. This revenue growth reflected the strong performance of our Neo series line of tape library products. Sales within our Library product lines grew 2.9% to $129.6 million, compared to $125.9 million in fiscal year 2001. Fiscal year 2002 sales to OEM customers were flat compared to fiscal year 2001 and sales to HP were up 3.6%.  The increase in HP Neo series revenues directly offset the decrease in sales to HP of our predecessor LibraryXpress products and accounted for 64.6% of total library sales to HP during fiscal year 2002. Sales to HP accounted for 62.5% of total net revenues in fiscal year 2002, compared to 63.0% in fiscal year 2001.

Net revenues from Overland branded products during the fiscal year 2002 grew 13.8% over fiscal year 2001 from $49.7 million to $56.5 million. Excluding the DAT/Travan/Ditto products that we no longer sell, branded sales were up 20.6% over fiscal year 2001. Reflected in this growth was the transition from LibaryXpress to the Neo series products with the increase in Neo more than offsetting the decrease in LibraryXpress. Also contributing to the increase, sales of our Overland branded Autoloader products increased 50.4% when compared to fiscal year 2001 due to an increased focus with our domestic direct marketers and a number of significant deals in Europe where the end-user is deploying the products in multiple branch offices and other small environments.

Net revenues from spare parts of $17.7 million in fiscal year 2002 were $9.4 million or 112.4% above net revenues of $8.3 million in fiscal year 2001. This increase was due primarily to the sales of spare parts for our Neo series products as OEM partners, branded channel partners and service providers placed stocking orders of Neo series spare parts.

VR2 revenues during fiscal year 2002 amounted to $2.6 million and were comprised of chip sales of $1.2 million, engineering service fees of $1.0 million and royalties of $431,000. VR2 revenues during fiscal year 2001 amounted to $1.3 million and were comprised of chip sales of $504,000, engineering service fees of $630,000 and royalties of $168,000.

Revenues of $6.9 million from our legacy 36-track products during fiscal year 2002 decreased $2.6 million or 27.0% compared to fiscal year 2001. During the third quarter of fiscal year 2002 we made the final shipments of our legacy 36-track products as low product demand prompted to shift these products to end-of-life status. Sales of our discontinued DAT/Travan based products in fiscal year 2002 declined by $3.0 million or 87.1% from the prior year.

Gross Profit.  Gross profit amounted to $42.4 million in fiscal year 2002, an increase of $3.4 million or 8.7% from $39.0 million in fiscal year 2001, resulting primarily from higher sales volumes.  The gross margin percentage increased to 26.0% in fiscal year 2002 from 25.1% in fiscal year 2001.  This increase was despite a higher concentration of revenues generated from our Neo series products, which initially generated lower gross margins until their costs were reduced by economies realized from increasing production volumes.  During the first quarter of fiscal year 2002, we consumed many of the expensive early production components and margins continued to improve throughout the fiscal year as we benefited from the lower unit costs of higher volume purchasing and cost reduction programs.  Partially offsetting the lower margins as a result of the high concentration of Neo series products was an increased concentration of higher margin spare parts revenue, an increased concentration of higher margin Overland branded product sales, and increases in VR2 contract engineering services revenue, Certance chip sales and royalties, all of which carry a significantly higher margin than our revenue from product sales.

Sales and Marketing Expenses.  Sales and marketing expenses amounted to $21.0 million, representing 12.9% of net revenues in fiscal year 2002, compared to $16.4 million or 10.5% of net revenues in fiscal year 2001. Increased expenditures were due primarily to salary and related expenses associated with the expansion of our commercial distribution channel and our continued focus on building our brand name.  Also contributing to the increase, to a lesser extent, were the costs associated with the launch of our open storage management software products, which occurred during the fourth quarter of fiscal year 2002.

Research and Development Expenses.  R&D expenses amounted to $6.6 million or 4.0% of net revenues in fiscal year 2002, compared to $10.1 million or 6.5% of net revenues in fiscal year 2001. This decrease reflected the elimination of development expenses resulting from the sale of our Travan based WS-30 and EDT-40 tape drive designs in June 2001, along with lower material and non-recurring engineering fees primarily related to the completion of the development of the Neo series products during fiscal year 2001. Partially offsetting this decrease was a $228,000 charge reflecting an adjustment in our estimated liability related to the closure of our Longmont, Colorado R&D facility. This adjustment was based upon the increased amount of time we believed would be required to sublease the facility, given the weakened real estate market in Longmont, Colorado.  Also, included in the fiscal year 2001 amount were the costs associated with the effective termination of the Longmont operations as a result of the sale of our Travan-based products design and the discontinuance of the remaining Travan-based products.

General and Administrative Expenses.  General and administrative expenses amounted to $8.4 million or 5.1% of net revenues in fiscal year 2002, compared to $8.9 million or 5.7% of net revenues in fiscal year 2001.  The decrease was due primarily to the absence of severance expenses resulting from the reduction in force in the fourth quarter of fiscal year 2001 and legal fees related to the settlement of two lawsuits, each of which were included in the fiscal year 2001 amounts.   Partially offsetting this decrease was an increase in bad debt expense compared to fiscal year 2001 due primarily to the bankruptcy of one of our European distributors.

Interest Income.  In fiscal year 2002, we generated interest income of $355,000, compared to interest income of $473,000 in fiscal year 2001.  The decrease was due to lower yields on our investments notwithstanding higher average cash balances.

Interest Expense.  In fiscal year 2002, we generated interest expense of $86,000, compared to no interest expense in fiscal year 2002.  The increase was the result of balances outstanding on our long-term debt arrangement.

Income Taxes.  Our fiscal year 2002 provision for state, federal and foreign income taxes amounted to $2.3 million.  This equated to an effective tax rate of 34.3% in fiscal year 2002, down from 37.9% in fiscal year 2001.  The decrease in the effective tax rate from the prior year was due primarily to increased benefit from foreign sales qualifying for foreign sales corporation treatment compared to prior years, as well as the generation of research and development tax credits.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from operations. In the fourth quarter of fiscal year 2003, we raised an aggregate of $20.6 million in net proceeds through the sale of our common stock.  In addition, during fiscal year 2002, we supplemented cash generated from operations by borrowing on a term loan under our credit facility

(described below) to fund tenant improvements and equipment purchases for our new headquarter facilities. During fiscal year 2003, our cash and cash equivalents increased by $28.1 million as inflows from financing activities of $22.7 million and operating cash inflows of $9.0 million exceeded investing activities of $3.7 million.  Financing cash inflows during fiscal year 2003 were a result of common stock sold in a private placement, common stock sold through our employee stock purchase plan and stock option exercises, all partially offset by payments on our long term borrowings.  Operating cash inflows during fiscal year 2003 were primarily a result of an increase in accounts payable and other accrued liabilities and net income for the year partially offset by an increase in accounts receivable. Investing activities during fiscal year 2003 consisted of the $2.4 million cash portion of the Okapi purchase and capital expenditures, primarily computer and related equipment.  Accounts receivable increased from $21.4 million at June 30, 2002 to $31.9 million at June 30, 2003 due to the increased level of revenue, primarily from our largest customer.

In fiscal year 2001, we entered into a lease for our headquarters in San Diego, California. The headquarters comprise two buildings, representing approximately 160,000 total square feet. The buildings were completed in March 2002 at which time we occupied the buildings and the lease commenced. The lease is for a period of 12 years and can be renewed for one additional five-year period. The total approximate future minimum lease payments under this agreement will be $2.7 million in fiscal 2004, $2.8 million in fiscal 2005 and fiscal 2006, $2.9 million in fiscal 2007 and fiscal 2008, and a total of $18.1 for the balance of the initial term.

At June 30, 2003, we had a credit facility consisting of a $4,655,000 five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10,000,000 two-year revolving line of credit for working capital purposes that expires on November 30, 2003.  Both the term note and the line of credit are collateralized by a general security interest in our assets.  Interest on the term note is set at variable rates equal to the bank’s prime rate (4.00% on June 30, 2003) in effect from time to time.  Interest on the line of credit is set at the bank’s prime rate in effect from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants.  The term note provided for a nine-month draw period through August 28, 2002, during which period only interest was paid.  Upon expiration of the draw period, all amounts outstanding under the note are payable in 60 equal payments of principal plus interest.  At June 30, 2003, $3,957,000, including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit.

In addition, the credit facility requires us to comply with several financial and non-financial covenants. A violation of one or more of these covenants would constitute a default under the credit facility, which would enable the lender, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender’s obligation to extend credit under the credit facility.

At June 30, 2003, we had $55.0 million of cash and cash equivalents and an unused bank line of credit of $10 million which matures in November 2003. We believe that these resources will be sufficient to fund our operations and to provide for our growth for the next twelve months and into the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements.

The following schedule summarizes our contractual obligations to make future payments as of June 30, 2003: (in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Operating Leases	$36,936	$3,270	$6,434	$6,417	$20,815
Debt	3,957	931	1,940	1,086	—

Total Contractual Cash Obligations	$40,893	$4,201	$8,374	$7,503	$20,815

Inflation

Inflation has not had a significant negative impact on our operations during the periods presented.  Historically we have been able to pass on to our customers’ increases in raw material prices caused by inflation.  We cannot however provide assurance that we will be able to continue to pass on any future increases should they occur.  Although our exposure to the effects of inflation are magnified by the concentration of OEM business, we believe that our continuous efforts at material and labor cost reductions will minimize such effects.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.”  FIN 46 establishes accounting guidance for consolidation of a variable interest entity (VIE), formerly referred to as special purpose entities.  FIN 46 applies to any business enterprise both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE.  FIN 46 provides guidance for determining when an entity (the Primary Beneficiary) should consolidate a VIE that functions to support the activities of the Primary Beneficiary.  We have no contractual relationship or other business relationship with a VIE and therefore the adoption will not have an effect on our consolidated results of operations or financial position.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates.  We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.  These exposures are directly related to our normal operating and funding activities. Historically, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk.  Our financial instruments with market risk exposure are cash equivalents, short-term investments, term note and, to the extent utilized, revolving line of credit. At June 30, 2003, $3,957,000 including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  To achieve this objective, we currently maintain a portfolio of high-grade commercial paper and money market funds.

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

Under our current policies, we do not use interest rate derivatives instruments to manage our exposure to interest rate changes.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would result in no material change in our pre-tax earnings and cash flow.

Foreign Currency Risk.  We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars.  Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs and maintain inter-company balances which are denominated in local currencies.  As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results.  The effect of exchange rate fluctuations on our results during fiscal year 2003 was net expense of $332,000.

ITEM 8.   Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information related to Overland, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(a)          As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b)         No significant changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by this item is included under the captions entitled “Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.    Executive Compensation

The information required by this item is included under the caption entitled “Compensation of Executive Officers”, “Non-Employee Director Compensation” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation” in our Proxy Statement to be filed for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions

The information required by this item is included under the caption entitled “Certain Relationships and Related Transactions” in our Proxy Statement to be filed for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements.  The following Consolidated Financial Statements of Overland Storage, Inc. and Report of Independent Auditors are included in a separate section of this Report at the page numbers so indicated:

(a)(2)  Financial Statement Schedule.  The following financial statement schedule of Overland Storage, Inc. for the years ended June 30, 2003, 2002 and 2001 is filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of Overland Storage, Inc.:

Schedule II - Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)  Exhibits

2.1	Agreement and Plan of Merger dated June 20, 2003 by and among Overland, Okapi Acquisition Co., Inc. and Okapi Software, Inc.++

3.1	Overland’s Amended and Restated Articles of Incorporation. (11)

3.2	Overland’s Bylaws. (6)

4.1	Specimen stock certificate. (11)

4.2	Form of Purchase Agreement dated May 12, 2003 by and between Overland and Purchaser of Common Stock in Private Placement Transaction. (14)

10.1	Build-to-Suit Single Tenant Lease dated October 12, 2000 by and between Overland and LBA-VIF One, LLC. (5)

10.2	First Amendment to Lease dated January 18, 2001 by and between Overland and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC. (8)

10.3	Second Amendment to Lease dated March 8, 2001 by and between Overland and LBA Overland, LLC. (8)

10.4	Business Loan Agreement dated November 28, 2001 by and between Overland and Comerica Bank-California. (10)

10.5	Security agreement dated November 28, 2001 by and between Overland and Comerica Bank-California. (10)

10.6	Master Revolving Note dated November 28, 2001 by and between Overland and Comerica Bank-California. (10)

10.7	Variable Rate-Single Payment Note dated November 28, 2001 by and between Overland and Comerica Bank-California. (10)

10.8	First Modification to Business Loan Agreement dated August 13, 2002 by and between Overland and Comerica Bank-California. (12)

10.9	Design Purchase and Services Agreement dated June 15, 2001 by and between Overland and Seagate Removable Storage Solutions LLC. (7) +

10.10	Supply Agreement dated June 15, 2001 by and between Overland and Seagate Removable Storage Solutions LLC. (7) +

10.11	VR2 Technology License Agreement dated April 27, 2000 by and between Overland and Storage Technology Corp. (2) +

10.12	Amendment to VR2 Technology License Agreement dated June 18, 2002 by and between Overland and Storage Technology Corp. (11) +

10.13	Corporate Purchase Agreement dated June 7, 2000 by and between Overland and Compaq Computer Corporation and its Affiliates. (3) +

10.14	Base Agreement #4902RL1317 dated November 1, 2002 between Overland and International Business Machines Corporation. (13) +

10.15*	Form of Indemnification Agreement entered into by and between Overland and each of its directors and officers. (10)

10.16*	Form of Retention Agreement entered into by and between Overland and each of its executive officers. (8)

10.17*	Employment Agreement dated March 12, 2001 by and between Overland and Christopher Calisi. (5)

10.18*	Employment Agreement dated December 4, 2000 by and between Overland and Vernon A. LoForti. (5)

10.19*	Employment Agreement dated April 2, 2001 by and between Overland and Chet Baffa. (8)

10.20*	Second Amendment to 1995 Stock Option Plan. (1)

10.21*	Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan. (8)

10.22*	First Amendment to 1997 Executive Stock Option Plan. (1)

10.23*	Form of Stock Option Agreement for options granted under the 1997 Executive Stock Option Plan. (8)

10.24*	2000 Stock Option Plan, as amended and restated. (11)

10.25*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan. (6)

10.26*	2001 Supplemental Stock Option Plan. (9)

10.27*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2001 Supplemental Stock Option Plan. (11)

10.28*	First Amendment to 1996 Employee Stock Purchase Plan. (1)

10.29*	Amendment No. 2 to 1996 Employee Stock Purchase Plan dated August 20, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (included on signature page).

31.1

Certification of Christopher Calisi, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Vernon A. LoForti, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Christopher Calisi, President and Chief Executive Officer, and Vernon A. LoForti, Vice President and Chief Financial Officer.

(1)                                  Incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000.

(2)                                  Incorporated by reference to the Company’s Form 8-K filed July 25, 2000.

(3)                                  Incorporated by reference to the Company’s Form 10-K filed September 28, 2000.

(4)                                  Incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-53380) filed Jan. 8, 2001.

(5)                                  Incorporated by reference to the Company’s Form 10-Q filed February 14, 2001.

(6)                                  Incorporated by reference to the Company’s Form 10-Q filed May 15, 2001.

(7)                                  Incorporated by reference to the Company’s Form 8-K filed July 2, 2001.

(8)                                  Incorporated by reference to the Company’s Form 10-K filed September 28, 2001.

(9)                                  Incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-75060) filed Dec. 13, 2001.

(10)                            Incorporated by reference to the Company’s Form 10-Q filed February 13, 2002.

(11)                            Incorporated by reference to the Company’s Form 10-K filed September 27, 2002.

(12)                            Incorporated by reference to the Company’s Form 10-Q filed November 13, 2002.

(13)                            Incorporated by reference to the Company’s Form 10-Q filed May 12, 2003.

(14)                            Incorporated by reference to the Company’s Form S-3 Registration Statement (333-105414) filed May 20, 2003.

+                                         The Company has requested confidential treatment for certain portions of this Exhibit.

++                            Certain schedules and similar attachments to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  A copy of the omitted schedules and similar attachments will be provided supplementally to the SEC upon request.

*                                         Management contract or compensation plan or arrangement.

(b) Reports on Form 8-K.  We filed the following Current Reports on Form 8-K during the fourth quarter of the year ended June 30, 2003:

(1)                                  Current Report on Form 8-K dated April 24, 2003, containing the April 24, 2003 press release related to our announcement of third quarter fiscal 2003 results.

(2)                                  Current Report on Form 8-K dated May 15, 2003, containing the May 15, 2003 press release related to our announcement of the sale of 1,430,000 shares of common stock.

(3)                                  Current Report on Form 8-K dated June 26, 2003, containing the June 26, 2003 press release related to our announcement that we acquired Okapi Software, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERLAND STORAGE, INC.

Dated: September 26, 2003	By: /s/ CHRISTOPHER CALISI
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

Signature	Title	Date

/s/ CHRISTOPHER CALISI	President, Chief Executive	September 26, 2003
Christopher Calisi	Officer and Director
(Principal Executive Officer)

/s/ VERNON A. LoFORTI	Vice President, Chief	September 26, 2003
Vernon A. LoForti	Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ ROBERT A. DEGAN	Director	September 26, 2003
Robert A. Degan

/s/ SCOTT McCLENDON	Chairman of the Board	September 26, 2003
Scott McClendon

/s/ JOHN MUTCH	Director	September 26, 2003
John Mutch

/s/ PETER PREUSS	Director	September 26, 2003
Peter Preuss

/s/ JOHN A. SHANE	Director	September 26, 2003
John A. Shane

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
of Overland Storage, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overland Storage, Inc. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Diego, California
August 7, 2003

OVERLAND STORAGE, INC.

CONSOLIDATED BALANCE SHEET

(in thousands)

	June 30,
	2003	2002

Assets

Current assets:
Cash and cash equivalents	$55,020	$26,884
Accounts receivable, less allowance for doubtful accounts of $413 and $652, respectively	31,850	21,391
Inventories	19,262	17,503
Deferred tax assets	4,351	3,368
Other current assets	2,461	2,187

Total current assets	112,944	71,333

Property and equipment, net	8,171	9,171
Intangible assets	8,983	—
Other assets	824	499

	$130,922	$81,003

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$15,546	$8,266
Accrued liabilities	4,526	3,077
Accrued payroll and employee compensation	3,194	2,718
Income taxes payable	2,292	313
Accrued warranty	2,129	1,720
Current portion of long-term debt	931	776

Total current liabilities	28,618	16,870

Long-term debt	3,026	3,879
Deferred tax liabilities	4,091	—
Other liabilities	1,923	988

Total liabilities	37,658	21,737

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, no par value, 25,000 shares authorized; 12,959 and 11,003 shares issued and outstanding at June 30, 2003 and 2002, respectively	63,884	36,654
Accumulated other comprehensive loss	(192)	(278)
Retained earnings	29,572	22,890

Total shareholders’ equity	93,264	59,266

	$130,922	$81,003

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended June 30,
	2003	2002	2001

Net revenue:
Product sales	$193,169	$161,948	$154,928
License fees and royalties	2,712	1,432	768

	195,881	163,380	155,696

Cost of revenue	141,863	120,935	116,662

Gross profit	54,018	42,445	39,034

Operating expenses:
Sales and marketing	26,700	20,963	16,392
Research and development	7,376	6,553	10,093
General and administrative	9,632	8,413	8,850

	43,708	35,929	35,335

Income from operations	10,310	6,516	3,699

Other income (expense):
Interest income	427	355	473
Interest expense	(212)	(86)	—
Other (expense) income, net	(332)	54	(156)
Income before income taxes	10,193	6,839	4,016

Provision for income taxes	3,511	2,346	1,522

Net income	$6,682	$4,493	$2,494

Net income per share:
Basic	$0.59	$0.42	$0.24
Diluted	$0.54	$0.40	$0.23

Shares used in computing net income per share:
Basic	11,318	10,641	10,382
Diluted	12,314	11,271	10,884

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings		Total Comprehensive Income
	Shares	Amount			Total

Balance at June 30, 2000	10,270	$31,753	$(159)	$15,903	$47,497

Stock option and purchase plans	243	1,058			1,058
Stock-based compensation		97			97
Tax benefits from exercise of stock options		706			706
Comprehensive income:
Net income				2,494	2,494	2,494
Foreign currency translation			(173)		(173)	(173)
Balance at June 30, 2001	10,513	33,614	(332)	18,397	51,679	$2,321

Stock option and purchase plans	490	2,755			2,755
Stock-based compensation		5			5
Tax benefits from exercise of stock options		280			280
Comprehensive income:
Net income				4,493	4,493	4,493
Foreign currency translation			54		54	54
Balance at June 30, 2002	11,003	36,654	(278)	22,890	59,266	$4,547

Stock option and purchase plans	391	2,807			2,807
Sale of common stock	1,430	20,623			20,623
Stock issued for acquisition of a business	135	2,705			2,705
Tax benefits from exercise of stock options		1,095			1,095
Comprehensive income:
Net income				6,682	6,682	6,682
Foreign currency translation			86		86	86
Balance at June 30, 2003	12,959	$63,884	$(192)	$29,572	$93,264	$6,768

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2003	2002	2001

Operating activities:
Net income	$6,682	$4,493	$2,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax (benefit) provision	(602)	450	(761)
Depreciation and amortization	2,354	2,109	1,915
Bad debt expense	146	230	277
Tax benefits from exercise of stock options	1,095	280	706
Loss (gain) on disposition of assets	—	24	(442)
Non-cash compensation	—	5	97
Changes in assets and liabilities:
Accounts receivable	(10,577)	2,469	(1,569)
Inventories	(1,756)	5,826	(1,221)
Other assets and liabilities	468	735	(1,104)
Accounts payable and accrued/other liabilities	10,747	(1,478)	(5,477)
Accrued payroll and employee compensation	476	(58)	505

Net cash provided by (used in) operating activities	9,033	15,085	(4,580)

Investing activities:
Capital expenditures	(1,354)	(6,509)	(2,068)
Proceeds from sale of assets	—	—	833
Payments made in association with acquisition of a business	(2,361)	—	—

Net cash used in investing activities	(3,715)	(6,509)	(1,235)

Financing activities:
Proceeds from long-term debt	—	4,655	—
Payments on long-term debt	(698)	—	—
Proceeds from exercise of stock options and the sales of stock under the employee stock purchase plan	2,807	2,755	1,058
Proceeds from the sale of common stock	20,623	—	—

Net cash provided by financing activities	22,732	7,410	1,058

Effect of exchange rate changes on cash	86	54	(173)

Net increase (decrease) in cash and cash equivalents	28,136	16,040	(4,930)
Cash and cash equivalents, beginning of year	26,884	10,844	15,774

Cash and cash equivalents, end of year	$55,020	$26,884	$10,844

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,649	$1,574	$4,468
Cash paid for interest	$199	$86	$—

Non-cash investing activities are as follows:
Common stock issued for acquisition of a business	$2,705

See accompanying notes to consolidated financial statements

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Overland Storage, Inc. (the “Company”) was incorporated on September 8, 1980 under the laws of the State of California.  The Company designs, develops, manufactures, markets and supports automated tape data storage systems used by businesses for backup, archival and data interchange functions in environments from small businesses to large enterprises requiring high-availability networks.  In addition, the Company markets a family of open storage management software solutions aimed at mid to large-sized enterprises.  The Company’s fiscal year ends on the Sunday closest to June 30.  For ease of presentation, the Company’s year-end is deemed to be June 30.  Fiscal years 2003, 2002 and 2001 each included 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Overland Storage (Europe) Ltd., Overland Storage SARL, Overland Storage GmbH, Tecmar, Inc., Okapi Acquisition Co., Inc. and Overland Storage Export Limited, a foreign sales corporation.  All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

Revenue on direct product sales (excluding sales to commercial distributors and certain OEM customers) is recognized upon shipment of products to such customers. These customers are not subject to any specific right of return or price protection, except for any defective product which may be returned under the Company’s warranty policy.  Title and risk of loss transfer to the customer when the product leaves the Company’s dock.  Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection.  Revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor.  At June 30, 2003, $956,000 of product had been shipped to the Company’s commercial distributors, but not yet shipped to ultimate customers.  As part of its agreement with certain OEM customers, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by these OEM cutomers to fulfill their customer orders, at which time, generally the same business day, the Overland sale is recorded.

The Company has entered into various licensing agreements relating to its Variable Rate Randomizer (“VR2”)® technology.  These agreements typically call for royalty fees based on sales by licensees of products containing VR2. Royalties on sales by licensees of products containing VR2 are recorded when earned, generally in the period during which the licensee ships the products containing VR2 technology.  In certain instances, the customer has elected to purchase from the Company the Applications Specific Integrated Circuit (“ASIC”) chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee.  In these instances, revenues on ASIC chip sales are recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

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

The Company recognizes software revenues in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). The Company licenses software under noncancelable perpetual agreements.  License revenues are recognized in the period in which the license agreement is in place, the fee is fixed and determinable, delivery of the technology has occurred and collectibility is probable.  Sales through the Company’s resellers are evidenced by a master agreement governing the relationship together with binding purchase orders digitally/electronically placed on the Company’s business-to-business ordering system.  The license is considered delivered, and the license revenue is recognized, when the reseller is issued a license key in the name of a specifically identified end user.

For software arrangements that include multiple elements, SOP 97-2 requires the Company to allocate the fee to the individual elements based on vendor-specific objective evidence of fair value (“VSOE”), regardless of the prices stated within the contract. VSOE is limited to the price charged when the element is sold separately or, for an element that is not yet sold separately, the price established by management having the relevant authority. When there is VSOE for the undelivered elements in multiple-element arrangements that are not accounted for using contract accounting, the Company allocates revenue to the delivered elements of the arrangement using the residual value method. Therefore, the Company defers revenues from the arrangement fee equal to the fair value of the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The fair value of maintenance and post contract customer support (“PCS”) obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expenses for 2003, 2002 and 2001 were $1,223,000, $1,539,000 and $1,689,000, respectively.

Warranty Costs

The Company generally provides a three-year advance replacement return-to-factory warranty on its Neo Series, PowerLoader and LoaderXpress products.  The Company also provides on-site service for the first warranty year of the Neo Series products located in the United States and Canada, for which it contracts with third-party service providers.  For most products, the Company offers a program called XchangeNOW as part of its return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request.  The customer ships the defective unit back to the Company using the shipping materials from the replacement unit. The Company records a provision for estimated future warranty costs at the time of shipment for both the return-to-factory and on-site warranties.  Separately priced on-site warranties are offered for sale to customers of other product lines.  The Company contracts with outside vendors to provide service relating to all on-site warranties.  Warranty revenues and amounts paid in advance to outside service organizations are recognized in the financial statements in revenues and cost of revenues, respectively, over the warranty period.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables and payables and its revolving line of credit and note payable (Note 5).  The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates.

Comprehensive Income

Comprehensive income for the Company includes net income and foreign currency translation adjustments, which are charged or credited to accumulated other comprehensive income within shareholders’ equity.

Segment Data

The Company reports segment data based on the management approach. The management approach designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company’s reportable segments.  The Company uses one measurement of profitability and does not disaggregate its business for internal reporting.  Based on the criteria of SFAS No. 131, “ Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it operates in one segment providing data storage solutions for mid-range computer networks.  The Company also discloses information about products and services, geographic areas and major customers.

Concentrations of Risks

The Company’s customers include original equipment manufacturers, integrators, distributors, and value added resellers.  Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable.  The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.

The Company’s largest single customer accounted for approximately 58%, 62% and 63% of sales in fiscal years 2003, 2002 and 2001, respectively, and approximately 52%, 49% and 62% of accounts receivable at June 30, 2003, 2002 and 2001, respectively. No other customer accounted for 10% or more of sales in any of the three years presented.

Information about Geographic Areas

The Company markets its products domestically and internationally, with its principal international market being Europe.  The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped.  Long-lived assets are based on location of domicile.

Revenues attributed to the Netherlands and the United Kingdom was primarily the result of shipments to Compaq/HP European distribution centers.

	Revenues	Long Lived Assets
	(in thousands)
2003
United States	$110,790	$16,335
Netherlands	352	—
United Kingdom	52,176	819
Rest of Europe	20,259	—
Other foreign countries	12,304	—

	195,881	17,154
2002
United States	86,260	8,381
Netherlands	23,795	—
United Kingdom	21,872	790
Rest of Europe	18,028	—
Other foreign countries	13,425	—

	163,380	9,171
2001
United States	81,942	3,976
Netherlands	29,576	—
United Kingdom	11,739	819
Rest of Europe	15,494	—
Other foreign countries	16,945	—

	$155,696	$4,795

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

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets as follows:

Leasehold improvements	The shorter of the estimated useful lives of the assets or the term of the lease using the straight-line method
Machinery and equipment	3-5 years
Furniture and fixtures	5 years
Computer equipment	3-5 years

Expenditures for normal maintenance and repair are charged to expense as incurred, and improvements are capitalized.  Upon the sale or retirement of property or equipment, the asset cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in the results of operations.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which it adopted on July 1, 2002. SFAS 144 requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include:

•                  significant underperformance relative to historical or projected future operating results;

•                  significant changes in the manner of use of the assets or the strategy for our overall business;

•                  significant decrease in the market value of the assets; and

•                  significant negative industry or economic trends.

When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, it assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. The assumptions supporting the cash flows, including the discount rates, are determined using management’s best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges for these assets and future results of operations could be adversely affected.  The Company has not recorded any material impairment losses.

Foreign Currency Translation

The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate during the year for revenues, expenses, gains and losses.  Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity.  Gains or losses from foreign currency transactions are recognized currently in income.  Such transactions resulted in a loss of $338,000; a gain of $29,000 and a loss of $398,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

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

Net Income Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method.  Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 99,000, 877,000 and 682,000 in the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

A reconciliation of the calculation of basic and diluted earnings per share is as follows:

	Year Ended June 30,
	2003	2002	2001
	(in thousands, except per share data)

Net income	$6,682	$4,493	$2,494

Basic:

Weighted average number of common shares outstanding	11,318	10,641	10,382
Basic net income per share	$0.59	$0.42	$0.24

Diluted:

Weighted average number of common shares outstanding	11,318	10,641	10,382
Common stock equivalents using the treasury stock method	996	630	502
Shares used in computing net income per share	12,314	11,271	10,884
Diluted net income per share	$0.54	$0.40	$0.23

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

The Company accounts for employee stock-based compensation using the intrinsic value method.  In most cases, no compensation expense has been recognized for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the date of grant.  No compensation expense has been recognized for purchase rights under the ESPP as they have been granted in accordance with the terms of the ESPP.  Had compensation expense for the Company’s employee stock-based compensation awards issued during 2003, 2002 and 2001 been determined based on a fair value method, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,
	2003	2002	2001
	(in thousands, except per share amounts)

Net income, as reported	$6,682	$4,493	$2,494

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,862)	(2,777)	(3,053)

Pro forma net income	$1,820	$1,716	$(559)

Earnings per share:

Basic - as reported	$0.59	$0.42	$0.24

Basic - pro forma	$0.16	$0.16	$(0.05)

Diluted - as reported	$0.54	$0.40	$0.23

Diluted - pro forma	$0.15	$0.15	$(0.05)

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model.  The weighted-average estimated fair value of employee stock options granted during fiscal years 2003, 2002 and 2001 were $13.41, $6.42 and $6.27 per share, respectively.  The weighted average assumptions used for grants during the fiscal years 2003, 2002 and 2001 were: no dividend yield for all years, risk-free interest rates of 3.7%, 4.8% and 5.5%, respectively, expected volatility of 82%, 82% and 81%, respectively, and expected lives of 7.0 years for all fiscal years.

The fair value of each share purchase right under the ESPP is estimated at the inception of each offering period also using a Black-Scholes option-pricing model.  The weighted-average estimated fair value of each share purchase right granted during fiscal years 2003, 2002 and 2001 were $4.65, $4.36 and $4.32 per share, respectively.  The weighted average assumptions used during fiscal years 2003, 2002 and 2001 were: no dividend yield for all years, risk-free interest rates of 3.7%, 4.8% and 5.5%, respectively, expected volatility of 79%, 106% and 94%, respectively, and an expected life of 6 months for all fiscal years.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 establishes accounting guidance for consolidation of a variable interest entity (VIE), formerly referred to as special purpose entities.  FIN 46 applies to any business enterprise both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE.  FIN 46 provides guidance for determining when an entity (the Primary Beneficiary) should consolidate a VIE that functions to support the activities of the Primary Beneficiary.  The Company has no contractual relationship or other business relationship with a VIE and therefore the adoption will not have an effect on its consolidated results of operations or financial position.

NOTE 2 – ACQUISITION AND DISPOSITION OF CERTAIN ASSETS

In June 2003, the Company acquired all of the assets and assumed all of the liabilities of Okapi Software, Inc., a privately held company based in San Diego, California. This acquisition was accounted for as an asset acquisition in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” The Company’s consolidated statements of operations include the results of Okapi from the date of acquisition.

Okapi provided intelligent disk-based storage appliances used by Information Technology managers to reduce their back up window, speed restores and compliment tape back up strategies all while fitting within existing infrastructure. Okapi’s solution combines proprietary management software with iSCSI and ATA disk technologies to create high-speed, scalable and reliable disk-to-disk-to-tape solutions.  Their solution accelerates backup by 50 to 90%; restores data in milliseconds; completes back up consistently and provides a quick, reliable replication of critical data to secure, remote locations to eliminate the need to transport magnetic tapes.  Okapi’s solution is an adjacent appliance that fills a customer need and complements the Company’s existing family of tape automation products.

The aggregate purchase price for the assets of Okapi of  $5,364,000 was comprised of the issuance of 134,551 shares of Overland stock valued at $2,705,000, cash of $2,500,000, and $159,000 of acquisition related costs. Of the $5,364,000 purchase price, $41,000 was allocated to the net tangible liabilities acquired and $8,983,000, which includes a deferred tax liability, was allocated to acquired technology.  As this transaction was accounted for as a tax-free exchange, the Company recorded a deferred tax liability of $3,578,000.  The acquired technology represented by the intangible asset will be amortized over a five year life.

In June 2001, the Company sold its Travan-based WS30 and EDT40 tape drive designs (the “Designs) to Seagate Removable Storage Solutions LLC, a Delaware limited liability company now known as Certance LLC, in exchange for future royalty payments based on the sales of certain tape drive products and related tape media cartridges based on the Designs.

As a result of the sale of the Designs and the related exit of the entry-level tape drive business in June 2001, the Company recorded a pretax charge of  $2,535,000, including: $1,979,000 in inventory impairments; $205,000 of lease exit costs related to the Company’s Longmont facility; $160,000 of severance costs; $142,000 in fixed asset impairments; and legal fees. All accrued amounts, with the exception of the lease exit costs, were paid during calendar year 2002.  The lease exit costs are expected to be paid over the remaining life of the lease.

During the third quarter of fiscal year 2001, the Company sold certain rights and assets (including the product design together with all documentation, manufacturing rights, tooling and inventory) of its automated SLR loader product to Tandberg Data for a purchase price of $1,135,000. As a result of this transaction, the Company recorded a pre-tax gain of $810,000 within other income.  In connection with the sale, the Company also will receive a per unit royalty on the first 6,000 SLR loader units that are manufactured and sold by Tandberg Data.

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	June 30,
	2003	2002
	(in thousands)
Inventories:
Raw materials	$8,029	$8,659
Work in process	2,244	2,724
Finished goods	8,989	6,120

	$19,262	$17,503

Property and equipment:
Machinery and equipment	$5,574	$5,894
Computer equipment	7,421	6,075
Furniture and fixtures	1,103	1,079
Leasehold improvements	3,726	3,657

	17,824	16,705
Less accumulated depreciation and amortization	(9,653)	(7,534)

	$8,171	$9,171

Depreciation and amortization expense was $2,354,000, $2,109,000 and $1,915,000 in fiscal years 2003, 2002 and 2001, respectively.

NOTE 4 – INTANGIBLE ASSETS

At June 30, 2003, the Company had intangible assets of $8,983,000 consisting solely of the technology purchased in the Okapi acquisition during fiscal year 2003 as discussed in Note 2.  At June 30, 2002, the Company had no material intangible assets.  During fiscal year 2003, no amounts were amortized due to the timing of the acquisition near the end of the fiscal year.  The Okapi technology will be amortized over five years.

Estimated amortization expense for this intangible asset will be approximately $1.8 million for the twelve months ending June 30, 2004 and each of the four fiscal years thereafter.

NOTE 5 - LONG-TERM DEBT

At June 30, 2003, the Company had a credit facility consisting of a $4,655,000 five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10,000,000 two-year revolving line of credit for working capital purposes that expires on November 30, 2003.  Both the term note and the line of credit are collateralized by the Company’s assets.  Interest on the term note is set at variable rates equal to the bank’s prime rate (4.00% on June 30, 2003) in effect from time to time.  Interest on the line of credit is set at the bank’s prime rate in effect from time to time minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants.  The term note provided for a nine-month draw period through August 28, 2002, during which period only interest was paid.  Upon expiration of the draw period, all amounts outstanding under the note are payable in 60 equal payments of principal plus interest.  At June 30, 2003, $3,957,000, including $931,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit.

The aggregate maturities for long-term debt for the five years after June 30, 2003 are $931,000 for the twelve months ending June 30, 2004, $1,009,000 for the twelve months ending June 30, 2005, $931,000 for each of the twelve months ending June 30, 2006 and 2007, and $155,000 for the twelve months ending June 30 2008.

NOTE 6 - INCOME TAXES

The components of income before income tax provisions were as follows:

	Year ended June 30,
	2003	2002	2001
	(in thousands)

Domestic	$8,371	$5,616	$3,778
Foreign	1,822	1,223	238
	$10,193	$6,839	$4,016

The provision for income taxes includes the following:

	Year ended June 30,
	2003	2002	2001
	(in thousands)
Current:
Federal	$3,176	$1,382	$1,775
State	653	205	445
Foreign	525	309	63
	4,354	1,896	2,283

Deferred:
Federal	(679)	300	(649)
State	(164)	150	(156)
Foreign	—	—	44
	(843)	450	(761)
	$3,511	$2,346	$1,522

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes to the total income tax provision reported in the Consolidated Statement of Operations is as follows:

	Year ended June 30,
	2003	2002	2001
	(in thousands)

U.S. Federal income tax at statutory rate	$3,466	$2,325	$1,366
State income taxes, net of federal benefit	383	234	190
Extraterritorial income exclusion benefit	(246)	(272)	(169)
Permanent differences	45	58	39
Other	(137)	1	96
Provision for income taxes	$3,511	$2,346	$1,522

Deferred income taxes at June 30, 2003 and 2002 comprised:

	June 30,
	2003	2002
	(in thousands)
Deferred tax assets:
Inventory	$1,983	$1,352
Warranty reserves	1,134	965
Vacation and deferred compensation	379	284
State income taxes	255	70
Software	223	256
Reserve for doubtful accounts	164	260
Intangible assets	77	—
Barter credits	—	459
Other	144	6
Gross deferred tax asset	4,359	3,652

Deferred tax liabilities
Purchased intangible assets	(3,578)	—
Property and equipment depreciation	(477)	(372)
Other	(44)	(44)
Gross deferred tax liability	(4,099)	(416)
Net deferred income taxes	$260	$3,236

No valuation allowance was recorded as of June 30, 2003 or 2002, as the Company believes it is more likely than not the deferred tax assets will be realized.

NOTE 7 - COMMON STOCK

On May 15, 2003, the Company sold 1,430,000 shares of common stock in a private placement transaction.  The stock was sold at $15.39, a 10 percent discount to the closing market price on May 12, 2003. Gross proceeds to Overland were $22,008,000 with net proceeds after commission and offering expenses of $20,623,000. Proceeds will be used by the Company to fund working capital needs in support of the growth of its business and for general corporate purposes.

NOTE 8 -  STOCK OPTIONS

The Company has seven active stock option plans, administered by the Compensation Committee of the Board of Directors, which provide for the issuance of options to employees, officers, directors and consultants.  As of June 30, 2003, the Company had reserved 4,774,990 shares of common stock for issuance under the 1991 Non-Qualified Stock Option Plan (“1991 Plan”), 1993 Stock Option Plan, 1993-A Stock Option Plan, 1992-A Non-Qualified Stock Option Plan (“1992 Plan”), 1995 Stock Option Plan (“1995 Plan”), 1997 Executive Stock Option Plan (“1997 Plan”), 2000 Stock Option Plan (“2000 Plan”), and the 2001 Supplemental Stock Option Plan (“2001 Plan”) (collectively, the “Option Plans”).  The Option Plans provide for the granting of stock options equal to the fair market value of the Company’s Common Stock on the date the option is granted.  The Option Plans have been approved by shareholders with the exception of the 1991 Plan, the 1992 Plan, and the 2001 Plan.  Currently, the Company may grant options only from the 1995 Plan, the 1997 Plan, the 2000 Plan and the 2001 Plan.  Certain options issued under selected plans call for 100% vesting of outstanding options upon a change of control of the Company.  Options granted during the last three fiscal years generally vest over a three year period, with monthly vesting from the date of grant.  Options granted in prior years generally vested at a rate of 25% per year over a four-year period from the date of grant.  Options expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within 30 days, or upon death or disability, where an extended six or twelve-month exercise period is specified.  As of June 30, 2003, approximately 3.3 million shares are reserved for issuance upon exercise of outstanding options and approximately 80,000 are available for grant under the Option Plans.

Option activity for the three years ended June 30, 2003 is summarized as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 30, 2000	1,885,358	$6.05

Options granted	1,459,050	8.52
Options exercised	(170,789)	2.67
Options forfeited	(399,898)	7.13

Options outstanding at June 30, 2001	2,773,721	$7.40

Options granted	634,103	8.38
Options exercised	(439,445)	5.59
Options forfeited	(177,017)	8.67

Options outstanding at June 30, 2002	2,791,362	$7.83

Options granted	922,500	13.41
Options exercised	(350,624)	6.85
Options forfeited	(107,997)	8.96

Options outstanding at June 30, 2003	3,255,241	$9.48

The following table summarizes information about stock options outstanding as of June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
June 30, 2003:
$0.20 - 3.34	87,650	2.3	$2.03	87,650	$2.03
3.35 - 8.34	1,077,597	6.6	6.64	830,541	6.61
8.35 -10.01	1,188,083	7.8	9.07	859,836	9.03
10.02-20.25	901,911	9.1	14.13	239,573	13.78

$0.20-20.25	3,255,241	7.6	$9.48	2,017,600	$8.29

1996 Employee Stock Purchase Plan

In February 1997, the Company adopted the 1996 Employee Stock Purchase Plan (the “ESPP”) whereby 250,000 shares of Common Stock were reserved for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company.  In November 1998, the shareholders approved an amendment to increase the total number of shares of Common Stock from 250,000 to 500,000 shares.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase Common Stock at a discount through payroll deductions during specified six-month offering periods.  No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares in any one offering period. The ESPP is administered by the Compensation Committee appointed by the Board of Directors and provides generally that the purchase price must not be less than 85% of the fair market value of the Common Stock on the first or last day of the offering period, whichever is lower.

During fiscal years 2003, 2002 and 2001, a total of 40,720, 51,076 and 71,634 shares, respectively, were issued for combined proceeds of $405,000, $301,000 and $601,000, respectively.  As of June 30, 2003 approximately 108,000 shares were available for grant.

NOTE 9 - 401(k) PLAN

In January 1994, the Company adopted an employee savings and retirement plan (the “401(k) Plan”) covering all of the Company’s employees.  The 401(k) Plan permits but does not require matching contributions by the Company on behalf of all participants.  The Company matches employee contributions at 75%, for up to 6% of an employee’s pretax income.  The totals of these employer contributions were $520,000, $538,000 and $562,000 in fiscal years 2003, 2002 and 2001, respectively.

NOTE 10 – ACCRUED RESTRUCTURING CHARGES

During the fourth quarter of fiscal year 2001, the Company recorded a pretax charge of $2,535,000, including $2,172,000 in inventory and fixed asset impairments and $363,000 of restructuring charges, related to the sale of its Travan-based WS30 and EDT40 tape drive designs and related assets and the exit of the entry-level tape drive business including the planned closure of its Longmont, Colorado facility.

During fiscal year 2002, the Company increased the restructuring accrual for facility rent by $228,000 to reflect an adjustment in the estimated liability related to the closure of the Longmont facility, based upon the increased amount of time the Company believed would be required to sublease the facility, given the weakening real estate market in Longmont, Colorado.

Subsequent to the termination of the Travan based development project in May 2002, the Company temporarily used the Longmont facility for certain engineering operations primarily related to its software products.  During the third quarter of fiscal year 2003, the Company completed the relocation of all operations from the Longmont facility to its San Diego headquarters.  After the relocation the Company re-evaluated its accrual related to the Longmont facility lease.  While the Company continues to pursue sub-lease opportunities, based upon the current commercial real estate market in Longmont, it determined that it was unlikely that it will be able to sub-lease the property and recorded an additional charge of $156,000 as an operating expense within research and development to accrue all of the remaining payments due under the lease.  The accrued facility costs are expected to be paid over the remaining life of the lease, which expires in November 2005.

The following table summarizes the activity and balances of the accrued restructuring charges through June 30, 2003: (in thousands)

	Employee Related	Lease and Facility	Total

Restructuring charge	$159	$204	$363
Cash payments	(31)	—	(31)

Accrued restructuring charges at June 30, 2001	128	204	332

Cash payments	(128)	—	(128)
Adjustments	—	228	228

Accrued restructuring charges at June 30, 2002	—	432	432

Cash payments	—	(72)	(72)
Adjustments	—	156	156

Accrued restructuring charges at June 30, 2003	$—	$516	$516

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office, production and sales facilities under non-cancelable operating leases, which expire in various years through fiscal year 2018.  The leases provide for biennial or annual rent escalations intended to approximate increases in cost of living indices, and certain of the leases provide for rent abatement.  At June 30, 2003, future minimum lease payments under these arrangements are as follows:

Year Ending June 30,	Minimum Lease Payments
(in thousands)
2004	$3,270
2005	3,243
2006	3,191
2007	3,195
2008	3,222
Thereafter	20,815

$36,936

During fiscal year 2001, the Company entered into an operating lease agreement for a new 158,000 square foot headquarter facility to be constructed in San Diego, California.  The lease commenced upon the Company’s occupancy of the building in February 2002.  The lease is for a period of twelve years and can be renewed for one additional five-year period.

As security for the lease, the Company has issued to the landlord a $1,000,000 letter of credit which is subject to reduction upon the maintenance of certain financial covenants and the passage of time.

Rental expense is recognized ratably over the respective lease terms and aggregated $3,843,000, $2,520,000 and $1,780,000 for fiscal years 2003, 2002 and 2001, respectively.

Guarantees

The Company’s standard warranty is a three year advance replacement return-to-factory warranty that covers both parts and labor.  For products that it distributes and for drives and tapes used in its products that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer.  The Company also provides on-site service for the first warranty year of its higher-end products, for which it contracts with third-party service providers.

The Company provides for the estimated cost of product warranties at the time revenue is recognized.  The Company’s product warranty liability reflects its best estimate of probable liability under its product warranties.  The Company estimates the warranty based on expected product failure rates, historical experience, and other currently available information.

The Company also sells extended on-site warranties for certain products for which revenue is deferred and recognized over the warranty period.

Changes in the liability for product warranty and deferred revenue associated with extended warranties for the fiscal year ended June 30, 2003 were as follows (in thousands):

	Product Warranty	Deferred Revenue

Liability at June 30, 2002	$1,720	$703

Settlements made during the period	(2,244)	(1,662)
Change in liability for warranties issued during the period	2,578	2,539
Change in liability for preexisting warranties	(77)	(122)

Liability at June 30, 2003	$1,977	$1,458

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

On January 10, 2003, Raytheon Company filed a lawsuit against the Company and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleges that the Companies products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library.  In the complaint, Raytheon demands that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  On February 6, 2003, Raytheon filed a First Amended Complaint stating its original claim with more particularity. The Company filed its Answer and Counterclaims to Raytheon’s First Amended Complaint on or about March 5, 2003, denying all material allegations in the complaint and asserting counterclaims seeking to have Raytheon’s ‘791 patent declared invalid, unenforceable and not infringed by the Company.  On or about April 22, 2003, Raytheon filed a Second Amended Complaint against the defendants containing the same substantive infringement allegations and also adding a ninth defendant.  On or about May 29, 2003, the Company responded to Raytheon’s Second Amended Complaint with its Answer and Amended Counterclaims, again contesting infringement, invalidity and enforceability of the ‘791 patent.  This lawsuit is in its early stages and discovery is just commencing.  The District Court held a scheduling conference in this matter on May 20, 2003 and has set a case schedule with trial currently set for June 2004.

The Company has not recorded any accrual for contingent liability associated with the legal proceedings described above based on the Company’s belief that a liability, while possible, is not probable.  Further, any possible range of loss cannot be estimated at this time.

NOTE 12 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial information for the periods indicated.  This information has been derived from the Company’s unaudited quarterly consolidated financial statements, which in the opinion of management includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information.  The quarterly per share data presented below was calculated separately and may not sum to the annual figures presented in the Consolidated Financial Statements. These operating results are also not necessarily indicative of results for any future period.

	Quarters Ended
	Fiscal Year 2002				Fiscal Year 2003
	(in thousands, except per share amounts)
	Sept. 30 2001	Dec. 31 2001	Mar. 31 2002	Jun. 30 2002	Sept. 30 2002	Dec. 31 2002	Mar. 31 2003	Jun. 30 2003
Net sales	$39,972	$45,615	$42,839	$34,954	$34,540	$48,611	$56,200	$56,530
Gross profit	9,323	11,797	12,013	9,312	9,012	13,163	15,691	16,153
Income (loss) from operations	1,363	3,118	2,795	(760)	(884)	2,352	3,836	5,006
Income (loss) before income taxes	1,693	3,172	2,918	(944)	(850)	2,327	3,726	4,990
Net income (loss)	1,050	1,967	2,102	(626)	(557)	1,524	2,440	3,275

Net income (loss) per share:
Basic	$0.10	$0.19	$0.20	$(0.06)	$(0.05)	$0.14	$0.22	$0.27
Diluted	0.10	0.18	0.18	(0.06)	(0.05)	0.13	0.20	0.25

OVERLAND DATA, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FISCAL YEARS ENDED JUNE 30, 2003, 2002 and 2001

	Balance at Beginning of Year	Additions Charged to Income	Deductions*	Deductions Credited to Income	Balance at End of Year

Allowance for Doubtful Accounts Receivable

2003	$652	$267	$506	$—	$413
2002	603	277	166	69	652
2001	389	277	63	—	603

Reserve for Inventory Obsolescence

2003	$3,133	$3,080	$2,630	$—	$3,583
2002	4,195	1,029	2,036	55	3,133
2001	2,693	2,996	1,494	—	4,195

*  Amounts written off against the allowance, net of recoveries.