Form 10-Q
period 2003-09-30
OVERLAND STORAGE INC
filed 2003-11-12
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No  ☐

As of November 5, 2003, there were 13,303,076 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended September 30, 2003

PART I  —  FINANCIAL INFORMATION

Item 1.  —  Financial Statements

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2003	2002
Net revenues:
Product sales	$56,139	$33,994
Royalties & services	430	546
Total net revenues	56,569	34,540

Cost of revenues	40,992	25,528
Gross profit	15,577	9,012

Operating expenses:
Sales and marketing	7,851	6,051
Research and development	1,810	1,694
General and administrative	2,582	2,151
Total operating expenses	12,243	9,896
Income (loss) from operations	3,334	(884)

Other income (expense):
Interest income, net	96	68
Other expense, net	(10)	(34)

Income (loss) before income taxes	3,420	(850)
Provision (benefit) for income taxes	1,197	(293)

Net income (loss)	$2,223	$(557)

Earnings (loss) per share:
Basic	$0.17	$(0.05)
Diluted	$0.16	$(0.05)

Number of shares used in computing earnings (loss) per share:
Basic	12,972	11,024
Diluted	14,178	11,024

See accompanying notes o consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	September 30, 2003	June 30, 2003
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$53,595	$55,020
Accounts receivable, less allowance for doubtful accounts of $272 and $413, respectively	34,532	31,850
Inventories	18,402	19,262
Deferred income taxes	4,351	4,351
Other current assets	2,933	2,461
Total current assets	113,813	112,944

Property and equipment, net	8,061	8,171
Intangible assets	8,534	8,983
Other assets	901	824
	$131,309	$130,922

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$13,942	$15,546
Accrued liabilities	5,312	4,526
Accrued payroll and employee compensation	2,966	3,194
Income taxes payable	1,084	2,292
Accrued warranty	2,095	2,129
Current portion of long-term debt	1,009	931
Total current liabilities	26,408	28,618

Long-term debt	2,715	3,026
Deferred tax liabilities	4,091	4,091
Other liabilities	2,227	1,923
Total liabilities	35,441	37,658

Shareholders’ equity:
Common stock, no par value, 25,000 shares authorized; 12,996 and 12,959 shares issued and outstanding, respectively	64,261	63,884
Accumulated other comprehensive loss	(188)	(192)
Retained earnings	31,795	29,572
Total shareholders’ equity	95,868	93,264
	$131,309	$130,922

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$2,223	$(557)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,040	582
Changes in operating assets and liabilities:
Accounts receivable	(2,682)	(884)
Inventories	860	10
Accounts payable and accrued liabilities	(2,059)	247
Accrued payroll and employee compensation	(228)	(155)
Other, net	(246)	(1,216)

Net cash used in operating activities	(1,092)	(1,973)

INVESTING ACTIVITIES:
Capital expenditures	(481)	(189)

Net cash used in investing activities	(481)	(189)

FINANCING ACTIVITIES:
Payments on long-term debt	(233)	—
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	377	211

Net cash provided by financing activities	144	211

Effect of exchange rate changes on cash	4	8

Net decrease in cash and cash equivalents	(1,425)	(1,943)
Cash and cash equivalents at the beginning of the period	55,020	26,884

Cash and cash equivalents at the end of the period	$53,595	$24,941

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying condensed consolidated financial statements of Overland Storage, Inc. and its subsidiaries (“Overland Storage” or the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Our first fiscal quarter ends on the Sunday closest to September 30.  For ease of presentation, our first fiscal quarter end is deemed to be September 30.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 on file with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2 – Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method.  In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date.  Similarly, the Company has not recognized compensation expense for purchase rights under its qualified Employee Stock Purchase Plan, or ESPP, as the Plan is considered non-compensatory.  Had compensation expense for the Company’s employee stock-based compensation awards been determined based on the fair value at the grant date for awards through September 30, 2003 consistent with the provisions of SFAS No. 123, its after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Three Months Ended September 30,
	2003	2002
	(unaudited)

Net income (loss), as reported	$2,223	$(557)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,599)	(1,105)
Pro forma net income (loss)	$624	$(1,662)
Earnings (loss) per share:
Basic - as reported	$0.17	$(0.05)
Basic - pro forma	$0.05	$(0.15)
Diluted - as reported	$0.16	$(0.05)
Diluted - pro forma	$0.04	$(0.15)

Note 3 — Inventories

Inventories consist of the following (in thousands):

	September 30, 2003	June 30, 2003
	(unaudited)

Raw materials	$7,718	$8,029
Work-in-process	2,310	2,244
Finished goods	8,374	8,989

	$18,402	$19,262

Note 4 — Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method.  Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 88,750 and 3,383,666 at September 30, 2003 and 2002, respectively.

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2003	2002
	(unaudited)

Net income (loss)	$2,223	$(557)

BASIC EPS:
Weighted average number of common shares outstanding	12,972	11,024
Basic earnings (loss) per share	$0.17	$(0.05)

DILUTED EPS:
Weighted average number of common shares outstanding	12,972	11,024
Common stock equivalents from the issuance of options using the treasury stock method	1,206	—
	14,178	11,024
Diluted earnings (loss) per share	$0.16	$(0.05)

Note 5 – Comprehensive Income

Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to accumulated other comprehensive income within shareholders’ equity.

Comprehensive income for the three months ended September 30, 2003 and 2002 was as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
	(unaudited)

Net income (loss)	$2,223	$(557)
Foreign currency translation effect	4	8
Comprehensive income (loss)	$2,227	$(549)

Note 6 — Bank Borrowings and Debt Arrangements

At September 30, 2003, the Company had a credit facility consisting of a $4,655,000 five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10,000,000 two-year revolving line of credit for working capital purposes that expires on November 30, 2003.  Both the term note and the line of credit are collateralized by the Company’s assets.  Interest on the term note is set at variable rates equal to the bank’s prime rate (4.00% on September 30, 2003) in effect from time to time.  Interest on the line of credit is set at the bank’s prime rate in effect from time to time minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants.  The term note provided for a nine-month draw period through August 28, 2002, during which period only interest was paid.  Upon expiration of the draw period, all amounts outstanding under the note became payable in 60 equal payments of principal plus interest.  At September 30, 2003, $3,724,000, including $1,009,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit.

Note 7 – Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

In January 2003, Raytheon Company filed a lawsuit against the Company and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleges that the Company’s products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library.  In the complaint, Raytheon demands that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  In February 2003, Raytheon filed a First Amended Complaint stating its original claim with more particularity. The Company filed its answer to Raytheon’s First Amended Complaint in March 2003, denying all material allegations in the complaint and asserting counterclaims seeking to have Raytheon’s ‘791 patent declared invalid, unenforceable and not infringed by the Company.  In April 2003, Raytheon filed a Second Amended Complaint against the defendants containing the same substantive infringement allegations and also adding a ninth defendant.  In May 2003, the Company responded to Raytheon’s Second Amended Complaint with its Answer and Amended Counterclaims, again contesting infringement, invalidity and enforceability of the ‘791 patent.  The lawsuit is in its early stages and discovery is just commencing.  The District Court held a scheduling conference in this matter in May 2003 and has set a case schedule with trial currently set for June 2004.

The Company has not recorded any accrual for contingent liability associated with the legal proceedings described above based on the Company’s belief that a liability, while possible, is not probable.  Further, any possible range of loss cannot be estimated at this time.

Note 8 — Accrued Restructuring Charges

During the fourth quarter of fiscal year 2001, the Company recorded a pretax charge of approximately $2.5 million, including $2.2 million in inventory and fixed asset impairments and $363,000 of restructuring charges, related to the sale of its Travan-based WS30 and EDT40 tape drive designs and related assets and its exit from the entry-level tape drive business including the closure of its Longmont, Colorado facility.

During fiscal year 2002, the Company increased the restructuring accrual for facility rent by $228,000 to reflect an adjustment in the estimated liability related to the closure of the Longmont facility, based upon the increased amount of time the Company believed would be required to sublease the facility, given the weakening real estate market in Longmont, Colorado.

Subsequent to the termination of the Travan based development project in May 2002, the Company temporarily used the Longmont facility for certain engineering operations primarily related to its software products.  During the third quarter of fiscal year 2003, the Company completed its relocation of all operations from the Longmont facility to its San Diego headquarters.  After the relocation the Company re-evaluated its accrual related to the Longmont facility lease.  While the Company continues to pursue sub-lease opportunities, based upon the current commercial real estate market in Longmont, it determined that it is unlikely that it will be able to sub-lease the property and recorded an additional charge of $156,000 as an operating expense within research and development to accrue all of the remaining payments due under the lease.  The accrued facility costs are expected to be paid over the remaining life of the lease, which expires in November 2005.

The following table summarizes the activity and balances of the accrued restructuring charges through September 30, 2003 (in thousands):

	Employee Related	Lease and Facility	Total

Restructuring charge	159	204	$363
Cash payments	(31)	—	(31)
Accrued restructuring charges at June 30, 2001	128	204	332

Cash payments	(128)	—	(128)
Adjustments	—	228	228
Accrued restructuring charges at June 30, 2002	$—	$432	$432

Cash payments	—	(72)	(72)
Adjustments	—	156	156
Accrued restructuring charges at June 30, 2003	$—	$516	$516

Cash payments	—	(49)	(49)
Adjustments	—	—	—
Accrued restructuring charges at September 30, 2003	$—	$467	$467

Note 9 — Guarantees

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties for the three months ended September 30, 2003 were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2003	$2,129	$1,458

Settlements made during the period	(631)	(498)
Change in liability for warranties issued during the period	641	778
Change in liability for preexisting warranties	(44)	23
Liability at September 30, 2003	$2,095	$1,761

Under the Company’s sales agreements with certain customers, subject to certain exceptions and limitations, the Company has agreed to indemnify its customers for damages and costs, including attorneys fees, resulting from infringement by its products of third-party intellectual property rights.  In certain circumstances, the Company may have an obligation to defend its customer against claims of such infringement by third parties.  Subject to expiration or termination of third party intellectual property rights and to statutes of limitation that bar third party claims, the terms of the Company’s indemnifications are generally perpetual from the effective date of the agreement.  Based on historical experience, the Company does not believe any significant payments will result, accordingly, no amounts have been accrued for its indemnification.  However, there can be no assurances that the Company will not have any future financial exposure under these indemnifications.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion in this section contains certain statements of a forward-looking nature relating to future events or our future performance.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements.  Such statements are only predictions and actual events or results may differ materially.  In evaluating such statements, you should specifically consider various factors identified in this Report, including the matters set forth under the caption “Risk Factors,” which could cause actual results to vary from those indicated by such forward-looking statements.

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

In June 2003, we announced the acquisition of Okapi Software, Inc., a privately-owned company based in San Diego, California.  Through this acquisition, we entered the emerging market of intelligent, disk-based appliances based on iSCSI and Serial ATA disk technologies.  The Okapi backup accelerator product complements our existing family of tape automation products.  In August 2003, we announced the availability of three new Overland-branded disk-based products based on the Okapi Technology.

Formerly known as Overland Data, Inc., we changed our name on June 28, 2002 to Overland Storage, Inc. to reflect our expanded commitment to both hardware and software storage solutions.

Risk Factors

Our business is highly dependent on our level of sales to one major customer.

Hewlett Packard, including the former Compaq which HP acquired in May 2002, has been our largest customer accounting for approximately 58% of net revenue in fiscal year 2003, 62% of net revenues in fiscal year 2002 and 63% of net revenues in fiscal year 2001.  Sales to HP accounted for approximately 60% of our net revenues for the quarter ended September 30, 2003.  No other customer accounted for more than 10% of net revenues during the quarter ended September 30, 2003.

Our sales to HP may be affected adversely by various factors relating to HP’s business, liquidity, results of operation and financial position.  We expect that HP will continue to represent a significant portion of our revenues in future periods.  Consequently, our business, liquidity, results of operation and financial position would be materially and adversely affected by the loss of the HP account or the reduction, delay or cancellation of HP orders.  Neither HP nor any other customer is obligated to purchase a specific amount of our products or provide binding forecasts of purchases for any period.

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

In addition, from time to time in the past, we have not obtained as many drives as we have needed from various vendors due to drive shortages or quality issues.  Any prolonged inability to obtain adequate deliveries could require us to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers.  This type of delay or damage could have a material adverse effect on our business, liquidity, results of operation and financial position.  In the past, we have experienced problems with the supply of newly-introduced tape drives and these problems adversely affected our sales and earnings.  We cannot assure you that these or similar problems will not reoccur, or that we will not experience similar or more serious disruptions in supply in the future with current or new versions of tape drives.

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

Any of these events could have a material adverse effect on our business, liquidity, results of operation and financial position.  In addition, even if we do not experience an adverse outcome in the Raytheon litigation, or similar proceedings, the legal fees and other costs and expenses associated with litigation have been and may continue to be substantial and may adversely impact our business, liquidity, results of operation and financial position.

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

In June 2002, we announced the launch of our first software product, the Overland Storage Resource Manager and in August 2003 we began shipping our REO Series of disk-based products based on technology acquired from Okapi Software, Inc.  To date, our sales generated from these products have not been material.

The success of these new products is uncertain and subject to significant risks, any of which could have a material adverse effect on our business, liquidity, results of operation and financial position.  We must commit significant resources to these new products before determining whether they will result in any success.  In addition, our disk-based business is highly dependent upon the general industry acceptance and adoption of the new iSCSI standard.  If these new products are not adopted by customers or do not achieve anticipated sales levels, any related intangible assets we have recorded may be impaired.  Such impairment would result in a charge against earnings in the period for which impairment is determined to exist, and reduce our assets and shareholders’ equity

We have not been involved previously in the development, marketing and sale of software or disk-based products, and these areas are new to many of our personnel.  We will need to continuously update and periodically upgrade these products to stay competitive.  Any delay in the commercial release of new or enhanced software or disk-based products could result in a significant loss of potential revenues and may adversely impact the market price of our common stock.

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

At September 30, 2003, our credit facility consisted of a $4.7 million five-year term note for capital equipment purchases which matures on August 28, 2007 and a $10.0 million two-year revolving line of credit for working capital purposes which expires on November 30, 2003. At September 30, 2003, $3.7 million, including $1.0 million due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit.  Both the term note and the line of credit are collateralized by a general security interest in our assets.  If we were to default under our credit facility, then the lender would have the right to accelerate the indebtedness outstanding under our credit facility and foreclose on our assets in order to satisfy our indebtedness.  A foreclosure could have a material adverse effect on our business, liquidity, results of operation and financial position.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, income taxes, warranty obligations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue on direct product sales (excluding sales to commercial distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy.  Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection.  Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At September 30, 2003, $831,000 of product had been shipped to our commercial distributors, but not yet shipped to their ultimate customers. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, we record the sale.

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

Warranty Obligations

We generally provide a three year advance replacement return-to-factory warranty on our NEO Series,

PowerLoader, and LoaderXpress products.  We also provide on-site service for the first warranty year of the NEO Series products located in the United States and Canada, for which we contract with third-party service providers.  For most products, we offer a program called XchangeNOW as part of our return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request.  The customer ships the defective unit back to us using the shipping materials from the replacement unit.  Separately priced on-site warranties are offered for sale to customers of other product lines.

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

Results Of Operations

The following table sets forth items in our statement of operations as a percentage of net revenues for the periods presented.  The data has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended September 30,
	2003	2002
Net revenues	100.0%	100.0%
Cost of revenues	72.5	73.9
Gross profit	27.5	26.1

Operating expenses:
Sales and marketing	13.9	17.5
Research and development	3.2	4.9
General and administrative	4.5	6.2
Total operating expenses	21.6	28.6

Income (loss) from operations	5.9	(2.5)
Other income:
Interest income, net	0.1	0.2
Other expense, net	—	(0.1)

Income (loss) before income taxes	6.0	(2.4)
Provision (benefit) for income taxes	2.1	(0.8)

Net income (loss)	3.9%	(1.6)%

For the three months ended September 30, 2003 and 2002

Net Revenues. Net revenues of $56.6 million in the first quarter of fiscal year 2004 were $22.0 million or 63.8% above net revenues of $34.5 million in the first quarter of fiscal year 2003. Revenues from our OEM customers as a group during the first quarter of fiscal year 2003 increased by $17.6 million or 91.5% when compared to the first quarter of fiscal year 2003.  This revenue increase was driven largely by a depressed quarter in the prior year as a result of transitional issues within our largest OEM customer. In addition, this increase also reflects an entire quarter of IBM as a NEO OEM. Sales to HP accounted for 60.0% of net revenues in the first quarter of fiscal year 2004, compared to 53.7% in the first quarter of fiscal year 2003.

Net revenues from Overland branded products during the first quarter of fiscal year 2004 grew 28.9% over the first quarter of fiscal year 2003 from $14.6 million to $18.9 million.  This increase reflects our increased focus on the Overland branded channel over the past year including the addition of two private label customers in Asia and an increase in U.S. Government sector activity.

We also launched our new REO Series disk-based products, derived from the technology acquired in the acquisition of Okapi Software, Inc., during the first quarter of fiscal year 2004.  While the amount of revenue generated from REO sales was immaterial, unit shipments during the first quarter were encouraging.

VR2 revenues during the first quarter of fiscal year 2004 amounted to $613,000 and were comprised of royalties of $408,000 and chip sales of $205,000. VR2 revenues during the first quarter of fiscal year 2003 amounted to $655,000 and were comprised of royalties of $296,000, engineering service fees of $250,000 and chip sales of $109,000.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended September 30,
	2003	2002
Library products:
Neo series	64.9%	60.3%
Loaders	10.8	14.8
LibraryPro	1.3	8.2
	77.0	83.3
Other:
Spare parts, controllers, other	21.9	14.8
VR2 royalties and services	1.1	1.9
	100.0%	100.0%

Gross Profit.  Gross profit amounted to $15.6 million in the first quarter of fiscal year 2004, an increase of $6.6 million or 72.8% from $9.0 million in the first quarter of fiscal year 2003, resulting primarily from the increased sales volumes.  The gross margin percentage increased to 27.5% in the first quarter of fiscal year 2004 from 26.1% in the first quarter of fiscal year 2003.  The increase in gross margin as a percentage of revenue was due to a combination of increased revenue volumes spread across relatively fixed manufacturing overhead costs compared to the prior year when these fixed manufacturing cost were artificially high as a percentage of revenue due to the depressed revenue during the HP/Compaq merger transition; lower material costs achieved through cost reduction efforts as our NEO Series products mature; and lower shrinkage/scrap charges.  Partially offsetting these favorable effects on the gross margin percentage was an unfavorable channel mix of lower margin OEM revenues versus the higher margin Overland branded revenues and $449,000 of amortization expense related to the $9.0 million purchased intangible asset from the Okapi acquisition in June of 2003.  This amount is being amortized to cost of revenues over five years, the estimated useful life of the acquired products.

Sales and Marketing Expense. Sales and marketing expense amounted to $7.9 million, representing 13.9% of net revenues in the first quarter of fiscal year 2004, compared to $6.1 million or 17.5% of net revenues in the first quarter of fiscal year 2003.  Increased expenditures were due primarily to salary and related expenses associated with the expansion of our Overland branded sales force, incremental expenses associated with the acquisition of the Okapi sales and marketing function, acquired in June of 2003, and expenses associated with the launch of our new REO Series disk-based and NEO 8000 library products including our inaugural world-wide partner conference.

Research and Development Expense. Research and development expense of $1.8 million, representing 3.2% of net revenues in the first quarter of fiscal year 2004, were relatively flat in absolute dollars compared to $1.7 million or 4.9% of net revenues in the first quarter of fiscal year 2003.  Increases from the addition of the Okapi research and development team and expenses associated with the development of our recently announced high-end of the mid-range data library were nearly offset by the restructure of our advanced research group.  Most of the personnel from this group were reassigned elsewhere within the company.

General and Administrative Expense. General and administrative expense amounted to $2.6 million, representing 4.5% of net revenues in the first quarter of fiscal year 2004, compared to $2.2 million or 6.2% of net revenues in the first quarter of fiscal year 2003.  This increase was primarily due to legal fees related to Raytheon patent infringement lawsuit.  Also contributing to this increase were higher consulting and employee related costs.

Interest Income, net. During the first quarter of fiscal year 2004, we generated net interest income of $96,000 compared to $68,000 during the same period of the prior fiscal year.  This increase was due to higher average cash balances combined with lower average amounts of outstanding debt.

Income Taxes. Our effective tax rate in the first quarter of fiscal year 2004 was 35.0%, based on the estimated effective tax rate for the entire fiscal year 2004, compared to 34.5% in the first quarter of fiscal year 2003.  The effective tax rate for the entire fiscal year 2003 was 34.4%.

Liquidity and Capital Resources.  Our primary source of liquidity has historically been cash generated from operations.  In the fourth quarter of fiscal year 2003, we raised an aggregate of $20.6 million in net proceeds through the sale of our common stock in a private placement.  In addition, during fiscal year 2002, we supplemented cash generated from operations by borrowing on a term loan under our credit facility (described below) to fund tenant improvements and equipment purchases for our headquarters facility.  During the first quarter of fiscal year 2004, our cash and cash equivalents decreased by $1.4 million as operating cash outflows of $1.1 million and capital expenditures of $481,000 exceeded inflows from financing activities of $144,000. Operating cash outflows during the first quarter of fiscal year 2004 resulted primarily from an increase in accounts receivable and a pay-down of accounts payable, partially offset by net income for the quarter and reduced inventory levels. Capital expenditures during the first quarter of fiscal year 2004 were comprised primarily of computer and related equipment. Financing cash inflows during the first quarter of fiscal year 2003 were a result of stock option exercises and the sale of stock under the employee stock purchase plan partially offset by the pay-down of our long-term debt.

In fiscal year 2001, we entered into a lease for our headquarters in San Diego, California. The headquarters comprise two buildings, representing approximately 160,000 total square feet. The buildings were completed in March 2002 at which time we occupied the buildings and the lease commenced. The lease is for a period of 12 years and can be renewed for one additional five-year period.

At September 30, 2003, we had a credit facility consisting of a $4,655,000 five-year term note for capital equipment purchases that matures on August 28, 2007 and a $10,000,000 two-year revolving line of credit for working capital purposes that expires on November 30, 2003.  Both the term note and the line of credit are collateralized by a general security interest in our assets.  Interest on the term note is set at variable rates equal to the bank’s prime rate (4.00% on September 30, 2003) in effect from time to time.  Interest on the line of credit is set at the bank’s prime rate in effect from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants.  The term note provided for a nine-month draw period through August 28, 2002, during which period only interest was paid.  Upon expiration of the draw period, all amounts outstanding under the note became payable in 60 equal payments of principal plus interest.  At September 30, 2003, $3,724,000, including $1,009,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit.

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

At September 30, 2003, we had $53.6 million of cash and cash equivalents and an unused bank line of credit of $10.0 million, which matures in November 2003. We believe that these resources will be sufficient to fund our operations and to provide for our growth for the next twelve months and into the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations.  We have no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements.

The following schedule summarizes the our contractual obligations to make future payments as of September 30, 2003: (in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Operating Leases	$36,130	$3,275	$6,427	$6,373	$20,055
Debt	3,724	1,009	1,862	853	—

Total Contractual Cash Obligations	$39,854	$4,284	$8,289	$7,226	$20,055

Item 3.  —  Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk.  Our financial instruments with market risk exposure are cash equivalents, short-term investments, term note and, to the extent utilized, revolving line of credit.  At September 30, 2003 $3,724,000, including $1,009,000 due within one year, was outstanding under the term note and no amounts were outstanding under the line of credit.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  To achieve this objective, we currently maintain a portfolio of high-grade commercial paper and money market funds.

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

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies.  As exchange rates vary, these results when translated may vary from expectations and adversely affect overall results.  The effect of exchange rate fluctuations on foreign currency transactions during the first quarter of 2004 was not material.

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

(b)         No significant changes were made in our internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter.

PART II  —  OTHER INFORMATION

Item 1.  —  Legal Proceedings

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

Item 6.  —  Exhibits and Reports on Form 8-K

(a)          Exhibits

3.1		Overland’s Amended and Restated Bylaws.

10.1		Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between Overland and Hewlett-Packard Company. +

10.2	*	Amended and Restated 1996 Employee Stock Purchase Plan.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002, executed by Christopher Calisi, President and Chief Executive Officer, and Vernon A. LoForti, Vice President and Chief Financial Officer.

+	We have requested confidential treatment for certain portions of this Exhibit.

*	Management contract or compensation plan or arrangement.

(b)         Reports on Form 8-K.

On August 12, 2003, we furnished a current report on Form 8-K under Item 12 containing the August 12, 2003 press release related to our announcement of fourth quarter fiscal 2003 results.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: November 12, 2003	By:	/s/	Vernon A. LoForti
Vernon A. LoForti Vice President, Chief Financial Officer and Secretary