Form 10-Q
period 2003-12-31
OVERLAND STORAGE INC
filed 2004-02-10
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

As of February 2, 2004, there were 13,571,864 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended December 31, 2003

PART I  —  FINANCIAL INFORMATION

Item 1.  —  Financial Statements

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net revenues:
Product sales	$67,176	$47,795	$123,315	$81,789
Royalties & services	574	816	1,004	1,362

Total net revenues	67,750	48,611	124,319	83,151

Cost of revenues	50,078	35,448	91,070	60,976

Gross profit	17,672	13,163	33,249	22,175

Operating expenses:
Sales and marketing	7,542	6,707	15,393	12,759
Research and development	1,973	1,729	3,783	3,423
General and administrative	2,969	2,375	5,551	4,526

Total operating expenses	12,484	10,811	24,727	20,708

Income from operations	5,188	2,352	8,522	1,467

Other income (expense):
Interest income, net	113	26	209	94
Other income (expense), net	11	(51)	1	(85)

Income before income taxes	5,312	2,327	8,732	1,476
Provision for income taxes	1,859	803	3,056	509

Net income	$3,453	$1,524	$5,676	$967

Earnings per share:
Basic	$0.26	$0.14	$0.43	$0.09
Diluted	$0.24	$0.13	$0.40	$0.08

Number of shares used in computing earnings per share:
Basic	13,309	11,049	13,141	11,037
Diluted	14,465	11,940	14,356	11,884

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands)

	December 31, 2003	June 30, 2003
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$59,022	$55,020
Accounts receivable, less allowance for doubtful accounts of $272 and $413, respectively	38,773	31,850
Inventories	18,829	19,262
Deferred income taxes	4,351	4,351
Other current assets	3,478	2,461

Total current assets	124,453	112,944

Property and equipment, net	7,961	8,171
Intangible assets	8,084	8,983
Other assets	879	824

	$141,377	$130,922

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$17,113	$15,546
Accrued liabilities	5,392	4,526
Accrued payroll and employee compensation	3,764	3,194
Income taxes payable	2,703	2,292
Accrued warranty	2,587	2,129
Current portion of long-term debt	—	931

Total current liabilities	31,559	28,618

Long-term debt	—	3,026
Deferred tax liabilities	4,091	4,091
Other liabilities	2,469	1,923

Total liabilities	38,119	37,658

Shareholders’ equity:
Common stock, no par value, 25,000 shares authorized; 13,487 and 12,959 shares issued and outstanding, respectively	68,228	63,884
Accumulated other comprehensive loss	(218)	(192)
Retained earnings	35,248	29,572

Total shareholders’ equity	103,258	93,264

	$141,377	$130,922

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2003	2002
OPERATING ACTIVITIES:
Net income	$5,676	$967
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,075	1,173
Changes in operating assets and liabilities:
Accounts receivable	(6,923)	(8,156)
Inventories	433	(2,196)
Accounts payable and accrued liabilities	3,302	9,530
Accrued payroll and employee compensation	570	201
Other, net	(526)	(494)

Net cash provided by operating activities	4,607	1,025

INVESTING ACTIVITIES:
Capital expenditures	(966)	(677)

Net cash used in investing activities	(966)	(677)

FINANCING ACTIVITIES:
Payments on long-term debt	(3,957)	(233)
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	4,344	496

Net cash provided by financing activities	387	263

Effect of exchange rate changes on cash	(26)	25

Net increase in cash and cash equivalents	4,002	636
Cash and cash equivalents at the beginning of the period	55,020	26,884

Cash and cash equivalents at the end of the period	$59,022	$27,520

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying condensed consolidated financial statements of Overland Storage, Inc. and its subsidiaries (“Overland Storage” or the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Our second fiscal quarter ends on the Sunday closest to December 31.  For ease of presentation, our second fiscal quarter end is deemed to be December 31.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 on file with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2 – Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method.  In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date.  Similarly, the Company has not recognized compensation expense for purchase rights under its qualified Employee Stock Purchase Plan, or ESPP, as the Plan is considered non-compensatory.  Had compensation expense for the Company’s employee stock-based compensation awards been determined based on the fair value at the grant date for awards through December 31, 2003 consistent with the provisions of SFAS No. 123, its after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net income, as reported	$3,453	$1,524	$5,676	$967

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,319)	(1,056)	(2,769)	(2,005)
Pro forma net income (loss)	$2,134	$468	$2,907	$(1,038)

Earnings (loss) per share:
Basic - as reported	$0.26	$0.14	$0.43	$0.09
Basic - pro forma	$0.16	$0.04	$0.22	$(0.09)
Diluted - as reported	$0.24	$0.13	$0.40	$0.08
Diluted - pro forma	$0.15	$0.04	$0.20	$(0.09)

Note 3 — Inventories

Inventories consist of the following (in thousands):

	December 31, 2003	June 30, 2003
	(unaudited)

Raw materials	$7,612	$8,029
Work-in-process	2,339	2,244
Finished goods	8,878	8,989
	$18,829	$19,262

Note 4 — Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method.  Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 291,750 and 625,300 at December 31, 2003 and 2002, respectively.

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net income	$3,453	$1,524	$5,676	$967
BASIC EPS:
Weighted average number of common shares outstanding	13,309	11,049	13,141	11,037
Basic earnings per share	$0.26	$0.14	$0.43	$0.09
DILUTED EPS:
Weighted average number of common shares outstanding	13,309	11,049	13,141	11,037

Common stock equivalents from the issuance of options using the treasury stock method	1,156	891	1,215	847
	14,465	11,940	14,356	11,884
Diluted earnings per share	$0.24	$0.13	$0.40	$0.08

Note 5 – Comprehensive Income

Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to accumulated other comprehensive income within shareholders’ equity.

Comprehensive income for the three and six months ended December 31, 2003 and 2002 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net income	$3,453	$1,524	$5,676	$967
Foreign currency translation effect	(30)	17	(26)	25
Comprehensive income	$3,423	$1,541	$5,650	$992

Note 6 — Bank Borrowings and Debt Arrangements

At December 31, 2003, the Company had a credit facility consisting of a $10,000,000 revolving line of credit for working capital purposes that expires on November 30, 2004.  The line of credit is collateralized by the Company’s assets.  Interest on the line of credit is set at the bank’s prime rate (4.00% on December 31, 2003) in effect from time to time minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants.  At December 31, 2003, no amounts were outstanding under the line of credit.  During the three months ended December 31, 2003, the Company extinguished the outstanding term note balance of $3,724,000.

Note 7 – Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

In January 2003, Raytheon Company filed a lawsuit against the Company and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleges that the Company’s products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library.  In the complaint, Raytheon demands that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  In February 2003, Raytheon filed a First Amended Complaint stating its original claim with more particularity. The Company filed its answer to Raytheon’s First Amended Complaint in March 2003, denying all material allegations in the complaint and asserting counterclaims seeking to have Raytheon’s ‘791 patent declared invalid, unenforceable and not infringed by the Company.  In April 2003, Raytheon filed a Second Amended Complaint against the defendants containing the same substantive infringement allegations and also adding a ninth defendant.  In May 2003, the Company responded to Raytheon’s Second Amended Complaint with its Answer and Amended Counterclaims, again contesting infringement, invalidity and enforceability of the ‘791 patent.  The case is currently moving through the discovery process.  Raytheon was originally asserting sixteen claims of the ‘791 patent, but now has dropped all but four of the claims.  In January 2004, the Court held a hearing to construe the terms of the four remaining claims, and the parties are currently awaiting the Court’s claim construction ruling.  The case is presently set for trial in September 2004.

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

The following table summarizes the activity and balances of the accrued restructuring charges through December 31, 2003 (in thousands):

	Employee Related	Lease and Facility	Total

Restructuring charge	159	204	$363
Cash payments	(31)	—	(31)
Accrued restructuring charges at June 30, 2001	128	204	332
Cash payments	(128)	—	(128)
Adjustments	—	228	228
Accrued restructuring charges at June 30, 2002	$—	$432	$432
Cash payments	—	(72)	(72)
Adjustments	—	156	156
Accrued restructuring charges at June 30, 2003	$—	$516	$516
Cash payments	—	(98)	(98)
Adjustments	—	—	—
Accrued restructuring charges at December 31, 2003	$—	$418	$418

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties for the six months ended December 31, 2003 were as follows (in thousands):

	Product Warranty	Deferred Revenue

Balance at June 30, 2003	$2,129	$1,458

Settlements made during the period	(1,185)	(970)
Change in liability for warranties issued during the period	1,781	1,646
Change in liability for preexisting warranties	(138)	(131)
Balance at December 31, 2003	$2,587	$2,003

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

Note 10 – Intangible Assets

At December 31, 2003 the Company had intangible assets of $8,084,000 consisting solely of the technology purchased in the Okapi acquisition during fiscal year 2003.  During the three months ended December 31, 2003, $449,000 was amortized.  The Okapi technology is being amortized over five years.

Estimated amortization expense for this intangible asset will be approximately $1,800,000 for the fiscal year 2004 and each of the four fiscal years thereafter.

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

Overview

We design, develop, manufacture, market and support data storage management solutions used by businesses for backup, archival and data interchange functions in high-availability network computing environments.

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

We also license an internally developed and patented tape encoding technology under the name Variable Rate Randomizer or “VR(2)” that is used by tape drive manufacturers to increase the capacity and performance of their products.

Additionally, we license and sell a software product under the name “Overland Storage Resource Manager.”  To date, sales generated from the Overland Storage Resource Manager have not been material.

In June 2003, we acquired Okapi Software, Inc., a privately-owned company based in San Diego, California.  Through this acquisition, we entered the emerging market of intelligent, disk-based appliances based on iSCSI and Serial ATA disk technologies.  The Okapi backup accelerator product complements our existing family of tape automation products.  In August 2003, we announced the availability of three new Overland-branded disk-based products based on the Okapi technology.

Formerly known as Overland Data, Inc., we changed our name on June 28, 2002 to Overland Storage, Inc. to reflect our expanded commitment to both hardware and software storage solutions.

Risk Factors

Our business is highly dependent on our level of sales to one major customer.

Hewlett Packard, including the former Compaq which HP acquired in May 2002, has been our largest customer accounting for approximately 58% of net revenue in fiscal year 2003, 62% of net revenues in fiscal year 2002 and 63% of net revenues in fiscal year 2001.  Sales to HP accounted for approximately 60% of our net revenues for the quarter ended December 31, 2003.  No other customer accounted for more than 10% of net revenues during the quarter ended December 31, 2003.

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

As an advanced technology company, we are subject to numerous risks and uncertainties, generally characterized by rapid technological change and intense competition.  In this environment, our future success will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products.  Development schedules for high technology products are inherently subject to uncertainty.  We may not meet our product development schedules, including those for products based on our VR(2) technology or storage management software products, and development costs could exceed budgeted amounts.  In addition, there can be no assurance that our licensees, in the case of our VR(2) technology, or our licensors, in the case of our software products, will meet their product development schedules.  Our business, liquidity, results of operation and financial position may be materially and adversely affected if the products or product enhancements that we develop are delayed or not delivered due to developmental problems, quality issues or component shortage problems, or if our products or product enhancements do not achieve market acceptance or are unreliable.  The introduction, whether by us or our competitors, of new products embodying new technologies, such as new sequential or random access mass storage devices, and the emergence of new industry standards could render existing products obsolete or not marketable, which may have a material adverse effect on our business, liquidity, results of operation and financial position.

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

In January 2003, Raytheon Company filed a lawsuit against us and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleges that certain of our products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library.  In the complaint, Raytheon demands that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  We continue to sell the products alleged by Raytheon to be infringing.  An adverse outcome in the Raytheon litigation (or similar proceedings) could:

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

At December 31, 2003, our credit facility consisted of a $10.0 million revolving line of credit for working capital purposes which expires on November 30, 2004. At December 31, 2003, no amounts were outstanding under the line of credit which is collateralized by a general security interest in our assets.  If we were to borrow funds under the line of credit and subsequently default under the terms and conditions of the credit facility, the lender would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness.  Such a foreclosure could have a material adverse effect on our business, liquidity, results of operation and financial position.

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

Revenue Recognition

Revenue on direct product sales (excluding sales to commercial distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy.  Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection.  Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At December 31, 2003, $968,000 of product had been shipped to our commercial distributors, but not yet shipped to their ultimate customers. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, we record the sale.

We have entered into various licensing agreements relating to our VR(2) technology. These agreements typically call for royalty fees based on sales by licensees of products containing VR(2). Royalties on sales by licensees of products containing VR(2) are recorded when earned, generally in the period during which the licensee ships the products containing VR(2) technology. In certain instances, the customer has elected to purchase the ASIC chips from us embodying VR(2), which are priced to include the cost of the chip plus an embedded royalty fee. In these instances, revenues on ASIC chip sales are recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR(2) technology to the customer.

In some cases, these licensing agreements include initial payments to us for the delivery of the VR(2) technology platform, consulting services or both. We recognize revenues related to the transfer of the technology platform upon delivery and acceptance by the customer, which entitles us to the initial fee and eliminates any further obligations under the agreement.  We recognize revenue related to consulting services as earned, typically based on time committed to the project.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	73.9	72.9	73.3	73.3
Gross profit	26.1	27.1	26.7	26.7

Operating expenses:
Sales and marketing	11.1	13.8	12.4	15.3
Research and development	2.9	3.6	3.0	4.1
General and administrative	4.4	4.9	4.5	5.5
Total operating expenses	18.4	22.3	19.9	24.9

Income from operations	7.7	4.8	6.8	1.8
Other income:
Interest income, net	0.2	0.1	0.2	0.1
Other income (expense), net	—	(0.1)	—	(0.1)

Income before income taxes	7.9	4.8	7.0	1.8
Provision for income taxes	2.8	1.7	2.4	0.6

Net income	5.1%	3.1%	4.6%	1.2%

For the three months ended December 31, 2003 and 2002

Net Revenues. Net revenues of $67.8 million in the second quarter of fiscal year 2004 were $19.1 million or 39% above net revenues of $48.6 million in the second quarter of fiscal year 2003. Revenues from our OEM customers as a group during the second quarter of fiscal year 2004 increased by $13.9 million or 44% when compared to the second quarter of fiscal year 2003.  This revenue increase was driven largely by a depressed quarter in the prior year as a result of transitional issues within our largest OEM customer. In addition, the increase in OEM revenue also reflects the growth of IBM as a NEO customer, a relationship which began midway through the second quarter of fiscal year 2003. Sales to HP accounted for 60% of net revenues in the second quarter of fiscal year 2004, compared to 59% in the second quarter of fiscal year 2003.

Net revenues from Overland branded products during the second quarter of fiscal year 2004 grew 34% over the second quarter of fiscal year 2003 from $15.9 million to $21.3 million.  This increase reflects our increased focus on the Overland branded channel over the past year including the addition of two private label customers in Asia and an increase in U.S. Government sector activity.

We also launched our new REO Series disk-based products, derived from the technology acquired in the acquisition of Okapi Software, Inc., during the first quarter of fiscal year 2004.  While the amount of revenue generated from REO sales continues to be relatively insignificant, unit shipments during the second quarter continued to exceed our initial expectations.

VR(2) revenues during the second quarter of fiscal year 2004 amounted to $1.0 million and were comprised of royalties of $574,000 and chip sales of $454,000. VR(2) revenues during the second quarter of fiscal year 2003 amounted to $1.2 million and were comprised of royalties of $545,000, chip sales of $410,000 and engineering service fees of $250,000.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Library products:
Neo series	67.8%	65.5%	66.5%	63.4%
Loaders	9.6	14.1	10.1	15.7
LibraryPro	0.9	2.5	1.1	3.5
	78.3	82.1	77.7	82.6

Other:
Spare parts, controllers, other	20.2	15.4	21.0	15.1
VR(2) royalties and services	1.5	2.5	1.3	2.3
	100.0%	100.0%	100.0%	100.0%

Gross Profit.  Gross profit amounted to $17.7 million in the second quarter of fiscal year 2004, an increase of $4.5 million or 34% from $13.2 million in the second quarter of fiscal year 2003, resulting primarily from the increased sales volumes.  The gross margin percentage decreased to 26.1% in the second quarter of fiscal year 2004 from 27.1% in the second quarter of fiscal year 2003.  The decrease in gross margin percentage was due primarily to $449,000 of amortization expense related to the $9.0 million purchased intangible asset from the Okapi acquisition in June of 2003 and the unfavorable channel mix of lower margin OEM revenues versus the higher margin Overland branded revenues.  The asset acquired from Okapi is being amortized to cost of revenues over five years, the estimated useful life of the acquired products.

Sales and Marketing Expense. Sales and marketing expense amounted to $7.5 million, representing 11.1% of net revenues in the second quarter of fiscal year 2004, compared to $6.7 million or 13.8% of net revenues in the second quarter of fiscal year 2003.  Increased expenditures were due primarily to salary and related expenses associated with the expansion of our Overland branded sales and customer support, incremental expenses associated with the acquisition of the Okapi sales and marketing function, acquired in June of 2003, and expenses associated with the launch of our new REO Series disk-based and NEO 8000 library products.

Research and Development Expense. Research and development expense amounted to $2.0 million, representing 2.9% of net revenues in the second quarter of fiscal year 2004, compared to $1.7 million or 3.6% of net revenues in the second quarter of fiscal year 2003.  Increases from the addition of the Okapi research and development team and expenses associated with the development and beta phase of our high-end of the mid-range data library were partially offset by the restructure of our advanced research group.  Most of the personnel from this group were reassigned elsewhere within the company.

General and Administrative Expense. General and administrative expense amounted to $3.0 million, representing 4.4% of net revenues in the second quarter of fiscal year 2004, compared to $2.4 million or 4.9% of net revenues in the second quarter of fiscal year 2003.  This increase was due primarily to legal fees related to the Raytheon patent infringement lawsuit.  Also contributing to this increase were higher consulting fees associated to Sarbanes-Oxley compliance and employee related costs as a result of the reassignment of personnel from our advanced research group and the addition of information systems personnel.

Interest Income, net. During the second quarter of fiscal year 2004, we generated net interest income of $113,000 compared to $26,000 during the same period of the prior fiscal year.  This increase was due to higher average cash balances combined with lower average amounts of outstanding debt as a result of an early repayment of the entire balance of our term loan.

Income Taxes. Our effective tax rate in the second quarter of fiscal year 2004 was 35.0%, based on the estimated effective tax rate for the entire fiscal year 2004, compared to 34.5% in the second quarter of fiscal year 2003.  The effective tax rate for the entire fiscal year 2003 was 34.4%.

For the six months ended December 31, 2003 and 2002

Net Revenues. Net revenues of $124.3 million in the first six months of fiscal year 2004 were $41.1 million or 49% above net revenues of $83.2 million in the first six months of fiscal year 2003. Revenues from our OEM customers as a group during the first six months of fiscal year 2004 increased by $31.5 million or 62% when compared to the first six months of fiscal year 2003.  This revenue increase was driven largely by a depressed period in the prior year as a result of transitional issues within our largest OEM customer. In addition, this increase also reflects shipments of NEO Series products to IBM, a relationship which began midway through the second quarter of fiscal year 2003, for the full period in fiscal year 2004. Sales to HP accounted for 60.0% of net revenues in the first six months of fiscal year 2004, compared to 56.8% in the first six months of fiscal year 2003.

Net revenues from Overland branded products during the first six months of fiscal year 2004 grew 32% over the first six months of fiscal year 2003 from $30.5 million to $40.4 million.  This increase reflects our increased focus on the Overland branded channel over the past year including the addition of two private label customers in Asia and an increase in U.S. Government sector activity.

VR(2) revenues during the first six months of fiscal year 2004 amounted to $1.7 million and were comprised of royalties of $1.0 million and chip sales of $659,000. VR(2) revenues during the first six months of fiscal year 2003 amounted to $1.9 million and were comprised of royalties of $841,000, engineering service fees of $500,000 and chip sales of $518,000.

Gross Profit.  Gross profit amounted to $33.2 million in the first six months of fiscal year 2004, an increase of $11.0 million or 50% from $22.2 million in the first six months of fiscal year 2003, resulting primarily from the increased sales volumes.  The gross margin percentage remained flat at 26.7% in the first six months of fiscal year 2004 when compared to the same period of fiscal year 2003.  Within gross margin as a percentage of revenue, a favorable effect on gross margin was experienced due to a combination of increased revenue volumes spread across relatively fixed manufacturing overhead costs compared to the prior year, primarily during the first quarter of fiscal year 2003 when these fixed manufacturing costs were artificially high as a percentage of revenue due to the depressed revenue during the HP/Compaq merger transition; lower material costs achieved through cost reduction efforts as our NEO Series products mature; and lower shrinkage/scrap charges.  Offsetting these favorable effects on the gross margin percentage was an unfavorable channel mix of lower margin OEM revenues versus the higher margin Overland branded revenues and $899,000 of amortization expense related to the $9.0 million purchased intangible asset from the Okapi acquisition in June of 2003.

Sales and Marketing Expense. Sales and marketing expense amounted to $15.4 million, representing 12.4% of net revenues in the first six months of fiscal year 2004, compared to $12.8 million or 15.3% of net revenues in the first six months of fiscal year 2003.  Increased expenditures were due primarily to salary and related expenses associated with the expansion of our Overland branded sales force, incremental expenses associated with the acquisition of the Okapi sales and marketing function, acquired in June of 2003, and expenses associated with the launch of our new REO Series disk-based and NEO 8000 library products including our inaugural world-wide partner conference.

Research and Development Expense. Research and development expense amounted to $3.8 million, representing 3.0% of net revenues in the first six months of fiscal year 2004, compared to $3.4 million or 4.1% of net revenues in the first six months of fiscal year 2003.  Increases from the addition of the Okapi research and development team and expenses associated with the development and beta phase of our recently announced high-end of the mid-range data library were partially offset by the restructure of our advanced research group.  Most of the personnel from this group were reassigned elsewhere within the company.

General and Administrative Expense. General and administrative expense amounted to $5.6 million, representing 4.5% of net revenues in the first six months of fiscal year 2004, compared to $4.5 million or 5.5% of net revenues in the first six months of fiscal year 2003.  This increase was primarily due to legal fees related to the Raytheon patent infringement lawsuit.  Also contributing to this increase were higher consulting fees associated to Sarbanes-Oxley compliance and employee related costs as a result of the reassignment of personnel from our advanced research group and the addition of information systems personnel.

Interest Income, net. During the first six months of fiscal year 2004, we generated net interest income of $209,000 compared to $94,000 during the same period of the prior fiscal year.  This increase was due to higher average cash balances combined with lower average amounts of outstanding debt as a result of an early repayment of the entire balance of our term loan.

Income Taxes. Our effective tax rate in the first six months of fiscal year 2004 was 35.0%, based on the estimated effective tax rate for the entire fiscal year 2004, compared to 34.5% in the first six months of fiscal year 2003.  The effective tax rate for the entire fiscal year 2003 was 34.4%.

Liquidity and Capital Resources.  Our primary source of liquidity has historically been cash generated from operations.  In the fourth quarter of fiscal year 2003, we raised an aggregate of $20.6 million in net proceeds through the sale of our common stock in a private placement.  In addition, during fiscal year 2002, we supplemented cash generated from operations by borrowing on a term loan under our credit facility which was subsequently completely repaid in the second quarter of fiscal year 2004.  During the first six months of fiscal year 2004, our cash and cash equivalents increased by $4.0 million as operating cash inflows of $4.6 million and inflows from financing activities of $387,000 exceeded capital expenditures of $966,000. Operating cash inflows during the first six months of fiscal year 2004 resulted primarily from net income for the period, an increase in accounts payable, accrued compensation, and decreased inventory levels, partially offset by an increase in accounts receivable.  The increase in accounts receivable, accounts payable and the decreased inventory levels were driven largely by the increased sales volume during the period. Capital expenditures during the first six months of fiscal year 2004 were comprised primarily of computer and related equipment. Financing cash inflows during the first six months of fiscal year 2004 included a $4.3 million inflow related to stock option exercises and the sale of stock under the employee stock purchase plan.  This inflow was nearly offset by $3.9 million in principal payments to completely satisfy our long-term debt obligation.

In fiscal year 2001, we entered into a lease for our headquarters in San Diego, California. The headquarters comprise two buildings, representing approximately 160,000 total square feet. The buildings were completed in March 2002 at which time we occupied the buildings and the lease commenced. The lease is for a period of 12 years and can be renewed for one additional five-year period.

At December 31, 2003, we had a credit facility consisting of a $10.0 million revolving line of credit for working capital purposes that expires on November 30, 2004.  The line of credit is collateralized by a general security interest in our assets.  Interest on the line of credit is set at the bank’s prime rate (4.00% on December 31, 2003) in effect from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%.  At December 31, 2003, no amounts were outstanding under the line of credit.

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

At December 31, 2003, we had $59.0 million of cash and cash equivalents and the unused bank line of credit of $10.0 million. We believe that these resources will be sufficient to fund our operations and to provide for our growth for the next twelve months and into the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations.  We have no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements.

The following schedule summarizes our contractual obligations to make future payments as of December 31, 2003: (in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Operating Leases	$35,613	$3,305	$6,459	$6,511	$19,338
Total Contractual Cash Obligations	$35,613	$3,305	$6,459	$6,511	$19,338

Item 3.  —  Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk.  Our financial instruments with market risk exposure are cash equivalents, short-term investments and, to the extent utilized, revolving line of credit.  At December 31, 2003 no amounts were outstanding under the line of credit.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  To achieve this objective, we currently maintain a portfolio of high-grade commercial paper and money market funds.

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

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies.  As exchange rates vary, these results when translated may vary from expectations and adversely affect overall results.  The effect of exchange rate fluctuations on foreign currency transactions during the second quarter of 2004 was not material.

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

In January 2003, Raytheon Company filed a lawsuit against us and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleges that our products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library.  In the complaint, Raytheon demands that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  In February 2003, Raytheon filed a First Amended Complaint stating its original claim with more particularity. We filed an Answer and Counterclaims to Raytheon’s First Amended Complaint in March 2003, denying all material allegations in the complaint and asserting counterclaims seeking to have Raytheon’s ‘791 patent declared invalid, unenforceable and not infringed by us.  In April 2003, Raytheon filed a Second Amended Complaint against the defendants containing the same substantive infringement allegations and also adding a ninth defendant.  In May 2003, we responded to Raytheon’s Second Amended Complaint with an Answer and Amended Counterclaims, again contesting infringement, invalidity and enforceability of the ‘791 patent.  The case is currently moving through the discovery process.  Raytheon was originally asserting sixteen claims of the ‘791 patent, but now has dropped all but four of the claims.  In January 2004, the Court held a hearing to construe the terms of the four remaining claims, and the parties are currently awaiting the Court’s claim construction ruling.  The case is presently set for trial in September 2004.

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

Item 4.  —  Submission of Matters to a Vote of Security Holders

On November 17, 2003 the Company held its Annual Meeting of Shareholders in San Diego, California.  At the meeting, the shareholders approved management’s slate of directors and three additional proposals with the following vote distribution:

Item	Affirmative	Negative	Withheld	Non-vote

Election of Board Members
Christopher Calisi	11,188,652		50,819
Robert A. Degan	11,094,242		145,229
Scott McClendon	11,174,886		64,585
John Mutch	11,093,942		145,529
Peter Preuss	11,073,182		166,289
John A. Shane	11,077,753		161,718

Other Matters
Approve an amendment to the 1996 Employee Stock Purchase Plan to increase the number of shares available for issuance by 100,000	8,069,029	449,778	36,262	2,684,402

Approve the 2003 Equity Incentive Plan	6,952,932	1,563,819	38,318	2,684,402

Reappoint PricewaterhouseCoopers LLP as independent auditors for fiscal year 2004	10,967,881	260,385	11,205

Item 6.  —  Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Second Modification to Business Loan Agreement and Addendum A dated September 10, 2003 by and between Overland and Comerica Bank-California.

	10.2	Loan Revision/Extension Agreement dated September 10, 2003 by and between Overland and Comerica Bank-California.

	10.3	Second Amendment to VR(2) Technology License Agreement dated November 7, 2003 by and between Overland and Storage Technology Corp. +

	10.4*	Amended and Restated 1996 Employee Stock Purchase Plan (Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2003 is incorporated by reference herein).

	10.5*	2003 Equity Incentive Plan (Exhibit 99.2 to the Registration Statement on Form S-8 for Overland, filed with the SEC on December 17, 2003 is incorporated by reference herein).

	10.6*	Form of Stock Option Agreement for Options Granted to Senior Officers Under the 2003 Equity Incentive Plan.

	10.7*	Form of Stock Option Agreement for Options Granted to Outside Directors Under the 2003 Equity Incentive Plan.

	10.8*	Form of Standard Stock Option Agreement for Options Granted Under the 2003 Equity Incentive Plan.

	10.9	Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between Overland and Hewlett-Packard Company. +

	10.10	Base Agreement #4902RL1317 dated November 1, 2002 between Overland and International Business Machines Corporation. +

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

On October 22, 2003, we furnished a current report on Form 8-K under Item 12 containing the October 22, 2003 press release related to our announcement of first quarter fiscal 2004 results.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: February 10, 2003	By:	/s/	Vernon A. LoForti
Vernon A. LoForti
Vice President, Chief Financial Officer and Secretary