Form 10-Q
period 2004-03-31
OVERLAND STORAGE INC
filed 2004-05-12
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 6, 2004, there were 13,669,245 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.
FORM 10-Q
For the quarterly period ended March 31, 2004

PART I  —  FINANCIAL INFORMATION

Item 1.  —  Financial Statements

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net revenues:
Product sales	$58,422	$55,329	$181,737	$137,118
Royalties & services	367	871	1,371	2,233
Total net revenues	58,789	56,200	183,108	139,351

Cost of revenues	42,622	40,509	133,692	101,485
Gross profit	16,167	15,691	49,416	37,866

Operating expenses:
Sales and marketing	7,597	6,959	22,989	19,718
Research and development	1,659	2,216	5,442	5,639
General and administrative	2,808	2,680	8,359	7,206
Total operating expenses	12,064	11,855	36,790	32,563

Income from operations	4,103	3,836	12,626	5,303

Other income (expense):
Interest income, net	159	14	368	108
Other income (expense), net	63	(124)	64	(209)

Income before income taxes	4,325	3,726	13,058	5,202
Provision for income taxes	1,449	1,286	4,505	1,795

Net income	$2,876	$2,440	$8,553	$3,407

Earnings per share:
Basic	$0.21	$0.22	$0.64	$0.31
Diluted	$0.20	$0.20	$0.59	$0.28

Number of shares used in computing earnings per share:
Basic	13,587	11,162	13,288	11,079
Diluted	14,551	12,230	14,400	11,999

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	March 31, 2004	June 30, 2003
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$59,230	$55,020
Short-term investments	3,853	—
Accounts receivable, less allowance for doubtful accounts of $298 and $413, respectively	36,917	31,850
Inventories	19,936	19,262
Deferred income taxes	4,351	4,351
Other current assets	4,628	2,461
Total current assets	128,915	112,944

Property and equipment, net	8,109	8,171
Intangible assets	7,635	8,983
Other assets	1,121	824
	$145,780	$130,922

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$15,906	$15,546
Accrued liabilities	6,979	4,526
Accrued payroll and employee compensation	2,914	3,194
Income taxes payable	2,753	2,292
Accrued warranty	2,953	2,129
Current portion of long-term debt	—	931
Total current liabilities	31,505	28,618

Long-term debt	—	3,026
Deferred tax liabilities	3,554	4,091
Other liabilities	2,924	1,923
Total liabilities	37,983	37,658

Shareholders’ equity:
Common stock, no par value, 25,000 shares authorized; 13,662 and 12,959 shares issued and outstanding, respectively	69,895	63,884
Accumulated other comprehensive loss	(223)	(192)
Retained earnings	38,125	29,572
Total shareholders’ equity	107,797	93,264
	$145,780	$130,922

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$8,553	$3,407
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,096	1,761
Changes in operating assets and liabilities:
Accounts receivable	(5,067)	(8,775)
Inventories	(674)	(2,742)
Accounts payable and accrued liabilities	4,098	7,320
Accrued payroll and employee compensation	(280)	644
Other, net	(2,000)	66

Net cash provided by operating activities	7,726	1,681

INVESTING ACTIVITIES:
Capital expenditures	(1,687)	(1,104)
Purchase of short-term investments	(3,853)	—

Net cash used in investing activities	(5,540)	(1,104)

FINANCING ACTIVITIES:
Payments on long-term debt	(3,957)	(466)
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	6,012	1,706

Net cash provided by financing activities	2,055	1,240

Effect of exchange rate changes on cash	(31)	15

Net increase in cash and cash equivalents	4,210	1,832
Cash and cash equivalents at the beginning of the period	55,020	26,884

Cash and cash equivalents at the end of the period	$59,230	$28,716

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

Note 2 — Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method.  In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date.  Similarly, the Company has not recognized compensation expense for purchase rights under its qualified Employee Stock Purchase Plan, or ESPP, as the Plan is considered non-compensatory.  Had compensation expense for the Company’s employee stock-based compensation awards been determined based on the fair value at the grant date for awards through March 31, 2004 consistent with the provisions of SFAS No. 123, its after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except earnings per share):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income, as reported	$2,876	$2,440	$8,553	$3,407

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,254)	(1,203)	(3,981)	(3,361)
Pro forma net income	$1,622	$1,237	$4,572	$46

Earnings per share:
Basic - as reported	$0.21	$0.22	$0.64	$0.31
Basic - pro forma	$0.12	$0.11	$0.34	$—
Diluted - as reported	$0.20	$0.20	$0.59	$0.28
Diluted - pro forma	$0.11	$0.10	$0.32	$—

Note 3 — Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments (in thousands):

	March 31, 2004	June 30, 2003
	(unaudited)

Cash	$9,530	$10,195
United States government and agency securities	—	44,825
State and municipal securities	49,700	—
Total cash and cash equivalents	59,230	55,020

Asset-backed securities	3,825	—
Certificates of deposit	28	—
Total short-term investments	3,853	—

Total cash and cash equivalents and short-term assets	$63,083	$55,020

At March 31, 2004, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, are reported at fair value.  Net unrealized gains and losses on the Company’s marketable securities are not material as their cost approximates fair value.  Fair values of marketable securities are estimated based on quoted market prices for these securities.

During the three and nine months end March 31, 2004 and 2003, the Company had no proceeds from the sale of short-term investments and, therefore, has realized no gains or losses.

As of March 31, 2004, $2,562,000 of the Company’s short-term investments had underlying maturities of between one and two years.  The remaining short-term investments as of March 31, 2004 all had maturities of between three and twelve months.  As of June 30, 2003, the Company had no amounts held as short-term investments.

Note 4 — Inventories

Inventories consist of the following (in thousands):

	March 31, 2004	June 30, 2003
	(unaudited)

Raw materials	$9,353	$8,029
Work-in-process	2,554	2,244
Finished goods	8,029	8,989
	$19,936	$19,262

Note 5 — Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method.  Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 68,553 and 73,250 at March 31, 2004 and 2003, respectively.

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net income	$2,876	$2,440	$8,553	$3,407

BASIC EPS:
Weighted average number of common shares outstanding	13,587	11,162	13,288	11,079
Basic earnings per share	$0.21	$0.22	$0.64	$0.31

DILUTED EPS:
Weighted average number of common shares outstanding	13,587	11,162	13,288	11,079

Common stock equivalents from the issuance of options using the treasury stock method	964	1,068	1,112	920
	14,551	12,230	14,400	11,999
Diluted earnings per share	$0.20	$0.20	$0.59	$0.28

Note 6 — Comprehensive Income

Comprehensive income includes, in addition to net income, foreign currency translation effects which are charged or credited to accumulated other comprehensive income within shareholders’ equity.

Comprehensive income for the three and nine months ended March 31, 2004 and 2003 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net income	$2,876	$2,440	$8,553	$3,407
Foreign currency translation effect	(5)	(10)	(31)	15
Comprehensive income	$2,871	$2,430	$8,522	$3,422

Note 7 — Bank Borrowings and Debt Arrangements

At March 31, 2004, the Company had a credit facility consisting of a $10,000,000 revolving line of credit for working capital purposes that expires on November 30, 2004.  The line of credit is collateralized by substantially all of the Company’s assets.  Interest on the line of credit is set at the bank’s prime rate (4.00% on March 31, 2004) in effect from time to time minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants.  At March 31, 2004, no amounts were outstanding under the line of credit.  In December 2003, the Company extinguished the outstanding term note balance of $3,724,000.

Note 8 — Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

In January 2003, Raytheon Company filed a lawsuit against the Company and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleges that the Company’s products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library.  In the complaint, Raytheon demands that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  In February 2003, Raytheon filed a First Amended Complaint stating its original claim with more particularity. The Company filed an Answer and Counterclaims to Raytheon’s First Amended Complaint in March 2003, denying all material allegations in the complaint and asserting counterclaims seeking to have Raytheon’s ‘791 patent declared invalid, unenforceable and not infringed by the Company.  In April 2003, Raytheon filed a Second Amended Complaint against the defendants containing the same substantive infringement allegations and also adding a ninth defendant.  In May 2003, the Company responded to Raytheon’s Second Amended Complaint with an Answer and Amended Counterclaims, again contesting infringement, invalidity and enforceability of the ‘791 patent.  Effective April 23, 2004, the Company settled this lawsuit with Raytheon and both parties agreed to dismiss with prejudice their respective claims and counterclaims against each other.  Although the specific terms of the settlement with Raytheon are confidential, the Company is now fully licensed under the ‘791 patent and so its business and products have been unaffected by the lawsuit.

As of march 31, 2004, the Company had recorded an accrual for the settlement costs associated with the legal proceedings described above.

Note 9 — Accrued Restructuring Charges

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

The following table summarizes the activity and balances of the accrued restructuring charges through March 31, 2004 (in thousands):

	Employee Related	Lease and Facility	Total

Restructuring charge	159	204	$363
Cash payments	(31)	—	(31)

Accrued restructuring charges at June 30, 2001	128	204	332

Cash payments	(128)	—	(128)
Adjustments	—	228	228

Accrued restructuring charges at June 30, 2002	$—	$432	$432

Cash payments	—	(72)	(72)
Adjustments	—	156	156

Accrued restructuring charges at June 30, 2003	$—	$516	$516

Cash payments	—	(148)	(148)
Adjustments	—	—	—

Accrued restructuring charges at March 31, 2004	$—	$368	$368

Note 10 — Guarantees

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties for the nine months ended March 31, 2004 were as follows (in thousands):

	Product Warranty	Deferred Revenue

Balance at June 30, 2003	$2,129	$1,458

Settlements made during the period	(1,850)	(1,557)
Change in liability for warranties issued during the period	2,851	2,645
Change in liability for preexisting warranties	(177)	(88)

Balance at March 31, 2004	$2,953	$2,458

Under the Company’s sales agreements with certain customers, subject to certain exceptions and limitations, the Company has agreed to indemnify its customers for damages and costs, including attorneys fees, resulting from infringement by its products of third-party intellectual property rights.  In certain circumstances, the Company may have an obligation to defend the customer against claims of such infringement by third parties.  Subject to expiration or termination of third-party intellectual property rights and to statutes of limitation that bar third-party claims, the terms of the Company’s indemnifications are generally perpetual from the effective date of the agreement.  Based on historical experience, the Company does not believe any significant payments will result, and accordingly, no amounts have been accrued for its indemnification.  However, there can be no assurances that the Company will not have any future financial exposure under these indemnifications.

Note 11 — Intangible Assets

At March 31, 2004 the Company had intangible assets of $7,635,000 consisting solely of the technology purchased in the acquisition of Okapi Software, Inc. during fiscal year 2003.  During the three and nine months ended March 31, 2004, $449,000 and $1,347,000, respectively, was amortized.  The Okapi technology is being amortized over five years.

Estimated amortization expense for this intangible asset will be approximately $1,800,000 for fiscal year 2004 and each of four fiscal years thereafter.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We also license an internally developed and patented tape encoding technology under the name Variable Rate Randomizer or “VR2” that is used by tape drive manufacturers to increase the capacity and performance of their products.

In June 2003, we acquired Okapi Software, Inc., a privately-owned company based in San Diego, California.  Through this acquisition, we entered the emerging market of intelligent, disk-based appliances based on iSCSI and Serial ATA disk technologies.  In August 2003 we began shipping our REO2000 series of disk-based products based on technology acquired from Okapi.  In April 2004, we announced the availability of our next-generation REO4000 disk-based products.

In January 2004, we began shipping our newest and largest tape library, the NEO8000.  Designed for larger data centers and built on the award-winning NEO architecture, the NEO8000 offers performance, scalability, data availability and field-proven technology combining high-end functionality with mid-range affordability.

In March of 2004, we discontinued the sales of our Storage Resource Manager product line.  Sales to date from these products were not material.

Formerly known as Overland Data, Inc., we changed our name on June 28, 2002 to Overland Storage, Inc.

Risk Factors

Our business is highly dependent on our level of sales to one major customer.

Hewlett Packard, including the former Compaq which HP acquired in May 2002, has been our largest customer accounting for approximately 58% of net revenue in fiscal year 2003, 62% of net revenues in fiscal year 2002 and 63% of net revenues in fiscal year 2001.  Sales to HP accounted for approximately 60% of our net revenues for the quarter ended March 31, 2004.  No other customer accounted for more than 10% of net revenues during the quarter ended March 31, 2004.

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

The worldwide storage market is intensely competitive as a number of manufacturers of tape automation solutions and storage management software products compete for a limited number of customers.  In addition, barriers to entry are relatively low in these markets.  We currently participate in the mid-range of the tape backup market.  In this segment, some of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products.  Our hardware products currently compete with products made by Advanced Digital Information Corporation, Quantum Corporation and Storage Technology Corporation.  Our disk-based products currently compete with products made by International Business Machines Corporation, HP, Computer Associates International, Inc., EMC Corporation, Veritas Software Corporation, Quantum Corporation, Network Appliance, Inc. and numerous small startups.  The markets for our products are characterized by significant price competition, and we anticipate that our products will face increasing price pressure.  This pressure could result in significant price erosion, reduced profit margins and loss of market share, which could have a material adverse effect on our business, liquidity, results of operation and financial position.

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

As an advanced technology company, we are subject to numerous risks and uncertainties, generally characterized by rapid technological change and intense competition.  In this environment, our future success will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products.  Development schedules for high technology products are inherently subject to uncertainty.  We may not meet our product development schedules, including those for products based on our VR2 technology or storage management software products, and development costs could exceed budgeted amounts.  In addition, there can be no assurance that our licensees, in the case of our VR2 technology will meet their product development schedules.  Our business, liquidity, results of operation and financial position may be materially and adversely affected if the products or product enhancements that we develop are delayed or not delivered due to developmental problems, quality issues or component shortage problems, or if our products or product enhancements do not achieve market acceptance or are unreliable.  The introduction, whether by us or our competitors, of new products embodying new technologies, such as new sequential or random access mass storage devices, and the emergence of new industry standards could render existing products obsolete or not marketable, which may have a material adverse effect on our business, liquidity, results of operation and financial position.

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

From time to time we may be sued for infringing on the patent rights or misappropriating the proprietary rights of others.  Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations.  In addition, litigation is time consuming and could divert management attention and resources away from our business.  If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages.  Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs.  If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

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

Our new disk-based products involve many significant risks.

In August 2003 we began shipping our REO Series of disk-based products based on technology acquired from Okapi Software, Inc.   In April 2004, we announced the availability of our next-generation REO4000 product.  To date, our sales generated from these products have not been material.

The success of these new products is uncertain and subject to significant risks, any of which could have a material adverse effect on our business, liquidity, results of operation and financial position.  We must commit significant resources to these new products before determining whether they will result in any success.  In addition, these products are highly dependent upon the general industry acceptance and adoption of the new iSCSI standard.  If these new products are not adopted by customers or do not achieve anticipated sales levels, any related intangible assets we have recorded may be impaired.  Such impairment would result in a charge against earnings in the period for which impairment is determined to exist, and reduce our assets and shareholders’ equity

We have not been involved previously in the development, marketing and sale of disk-based products, and this area is new to many of our personnel.  We will need to continuously update and periodically upgrade these products to stay competitive.  Any delay in the commercial release of new or enhanced disk-based products could result in a significant loss of potential revenues and may adversely impact the market price of our common stock.

If our disk-based products do not achieve market acceptance or success, then the association of our brand name with these products may adversely affect our reputation and our sales of other products, as well as dilute the value of our brand name.

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

At March 31, 2004, our credit facility consisted of a $10.0 million revolving line of credit for working capital purposes which expires on November 30, 2004. At March 31, 2004, no amounts were outstanding under the line of credit which is collateralized by a general security interest in our assets.  If we were to borrow funds under the line of credit and subsequently default under the terms and conditions of the credit facility, the lender would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness.  Such a foreclosure could have a material adverse effect on our business, liquidity, results of operation and financial position.

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

Revenue Recognition

Revenue on direct product sales (excluding sales to commercial distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy.  Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection.  Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At March 31, 2004, $1,104,000 of product had been shipped to our commercial distributors, but not yet shipped to their ultimate customers. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, we record the sale.

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

Warranty Obligations

We generally provide a three year advance replacement return-to-factory warranty on our NEO Series, PowerLoader, and LoaderXpress products.  We also provide on-site service for the first warranty year of the NEO Series products located in the United States, Canada and Europe for which we contract with third-party service providers.  For most products, we offer a program called XchangeNOW as part of our return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request.  The customer ships the defective unit back to us using the shipping materials from the replacement unit.  Separately priced on-site warranties are offered for sale to customers of other product lines.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.5	72.1	73.0	72.8
Gross profit	27.5	27.9	27.0	27.2

Operating expenses:
Sales and marketing	12.9	12.4	12.5	14.2
Research and development	2.8	3.9	3.0	4.0
General and administrative	4.8	4.8	4.6	5.2
Total operating expenses	20.5	21.1	20.1	23.4

Income from operations	7.0	6.8	6.9	3.8
Other income:
Interest income, net	0.3	—	0.2	0.1
Other income (expense), net	0.1	(0.2)	—	(0.1)

Income before income taxes	7.4	6.6	7.1	3.8
Provision for income taxes	2.5	2.3	2.4	1.3

Net income	4.9%	4.3%	4.7%	2.5%

For the three months ended March 31, 2004 and 2003

Net Revenues. Net revenues of $58.8 million in the third quarter of fiscal year 2004 were $2.6 million or 5% above net revenues of $56.2 million in the third quarter of fiscal year 2003. Revenues from our OEM customers as a group during the third quarter of fiscal year 2004 decreased by $1.7 million or 4% when compared to the third quarter of fiscal year 2003.  The prior year period benefited from a backlog of orders form our largest OEM customer that had been delayed as a result of the then pending merger involving that customer. Sales to Hewlett Packard accounted for 59% of net revenues in the third quarter of fiscal year 2004, compared to 63% in the third quarter of fiscal year 2003.

Net revenues from Overland branded products during the third quarter of fiscal year 2004 grew 28% over the third quarter of fiscal year 2003 from $15.2 million to $19.5 million.  This increase reflects our increased focus on the Overland branded channel over the past year including the addition of two private label customers in Asia and an increase in U.S. Government sector activity.

During the first quarter of fiscal year 2004, we launched our new REO Series disk-based products, derived from the technology acquired in the acquisition of Okapi Software, Inc.  While the amount of revenue generated from REO sales continues to be relatively insignificant, unit shipments during the third quarter, although below our expectations, grew 32% from the second quarter of fiscal year 2004.

VR2 revenues during the third quarter of fiscal year 2004 amounted to $977,000 and were comprised of chip sales of $610,000 and royalties of $367,000. VR2 revenues during the third quarter of fiscal year 2003 amounted to $952,000 and were comprised of royalties of $596,000, engineering service fees of $275,000 and chip sales of $81,000.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Library products:
Neo series	63.0%	67.5%	65.6%	65.0%
Loaders	10.3	10.7	10.2	13.7
LibraryPro	0.3	1.5	0.8	2.7
	73.6	79.7	76.6	81.4

Other:
Spare parts, controllers, other	24.7	18.6	22.0	16.6
VR2 royalties and services	1.7	1.7	1.4	2.0
	100.0%	100.0%	100.0%	100.0%

Gross Profit.  Gross profit amounted to $16.2 million in the third quarter of fiscal year 2004, an increase of $476,000 or 3% from $15.7 million in the third quarter of fiscal year 2003, resulting primarily from the increased sales volumes.  The gross margin percentage decreased to 27.5% in the third quarter of fiscal year 2004 from 27.9% in the third quarter of fiscal year 2003.  The decrease in gross margin percentage was due primarily to $449,000 of amortization expense related to the Okapi acquisition in June of 2003 somewhat offset by the favorable channel mix of higher-margin Overland branded revenues versus lower-margin OEM revenues.

Sales and Marketing Expense. Sales and marketing expense amounted to $7.6 million, representing 12.9% of net revenues in the third quarter of fiscal year 2004, compared to $7.0 million or 12.4% of net revenues in the third quarter of fiscal year 2003.  Increased expenditures were due primarily to salary and related expenses associated with the expansion of our Overland branded sales effort, increased customer support and expenses associated with the launch of our new products.

Research and Development Expense. Research and development expense amounted to $1.7 million, representing 2.8% of net revenues in the third quarter of fiscal year 2004, compared to $2.2 million or 3.9% of net revenues in the third quarter of fiscal year 2003.  Included in the prior year amount was $156,000 of facilities costs associated with the closure of our Longmont, Colorado R&D facility along with the quarterly operating expenses related to the facility.  The decrease in R&D spending from the prior year quarter was due to the absence of the Longmont expenses combined with the restructure of our advanced research group during the fourth quarter of fiscal year 2003.  Most of the personnel from this group were reassigned elsewhere within our company.

General and Administrative Expense. General and administrative expense amounted to $2.8 million, representing 4.8% of net revenues in the third quarter of fiscal year 2004, compared to $2.7 million or 4.8% of net revenues in the third quarter of fiscal year 2003.  This increase was due primarily to legal fees and settlement costs related to the Raytheon patent infringement lawsuit.  Also contributing to this increase were higher consulting fees associated with Sarbanes-Oxley compliance.  These increases were partially offset by lower bonus expense in the fiscal 2004 quarter as compared to the fiscal 2003 quarter.

Interest Income, net. During the third quarter of fiscal year 2004, we generated net interest income of $159,000 compared to $14,000 during the same period of the prior fiscal year.  This increase was due to higher average cash balances combined with lower average amounts of outstanding debt as a result of an early repayment of the entire balance of our term loan.

Income Taxes. Our effective tax rate for fiscal year 2004 has been revised downward to 34.5% from 35.0%.  This decrease was a result of a higher than expected benefit from export sales and the investment of cash in tax exempt securities.  Based on this estimated effective tax rate for the entire fiscal year 2004, the tax rate for the third quarter of fiscal year 2004 was 33.5% compared to 34.5% in the third quarter of fiscal year 2003.  The effective tax rate for the entire fiscal year 2003 was 34.4%.

For the nine months ended March 31, 2004 and 2003

Net Revenues. Net revenues of $183.1 million in the first nine months of fiscal year 2004 were $43.8 million or 31% above net revenues of $139.4 million in the first nine months of fiscal year 2003. Revenues from our OEM customers as a group during the first nine months of fiscal year 2004 increased by $29.8 million or 33% when compared to the first nine months of fiscal year 2003.  This revenue increase was driven largely by a depressed period in the prior year as a result of transitional issues within our largest OEM customer. In addition, this increase also reflects shipments of NEO Series products to IBM, a relationship which began midway through the second quarter of fiscal year 2003, for the full period in fiscal year 2004. Sales to HP accounted for 60.0% of net revenues in the first nine months of fiscal year 2004, compared to 59.2% in the first nine months of fiscal year 2003.

Net revenues from Overland branded products during the first nine months of fiscal year 2004 grew 31% over the first nine months of fiscal year 2003 from $45.7 million to $59.9 million.  This increase reflects our increased focus on the Overland branded channel over the past year including the addition of two private label customers in Asia and an increase in U.S. Government sector activity.

VR2 revenues during the first nine months of fiscal year 2004 amounted to $2.6 million and were comprised of royalties of $1.4 million and chip sales of $1.2 million. VR2 revenues during the first nine months of fiscal year 2003 amounted to $2.8 million and were comprised of royalties of $1.4 million, engineering service fees of $775,000 and chip sales of $599,000.

Gross Profit.  Gross profit amounted to $49.4 million in the first nine months of fiscal year 2004, an increase of $11.6 million or 31% from $37.9 million in the first nine months of fiscal year 2003, resulting primarily from the increased sales volumes.  The gross margin percentage decreased to 27.0% in the first nine months of fiscal year 2004 when compared to 27.2% during the same period of fiscal year 2003.  Within gross margin as a percentage of revenue, a favorable effect on gross margin was experienced due to a combination of increased revenue volumes spread across relatively fixed manufacturing overhead costs compared to the prior year, primarily during the first quarter of fiscal year 2003 when these fixed manufacturing costs were artificially high as a percentage of revenue due to the depressed revenue during the HP/Compaq merger transition; lower material costs achieved through cost reduction efforts as our NEO Series products mature; and lower shrinkage/scrap charges.  More than offsetting these favorable effects on the gross margin percentage was $1.3 million of intangible amortization expense related to the Okapi acquisition in June of 2003 and an unfavorable channel mix of lower margin OEM revenues versus the higher margin Overland branded revenues.

Sales and Marketing Expense. Sales and marketing expense amounted to $23.0 million, representing 12.5% of net revenues in the first nine months of fiscal year 2004, compared to $19.7 million or 14.2% of net revenues in the first nine months of fiscal year 2003.  Increased expenditures were due primarily to salary and related expenses associated with the expansion of our Overland branded sales force, incremental expenses associated with the acquisition of the Okapi sales and marketing function, acquired in June of 2003, and expenses associated with the launch of our new REO Series disk-based and NEO 8000 library products including our inaugural world-wide partner conference.

Research and Development Expense. Research and development expense amounted to $5.4 million, representing 3.0% of net revenues in the first nine months of fiscal year 2004, compared to $5.6 million or 4.0% of net revenues in the first nine months of fiscal year 2003.  Included in the prior year amount was $156,000 of facilities costs associated with the closure of our Longmont, Colorado R&D facility along with the operating expenses related to the facility.  The decrease in R&D spending from the prior year was due to the absence of the Longmont expenses combined with the restructure of our advanced research group during the fourth quarter of fiscal year 2003.  Partially offsetting these reductions were increased expenses associated with the NEO8000 and REO based products.

General and Administrative Expense. General and administrative expense amounted to $8.4 million, representing 4.6% of net revenues in the first nine months of fiscal year 2004, compared to $7.2 million or 5.2% of net revenues in the first nine months of fiscal year 2003.  This increase was primarily due to legal fees and settlement costs related to the Raytheon patent infringement lawsuit.  Also contributing to this increase were higher consulting fees associated with Sarbanes-Oxley compliance and employee related costs as a result of the reassignment of personnel from our advanced research group and the addition of information systems personnel.

Interest Income, net. During the first nine months of fiscal year 2004, we generated net interest income of $368,000 compared to $108,000 during the same period of the prior fiscal year.  This increase was due to higher average cash balances combined with lower average amounts of outstanding debt as a result of the early repayment of the entire balance of our term loan.

Income Taxes. Our effective tax rate in the first nine months of fiscal year 2004 was 34.5%, a decrease from the rate used in the first six months of fiscal year 2004.   This decrease was a result of a higher than expected benefit from export sales and the investment of cash in tax exempt securities.  This lower rate is flat when compared to 34.5% in the first nine months of fiscal year 2003 and a slight increase from the effective tax rate for the entire fiscal year 2003 of 34.4%.

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

During the first nine months of fiscal year 2004, our cash and cash equivalents increased by $4.2 million as operating cash inflows of $7.7 million and inflows from financing activities of $2.0 million exceeded cash used in investing activities of $5.5 million. Operating cash inflows during the first nine months of fiscal year 2004 resulted primarily from net income for the period and an increase in accounts payable, partially offset by an increase in accounts receivable.  The increase in accounts receivable and accounts payable were driven largely by the increased sales volume during the period. We invested $3.9 million in marketable securities and $1.7 million in capital expenditures, primarily related to computer hardware and software, during the fiscal 2004 period.  Financing cash inflows during the first nine months of fiscal year 2004 included a $6.0 million inflow related to stock option exercises and the sale of stock under the employee stock purchase plan.  This inflow was partially offset by $4.0 million in principal payments to completely satisfy our long-term debt obligation.

At March 31, 2004, we had a credit facility consisting of a $10.0 million revolving line of credit for working capital purposes that expires on November 30, 2004.  The line of credit is collateralized by a general security interest in our assets.  Interest on the line of credit is set at the bank’s prime rate (4.00% on March 31, 2004) in effect from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%.  At March 31, 2004, no amounts were outstanding under the line of credit.

In addition, the credit facility requires us to comply with several financial and non-financial covenants. A violation of one or more of these covenants would constitute a default under the credit facility, which would enable the lender, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender’s obligation to extend credit under the credit facility.  The principal operating covenants require the bank’s consent for acquisitions of other companies for a purchase price greater than $1 million, for incurring any debt outside our ordinary course of business, for purchasing or leasing fixed assets in aggregate amount greater than $1 million per fiscal year, and for purchasing or leasing real or personal property in excess of $1 million in any 12 month period.  If the bank refuses to consent to a transaction we deem beneficial, we will have to choose between paying off any outstanding debt and terminating the credit line, which we may not be in a financial position to do, or foregoing the proposed opportunity.

At March 31, 2004, we had $59.2 million of cash and cash equivalents, $3.9 million of short-term investments and the unused bank line of credit of $10.0 million. We believe that these resources will be sufficient to fund our operations and to provide for our growth for the next twelve months and into the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations.  We have no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements.

The following schedule summarizes our contractual obligations to make future payments as of March 31, 2004: (in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Operating Leases	$34,880	$3,321	$6,455	$6,553	$18,551
Total Contractual Cash Obligations	$34,880	$3,321	$6,455	$6,553	$18,551

Item 3.  —  Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk.  Our financial instruments with market risk exposure are cash equivalents, short-term investments and, to the extent utilized, revolving line of credit.  At March 31, 2004 no amounts were outstanding under the line of credit.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  To achieve this objective, we currently maintain a portfolio of high-grade commercial paper, mortgage backed securities and money market funds.

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

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies.  As exchange rates vary, these results when translated may vary from expectations and adversely affect overall results.  The effect of exchange rate fluctuations on foreign currency transactions during the third quarter of 2004 was not material.

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

Limitations of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II  —  OTHER INFORMATION

Item 1.  —  Legal Proceedings

In January 2003, Raytheon Company filed a lawsuit against us and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleges that our products infringe United States Patent No. 5,412,791, entitled Mass Data Storage Library.  In the complaint, Raytheon demands that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  In February 2003, Raytheon filed a First Amended Complaint stating its original claim with more particularity. We filed an Answer and Counterclaims to Raytheon’s First Amended Complaint in March 2003, denying all material allegations in the complaint and asserting counterclaims seeking to have Raytheon’s ‘791 patent declared invalid, unenforceable and not infringed by us.  In April 2003, Raytheon filed a Second Amended Complaint against the defendants containing the same substantive infringement allegations and also adding a ninth defendant.  In May 2003, we responded to Raytheon’s Second Amended Complaint with an Answer and Amended Counterclaims, again contesting infringement, invalidity and enforceability of the ‘791 patent.  Effective April 23, 2004, we settled this lawsuit with Raytheon and both parties agreed to dismiss with prejudice their respective claims and counterclaims against each other.  Although the specific terms of the settlement with Raytheon are confidential, we are now fully licensed under the ‘791 patent and so our business and products have been unaffected by the lawsuit.

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

(b)	Reports on Form 8-K.

On January 6, 2004, we furnished a current report on Form 8-K containing disclosure under Item 12.

On January 22, 2004, we furnished a current report on Form 8-K containing disclosure under Item 12.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: May 11, 2004	By:	/s/	Vernon A. LoForti
Vernon A. LoForti
Vice President,
Chief Financial Officer and Secretary