Form 10-K
period 2004-06-30
OVERLAND STORAGE INC
filed 2004-09-10
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 1, 2004 was $73,830,000 based on the closing price reported on such date by The NASDAQ Stock Market.  Shares of Common Stock held by officers and directors and by persons who hold 5% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

As of September 1, 2004, the number of outstanding shares of the registrant’s Common Stock was 13,766,843.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with registrant’s Annual Meeting of Shareholders to be held on November 15, 2004 (the “Proxy Statement”) are incorporated herein by reference into Part III of this Report.

PART I

This Report contains certain statements of a forward-looking nature relating to future events or the future performance of our company.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements.  Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, prospective investors should specifically consider various factors identified in this Report, including the matters set forth below under the caption “Risk Factors,” which could cause actual results to differ materially from those indicated by such forward-looking statements.

ITEM 1.  Business

General

Overland was originally founded and incorporated as Overland Data, Inc. in California in 1980.  In June 2002 we changed our name to Overland Storage, Inc.  Our principal executive offices are located at 4820 Overland Avenue, San Diego, California 92123, telephone 858-571-5555.

For over 20 years, we have delivered data interchange and protection solutions designed for backup and recovery to ensure business continuity.  Historically, we have focused on delivering a portfolio of automation solutions including tape loader and library systems designed for small business and midrange computing environments.  Beginning with the June 2003 acquisition of Okapi Software, Inc., a privately-owned company based in San Diego, California, we expanded our product offerings to include a family of intelligent disk-based appliances to complement our tape solutions.

One of the main market differentiators of our products is that we design them around a modular, scalable architecture.  This enables customers to purchase storage as they need it, rather than having to purchase a larger monolithic device with excess capacity.  Customers can purchase an initial module to meet their near-term needs, and later increase speed and capacity by adding modules that can be interconnected to function as a single system.  This provides a lower price entry point, investment protection, and an increased level of fault tolerance, as each module is self-sufficient and will continue to function even if another were to fail.

We also differentiate ourselves with our “go-to-market” approach.  We are the only supplier in our market space that has a completely indirect sales model.  We do not have a direct sales force.  Approximately 65% of our sales are generated through private label arrangements with original equipment manufacturers (OEMs).  The remainder of our sales are made through commercial distributors, catalogers and value-added resellers (VARs).

End-users of our products include small and midsize businesses, as well as divisions and operating units of large multi-national corporations, governmental organizations, universities and other non-profit institutions.  Our products are used in a broad range of industry sectors including financial services, healthcare, retail, manufacturing, telecommunications, broadcasting, research and development and many others.  Our products are sold world-wide in the Americas, EMEA (Europe, Middle East, Africa) and Asia Pacific.  Approximately 49% of our revenues are generated internationally, primarily in Europe.

Our Internet address is www.overlandstorage.com.  We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  The contents of our website are not a part of this Report.

Our Direction and Strategy

Our strategy is to be the market leader in mid-range data protection solutions for backup and recovery.  We intend to leverage our current position as the leader in mid-range tape automation into a similar leadership position in intelligent disk-based backup and recovery appliances.  This is a relatively new market space that we believe has great promise and can significantly expand our total addressable market.  Because tape is the only reliable, “removable”, high capacity storage media, it is our belief that specialized disk-based appliances should generally be complementary to the tape automation market for some time.

The advent of low-cost serial ATA disk and iSCSI network technology, greatly increased regulatory compliance, and the continued growth of digital data are all factors that are driving businesses to consider the use of secondary storage and disk-based appliances.  Tape backup is the mainstay of any company’s data protection strategy, but it is time consuming and often unreliable and inefficient.  Furthermore, the process of recovering data from tape is equally time consuming and inefficient.

Companies are realizing that 75% of data that needs to be recovered is new, having been accessed or created within the last 72 hours.  Studies show that approximately 90% of recovered data is two weeks old, or last accessed within that period.  As a result, many IT managers are electing to use disk-based appliances as an intermediate staging area, with the backup data eventually moving to tape.  The use of these devices can significantly accelerate both backups and restores.

Success in the disk-based appliance market will require us to introduce a steady stream of new products that are feature-rich and competitively priced.  In order to accomplish this, we must significantly enhance our software development team and commit additional sales and marketing resources to promote and sell the products.

We must also maintain our leadership position in tape automation.  This will require us to keep our product offerings fresh and competitively priced.  We believe there will be further consolidation in the marketplace, and we are aggressively pursuing a number of new OEM opportunities to increase business with existing customers and gain new ones.

Products

Our automation solution and other products include:

•                  Libraries - Automated tape libraries are devices capable of managing multiple data cartridges and incorporate two or more tape drives to provide unattended backup of large quantities of data.  Our Libraries incorporate tape drives supplied by other manufacturers based on the leading mid-range tape technologies, including LTO (Linear Tape Open), DLTtape and AIT (Advanced Intelligent Tape).  We currently offer the following library products:

•                  Scalable NEO SERIES® – We offer 3 versions of our NEO product family:

•                  NEO 2000 can accommodate up to 2 tape drives and 30 cartridges and can scale up to 8 modules high with 16 tape drives and 240 cartridges.

•                  NEO 4000 can accommodate up to 4 tape drives and 60 cartridges and can scale up to 4 modules high to comprise a system of 16 tape drives and 240 cartridges.  Customers can configure NEO systems with a combination of NEO 2000 and 4000 modules.

•                  NEO 8000, introduced in December 2003, is our newest tape library.   It consists of a base model with 100-cartridge capacity which can be scaled up to 500 cartridges through a field-enabled software key.

•                  PowerLoaders® and Loaders – Made for smaller environments that do not require scalability, we offer both power loaders with one or two tape drives, and loaders with only a single tape drive.

•                  Disk-based Products – In August 2003 we began shipping our REO SERIESTM of disk-based products based on the technology we received in the Okapi Software acquisition.  The REO product family currently consists of two products: (1) the REO 4000TM with 8 disk drives and a native capacity of 2 terabytes; and (2) the REO 1000TM with 4 disk drives and a native capacity of 1 terabyte.  A larger and higher capacity version of REO is scheduled for introduction in September 2004.  The strength of these intelligent appliances lies in the embedded software.

•                  Related Products and Services– We have a variety of products and services supporting our Libraries, PowerLoaders and Loaders.  We currently offer the following additional products and services:

•                  Desktop and internal upgrade tape drives.

•                  Spares and post warranty return-to-factory and on-site service.

•                  Media, including tape cartridges for DLT, SDLT, AIT and LTO formats.

•                  VR2® (Variable Rate Randomizer) – VR2 is our patented data encoding technology.  This technology, which is embedded in an Applications Specific Integrated Circuit (ASIC) chip, is capable of significantly increasing the native capacity and data transfer rate performance of linear tape technologies without requiring any changes in tape path design, recording heads and/or media.  This performance is accomplished by achieving encoding efficiency of greater than 99%.  We have licensed VR2 to Tandberg Data ASA for use in its Scalable Linear Recording (SLR) tape drives, to Imation Corporation as the owner of the Travan technology format, to Certance, formerly Seagate, for use in its Travan tape drive offerings, to Storage Technology Corporation (StorageTek) for use in its T9940 and T9840 drives and future tape drive products, and to Quantum.

Customers

Our operating structure is optimized for our mid-range strategy in that our products do not require us to have a “direct” (to end-users) sales or service force.  We sell all our products on an indirect basis, primarily through three channels or types of customers: (i) OEMs; (ii) distributors; and (iii) VARs.  Regardless of the channel through which they are sold, all of our products are designed and manufactured to meet OEM-level requirements and reliability standards.

•                  OEM Channel - Our current significant OEM supply agreements are with Hewlett Packard Company (HP) and International Business Machine Corporation (IBM), both of which incorporate our NEO products into their system offerings.  Fujitsu and NEC also purchase NEO products and sell them under their respective labels.  However, we are required to sell to them through their appointed reseller, and consequently we classify them as VAR customers rather than OEM customers.

Although we continually strive to win new OEM business, the OEM sales cycle is often lengthy and uncertain.  It typically consists of a general technology evaluation, qualification of product specifications, verification of product performance against these specifications, integration testing of the product within the customers’ systems, product announcement and volume shipment.  As is customary in the industry, our OEM contracts have a three year term, provide for periodic price reviews and the customers are not required to purchase minimum quantities.  Our existing contracts with HP (dated August 2003) and IBM (dated November 2002) also provide that title to inventory shipped from our warehouse into various inventory hub locations remains with us until the products are shipped to their customers.  HP, including the former Compaq that HP acquired in May 2002, has been our largest customer, accounting for approximately 59%, 58%, and 62% of sales in fiscal years 2004, 2003, and 2002, respectively.  No other customer accounted for more than 10% of sales in any year during the three-year period.

•                  Distribution Channel - Our primary distribution customers include Ingram Micro, Inc., Tech Data Corporation and Bell Microproducts, Inc. in the United States and approximately 8 technical distributors in Europe.  Typically, these distributors sell our products to smaller VARs and catalogers who in turn sell to end-users.  The distribution agreements include provisions for rights of return, stock rotation and price protection, common terms in the commercial distribution area.  Because of these terms, revenue from shipments to these customers is not recognized until the related products are in turn sold by the distributor.  We support these distributors through a dedicated field sales force and provide further support through field sales personnel who work with the smaller VARs and catalogers to generate end-user sales and create the pull through its distribution customers.

•                  VAR Channel - Our VAR channel includes systems integrators and larger VARs who qualify to purchase direct from Overland.  Some of these customers specialize in the insurance, banking, financial, geophysical or medical industries, and offer a variety of value-added services relating to our products.  Our products frequently are packaged by these customers as part of a complete data processing system or combined with other storage devices, such as redundant array of independent disks (RAID) systems, to deliver a complete storage subsystem.  These customers also recommend our products as replacement solutions when backup systems are upgraded, and bundle our products with storage management software specific to the end-user’s system.  We support this channel through our field sales representatives.

Our products are sold both domestically and internationally and we have sales personnel located in various cities throughout the world.  We divide our sales into three geographical regions: (1) the Americas, consisting of North and South America; (2) Europe, Middle East and Africa (EMEA); and (3) Asia Pacific (APAC).  Primary support for customers in the Americas is provided from our San Diego headquarters office.  EMEA is supported by our wholly-owned subsidiaries located in Wokingham, England; Paris, France; and Munich, Germany.  The subsidiary in England provides sales, technical support and repair services, while the subsidiaries in France and Germany provide sales and technical support.  Our APAC customers are supported by our sales office in Singapore.  We assign to our international distributors the right to sell our products in a country or group of countries.  In addition, many domestic customers ship a portion of our products to their overseas customers.  Our foreign sales for fiscal years 2004, 2003 and 2002 were approximately $116.5 million, $85.1 million and $77.1 million, respectively, representing 49%, 43% and 47%, respectively, of our total net revenues.

Our marketing efforts include support for both our OEM and branded customers.  Our branded channel partners are provided with a full range of marketing materials, including product specification literature, software connectivity information and application notes.  Our sales management and engineering personnel provide support to the channel partners and, in certain instances, visit potential customer sites to explain and demonstrate the technical advantages of our products.  We maintain press relations both domestically and in Europe, and participate in national and regional trade shows in varying degrees both domestically and internationally.

Sales to customers outside of the U.S. represent a significant portion of our sales.  International sales are subject to various risks and uncertainties.  See “Our international operations are important to our business and involve unique risks” in Risk Factors below.  Sales generated by our European channel generally show seasonal slowing during our first fiscal quarter (July through September), reflecting the summer holiday period in Europe.

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

We generally provide a three year advance replacement return-to-factory warranty on our NEO SERIES, PowerLoader® and LoaderXpress® products.  We also provide on-site service for the first warranty year of the NEO SERIES products for which we contract with third-party service providers.  For most products, we offer a program called XchangeNOW® as part of our return-to-factory warranty that enables customers to receive an advance replacement unit shipped within two business days after placing a service request.  Separately priced on-site warranties are offered for sale to customers of other product lines.

Research and Development

We incurred research and development (R&D) costs of $7.3 million, $7.4 million and $6.6 million in fiscal years 2004, 2003 and 2002, respectively, representing 3.0%, 3.8% and 4.0% of net revenues, respectively.  We currently employ 43 people in our R&D department, including electrical, mechanical and firmware engineers who support our tape automation business and software engineers who support our REO disk-based appliance products.  In fiscal year 2005 we intend to significantly expand our REO software development team as we work to deliver a steady stream of new products.

Our level of R&D spending is somewhat dependent upon our product development cycles.  During the later stages of the cycles, including the building of alpha and beta units and design verification testing, significant amounts of development materials are consumed.  OEM customers also generally require evaluation units to qualify a new design.  We anticipate that our move into disk-based appliances will require a higher level of R&D spending in order for us to be competitive and successful in this new market.  Despite our R&D efforts, we may not be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis and any new products may not gain market acceptance.

Manufacturing and Suppliers

We maintain a fully integrated factory in San Diego, California that is ISO 9001 certified.  Major OEM customers have also certified all of our production lines and manufacturing processes.  We perform product assembly, integration and testing, while leaving component and piece-part manufacturing to our supplier partners.  Our products have a large number of components and subassemblies produced by outside suppliers.  We depend greatly on these suppliers for tape drives, printed circuit boards and integrated circuits, which are essential to the manufacture of our products.  We work closely with a group of regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet our specifications, as well as meet present and future volume requirements.  For certain items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price.  From time to time in the past, we have not obtained as many drives as we have needed from various vendors due to drive shortages or quality issues.

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

We occupied our new headquarters and manufacturing buildings in March 2002.  The buildings are subject to a 12-year lease with one five-year extension option. We believe that we have the capacity to support unit production levels several times greater than our current rate of production.  We maintain approximately 30% of our direct labor in the form of temporary staffing to accommodate normal business fluctuations and control our staffing levels carefully to meet customer requirements at any specific time.

Competition

The worldwide storage market is intensely competitive and barriers to entry are relatively low.  Our competitors vary in size for small start-ups to large multi-national corporations who have substantially greater financial, R&D and marketing resources.  In the tape automation market, our primary competition includes Advanced Digital Information Corporation, Quantum Corporation and Storage Technology Corporation.  Key competitive factors include product features, reliability, durability, scalability and price.

Our disk-based products currently compete with products made by Quantum Corporation, Advanced Digital Information Corporation, Storage Technology Corporation, EMC Corporation, Network Appliance, Inc. and numerous small startups.  We believe additional competitors are likely to enter the market.   Key competitive factors in these markets include performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements and total value of ownership.

The markets for all of our products are characterized by significant price competition, and we anticipate that our products will face increasing price pressure.

Proprietary Rights

General  – In the tape automation space, we believe that patent, copyright, trademark and trade secret protection are less significant than factors such as the knowledge, ability and experience of our personnel, new product introductions and product enhancements.  In the disk-based appliance space, we believe intellectual property protection will be an important competitive advantage, and we intend to secure a significant number of patents, copyrights and trademarks as quickly as possible to obtain and protect our leadership position.   We presently hold 16 United States patents and have 2 United States patents pending. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies.  These rights, however, may not prevent competitors from developing substantially equivalent or superior products to ours.  In addition, our present and future patents may be challenged, invalidated or circumvented, reducing or eliminating our proprietary protection.

VR2 Technology – We have entered into various intellectual property licensing agreements relating to our VR2 technology.  These agreements require the payment of royalty fees based on sales by licensees of products containing VR2.  In certain instances, we sell to the licensee ASIC chips embodying VR2 priced to include the cost of the chip plus an embedded royalty fee.

Employees

As of June 30, 2004 we had 371 employees, including 112 in sales and marketing, 43 in research and development, 168 in manufacturing and operations and 48 in finance, information systems, human resources and other management.  There are no collective bargaining contracts covering any of the employees and we believe that our relationship with our employees is good.

RISK FACTORS

An investment in our company involves a high degree of risk.  In addition to the other information included in this Report, you should carefully consider the following risk factors in evaluating an investment in our company.  You should consider these matters in conjunction with the other information included or incorporated by reference in this Report.

Our business is highly dependent on our level of sales to one major customer.

Hewlett Packard, including the former Compaq which HP acquired in May 2002, has been our largest customer accounting for approximately 59% of net revenues in fiscal year 2004, 58% of net revenues in fiscal year 2003 and 62% of net revenues in fiscal year 2002.  No other customer accounted for more than 10% of net revenues during the year ended June 30, 2004.

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

The market price of our common stock may be volatile.

The market price of our common stock has experienced significant fluctuations since it commenced trading in February 1997.  The market price of our common stock may continue to fluctuate significantly in the future.  Many factors could cause the market price of our common stock to fluctuate, including:

•                  announcements concerning us, our competitors, our customers or our industry;

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

•                  currency exchange fluctuations;

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

The worldwide storage market is intensely competitive as a number of manufacturers of tape automation solutions and storage management software products compete for a limited number of customers.  In addition, barriers to entry are relatively low in these markets.  We currently participate in the mid-range of the tape backup market.  In this segment, some of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products.  Our hardware products currently compete with products made by Advanced Digital Information Corporation, Quantum Corporation and Storage Technology Corporation.  Our disk-based products currently compete with products made by International Business Machines Corporation, HP, Computer Associates International, Inc., EMC Corporation, Veritas Software Corporation, Quantum Corporation, Network Appliance, Inc. and numerous small startups.  The markets for our products are characterized by significant price competition, and we anticipate that our products will face increasing price pressure.  This pressure could result in significant price erosion, reduced profit margins and loss of market share, any of which could have a material adverse effect on our business, liquidity, results of operation and financial position.

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

In addition, from time to time in the past, we have not obtained as many drives as we have needed from various vendors due to drive shortages or quality issues.  Any prolonged inability to obtain adequate deliveries could require us to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers.  This type of delay or damage could have a material adverse effect on our business, liquidity, results of operation and financial position.  In fiscal year 1997, we experienced problems with the supply of a newly-introduced tape drive and these problems materially adversely affected our sales and earnings for that year.  We cannot assure you that these or similar problems will not reoccur, or that we will not experience similar or more serious disruptions in supply in the future with current or new versions of tape drives.

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

As an advanced technology company, we are subject to numerous risks and uncertainties, generally characterized by rapid technological change and intense competition.  In this environment, our future success will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis and to introduce, manufacture and achieve market acceptance of these new and enhanced products.  Development schedules for high technology products are inherently subject to uncertainty.  We may not meet our product development schedules, including those for products based on our disk-based technology, and development costs could exceed budgeted amounts.  In addition, there can be no assurance that the licensees of our VR2 technology will meet their product development schedules.  Our business, liquidity, results of operation and financial position may be materially and adversely affected if the products or product enhancements that we develop are delayed or not delivered due to developmental problems, quality issues or component shortage problems, or if our products or product enhancements do not achieve market acceptance or are unreliable.  The introduction, whether by us or our competitors, of new products embodying new technologies, such as new sequential or random access mass storage devices, and the emergence of new industry standards could render existing products obsolete or not marketable, which may have a material adverse effect on our business, liquidity, results of operation and financial position.

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

We are subject to exchange rate risk in connection with our international operations.

We do not currently engage in foreign currency hedging activities and therefore we are exposed to some level of currency risk. As foreign currency exchange rates vary, the fluctuations in revenues and expenses may materially impact the financial statements upon consolidation. A weaker U.S. dollar would result in an increase to revenues and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenues and expenses upon consolidation.  Currently, nearly all of our international sales are denominated in U.S. dollars.

Furthermore, the results of operations of our foreign subsidiaries are exposed to foreign exchange rate fluctuations as the financial results of the subsidiaries are translated from the local currency to U.S. dollars upon consolidation.  Because of the significance of the operations of our subsidiaries to our consolidated operations, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, because of the significance of our overseas operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our products and further negatively impact the results of our operations in a material and adverse manner.

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

We recently settled a case alleging patent infringement (see “Legal Proceedings” below).  Despite this settlement, our business is such that we may in the future be sued for infringing the patent rights or misappropriating the proprietary rights of others. Intellectual property litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

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

In August 2003 we began shipping our REO SERIES of disk-based products based on technology acquired from Okapi Software, Inc.   In April 2004, we announced the availability of our next-generation REO 4000 product.

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

Our credit facility is collateralized by a general security interest in our assets.  If we were to default under our credit facility, then the lender would have the right to foreclose on our assets.

At June 30, 2004, our credit facility consisted of a $10 million revolving line of credit for working capital purposes which expires on November 30, 2004. At June 30, 2004, no amounts were outstanding under the line of credit.  The line of credit is collateralized by a general security interest in our assets.  If we were to default under our credit facility, then the lender would have the right to accelerate the indebtedness outstanding under our credit facility and foreclose on our assets in order to satisfy our indebtedness.  A foreclosure could have a material adverse effect on our business, liquidity, results of operation and financial position.

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

ITEM 2.  Properties

We own no real property and we currently lease all facilities used in our business.  Our headquarters are located in San Diego, California in a two-building light industrial complex comprising approximately 160,000 square feet. The lease expires in February 2014 and can be renewed for one additional five-year period. This San Diego facility houses all of our research and development, manufacturing and administrative functions as well as a major portion of sales, sales administration, marketing and customer support. In our current facilities, we believe that we have and will have the capacity to support unit production levels several times greater than our current rate of production.

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

ITEM 3.  Legal Proceedings

In January 2003, Raytheon Company filed a lawsuit against us and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleged that our products infringed a patent held by Raytheon.  Raytheon demanded that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  We asserted counterclaims seeking to have the subject patent declared invalid, unenforceable and not infringed by us.  Effective in April  2004, we settled this lawsuit with Raytheon and both parties agreed to dismiss with prejudice their respective claims and counterclaims against each other.  Although the specific terms of the settlement with Raytheon are confidential, we are now fully licensed under the subject patent and our business and products are unaffected by the settlement.

We are from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business.   We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.   However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock trades on The NASDAQ National Market under the symbol “OVRL”.  As of September 1, 2004, there were approximately 135 shareholders of record.  We have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.  The high and low closing prices of our common stock from July 1, 2002 through June 30, 2004 were as follows:

	High	Low

Fiscal Year 2004:

Fourth quarter	$17.55	$13.15
Third quarter	22.46	16.21
Second quarter	20.50	14.00
First quarter	21.76	13.90

Fiscal Year 2003:

Fourth quarter	$22.00	$14.06
Third quarter	16.30	13.36
Second quarter	15.20	7.26
First quarter	16.59	7.81

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of June 30, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights)
Equity compensation plans approved by security holders	2,743,468	$11.02	219,815
Equity compensation plans not approved by security holders (1)	89,118	$7.95	0
Total	2,832,586	$10.92	219,815

(1)          Consists of our 1991 Non-Qualified Stock Option Plan and 2001 Supplemental Stock Option Plan, each of which has not been approved by our shareholders.  Please see Note 9 of our Notes to Consolidated Financial Statements for a description of these plans.

Share Repurchase Authorization

On August 11, 2004, the Board of Directors authorized the purchase of up to $10,000,000 of our common stock on the open market or through negotiated transactions. This repurchase authority allows us, at management’s discretion, to selectively repurchase our common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date.

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

	At or for Years Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except for per share data)
Income Statement Data
Net revenue	$238,139	$195,881	$163,380	$155,696	$122,979
Gross profit	64,654	54,018	42,445	39,034	30,519
Income from operations	15,598	10,310	6,516	3,699	2,811
Income before income taxes	16,199	10,193	6,839	4,017	3,416
Net income	10,625	6,682	4,493	2,494	2,067
Net income per share (1):
Basic	$0.79	$0.59	$0.42	$0.24	$0.20
Diluted	$0.74	$0.54	$0.40	$0.23	$0.19

Balance Sheet Data
Cash, cash equivalents and short-term investments	$69,657	$55,020	$26,884	$10,844	$15,774
Working capital	103,107	84,326	54,463	46,999	43,257
Total assets	144,026	130,922	81,003	70,171	71,383
Long-term debt, inclusive of current portion	—	3,957	4,655	—	—
Shareholders’ equity	113,514	93,264	59,266	51,679	47,497

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

Overview

In fiscal 2004, we increased revenue by 22%, net income by 59% and earnings per share by 37%.  We accomplished this in a year in which the worldwide tape automation market grew by less than 10%.  Our performance reflects 22% revenue growth in our OEM business and 21% revenue growth in our branded channel business.  Our largest customer accounted for approximately 59% of total net revenues in fiscal 2004, up slightly from 58% during fiscal 2003.  Our gross profit margin dipped slightly from 27.6% in fiscal 2003 to 27.1% in fiscal 2004.  This decrease was due primarily to the non-cash amortization of the Okapi technology asset purchased in the fourth quarter of fiscal year 2003.  Despite the 22% growth in revenue, operating expenses grew by only 12%.  The majority of the spending increase was in the sales and marketing area as we promoted REO, our new disk-based appliance product.

We significantly strengthened our balance sheet in the fourth quarter of fiscal year 2003 through the private placement of newly issued common stock that added approximately $20 million in cash to our reserves; during fiscal 2004 we produced significant positive cash flow that added another $14.6 million to our cash and investment balances.  We drove working capital efficiencies by reducing our inventory by 16% and accounts receivable by 1%, while still achieving the 22% growth in revenue.  Additionally, we retired $4 million of debt incurred in fiscal 2002 when we moved into our new facility.  We ended the year with almost $70 million of cash and investments on hand and no outstanding debt.

We believe we are well positioned to execute on our strategy to leverage our current position as the leader in mid-range tape automation into a similar leadership position in intelligent disk-based backup and recovery appliances.  Although it is a relatively new market, we believe it has great promise and can significantly expand our total addressable market.  Success in the disk-based appliance market will require us to introduce a steady stream of new products that are feature-rich and competitively priced.  In order to accomplish this, we must significantly enhance our software development team and commit additional sales and marketing resources to promote and sell the products.  Our investment in this new market involves risks that the market will fail to grow as expected, and even if it does grow, that our products will not compete successfully.  Either of which could negatively impact our future profitability.

We achieved a number of major milestones during fiscal 2004 centered around our new REO disk-based appliance.  In August 2003 we began shipping our REO2000 series of disk-based products based on technology acquired from Okapi Software, Inc. in June 2003.  In May 2004, we began shipping our second-generation REO4000 disk-based products, which replaced our REO2000 product, and in July 2004 we announced the availability of the REO1000, the industry’s first disk-based alternative to entry-level tape autoloaders.

On the tape automation side of our business, in January 2004, we began shipping our newest and largest tape library, the NEO8000.  Built on the NEO architecture and designed for larger data centers, the NEO8000 offers performance, scalability, data availability and field-proven technology combining high-end functionality with mid-range affordability.

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

Revenue Recognition

Revenue from direct product sales (excluding sales to commercial distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy.  Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection.  Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold by the commercial distributor. At June 30, 2004, $1,037,000 of product had been shipped to our commercial distributors, but not yet shipped by them. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, we record the sale.

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

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on an assessment of the collectibility of specific accounts and the overall condition of the accounts receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, we analyze specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment terms and/or patterns. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make additional payments, then we may need to make additional allowances. Likewise, if we determine that we could realize more of our receivables in the future than previously estimated, we would adjust the allowance to increase income in the period we made this determination. We review the allowance for doubtful accounts on a quarterly basis and record adjustments as deemed necessary.

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

Warranty Obligations

We generally provide a three year advance replacement return-to-factory warranty on our NEO SERIES, PowerLoader and LoaderXpress products.  We also provide on-site service for the first warranty year of the NEO SERIES products for which we contract with third-party service providers.  For most products, we offer a program called XchangeNOW as part of our return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request.  Separately priced on-site warranties are offered for sale to customers of other product lines.

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

Results of Operations

The following tables set forth certain financial data as a percentage of net revenues:

	Fiscal Years Ended June 30,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	72.9%	72.4%	74.0%
Gross profit	27.1%	27.6%	26.0%
Operating expenses:
Sales and marketing	13.0%	13.6%	12.9%
Research and development	3.0%	3.8%	4.0%
General and administrative	4.6%	4.9%	5.1%
	20.6%	22.3%	22.0%
Income from operations	6.5%	5.3%	4.0%
Other (expense) income, net	0.3%	(0.1)%	0.2%
Income before income taxes	6.8%	5.2%	4.2%
Provision for income taxes	2.3%	1.8%	1.4%
Net income	4.5%	3.4%	2.8%

Fiscal Year 2004 Compared to Fiscal Year 2003

Net Revenues. Net revenues of $238.1 million in fiscal year 2004 were $42.2 million or 21.6% above net revenues of $195.9 million in fiscal year 2003. This revenue growth was driven by increased unit sales and generally reflects the continued strong performance of our NEO SERIES line of tape library products. Sales within our Library product lines (NEO,

LibraryXpress®, LibraryPro®, Loaders and PowerLoaders) grew 18.9% to $189.8 million, compared to $159.6 million in fiscal year 2003. Fiscal year 2004 sales to OEM customers were up 22.5 % when compared to fiscal year 2003.  The increase in revenue from our OEM customers was driven largely by depressed quarters in the first part of fiscal year 2003 due to the uncertainty surrounding the HP/Compaq merger.  While post merger quarterly revenues steadily grew to a peak in the second quarter of fiscal year 2004, revenues from HP have declined slightly from this peak in the second half of the year.  Sales to HP accounted for 58.8% of total net revenues in fiscal year 2004, compared to 58.4% in fiscal year 2003.

Net revenues from Overland branded products during the fiscal year 2004 grew 20.5% over fiscal year 2003 from $65.9 million to $79.4 million. This increase reflects our increased focus on the Overland branded channel over the past two years.  Sales of Overland branded library products increased 16.7% over fiscal year 2003, driven primarily by NEO SERIES library revenues with the largest increase coming from our domestic customers.  Also contributing to the increase in branded channel results was revenue of $1.7 million generated from our disk-based REO products.  Partially offsetting these increases was a 3.0% decrease in revenues from loader products.

Net revenues from spare parts of $27.7 million in fiscal year 2004 were $7.1 million or 34.4% above net revenues of $20.6 million in fiscal year 2003.  This increase was driven primarily by our OEM customers.

VR2 revenues during fiscal year 2003 amounted to $3.8 million and were comprised of chip sales of $2.0 million, engineering service fees of $50,000 and royalties of $1.7 million. VR2 revenues during fiscal year 2003 amounted to $3.5 million and were comprised of chip sales of $785,000, engineering service fees of $775,000 and royalties of $1.9 million.

In fiscal year 2005, we project total revenue to grow approximately 10%.  This projection includes only existing OEM customers.  We are competing for new OEM business, and if we are successful, our revenue projections would be expected to increase.  This projection reflects an estimate of 3% growth in our tape automation business and significant growth in sales of our REO disk-based appliance products, which we expect will comprise about 8% of our total revenue in fiscal year 2005.  This projection of growth is subject to risks and uncertainties more fully discussed under the heading “Risk Factors” above, including but not limited to those under the heading “Our financial results may fluctuate substantially for many reasons, and past results should not be relied on as indications of future performance.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Fiscal Years Ended June 30,
	2004	2003	2002
LibraryXpress products:
NEO SERIES	68.8%	66.1%	43.5%
Loaders	4.5%	7.0%	8.9%
PowerLoader	5.8%	8.3%	11.2%
LibraryXpress	0.6%	0.0%	15.7%
	79.7%	81.4%	79.3%

Spare parts, drives, other	18.0%	16.8%	14.6%
Disk-based	0.7%	0.0%	0.0%
Discontinued products	0.0%	0.0%	4.5%
VR2	1.6%	1.8%	1.6%
	100.0%	100.0%	100.0%

Gross Profit.  Gross profit amounted to $64.7 million in fiscal year 2004, an increase of $10.7 million or 19.7% from $54.0 million in fiscal year 2003, resulting from a combination of higher sales volumes somewhat offset by slightly lower gross margins.  The gross margin percentage decreased slightly to 27.1% in fiscal year 2004, down from 27.6% in fiscal year 2003.  The decrease in gross margin percentage was due primarily to $1.8 million of amortization related to the Okapi technology asset.  We also experienced higher warranty costs during fiscal year 2004 as our domestic warranty policy, which includes one year of on-site warranty with the purchase of many of our products, was extended to our European customers.  Although product mix and channel mix had little effect on the gross margin percentage when compared to the prior year, the increased costs discussed above were partially offset as material cost reductions outpaced average selling price degradation during fiscal year 2004 and our pool of relatively fixed overhead costs was spread across a larger revenue base.  In fiscal year 2005, we expect our gross margin percentage to improve over the course of the year and approach 30% by the fourth quarter.  This projection reflects anticipated rapid growth in sales of our REO products, all of which are expected to be sold on a higher-margin branded basis rather than through a combination of OEM and branded customers.  This expectation of gross margin is subject to risks and uncertainties more fully discussed under the heading “Risk Factors” above, including but not limited to those under the heading “Our new disk-based products involve many significant risks.”

Sales and Marketing Expenses.  Sales and marketing expenses amounted to $30.9 million, representing 13.0% of net revenues in fiscal year 2004, compared to $26.7 million or 13.6% of net revenues in fiscal year 2003. The increased expenditures resulted primarily from salary and related expenses associated with the expansion of our Overland branded sales force, increased spending associated with lead generation activities and increased market development funding related to our OEM customers.  Also contributing to the increase were incremental expenses associated with promoting awareness around our disk-based products launched in early fiscal year 2004.  We expect sales and marketing expenses in fiscal year 2005 to grow approximately 17% over the prior year as we expend additional funds to promote and sell our new REO products.

Research and Development Expenses.  R&D expenses amounted to $7.3 million or 3.0% of net revenues in fiscal year 2004, compared to $7.4 million or 3.8% of net revenues in fiscal year 2003. This decrease in absolute dollars was due to the elimination of expenses for our wound down Longmont operations combined with the restructure of our advanced research group during the fourth quarter of fiscal year 2003.  Also, the fiscal year 2003 period included an adjustment to the accrued restructuring charges for the Longmont facility that did not repeat in fiscal year 2004.  Offsetting these decreases were increased salaries and related costs associated with our disk-based development team and increased development expenses associated with our NEO8000 and future tape based products.  In fiscal year 2005, we plan to significantly increase our REO development team to ensure a steady flow of new products.  We also expect to incur costs for the development of a new tape automation library.  Consequently, we expect fiscal year 2005 R&D expense to grow 30% over the prior year.

General and Administrative Expenses.  General and administrative expenses amounted to $10.9 million or 4.6% of net revenues in fiscal year 2004, compared to $9.6 million or 4.9% of net revenues in fiscal year 2003.  This increase was due primarily to incremental legal fees associated with the Raytheon lawsuit, which was settled in the fourth quarter of fiscal year 2004.  Also contributing to the increase were consulting fees associated with Sarbanes-Oxley compliance and corporate strategy development.  We expect relatively small growth in general and administrative expenses in fiscal year 2005.

Interest Income.  In fiscal year 2004, we generated interest income of $601,000, compared to interest income of $427,000 in fiscal year 2003.  The increase was due to higher average cash balances.  We expect positive cash flow in fiscal year 2005 which, absent rate declines, should result in increased interest income.

Interest Expense.  In fiscal year 2004, we incurred interest expense of $68,000, compared to interest expense of $212,000 in fiscal year 2003.  This decrease of interest expense was due to the repayment of all outstanding balances on our long-term debt arrangement in the second quarter of fiscal year 2004.  We do not expect to borrow in fiscal year 2005 and consequently should not incur any material interest expense.

Other Expense/Income.  In fiscal year 2004, we generated net other income of $68,000, compared to net other expense of $332,000 in fiscal year 2003.  These amounts primarily relate to foreign currency transaction fluctuations related to our United Kingdom operations.

Income Taxes.  Our fiscal year 2004 provision for state federal and foreign income taxes amounted to $5.6 million.  This equated to an effective tax rate of 34.4% in fiscal year 2004, flat when compared to fiscal year 2003.  As pretax income increases and we move into a higher marginal tax rate and with the expiration of the Federal R&D tax credit, we expect our tax rate forwarding future periods to increase somewhat.

Fiscal Year 2003 Compared to Fiscal Year 2002

Net Revenues. Net revenues of $195.9 million in fiscal year 2003 were $32.5 million or 19.9% above net revenues of $163.4 million in fiscal year 2002. This revenue growth reflects the continued strong performance of our NEO SERIES line of tape library products. Sales within our Library product lines (NEO, LibraryXpress, LibraryPro, Loaders and PowerLoaders) grew 23.2% to $159.6 million, compared to $129.6 million in fiscal year 2002. Fiscal year 2003 sales to OEM customers were up 16.6 % when compared to fiscal year 2002.  The increase in revenue from our OEM customers was driven by the increase in revenues from HP as a result of our product replacing HP’s legacy product subsequent to the completion of the HP/Compaq merger. Sales to HP accounted for 58.4% of total net revenues in fiscal year 2003, compared to 62.5% in fiscal year 2002.

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

                                                Research and Development Expenses.  R&D expenses amounted to $7.4 million or 3.8% of net revenues in fiscal year 2003, compared to $6.6 million or 4.0% of net revenues in fiscal year 2002. This increase in absolute dollars was due primarily to the incremental costs associated with our advanced engineering team that was launched late in the fourth quarter of fiscal year 2002.  Both periods include an adjustment in our estimated liability related to the closure of our Longmont, Colorado R&D facility.  All remaining lease payments on our Longmont facility were accrued in full during the third quarter of fiscal year 2003.

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

Interest Expense.  In fiscal year 2003, we incurred interest expense of $212,000, compared to interest expense of $86,000 in fiscal year 2002.  The increase was the result of higher average balances outstanding on our long-term debt arrangement.

Other Expense/Income.  In fiscal year 2003, we generated net other expense of $332,000, compared to net other income of $54,000 in fiscal year 2002.  These amounts primarily relate to foreign currency transaction fluctuations related to our United Kingdom operations.

Income Taxes.  Our fiscal year 2003 provision for state federal and foreign income taxes amounted to $3.5 million.  This equated to an effective tax rate of 34.4% in fiscal year 2003, up slightly from 34.3% in fiscal year 2002.  The increase in the effective tax rate from the prior year was due primarily to smaller, as a percentage of taxable income, research and development tax credits.

Liquidity and Capital Resources

At June 30, 2004, we had $69.7 million of cash, cash equivalents and short-term investments and our unused bank line of credit of $10 million.  We believe that these resources will be sufficient to fund our operations and to provide for our growth for the next twelve months and into the foreseeable future.  We have no other unused sources of liquidity at this time.

Our primary source of liquidity has historically been cash generated from operations. In the fourth quarter of fiscal year 2003, we raised an aggregate of $20.6 million in net proceeds through the sale of our common stock.  In addition, during fiscal year 2002, we supplemented cash generated from operations by borrowing on a term loan under our credit facility to fund tenant improvements and equipment purchases for our new headquarter facilities.

Cash provided by operating activities was $14.6 million for fiscal year 2004, $9.0 million for fiscal year 2003 and $15.1 million for fiscal year 2002.  The growth in operating cash flow in fiscal year 2004 resulted from significantly improved profitability compared to fiscal year 2003, a decrease in inventories resulting from better supply chain and buffer inventory management, as well as a larger tax benefit from an increased volume of stock option exercises.  Offsetting this was the use of operating cash to fund an increase in income taxes receivable and prepaid third-party warranty contracts and a decrease in accounts payable.  The increase of income taxes receivable was primarily a result of the tax benefit received from the exercise of stock options.  The increase in prepaid third-party warranty contracts is a result of an increased focus on the sale of warranty upgrades and renewals.  In fiscal year 2003, operating cash flows were provided by increases in accounts payable and income taxes payable, net income, depreciation and amortization and tax benefits from the exercise of stock options.  In fiscal year 2003, operating cash was used to fund an increase in accounts receivable and inventories.  These increases in accounts receivable, inventory and accounts payable were related to increases in sales, primarily to HP.  In fiscal year 2002, operating cash was provided by a decrease in inventories, net income, a decrease in accounts receivable and depreciation and amortization.  Partially offsetting this cash provided by operations was a decrease in accounts payable and accrued other liabilities.  During the fourth quarter of fiscal year 2002, the uncertainty surrounding the acquisition of Compaq by HP resulted in a period of slowing sales and the related reduction in accounts receivable.

Cash used in investing activities was $13.4 million for fiscal year 2004, $3.7 million for fiscal year 2003 and $6.5 million for fiscal year 2002.  During fiscal year 2004 we purchased $11.8 million of marketable debt securities and received proceeds of $543,000 from the maturity of marketable debt securities.  Capital expenditures during fiscal year 2004 of $2.1 million were comprised primarily of computer and related equipment.  During fiscal year 2003, we invested cash of $2.4 million, in addition to issuing 134,551 shares of Overland common stock, to acquire the Okapi assets.  Capital expenditures in fiscal year 2003 amounted to $1.4 million and were comprised primarily of computers and related equipment.  During fiscal year 2002, capital expenditures were comprised primarily of tenant improvements and machinery and equipment related to the construction of our new headquarter facilities.  We expect capital expenditures in fiscal year 2005 of between $2 million and $3 million, consisting primarily of production tools related to new products and computers and related equipment.

Cash provided by financing activities was $2.3 million for fiscal year 2004, $22.7 million for fiscal year 2003 and $7.4 million for fiscal year 2002.  During fiscal year 2003 we received proceeds of $20.6 million from the issuance of common stock sold in a private placement.  Proceeds from the issuance of common stock under our Employee Stock Purchase Plan and the exercise of stock options were $6.3 million, $2.8 million and $2.8 million in fiscal year 2004, 2003 and 2002, respectively.  During fiscal year 2002, we borrowed $4.7 million under a term note agreement to fund capital expenditures associated with the construction of our new headquarter facilities.  During fiscal year 2003, principal payments of $698,000 were made towards the term note and in fiscal year 2004 the outstanding balance of $4.0 million was paid in full.

We have a credit facility consisting of a $10,000,000 revolving line of credit for working capital purposes that expires on November 30, 2004.  The line of credit is collateralized by a general security interest in our assets.  Interest on the line of credit is set at the bank’s prime rate (4.00% on June 30, 2004) in effect from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%.  The credit facility requires us to comply with several financial and non-financial covenants.  At June 30, 2004, we were in compliance with all covenants under the facility and we expect to remain in compliance through the term of the agreement.  A violation of one or more of these covenants would constitute a default under the credit facility, which would enable the lender, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender’s obligation to extend credit under the credit facility.  At June 30, 2004, no amounts were outstanding under the line of credit.

In August 2004, the Board of Directors authorized the purchase of up to $10,000,000 of our common stock on the open market or through negotiated transactions. This repurchase authority allows us, at management’s discretion, to selectively repurchase our common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements.

Contractual Obligations

The following schedule summarizes our contractual obligations to make future payments as of June 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Operating Leases	$34,029	$3,284	$6,437	$6,592	$17,716
Purchase Obligations	12,900	12,900	—	—	—
Total Contractual Cash Obligations	$46,929	$16,184	$6,437	$6,592	$17,716

Inflation

Inflation has not had a significant impact on our operations during the periods presented.  Historically we have been able to pass on to our customers’ increases in raw material prices caused by inflation.  If at any time cannot pass on such increases, our margins could suffer.  Our exposure to the effects of inflation could be magnified by the concentration of OEM business.

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

Interest Rate Risk.  All of our fixed income investments are classified as available-for sale and therefore reported on the balance sheet at market value.  Changes in the overall level of interest rates affect our interest income that is generated from our investments.  For fiscal 2004, total interest income was $601,000 with investments yielding an annual average of 1.03% on a worldwide basis.  The interest rate level was down approximately 86 basis points from 1.89% in fiscal 2003.  If a similar decline in overall interest rates (86 basis points) were to occur in fiscal 2005, our interest income would decline approximately $600,000, assuming consistent investment levels.

The table below presents, the cash, cash equivalents and short-term investment balances, related weighted average interest rates and maturities for our investment portfolio at June 30, 2004.  The cash, cash equivalent and investment balances approximate fair value at June 30, 2004 (in thousands):

	Approximate Market value	Weighted Average Interest Rate

Cash and cash equivalents	$58,422	1.00%
Short-term investments (91 days - 2 years)	11,235	2.52%

Total cash, cash equivalents and investments	$69,657	1.24%

The table above includes the United States dollar equivalent of cash, cash equivalents and short-term investments, including $851,000, and $190,000 equivalents denominated in the British Pound Sterling and the Euro, respectively.

Foreign Currency Risk.  We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars.  Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs and maintain inter-company balances which are denominated in local currencies.  As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results.  The effect of exchange rate fluctuations on our results during fiscal year 2004 was not material.

ITEM 8.   Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and 15(a)(2), respectively.

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

Limitations of Disclosure Controls and Procedures.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by this item is included under the captions entitled “Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

We have adopted the Overland Storage, Inc. Code of Business Conduct and Ethics, a code of ethics and conduct that applies to our directors, officers and employees.  A copy of the Code of Business Conduct and Ethics is publicly available on our website at www.overlandstorage.com, and is attached as an exhibit to this Report. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code applying to our principal executive officer or our principal financial or accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11.                      Executive Compensation

The information required by this item is included under the caption entitled “Compensation of Executive Officers”, “Non-Employee Director Compensation” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation” in our Proxy Statement to be filed for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.                      Certain Relationships and Related Transactions

                                                The information required by this item is included under the caption entitled “Certain Relationships and Related Transactions” in our Proxy Statement to be filed for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.                      Principal Accountant Fees and Services

The information required by this item is included under the caption entitled “Principal Accountant Fees and Services” in our Proxy Statement to be filed for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.                      Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.  The following Consolidated Financial Statements of Overland Storage, Inc. and Report of Independent Registered Public Accounting Firm are included in a separate section of this Report at the page numbers so indicated:

(a)(2)  Financial Statement Schedule.  The following financial statement schedule of Overland Storage, Inc. for the years ended June 30, 2004, 2003 and 2002 is filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of Overland Storage, Inc.:

Schedule II - Valuation and Qualifying Accounts

 Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)  Exhibits

2.1	Agreement and Plan of Merger dated June 20, 2003 by and among Overland, Okapi Acquisition Co., Inc. and Okapi Software, Inc. (15) ++

3.1	Overland’s Amended and Restated Articles of Incorporation. (11)

3.2	Overland’s Amended and Restated Bylaws. (16)

4.1	Specimen stock certificate. (11)

4.2	Form of Purchase Agreement dated May 12, 2003 by and between Overland and Purchaser of Common Stock in Private Placement Transaction. (14)

10.1	Build-to-Suit Single Tenant Lease dated October 12, 2000 by and between Overland and LBA-VIF One, LLC. (5)

10.2	First Amendment to Lease dated January 18, 2001 by and between Overland and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC. (8)

10.3	Second Amendment to Lease dated March 8, 2001 by and between Overland and LBA Overland, LLC. (8)

10.4	Business Loan Agreement dated November 28, 2001 by and between Overland and Comerica Bank-California. (10)

10.5	Security Agreement dated November 28, 2001 by and between Overland and Comerica Bank-California. (10)

10.6	Master Revolving Note dated November 28, 2001 by and between Overland and Comerica Bank-California. (10)

10.7	Variable Rate-Single Payment Note dated November 28, 2001 by and between Overland and Comerica Bank-California. (10)

10.8	First Modification to Business Loan Agreement dated August 13, 2002 by and between Overland and Comerica Bank-California. (12)

10.9	Loan Modification to Business Loan Agreement dated August 30, 2002 by and between Overland and Comerica Bank-California.

10.10	Second Modification to Business Loan Agreement and Addendum A dated September 10, 2003 by and between Overland and Comerica Bank-California. (18)

10.11	Loan Revision/Extension Agreement dated September 10, 2003 by and between Overland and Comerica Bank-California. (18)

10.12	Design Purchase and Services Agreement dated June 15, 2001 by and between Overland and Seagate Removable Storage Solutions LLC. (7) +

10.13	Supply Agreement dated June 15, 2001 by and between Overland and Seagate Removable Storage Solutions LLC. (7) +

10.14	VR2 Technology License Agreement dated April 27, 2000 by and between Overland and Storage Technology Corp. (2) +

10.15	Amendment to VR2 Technology License Agreement dated June 18, 2002 by and between Overland and Storage Technology Corp. (11) +

10.16	Second Amendment to VR2 Technology License Agreement dated November 7, 2003 by and between Overland and Storage Technology Corp. + (18)

10.17	Amendment Three to VR2 Technology License Agreement dated March 29, 2004 by and between Overland and Storage Technology Corp. +

10.18	Corporate Purchase Agreement dated June 7, 2000 by and between Overland and Compaq Computer Corporation and its Affiliates. (3) +

10.19	Base Agreement #4902RL1317 dated November 1, 2002 between Overland and International Business Machines Corporation. (18) +

10.20	Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between Overland and Hewlett Packard Company. (18) +

10.21*	Form of Indemnification Agreement entered into by and between Overland and each of its directors and officers. (10)

10.22*	Form of Retention Agreement entered into by and between Overland and each of its executive officers. (8)

10.23*	Employment Agreement dated March 12, 2001 by and between Overland and Christopher Calisi. (5)

10.24*	Employment Agreement dated December 4, 2000 by and between Overland and Vernon A. LoForti. (5)

10.25*	Second Amendment to 1995 Stock Option Plan. (1)

10.26*	Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan. (8)

10.27*	First Amendment to 1997 Executive Stock Option Plan. (1)

10.28*	Form of Stock Option Agreement for options granted under the 1997 Executive Stock Option Plan. (8)

10.29*	2000 Stock Option Plan, as amended and restated. (11)

10.30*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan. (6)

10.31*	2001 Supplemental Stock Option Plan. (9)

10.32*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2001 Supplemental Stock Option Plan. (11)

10.33*	2003 Equity Incentive Plan. (17)

10.34*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan. (18)

10.35*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan. (18)

10.36*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan. (18)

10.37*	Amended and Restated 1996 Employee Stock Purchase Plan. (16)

14.1	Code of Business Conduct and Ethics.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

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

(1)                                  Incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000.

(2)                                  Incorporated by reference to the Company’s Form 8-K filed July 25, 2000.

(3)                                  Incorporated by reference to the Company’s Form 10-K filed September 28, 2000.

(4)                                  Incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-53380) filed January 8, 2001.

(5)                                  Incorporated by reference to the Company’s Form 10-Q filed February 14, 2001.

(6)                                  Incorporated by reference to the Company’s Form 10-Q filed May 15, 2001.

(7)                                  Incorporated by reference to the Company’s Form 8-K filed July 2, 2001.

(8)                                  Incorporated by reference to the Company’s Form 10-K filed September 28, 2001.

(9)                                  Incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-75060) filed December 13, 2001.

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

(11)                            Incorporated by reference to the Company’s Form 10-K filed September 27, 2002.

(12)                            Incorporated by reference to the Company’s Form 10-Q filed November 13, 2002.

(13)                            Incorporated by reference to the Company’s Form 10-Q filed May 12, 2003.

(14)                            Incorporated by reference to the Company’s Form S-3 Registration Statement (333-105414) filed May 20, 2003.

(15)                            Incorporated by reference to the Company’s Form 10-K filed September 26, 2003.

(16)                            Incorporated by reference to the Company’s Form 10-Q filed November 12, 2003.

(17)                            Incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-111275) filed December 17, 2003.

(18)                            Incorporated by reference to the Company’s Form 10-Q filed February 10, 2004.

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

OVERLAND STORAGE, INC.

Dated: September 10, 2004	By: /s/ CHRISTOPHER CALISI
Christopher Calisi
President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Calisi and Vernon A. LoForti, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER CALISI	President, Chief Executive	September 10, 2004
Christopher Calisi	Officer and Director
(Principal Executive Officer)

/s/ VERNON A. LoFORTI	Vice President, Chief	September 10, 2004
Vernon A. LoForti	Financial Officer and
Secretary (Principal Financial and Accounting Officer)

/s/ ROBERT A. DEGAN	Director	September 10, 2004
Robert A. Degan

/s/ SCOTT McCLENDON	Chairman of the Board	September 10, 2004
Scott McClendon

/s/ JOHN MUTCH	Director	September 10, 2004
John Mutch

/s/ MICHAEL NORKUS	Director	September 10, 2004
Michael Norkus

/s/ PETER PREUSS	Director	September 10, 2004
Peter Preuss

/s/ JOHN A. SHANE	Director	September 10, 2004
John A. Shane

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Overland Storage, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overland Storage, Inc. and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Diego, California
September 1, 2004

OVERLAND STORAGE, INC.

CONSOLIDATED BALANCE SHEET

(in thousands)

	June 30,
	2004	2003

Assets

Current assets:
Cash and cash equivalents	$58,422	$55,020
Short-term investments	11,235	—
Accounts receivable, less allowance for doubtful accounts of $296 and $413, respectively	31,424	31,850
Inventories	16,163	19,262
Deferred tax assets	4,810	4,351
Other current assets	6,513	2,461

Total current assets	128,567	112,944

Property and equipment, net	7,945	8,171
Intangible assets	6,924	8,983
Other assets	590	824

	$144,026	$130,922

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$11,166	$15,546
Accrued liabilities	6,209	4,526
Accrued payroll and employee compensation	3,107	3,194
Income taxes payable	1,401	2,292
Accrued warranty	3,577	2,129
Current portion of long-term debt	—	931

Total current liabilities	25,460	28,618

Long-term debt	—	3,026
Deferred tax liabilities	2,997	4,091
Other liabilities	2,055	1,923

Total liabilities	30,512	37,658

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, no par value, 25,000 shares authorized; 13,694 and 12,959 shares issued and outstanding at June 30, 2004 and 2003, respectively	73,573	63,884
Accumulated other comprehensive loss	(256)	(192)
Retained earnings	40,197	29,572

Total shareholders’ equity	113,514	93,264

	$144,026	$130,922

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended June 30,
	2004	2003	2002

Net revenue:
Product sales	$236,341	$193,169	$161,948
License fees and royalties	1,798	2,712	1,432

	238,139	195,881	163,380

Cost of revenue	173,485	141,863	120,935

Gross profit	64,654	54,018	42,445

Operating expenses:
Sales and marketing	30,848	26,700	20,963
Research and development	7,259	7,376	6,553
General and administrative	10,949	9,632	8,413

	49,056	43,708	35,929

Income from operations	15,598	10,310	6,516

Other income (expense):
Interest income	601	427	355
Interest expense	(68)	(212)	(86)
Other income (expense), net	68	(332)	54
Income before income taxes	16,199	10,193	6,839

Provision for income taxes	5,574	3,511	2,346

Net income	$10,625	$6,682	$4,493

Net income per share:
Basic	$0.79	$0.59	$0.42
Diluted	$0.74	$0.54	$0.40

Shares used in computing net income per share:
Basic	13,384	11,318	10,641
Diluted	14,404	12,314	11,271

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Retained		Total Comprehensive
	Shares	Amount	Income (Loss)	Earnings	Total	Income

Balance at June 30, 2001	10,513	33,614	(332)	18,397	51,679

Stock option and purchase plans	490	2,755			2,755
Stock-based compensation		5			5
Tax benefits from exercise of stock options		280			280
Comprehensive income:
Net income				4,493	4,493	4,493
Foreign currency translation			54		54	54
Balance at June 30, 2002	11,003	36,654	(278)	22,890	59,266	$4,547

Stock option and purchase plans	391	2,807			2,807
Sale of common stock	1,430	20,623			20,623
Stock issued for acquisition of Okapi	135	2,705			2,705
Tax benefits from exercise of stock options		1,095			1,095
Comprehensive income:
Net income				6,682	6,682	6,682
Foreign currency translation			86		86	86
Balance at June 30, 2003	12,959	63,884	(192)	29,572	93,264	$6,768

Stock option and purchase plans	735	6,251			6,251
Tax benefits from exercise of stock options		3,438			3,438
Comprehensive income:
Net income				10,625	10,625	10,625
Foreign currency translation			(31)		(31)	(31)
Unrealized loss on available-for-sale securities, net of tax of $22			(33)		(33)	(33)
Balance at June 30, 2004	13,694	$73,573	$(256)	$40,197	$113,514	$10,561

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2004	2003	2002

Operating activities:
Net income	$10,625	$6,682	$4,493
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) provision	(1,267)	(843)	450
Depreciation and amortization	4,164	2,354	2,109
Bad debt expense	8	146	230
Tax benefits from exercise of stock options	3,438	1,095	280
Loss (gain) on disposition of assets	—	—	24
Non-cash compensation	—	—	5
Changes in assets and liabilities:
Accounts receivable	418	(10,577)	2,469
Inventories	3,099	(1,756)	5,826
Other assets and liabilities	(3,709)	709	735
Accounts payable and accrued/other liabilities	(2,140)	10,747	(1,478)
Accrued payroll and employee compensation	(87)	476	(58)

Net cash provided by operating activities	14,549	9,033	15,085

Investing activities:
Capital expenditures	(2,142)	(1,354)	(6,509)
Purchase of short-term investments	(11,811)	—	—
Maturities of short-term investments	543	—	—
Payments made in association with acquisition of Okapi	—	(2,361)	—

Net cash used in investing activities	(13,410)	(3,715)	(6,509)

Financing activities:
Proceeds from long-term debt	—	—	4,655
Payments on long-term debt	(3,957)	(698)	—
Proceeds from exercise of stock options and the sales of stock under the employee stock purchase plan	6,251	2,807	2,755
Proceeds from the sale of common stock	—	20,623	—

Net cash provided by financing activities	2,294	22,732	7,410

Effect of exchange rate changes on cash	(31)	86	54

Net increase in cash and cash equivalents	3,402	28,136	16,040
Cash and cash equivalents, beginning of year	55,020	26,884	10,844

Cash and cash equivalents, end of year	$58,422	$55,020	$26,884

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,590	$1,649	$1,574
Cash paid for interest	$75	$199	$86

Non-cash investing activities are as follows:
Common stock issued for acquisition of Okapi	$—	$2,705	$—
Change in net unrealized loss on marketable securities	$33	$—	$—

See accompanying notes to consolidated financial statements

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Overland Storage, Inc. (the “Company”) was incorporated on September 8, 1980 under the laws of the State of California.  The Company designs, develops, manufactures, markets and supports automated tape and disk-based data storage systems used by businesses for backup, archival and data interchange functions in environments from small businesses to large enterprises requiring high-availability networks. The Company’s fiscal year ends on the Sunday closest to June 30.  For ease of presentation, the Company’s year-end is deemed to be June 30.  Fiscal years 2004, 2003 and 2002 each included 52 weeks.

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

Revenue Recognition

Revenue on direct product sales (excluding sales to commercial distributors and certain OEM customers) is recognized upon shipment of products to such customers. These customers are not subject to any specific right of return or price protection, except for any defective product which may be returned under the Company’s warranty policy.  Title and risk of loss transfer to the customer when the product leaves the Company’s dock.  Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection.  Revenue from shipments to these customers is not recognized until the related products are in turn sold by the commercial distributor.  At June 30, 2004, $1,037,000 of product had been shipped to the Company’s commercial distributors, but not yet shipped to the distributors’ customers.  As part of its agreement with certain OEM customers, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, the Overland sale is recorded.

The Company has entered into various licensing agreements relating to its Variable Rate Randomizer (VR2) technology.  These agreements typically call for royalty fees based on sales by licensees of products containing VR2. Royalties on sales by licensees of products containing VR2 are recorded when earned, generally in the period during which the licensee ships the products containing VR2 technology.  In certain instances, the customer has elected to purchase from the Company the Applications Specific Integrated Circuit (ASIC) chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee.  In these instances, revenues on ASIC chip sales are recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expenses for 2004, 2003 and 2002 were $1,730,000, $1,223,000 and $1,539,000, respectively.

Warranty Costs

The Company generally provides a three-year advance replacement return-to-factory warranty on its NEO SERIES, PowerLoader and LoaderXpress products and a one year advance replacement return-to-factory warranty on its REO SERIES.  The Company also provides on-site service for the first warranty year of the NEO SERIES products for which it contracts with third-party service providers.  For most products, the Company offers a program called XchangeNOW as part of its return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request.  The customer ships the defective unit back to the Company using the shipping materials from the replacement unit. The Company records a provision for estimated future warranty costs at the time of shipment for both the return-to-factory and on-site warranties.  Separately priced on-site warranties are offered for sale to customers of other product lines.  The Company contracts with outside vendors to provide service relating to all on-site warranties.  Warranty revenues and amounts paid in advance to outside service organizations are recognized in the financial statements in revenues and cost of revenues, respectively, over the warranty period.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments in debt securities (Note 3), trade receivables and payables and its revolving line of credit (Note 6).  The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates.  Fair values of the investments in debt securities are estimated based on quoted market prices for these securities.

Comprehensive Income

Comprehensive income for the Company includes net income, foreign currency translation adjustments and unrealized losses on available-for-sale securities, which are charged or credited to accumulated other comprehensive income within shareholders’ equity.

Segment Data

The Company reports segment data based on the management approach. The management approach designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company’s reportable segments.  The Company uses one measurement of profitability and does not disaggregate its business for internal reporting.  Based on the criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it operates in one segment providing data storage solutions for mid-range computer networks.  The Company discloses information about products and services, geographic areas and major customers.

Concentrations of Risks

The Company’s customers include original equipment manufacturers, distributors, and value added resellers.  Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable.  The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.

The Company’s largest single customer accounted for approximately 59%, 58% and 62% of sales in fiscal years 2004, 2003 and 2002, respectively, and approximately 44%, 52% and 49% of accounts receivable at June 30, 2004, 2003 and 2002, respectively. No other customer accounted for 10% or more of sales in any of the three years presented.

Information about Geographic Areas

The Company markets its products domestically and internationally, with its principal international market being Europe.  The tables below contain information about the geographical areas in which the Company operates. Revenues are attributed to the location to which the product was shipped.  Long-lived assets are based on location of domicile.

Revenue attributed to the Netherlands and the United Kingdom was primarily the result of shipments to Compaq/HP European distribution centers.

	Revenues	Long Lived Assets
	(in thousands)
2004
United States	$121,640	$14,048
United Kingdom	67,209	821
Rest of Europe	24,355	—
Other foreign countries	24,934	—

	$238,138	$14,869
2003
United States	110,790	16,335
United Kingdom	52,176	819
Rest of Europe	20,611	—
Other foreign countries	12,304	—

	$195,881	$17,154
2002
United States	86,260	8,381
Netherlands	23,795	—
United Kingdom	21,872	790
Rest of Europe	18,028	—
Other foreign countries	13,425	—

	$163,380	$9,171

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

Foreign Currency Translation

The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate during the year for revenues, expenses, gains and losses.  Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity.  Gains or losses from foreign currency transactions are recognized currently in income.  Such transactions resulted in a gain of $69,000, a loss of $338,000 and a gain of $29,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

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

Net Income Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method.  Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 512,000, 6,000 and 194,000 in the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

A reconciliation of the calculation of basic and diluted earnings per share is as follows:

	Year Ended June 30,
	2004	2003	2002
	(in thousands, except per share data)

Net income	$10,625	$6,682	$4,493

Basic:

Weighted average number of common shares outstanding	13,384	11,318	10,641
Basic net income per share	$0.79	$0.59	$0.42

Diluted:

Weighted average number of common shares outstanding	13,384	11,318	10,641
Common stock equivalents using the treasury stock method	1,020	996	630
Shares used in computing net income per share	14,404	12,314	11,271
Diluted net income per share	$0.74	$0.54	$0.40

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

The Company accounts for employee stock-based compensation using the intrinsic value method.  In most cases, no compensation expense has been recognized for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the date of grant.  No compensation expense has been recognized for purchase rights under the ESPP as they have been granted in accordance with the terms of the ESPP.  Had compensation expense for the Company’s employee stock-based compensation awards issued during 2004, 2003 and 2002 been determined based on a fair value method, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30,
	2004	2003	2002
	(in thousands, except per share amounts)

Net income, as reported	$10,625	$6,682	$4,493

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,941)	(4,862)	(2,777)

Pro forma net income	$5,684	$1,820	$1,716

Earnings per share:

Basic - as reported	$0.79	$0.59	$0.42

Basic - pro forma	$0.42	$0.16	$0.16

Diluted - as reported	$0.74	$0.54	$0.40

Diluted - pro forma	$0.39	$0.15	$0.15

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model.  The weighted-average estimated fair value of employee stock options granted during fiscal years 2004, 2003 and 2002 were $13.76, $13.41 and $6.42 per share, respectively.  The weighted average assumptions used for grants during the fiscal years 2004, 2003 and 2002 were: no dividend yield for all years, risk-free interest rates of 4.2%, 3.7% and 4.8%, respectively, expected volatility of 79%, 82% and 82%, respectively, and expected lives of 7.0 years for all fiscal years.

The fair value of each share purchase right under the ESPP is estimated at the inception of each offering period also using a Black-Scholes option-pricing model.  The weighted-average estimated fair value of each share purchase right granted during fiscal years 2004, 2003 and 2002 was $4.71, $4.65 and $4.36 per share, respectively.  The weighted average assumptions used during fiscal years 2004, 2003 and 2002 were: no dividend yield for all years, risk-free interest rates of 3.7%, 3.7% and 4.8%, respectively, expected volatility of 57%, 79% and 106%, respectively, and an expected life of 6 months for all fiscal years.

NOTE 2 – ACQUISITION OF CERTAIN ASSETS

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

The aggregate purchase price for the assets of Okapi of $5,364,000 was comprised of the issuance of 134,551 shares of Overland stock valued at $2,705,000, cash of $2,500,000, and $159,000 of acquisition related costs. Of the $5,364,000 purchase price, $41,000 was allocated to the net tangible liabilities acquired and $8,983,000, which includes a deferred tax liability, was allocated to acquired technology.  As this transaction was accounted for as a tax-free exchange, the Company recorded a deferred tax liability of $3,578,000.  The acquired technology represented by the intangible asset is amortized over a five year life.

During fiscal 2004, the Company was able to claim certain tax benefits related to the Okapi acquisition on its fiscal year 2003 tax return that were not allocated at the time of the purchase.  As a result, in fiscal year 2004, the purchase price of the intangible asset was reduced by $263,000 to reflect these tax benefits including a reduction of the related deferred tax liability.  The adjusted purchase price of the intangible asset will be amortized over four years, the remaining useful life of the asset.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS IN DEBT SECURITIES

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments (in thousands):

	June 30, 2004	June 30, 2003

Cash	$12,397	$10,195
United States government and agency securities	—	44,825
State and municipal securities	46,025	—
Total cash and cash equivalents	58,422	55,020

Asset-backed securities	3,234	—
United States government and agency securities	1,977	—
State and municipal securities	5,777	—
Certificates of deposit	247	—
Total short-term investments	11,235	—

Total cash and cash equivalents and short-term investments	$69,657	$55,020

At June 30, 2004, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, are reported at fair value.  Net unrealized losses on the Company’s marketable securities at June 30, 2004 amounted to $33,000, net of tax.  Fair values of marketable securities are estimated based on quoted market prices for these securities.

During the twelve months ended June 30, 2004 and 2003, the Company had no proceeds from the sale of short-term investments and, therefore, has realized no gains or losses.

As of June 30, 2004, $6,285,000 of the Company’s short-term investments had underlying maturities of between one and two years.  The remaining short-term investments as of June 30, 2004 all had maturities of between three and twelve months.  As of June 30, 2003, the Company had no amounts held as short-term investments.

NOTE 4 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

	June 30,
	2004	2003
	(in thousands)
Inventories:
Raw materials	$6,266	$8,029
Work in process	2,444	2,244
Finished goods	7,453	8,989

	$16,163	$19,262

Property and equipment:
Machinery and equipment	$5,542	$5,574
Computer equipment	8,764	7,421
Furniture and fixtures	1,194	1,103
Leasehold improvements	3,815	3,726

	19,315	17,824
Less accumulated depreciation and amortization	(11,370)	(9,653)

	$7,945	$8,171

Depreciation and amortization expense was $2,367,000, $2,354,000 and $2,109,000 in fiscal years 2004, 2003 and 2002, respectively.

NOTE 5 – INTANGIBLE ASSETS

The Company had intangible assets of $6,924,000 and $8,983,000 at June 30, 2004 and 2003, respectively, consisting solely of the technology purchased in the Okapi acquisition during fiscal year 2003 as discussed in Note 2.  During fiscal year 2004, $1,796,000 was amortized.  During fiscal year 2003, no amounts were amortized due to the timing of the acquisition near the end of the fiscal year.  The Okapi technology is being amortized over five years.

Estimated amortization expense for this intangible asset will be approximately $1.7 million for the twelve months ending June 30, 2005 and each of the three fiscal years thereafter.

NOTE 6 - LONG-TERM DEBT

At June 30, 2004, the Company had a credit facility consisting of a $10,000,000 revolving line of credit for working capital purposes that expires on November 30, 2004.  The line of credit is collateralized by substantially all of the Company’s assets.  Interest on the line of credit is set at the bank’s prime rate (4.0% on June 30, 2004) in effect from time to time minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants.  At June 30, 2004, no amounts were outstanding under the line of credit.  In December 2003, the Company extinguished the outstanding term note balance of $3,724,000.

NOTE 7 - INCOME TAXES

The components of income before income taxes were as follows:

	Year ended June 30,
	2004	2003	2002
	(in thousands)

Domestic	$15,003	$8,371	$5,616
Foreign	1,196	1,822	1,223
	$16,199	$10,193	$6,839

The provision for income taxes includes the following:

	Year ended June 30,
	2004	2003	2002
	(in thousands)
Current:
Federal	$5,293	$3,176	$1,382
State	1,171	653	205
Foreign	377	525	309
	6,841	4,354	1,896

Deferred:
Federal	(1,054)	(679)	300
State	(213)	(164)	150
Foreign	—	—	—
	(1,267)	(843)	450
	$5,574	$3,511	$2,346

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes to the total income tax provision reported in the Consolidated Statement of Operations is as follows:

	Year ended June 30,
	2004	2003	2002
	(in thousands)

U.S. Federal income tax at statutory rate	$5,493	$3,466	$2,325
State income taxes, net of federal benefit	633	383	234
Extraterritorial income exclusion benefit	(374)	(246)	(272)
Tax exempt interest	(68)	—	—
Permanent differences	53	45	58
Other	(163)	(137)	1
Provision for income taxes	$5,574	$3,511	$2,346

Deferred income taxes at June 30, 2004 and 2003 comprised:

	June 30,
	2004	2003
	(in thousands)
Deferred tax assets:
Inventory	$1,728	$1,983
Warranty reserves	2,140	1,134
Vacation and deferred compensation	495	379
State income taxes	495	255
Allowance for doubtful accounts	118	164
Intangible assets	61	77
Other	84	144
Gross deferred tax asset	5,121	4,136

Deferred tax liabilities
Purchased intangible assets	(2,758)	(3,578)
Property and equipment depreciation	(506)	(254)
Other	(44)	(44)
Gross deferred tax liability	(3,308)	(3,876)
Net deferred income taxes	$1,813	$260

No valuation allowance was recorded as of June 30, 2004 or 2003, as the Company believes it is more likely than not the deferred tax assets will be realized.

NOTE 8 - COMMON STOCK

On August 11, 2004, the Board of Directors authorized the purchase of up to $10,000,000 of the Company’s common stock on the open market or through negotiated transactions. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date.

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

NOTE 9 - STOCK OPTIONS

The Company has seven active stock option plans, administered by the Compensation Committee of the Board of Directors, which provide for the issuance of options to employees, officers, directors and consultants.  As of June 30, 2004, the Company had reserved 5,174,990 shares of common stock for issuance under the 1991 Non-Qualified Stock Option Plan (1991 Plan), 1993 Stock Option Plan, 1993-A Stock Option Plan, 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Stock Option Plan, 2001 Supplemental Stock Option Plan (2001 Plan), and the 2003 Equity Incentive Plan (2003 Plan) (collectively, the Option Plans).  The Option Plans provide for the granting of stock options equal to the fair market value of the Company’s Common Stock on the date the option is granted.  The Option Plans have been approved by shareholders with the exception of the 1991 Plan and the 2001 Plan.  Currently, the Company may grant options only from the 2003 Plan.  Certain options issued under selected plans call for 100% vesting of outstanding options upon a change of control of the Company or upon death or disability of the optionee.  Options granted during the last three fiscal years generally vest over a three year period, with monthly vesting from the date of grant.  Options granted in prior years generally vested at a rate of 25% per year over a four-year period from the date of grant.  Options expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2003 Plan and within 30 days under the other Option Plans, or upon death or disability, where an extended six or twelve-month exercise period is specified.  As of June 30, 2004, approximately 2.8 million shares were reserved for issuance upon exercise of outstanding options and approximately 220,000 were available for grant under the Option Plans.

Option activity for the three years ended June 30, 2004 is summarized as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at June 30, 2001	2,773,721	$7.40

Options granted	634,103	8.38
Options exercised	(439,445)	5.59
Options forfeited	(177,017)	8.67

Options outstanding at June 30, 2002	2,791,362	$7.83

Options granted	922,500	13.41
Options exercised	(350,624)	6.85
Options forfeited	(107,997)	8.96

Options outstanding at June 30, 2003	3,255,241	$9.48

Options granted	402,950	18.83
Options exercised	(682,884)	8.19
Options forfeited	(142,721)	13.42

Options outstanding at June 30, 2004	2,832,586	$10.92

The following table summarizes information about stock options outstanding as of June 30, 2004:

	Options Outstanding
		Weighted-Average		Options Exercisable
Range of Exercise Prices	Shares Outstanding	Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$ 0.80 - 4.99	112,500	3.4	$4.04	112,500	$4.04
5.00 - 8.55	781,817	5.8	7.02	762,949	7.03
8.56 - 13.49	975,525	7.0	9.53	854,008	9.34
13.50 - 17.99	608,894	8.3	14.48	356,514	14.34
18.00 - 20.19	301,600	9.4	19.30	102,280	19.58
20.20 - 21.76	52,250	9.3	20.31	10,223	20.28

$ 0.80 - 21.76	2,832,586	7.1	$10.92	2,198,474	$9.61

1996 Employee Stock Purchase Plan

In February 1997, the Company adopted the 1996 Employee Stock Purchase Plan (the “ESPP”) whereby 250,000 shares of Common Stock were reserved for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company.  In November 1998, the shareholders approved an amendment to increase the total number of shares of Common Stock from 250,000 to 500,000 shares.  In November 2003, the shareholders approved an amendment to increase the total number of shares of Common Stock from 500,000 to 600,000 shares.  The ESPP is qualified under Section 423 of the Internal Revenue Code and permits eligible employees to purchase Common Stock at a discount through payroll deductions during specified six-month offering periods.  No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares in any one offering period. The ESPP is administered by the Compensation Committee appointed by the Board of Directors and provides generally that the purchase price must not be less than 85% of the fair market value of the Common Stock on the first or last day of the offering period, whichever is lower.

During fiscal years 2004, 2003 and 2002, a total of 51,850, 40,720 and 51,076 shares, respectively, were issued for combined proceeds of $658,000, $405,000 and $301,000, respectively.  As of June 30, 2004 approximately 156,000 shares were available for grant.

NOTE 10 - 401(k) PLAN

In January 1994, the Company adopted an employee savings and retirement plan (the “401(k) Plan”) covering all of the Company’s employees.  The 401(k) Plan permits but does not require matching contributions by the Company on behalf of all participants.  The Company matches employee contributions at 75%, for up to 6% of an employee’s pretax income.  The totals of these employer contributions were $660,000, $520,000 and $538,000 in fiscal years 2004, 2003 and 2002, respectively.

NOTE 11 – ACCRUED RESTRUCTURING CHARGES

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

The following table summarizes the activity and balances of the accrued restructuring charges through June 30, 2003: (in thousands)

	Employee Related	Lease and Facility	Total

Restructuring charge	$159	$204	$363
Cash payments	(31)	—	(31)

Accrued restructuring charges at June 30, 2001	128	204	332

Cash payments	(128)	—	$(128)
Adjustments	—	228	228

Accrued restructuring charges at June 30, 2002	—	432	432

Cash payments	—	(72)	(72)
Adjustments	—	156	156

Accrued restructuring charges at June 30, 2003	—	516	516

Cash payments	—	(193)	(193)

Accrued restructuring charges at June 30, 2004	$—	$323	$323

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office, production and sales facilities under non-cancelable operating leases, which expire in various years through fiscal year 2018.  The leases provide for biennial or annual rent escalations intended to approximate increases in cost of living indices, and certain of the leases provide for rent abatement.  At June 30, 2004, future minimum lease payments under these arrangements are as follows:

Year Ending June 30,	Minimum Lease Payments
(in thousands)
2005	$3,284
2006	3,216
2007	3,221
2008	3,248
2009	3,344
Thereafter	17,716

$34,029

During fiscal year 2001, the Company entered into an operating lease agreement for a new 158,000 square foot headquarter facility to be constructed in San Diego, California.  The lease commenced upon the Company’s occupancy of the building in February 2002.  The lease is for a period of twelve years and can be renewed for one additional five-year period.

Rental expense is recognized ratably over the respective lease terms and aggregated $3,754,000, $3,843,000 and $2,520,000 for fiscal years 2004, 2003 and 2002, respectively.

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties for the fiscal year ended June 30, 2004 were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2002	$1,720	$703
Settlements made during the period	(2,244)	(1,662)
Change in liability for warranties issued during the period	2,730	2,539
Change in liability for preexisting warranties	(77)	(122)

Liability at June 30, 2003	2,129	1,458
Settlements made during the period	(2,961)	(2,211)
Change in liability for warranties issued during the period	4,635	3,936
Change in liability for preexisting warranties	(226)	(1,899)

Liability at June 30, 2004	$3,577	$1,284

Litigation

In January 2003, Raytheon Company filed a lawsuit against the Company and various other companies in the United States District Court for the Eastern District of Texas.  The complaint alleged that the Company’s products infringed a patent held by Raytheon.  Raytheon demanded that the defendants stop selling infringing products, pay Raytheon for their past use of the invention under the patent and pay Raytheon’s costs and expenses and its reasonable attorney fees.  The Company asserted counterclaims seeking to have the subject patent declared invalid, unenforceable and not infringed by the Company.  Effective in April 2004, the Company settled this lawsuit with Raytheon and both parties agreed to dismiss with prejudice their respective claims and counterclaims against each other.  Although the specific terms of the settlement with Raytheon are confidential, the Company is now fully licensed under the subject patent and its business and products are unaffected by the settlement.

The Company is from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business.  In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

Purchase Obligations

The company has agreements with suppliers to purchase inventory and other goods and services and estimates its noncancelable obligations under these agreements to be approximately $12,900,000 in fiscal 2005.

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	Quarters Ended
	Fiscal Year 2003				Fiscal Year 2004
	Sept. 30 2002	Dec. 31 2002	Mar. 31 2003	Jun. 30 2003	Sept. 30 2003	Dec. 31 2003	Mar. 31 2004	Jun. 30 2004
	(in thousands, except per share amounts)
Net sales	$34,540	$48,611	$56,200	$56,530	$56,569	$67,750	$58,789	$55,031
Gross profit	9,012	13,163	15,691	16,153	15,577	17,672	16,167	15,238
(Loss) income from operations	(884)	2,352	3,836	5,006	3,334	5,188	4,103	2,973
(Loss) income before income taxes	(850)	2,327	3,726	4,990	3,420	5,312	4,325	3,142
Net (loss) income	(557)	1,524	2,440	3,275	2,223	3,453	2,876	2,073

Net (loss) income per share:
Basic	$(0.05)	$0.14	$0.22	$0.27	$0.17	$0.26	$0.21	$0.15
Diluted	(0.05)	0.13	0.20	0.25	0.16	0.24	0.20	0.14

OVERLAND DATA, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FISCAL YEARS ENDED JUNE 30, 2004, 2003 and 2002

Balance at Year	Balance at Beginning of Year	Additions Charged to Income	Deductions*	Deductions Credited to Income	End of

Allowance for Doubtful Accounts Receivable

2004	$413	$114	$126	$105	$296
2003	652	267	506	—	413
2002	603	277	159	69	652

Reserve for Inventory Obsolescence

2004	$3,583	$1,462	$2,258	$—	$2,787
2003	3,133	3,080	2,630	—	3,583
2002	4,195	1,029	2,036	55	3,133

*  Amounts written off against the allowance, net of recoveries.