Form 10-Q
period 2004-09-30
OVERLAND STORAGE INC
filed 2004-11-12
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☒    No  ☐

As of November 5, 2004, there were 13,779,810 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended September 30, 2004

PART I  —  FINANCIAL INFORMATION

Item 1.  —  Financial Statements

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2004	2003
Net revenues:
Product sales	$59,008	$56,139
Royalties & services	518	430

Total net revenues	59,526	56,569

Cost of revenues	43,509	40,992

Gross profit.	16,017	15,577

Operating expenses:
Sales and marketing	7,812	7,851
Research and development	2,929	1,810
General and administrative	2,612	2,582

Total operating expenses.	13,353	12,243

Income from operations.	2,664	3,334

Other income (expense):
Interest income, net	274	96
Other expense, net.	69	(10)

Income before income taxes	3,007	3,420
Provision for income taxes	1,107	1,197

Net income	$1,900	$2,223

Earnings per share:
Basic	$0.14	$0.17
Diluted	$0.13	$0.16

Number of shares used in computing earnings per share:
Basic	13,739	12,972
Diluted	14,254	14,178

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands)

	September 30,	June 30,
	2004	2004
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$56,537	$58,422
Short-term investments	16,182	11,235
Accounts receivable, less allowance for doubtful accounts of $473 and $296, respectively	34,960	31,424
Inventories	20,388	16,163
Deferred income taxes	4,810	4,810
Other current assets	5,842	6,513

Total current assets	138,719	128,567

Property and equipment, net	8,150	7,945
Intangible assets	6,491	6,924
Other assets	773	590

	$154,133	$144,026

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$17,051	$11,166
Accrued liabilities	6,066	6,209
Accrued payroll and employee compensation	3,524	3,107
Income taxes payable	1,407	1,401
Accrued warranty	4,173	3,577

Total current liabilities	32,221	25,460

Deferred tax liabilities	2,824	2,997
Other liabilities	2,990	2,055

Total liabilities	38,035	30,512

Shareholders’ equity:
Common stock, no par value, 25,000 shares authorized; 13,770 and 13,694 shares issued and outstanding, respectively	74,253	73,573
Accumulated other comprehensive loss	(252)	(256)
Retained earnings	42,097	40,197

Total shareholders’ equity	116,098	113,514

	$154,133	$144,026

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$1,900	$2,223
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,078	1,040
Deferred tax benefit	(173)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,536)	(2,682)
Inventories	(4,225)	860
Accounts payable and accrued liabilities	6,344	(2,059)
Accrued payroll and employee compensation	417	(228)
Other, net	1,488	(246)

Net cash provided by (used in) operating activities	3,293	(1,092)

INVESTING ACTIVITIES:
Purchases of short-term investments	(6,252)	—
Proceeds from maturities and sales of short-term investments	1,286	—
Capital expenditures	(849)	(481)

Net cash used in investing activities	(5,815)	(481)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(233)
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	614	377

Net cash provided by financing activities	614	144

Effect of exchange rate changes on cash	23	4

Net decrease in cash and cash equivalents	(1,885)	(1,425)
Cash and cash equivalents at the beginning of the period	58,422	55,020

Cash and cash equivalents at the end of the period	$56,537	$53,595

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying condensed consolidated financial statements of Overland Storage, Inc. and its subsidiaries (“Overland Storage” or the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  The Company operates its business in one operating segment.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Our first fiscal quarter ends on the Sunday closest to September 30.  For ease of presentation, our first fiscal quarter end is deemed to be September 30.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 on file with the Securities and Exchange Commission.

Note 2 — Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method.  In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date.  Similarly, the Company has not recognized compensation expense for purchase rights under its qualified Employee Stock Purchase Plan, or ESPP, as the Plan is considered non-compensatory.  Had compensation expense for the Company’s employee stock-based compensation awards been determined based on the fair value at the grant date for awards through September 30, 2004 consistent with the provisions of SFAS No. 123, its after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Three Months Ended
	September 30,
	2004	2003
	(unaudited)

Net income, as reported	$1,900	$2,223

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(973)	(1,599)

Pro forma net income	$927	$624

Earnings per share:

Basic - as reported	$0.14	$0.17

Basic - pro forma	$0.07	$0.05

Diluted - as reported	$0.13	$0.16

Diluted - pro forma	$0.06	$0.04

Note 3 — Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments (in thousands):

	September 30,	June 30,
	2004	2004
	(unaudited)

Cash	$9,887	$12,397
State and municipal securities	46,650	46,025
Total cash and cash equivalents	56,537	58,422

Asset-backed securities	9,150	3,234
United States government and agency securities	1,987	1,977
State and municipal securities	4,967	5,777
Certificates of deposit	78	247
Total short-term investments	16,182	11,235

Total cash and cash equivalents and short-term investments	$72,719	$69,657

At September 30, 2004, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, are reported at fair value.  Net unrealized losses on the Company’s marketable securities at September 30, 2004 amounted to $52,000.  Fair values of marketable securities are estimated based on quoted market prices for these securities.

Proceeds from the sales of short-term investments during the first quarter of fiscal year 2005 and 2004 were $1,087,000 and none, respectively.  A $2,000 gain was realized on those sales for the first quarter of fiscal year 2005.

As of September 30, 2004, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months.

As of September 30, 2004, $8,211,000 of the Company’s short-term investments had underlying maturities of between one and two years.  The remaining short-term investments as of September 30, 2004 all had maturities of between three and twelve months.  As of June 30, 2004, $6,285,000 of the Company’s short-term investments had underlying maturities of between one and two years.  The remaining short-term investments as of June 30, 2004 all had maturities of between three and twelve months.

Note 4 — Inventories

Inventories consist of the following (in thousands):

	September 30,	June 30,
	2004	2004
	(unaudited)

Raw materials	$9,193	$6,266
Work-in-process	1,537	2,444
Finished goods	9,658	7,453
	$20,388	$16,163

Note 5 — Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method.  Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 1,063,943 and 88,750 at September 30, 2004 and 2003, respectively.

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2004	2003
	(unaudited)

Net income	$1,900	$2,223

BASIC EPS:
Weighted average number of common shares outstanding	13,739	12,972

Basic earnings per share	$0.14	$0.17

DILUTED EPS:
Weighted average number of common shares outstanding	13,739	12,972

Common stock equivalents from the issuance of options using the treasury stock method	515	1,206

	14,254	14,178

Diluted earnings per share	$0.13	$0.16

Note 6 — Comprehensive Income

Comprehensive income includes, in addition to net income, foreign currency translation effects and unrealized gains and losses on available-for-sale securities which are charged or credited to accumulated other comprehensive income within shareholders’ equity.

Comprehensive income for the three months ended September 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended
	September 30,
	2004	2003
	(unaudited)

Net income.	$1,900	$2,223
Foreign currency translation effect	23	4
Unrealized loss on available-for-sale securities	(19)	—
Comprehensive income	$1,904	$2,227

Note 7 — Bank Borrowings and Debt Arrangements

At September 30, 2004, the Company had a credit facility consisting of a $10,000,000 revolving line of credit for working capital purposes that expires on November 30, 2004.  The line of credit is collateralized by the Company’s assets.  Interest on the line of credit is set at the bank’s prime rate (4.75% at September 30, 2004) in effect from time to time minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants.  At September 30, 2004, no amounts were outstanding under the line of credit.

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

The following table summarizes the activity and balances of the accrued restructuring charges, included in accrued liabilities, through September 30, 2004 (in thousands):

	Employee	Lease and
	Related	Facility	Total

Restructuring charge	$159	$204	$363

Cash payments	(159)	(265)	(424)
Adjustments	—	384	384

Accrued restructuring charges at June 30, 2004	—	323	323

Cash payments	—	(71)	(71)

Accrued restructuring charges at September 30, 2004	$—	$252	$252

Note 9 — Guarantees and Purchase Obligations

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties for the three months ended September 30, 2004 were as follows (in thousands):

	Product	Deferred
	Warranty	Revenue

Liability at June 30, 2004	$3,577	$3,091

Settlements made during the period	(1,166)	(732)
Change in liability for warranties issued during the period	1,631	1,325
Change in liability for preexisting warranties	131	(128)

Liability at September 30, 2004	$4,173	$3,556

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

The Company has agreements with suppliers to purchase inventory and other goods and services and estimates its noncancelable obligations under these agreements to be approximately $14,800,000 in the next twelve months.

Note 10 — Intangible Assets

At September 30, 2004, the Company had intangible assets net of accumulated amortization of $6,491,000 and $6,924,000 at September 30, 2004 and June 30, 2004, respectively, consisting solely of the technology purchased in the acquisition of Okapi Software, Inc. during fiscal year 2003.  During the three months ended September 30, 2004 and 2003, $433,000 and $449,000 were amortized, respectively.  The Okapi technology is being amortized over five years.

Estimated annual amortization expense for this intangible asset will be approximately $1,700,000.

Note 11 — Common Stock

On August 11, 2004, the Board of Directors authorized the purchase of up to $10,000,000 of the Company’s common stock on the open market or through negotiated transactions.  This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors.  The share repurchase authorization has no stated expiration date.  During the three months ended September 30, 2004, no shares were repurchased.

During the quarter ended September 30, 2004, employees exercised stock options to purchase 75,653 shares of common stock for a total of approximately $614,000.  The Company recorded an increase in additional paid-in capital of approximately $66,000 as a result of the income tax benefit related to these stock option exercises and disqualifying dispositions of previously exercised stock options.

Note 12 — Recent Accounting Pronouncement

In March 2004, the Financial Accounting Standards Board, or FASB, issued EITF issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, as amended, which provides new guidance assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004.  The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

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

We also license an internally developed and patented tape encoding technology under the name Variable Rate Randomizer or “VR2®” that is used by tape drive manufacturers to increase the capacity and performance of their products.

In June 2003, we acquired Okapi Software, Inc., a privately-owned company based in San Diego, California.  Through this acquisition, we entered the emerging market of intelligent, disk-based appliances based on iSCSI and Serial ATA disk technologies.

In the first quarter of fiscal 2005, we increased revenue by 5%, however, net income and earnings per share fell by 15% and 19%, respectively.  Our performance reflects flat revenues in our OEM business and 19% revenue growth in our branded channel business.  Our largest customer accounted for approximately 54% of total net revenues in the first quarter of fiscal 2005, down from 60% during the comparable period of fiscal 2004.  Our gross profit margin dipped slightly from 27.5% in the first quarter of fiscal 2004 to 26.9% in the first quarter of fiscal 2005.  This decrease was due primarily to average selling prices falling faster than unit product costs and increased warranty expenses related to the increase of units under warranty.  While we experienced only 5% growth in revenue, operating expenses grew by 9%.  The spending increase was concentrated in research and development which included a one-time cost for outside design services related to a new tape automation product and continued investment in our REO™ development.

During the first quarter of fiscal 2005 we produced positive cash flow that added another $3.1 million to our cash and investment balances.  We achieved this positive cash flow despite an inventory increase of 26% and an increase in accounts receivable of 11%, both related to the increased level of business over the fourth quarter of fiscal year 2004.  We ended the quarter with almost $73 million of cash and investments on hand and no outstanding debt.

We believe we are well positioned to execute on our strategy to leverage our current position as the leader in mid-range tape automation into a similar leadership position in intelligent disk-based backup and recovery appliances.  Although it is a relatively new market, we believe it has great promise and can significantly expand our total addressable market.  Success in the disk-based appliance market will require us to introduce a steady stream of new products that are feature-rich and competitively priced.  In order to accomplish this, we must significantly enhance our software development team and commit additional sales and marketing resources to promote and sell the products.  Our investment in this new market involves risks that the market will fail to grow as expected, and even if it does grow, that our products will not compete successfully, either of which could negatively impact our future profitability.

We achieved a number of major milestones during fiscal 2004 centered around our new REO disk-based appliance.  In August 2003, we began shipping our REO 2000™ series of disk-based products based on technology acquired from Okapi Software, Inc. in June 2003.  In May 2004, we began shipping our second-generation REO 4000™ disk-based products, which replaced our REO 2000 product, and in July 2004 we announced the availability of the REO 1000™, the industry’s first disk-based alternative to entry-level tape autoloaders.  In September 2004, we announced the REO 9000™, a larger platform to address the enterprise market.

On the tape automation side of our business, in January 2004, we began shipping our newest and largest tape library, the NEO 8000.  Built on the NEO architecture and designed for larger data centers, the NEO 8000 offers performance, scalability, data availability and field-proven technology, combining high-end functionality with mid-range affordability.

In September 2004, we announced our plan to outsource all of our manufacturing and certain related activities.  As a result, we plan to transfer all of our manufacturing operations, currently located in California, to an outsource manufacturer by the end of June 2005.

As a result of these events, we expect to incur between $2.5 million and $3.0 million of pretax charges for severance costs and other obligations.  We expect these costs to begin late in the second quarter of fiscal year 2005 and to continue through the second quarter of fiscal year 2006, with the bulk of the costs incurred during the third and fourth quarters of fiscal year 2005.  As of September 30, 2004, the contract with the outsource manufacturer was still being negotiated, no employees had been notified of termination dates or benefits and all manufacturing assets were still in service.  Therefore, no expense related to the outsource activities was recorded during the first quarter of fiscal year 2005.

Risk Factors

Our business is highly dependent on our level of sales to one major customer.

Hewlett Packard, including the former Compaq which HP acquired in May 2002, has been our largest customer accounting for approximately 59% of net revenues in fiscal year 2004, 58% of net revenues in fiscal year 2003 and 62% of net revenues in fiscal year 2002.  No other customer accounted for more than 10% of net revenues during the three months ended September 30, 2004.

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

We are planning to transition our manufacturing operations to an outsourced provider.

In September 2004, we announced our intention to outsource our manufacturing to a third party manufacturer located in the U.S.  Our transition to an outsourced project is a complex task. If not properly executed, delays in transition may occur, product quality may decline and product cost may increase. If our manufacturer is unable or unwilling to complete the transition in a timely and satisfactory manner, we may be required to continue to manufacture longer than originally intended or to locate an acceptable alternative manufacturer.  Assuming a successful transition is completed, we still may have to change to another manufacturer because of problems with delivery schedules, manufacturing quality, product costs or other factors.  In addition to the above, reliance on outsourced manufacturing involves a number of risks, including reduced control over delivery schedules, manufacturing quality and product costs.  Any problems associated with the matters discussed above could result in significant expense, delays in shipment, a significant loss of potential revenues and may adversely impact the market price of our common stock

Our international operations are important to our business and involve unique risks.

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

Furthermore, we cannot assure that we will be able to comply with changes in foreign standards in the future, even though we endeavor to meet standards established by foreign regulatory bodies.  Our inability to design products that comply with foreign standards could have a material adverse affect on our business, liquidity, results of operation and financial position.

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

We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws to protect our intellectual property rights.  These rights, however, may not prevent competitors from developing products that are substantially equivalent or superior to our products. To the extent we have or obtain patents, such patents may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, current or future patent applications may not result in the issuance of patents in the U.S. or foreign countries.  In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as U.S. laws.  Furthermore, competitors may independently develop similar products, duplicate our products or, if patents are issued to us, design around these patents.

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

In August 2003 we began shipping our REO 2000 of disk-based products based on technology acquired from Okapi Software, Inc.  In May 2004, we began shipping our next-generation REO 4000 product and in July of 2004 we announced the availability of the REO 1000, the industry’s first disk-based alternative to entry-level tape loaders.

The success of these new products is uncertain and subject to significant risks, any of which could have a material adverse effect on our business, liquidity, results of operation and financial position.  We must commit significant resources to these new products before determining whether they will result in any success.  In addition, these products are somewhat dependent upon the general industry acceptance and adoption of the new iSCSI standard.  If these new products are not adopted by customers or do not achieve anticipated sales levels, any related intangible assets we have recorded may be impaired.  Such impairment would result in a charge against earnings in the period for which impairment is determined to exist, and reduce our assets and shareholders’ equity.

We have limited experience in the development, marketing or sale of disk-based products, and this area is new to many of our personnel.  We will need to continuously update and periodically upgrade these products to stay competitive.  Any delay in the commercial release of new or enhanced disk-based products could result in a significant loss of potential revenues and may adversely impact the market price of our common stock.

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

At September 30, 2004, our credit facility consisted of a $10.0 million revolving line of credit for working capital purposes which expires on November 30, 2004. At September 30, 2004, no amounts were outstanding under the line of credit.  The line of credit is collateralized by a general security interest in our assets.  If we were to default under our credit facility, then the lender would have the right to accelerate the indebtedness outstanding under our credit facility and foreclose on our assets in order to satisfy our indebtedness.  A foreclosure could have a material adverse effect on our business, liquidity, results of operation and financial position.

Our evaluation of internal controls and remediation of potential problems will be costly and time consuming and could expose weaknesses in our financial reporting.

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require us to provide our assessment of the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2005.  Our Independent Registered Public Accounting Firm will be required to confirm in writing whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe we maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005.

To date and going forward, this process has been, and will continue to be, both expensive and time consuming requiring significant attention of management.  We cannot assure you that we will not discover material weaknesses in our internal controls.  We also cannot assure you that we will complete the process of our evaluation and the Independent Registered Public Accounting Firm’s attestation on time.  If we do discover a material weakness, corrective action may be time consuming, costly and further divert the attention of management.  The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Revenue Recognition

Revenue on direct product sales (excluding sales to commercial distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy.  Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection.  Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At September 30, 2004, $915,000 of product had been shipped to our commercial distributors, but not yet shipped to their ultimate customers. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, we record the sale.

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

Warranty Obligations

We generally provide a three year advance replacement return-to-factory warranty on our NEO Series®, PowerLoader®, and LoaderXpress® products.  We also provide on-site service for the first warranty year of the NEO Series products located in the United States and Canada, for which we contract with third-party service providers.  For most products, we offer a program called XchangeNOW® as part of our return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request.  The customer ships the defective unit back to us using the shipping materials from the replacement unit.  Separately priced on-site warranties are offered for sale to customers of other product lines.

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

	Three Months Ended
	September 30,
	2004	2003
Net revenues	100.0%	100.0%
Cost of revenues	73.1	72.5
Gross profit	26.9	27.5

Operating expenses:
Sales and marketing	13.1	13.9
Research and development	4.9	3.2
General and administrative	4.4	4.5
Total operating expenses	22.4	21.6

Income (loss) from operations	4.5	5.9
Other income:
Interest income, net	0.5	0.1
Other expense, net	0.1	—

Income (loss) before income taxes	5.1	6.0
Provision (benefit) for income taxes	1.9	2.1

Net income (loss)	3.2%	3.9%

For the three months ended September 30, 2004 and 2003

Net Revenues. Net revenues of $59.5 million in the first quarter of fiscal year 2005 were $3.0 million or 5.2% above net revenues of $56.6 million in the first quarter of fiscal year 2004. Revenues from our OEM customers, as a group, during the first quarter of fiscal year 2005 remained relatively flat when compared to the first quarter of fiscal year 2004.  Revenues from HP during the first quarter of fiscal year 2005 fell $1.7 million or 4.9% when compared to the same period of fiscal year 2004.  However, during the three months ended September 30, 2004, revenues from IBM increased $1.2 million or 49.1% over the comparable period of the prior fiscal year.  Sales to HP accounted for 54.3% of net revenues in the first quarter of fiscal year 2005, compared to 60.0% in the first quarter of fiscal year 2004.

Net revenues from Overland branded products during the first quarter of fiscal year 2005 grew 19.1% over the first quarter of fiscal year 2004 from $19.1 million to $22.7 million.  This increase was driven by a $1.2 million increase in revenue from our disk-based products, primarily in North America, a $1.1 million increase in revenue from our private label business in Asia and shipments under a large contract with a European governmental agency.

VR2 revenues during the first quarter of fiscal year 2005 amounted to $518,000 and were comprised of royalties of $443,000 and engineering service fees of $75,000. VR2 revenues during the first quarter of fiscal year 2004 amounted to $613,000 and were comprised of royalties of $408,000 and chip sales of $205,000 recorded as product sales.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended
	September 30,
	2003	2002
Library products:
NEO SERIES	72.6%	68.4%
Loaders	9.5	10.8
	82.1	79.2
Other:
Spare parts, controllers, other	14.7	19.3
Disk-based	2.3	0.4
VR2 royalties and services	0.9	1.1
	100.0%	100.0%

Gross Profit.  Gross profit amounted to $16.0 million in the first quarter of fiscal year 2005, an increase of $440,000 or 2.8% from $15.6 million in the first quarter of fiscal year 2004, resulting primarily from the increased sales volumes.  The gross margin percentage decreased to 26.9% in the first quarter of fiscal year 2005 from 27.5% in the first quarter of fiscal year 2004.  The decrease in gross margin percentage was due to average selling prices declining faster than unit product costs, primarily in the branded channel as we faced increased pricing pressures, combined with an increase in warranty costs as a result of more products under warranty compared to the prior year.  For the remainder of fiscal year 2005, we expect our gross margin percentage to improve over the course of the year and approach 29% by the fourth quarter.  This projection anticipates rapid growth in sales of our REO products, all of which are expected to be sold on a higher-margin branded basis rather than through a combination of OEM and branded customers.  This expectation of gross margin is subject to risks and uncertainties more fully discussed under the heading “Risk Factors” above, including but not limited to those under the heading “Our new disk-based products involve many significant risks.”

Sales and Marketing Expense. Sales and marketing expense amounted to $7.8 million, representing 13.1% of net revenues in the first quarter of fiscal year 2005, essentially flat when compared to $7.9 million or 13.9% of net revenues in the first quarter of fiscal year 2004.  We expect sales and marketing expense in the second quarter of fiscal year 2005 to grow approximately 23% over the first quarter.  This growth includes the cost of our annual reseller conference and the continued expansion of our branded sales force.

Research and Development Expense. Research and development expense was $2.9 million, representing 4.9% of net revenues in the first quarter of fiscal year 2005, was up significantly compared to $1.8 million or 3.2% of net revenues in the first quarter of fiscal year 2004.  The increase in research and development spending included a one-time cost of approximately $400,000 related to outside design services for a new tape automation product and continued investment in our REO development.  While the outside design service costs will not recur, we do plan to significantly increase our REO development team during 2005 to ensure a steady flow of new products.

General and Administrative Expense. General and administrative expense amounted to $2.6 million, representing 4.4% of net revenues in the first quarter of fiscal year 2005, relatively flat compared to $2.6 million or 4.5% of net revenues in the first quarter of fiscal year 2004.  We expect general and administrative expense to remain relatively flat for the remainder of fiscal year 2005.

Interest Income, net. During the first quarter of fiscal year 2005, we generated net interest income of $274,000 compared to $96,000 during the same period of the prior fiscal year.  This increase was due to higher average cash balances and the absence of debt in the 20056 period.  $3.7 million of debt was outstanding at September 30, 2003.

Income Taxes. Our effective tax rate in the first quarter of fiscal year 2005 was 36.8%, compared to 34.4% for all of fiscal year 2004.  The increase was the result of (i) a higher tax bracket as we expect annual taxable income in fiscal year 2005 to push us over a bracket threshold, (ii) fiscal year 2004 benefited from a return to provision adjustment that we do not expect to repeat in fiscal year 2005, and (iii) a federal tax credit for research and development expired at the end of fiscal year 2004.  We expect our fiscal year 2005 effective tax rate to be approximately 36.2% as a result of the tax credit legislation passed in October 2004.

Liquidity and Capital Resources.  At September 30, 2004, we had $72.7 million of cash, cash equivalents and short-term investments and our unused bank line of credit of $10.0 million.  We believe that these resources will be sufficient to fund our operations and to provide for our growth for the next twelve months and into the foreseeable future.  We have no other unused sources of liquidity at this time.

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

Cash provided by operating activities was $3.3 million for the first quarter of fiscal year 2005 compared to cash used by operating activities of $1.1 million for the first quarter of fiscal year 2004.  In the first quarter of fiscal year 2005, operating cash flows were provided by an increase in accounts payable as a result of the increased level of business and the associated increase of inventory, net income for the period and a decrease in income taxes receivable.  These cash inflows were partially offset by an increase in inventories and accounts receivable, both as a result of the increased business level as compared to the fourth quarter of fiscal year 2004.  In the first quarter of fiscal year 2004, operating cash flows were used to fund increases in accounts receivable and a pay down of accounts payable.  These uses were partially offset by net income for the first quarter of fiscal year 2004 and a decrease in inventory.

Cash used in investing activities was $5.8 million for the first quarter of fiscal year 2005 and $481,000 for the first quarter of fiscal year 2004.  During the first quarter of fiscal year 2005 we purchased $6.3 million of marketable debt securities and received proceeds of $1.3 million from the sale and the maturity of marketable debt securities.  Capital expenditures during the first quarter of fiscal years 2005 and 2004 of $849,000 and $481,000, respectively, were comprised primarily of purchases of computer and related equipment.

Cash provided by financing activities was $614,000 for the first quarter of fiscal year 2005 and $144,000 for the first quarter of fiscal year 2004.  Proceeds from the issuance of common stock under our Employee Stock Purchase Plan and the exercise of stock options were $614,000 and $377,000 in the first quarter of fiscal years 2005 and 2004, respectively.  During fiscal year 2002, we borrowed $4.7 million under a term note agreement to fund capital expenditures associated with the construction of our new headquarter facilities.  During the first quarter of fiscal year 2004, principal payments of $233,000 were made towards the term note.

We have a credit facility consisting of a $10,000,000 revolving line of credit for working capital purposes that expires on November 30, 2004.  The line of credit is collateralized by a general security interest in our assets.  Interest on the line of credit is set at the bank’s prime rate (4.75%atn September 30, 2004) in effect from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%.  The credit facility requires us to comply with several financial and non-financial covenants.  At September 30, 2004, we were in compliance with all covenants under the facility and we expect to remain in compliance through the term of the agreement.  A violation of one or more of these covenants would constitute a default under the credit facility, which would enable the lender, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender’s obligation to extend credit under the credit facility.  At September 30, 2004, no amounts were outstanding under the line of credit.

In August 2004, the Board of Directors authorized the purchase of up to $10,000,000 of our common stock on the open market or through negotiated transactions depending on market price and other factors.

The share repurchase authorization has no stated expiration date.   No shares were repurchased during the three months ended September 30, 2004.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements.

Contractual Obligations

The following schedule summarizes our contractual obligations to make future payments as of September 30, 2004 (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years

Operating Leases	$33,207	$3,280	$6,420	$6,628	$16,879
Purchase Obligations	14,800	14,800	—	—	—
Total Contractual Cash Obligations	$48,007	$18,080	$6,420	$6,628	$16,879

Inflation

Inflation has not had a significant impact on our operations during the periods presented.  Historically we have been able to pass on to our customers’ increases in raw material prices caused by inflation.  If at any time we cannot pass on such increases, our margins could suffer.  Our exposure to the effects of inflation could be magnified by the concentration of our OEM business.

Recent Accounting Pronouncement

In March 2004, the Financial Accounting Standards Board, or FASB, issued EITF issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, as amended, which provides new guidance assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

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

Interest Rate Risk.  All of our fixed income investments are classified as available-for sale and therefore reported on the balance sheet at market value.  Changes in the overall level of interest rates affect our interest income that is generated from our investments.  For the first quarter of fiscal 2005, total interest income was $276,000 with investments yielding an annual average of 1.59% on a worldwide basis.  The interest rate level was up approximately 56 basis points from 1.03% in fiscal 2004.  If a similar change in overall interest rates (56 basis points) were to occur in the remainder of fiscal 2005, our interest income would change approximately $400,000, assuming consistent investment levels.

The table below presents, the cash, cash equivalents and short-term investment balances, related weighted average interest rates and maturities for our investment portfolio at September 30, 2004.  The cash, cash equivalent and investment balances approximate fair value at September 30, 2004 (in thousands):

	Approximate	Weighted Average
	Market value	Interest Rate

Cash and cash equivalents	$56,537	1.35%
Short-term investments (91 days - 2 years)	16,182	3.47%

Total cash, cash equivalents and investments	$72,719	1.82%

The table above includes the United States dollar equivalent of cash, cash equivalents and short-term investments, including $332,000, and $73,000 equivalents denominated in the British Pound Sterling and the Euro, respectively.

Foreign Currency Risk.  We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars.  Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies.  As exchange rates vary, these results when translated may vary from expectations and adversely affect overall results.  The effect of exchange rate fluctuations on foreign currency transactions during the first quarter of fiscal year 2005 was not material.

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

(b)                                 No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OVERLAND STORAGE, INC.

Date: November 12, 2004	By:	/s/	Vernon A. LoForti
Vernon A. LoForti
Vice President, Chief Financial Officer and Secretary