Form 10-Q
period 2004-12-31
OVERLAND STORAGE INC
filed 2005-02-11
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of February 3, 2005, there were 13,951,127 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended December 31, 2004

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Consolidated Condensed Statement of Operations — Three and six months ended December 31, 2004 and 2003

Consolidated Condensed Balance Sheet — December 31, 2004 and June 30, 2004

Consolidated Condensed Statement of Cash Flows — Six months ended December 31, 2004 and 2003

Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signature

PART I  —  FINANCIAL INFORMATION

Item 1.  —  Financial Statements

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenues:
Product sales	$61,853	$67,176	$120,861	$123,315
Royalties & services	672	574	1,190	1,004

Total net revenues	62,525	67,750	122,051	124,319

Cost of revenues	44,707	50,078	88,216	91,070

Gross profit	17,818	17,672	33,835	33,249

Operating expenses:
Sales and marketing	8,901	7,542	16,713	15,393
Research and development	2,465	1,973	5,394	3,783
General and administrative	2,908	2,969	5,520	5,551

Total operating expenses	14,274	12,484	27,627	24,727

Income from operations	3,544	5,188	6,208	8,522

Other income:
Interest income, net	359	113	633	209
Other income, net	18	11	87	1

Income before income taxes	3,921	5,312	6,928	8,732
Provision for income taxes	1,318	1,859	2,425	3,056

Net income	$2,603	$3,453	$4,503	$5,676

Earnings per share:

Basic	$0.19	$0.26	$0.33	$0.43

Diluted	$0.18	$0.24	$0.31	$0.40

Number of shares used in computing earnings per share:

Basic	13,830	13,309	13,782	13,141

Diluted	14,518	14,465	14,375	14,356

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

(In thousands)

	December 31, 2004	June 30, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$54,384	$58,422
Short-term investments	21,719	11,235
Accounts receivable, less allowance for doubtful accounts of $288 and $296, respectively	39,385	33,794
Inventories	18,781	15,126
Deferred income taxes	4,810	4,810
Other current assets	4,615	6,513

Total current assets	143,694	129,900

Property and equipment, net	7,974	7,945
Intangible assets, net	6,059	6,924
Other assets	1,282	590

	$159,009	$145,359

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$14,015	$11,166
Accrued liabilities	9,407	7,542
Accrued payroll and employee compensation	3,895	3,107
Income taxes payable	1,970	1,401
Accrued warranty	4,608	3,577

Total current liabilities	33,895	26,793

Deferred tax liabilities	2,645	2,997
Other liabilities	2,206	2,055

Total liabilities	38,746	31,845

Shareholders’ equity:
Common stock, no par value, 25,000 shares authorized; 13,930 and 13,694 shares issued and outstanding, respectively	75,925	73,573
Accumulated other comprehensive loss	(362)	(256)
Retained earnings	44,700	40,197

Total shareholders’ equity	120,263	113,514

	$159,009	$145,359

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$4,503	$5,676
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,159	2,075
Deferred tax benefit	(352)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,591)	(6,958)
Inventories	(3,655)	445
Accounts payable and accrued liabilities	6,313	3,325
Accrued payroll and employee compensation	788	570
Other, net	1,918	(526)

Net cash provided by operating activities	6,083	4,607

INVESTING ACTIVITIES:
Purchases of short-term investments	(12,777)	—
Proceeds from maturities and sales of short-term investments	2,232	—
Capital expenditures	(1,322)	(966)

Net cash used in investing activities	(11,867)	(966)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(3,957)
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	1,791	4,344

Net cash provided by financing activities	1,791	387

Effect of exchange rate changes on cash	(45)	(26)

Net (decrease) increase in cash and cash equivalents	(4,038)	4,002
Cash and cash equivalents at the beginning of the period	58,422	55,020

Cash and cash equivalents at the end of the period	$54,384	$59,022

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying condensed consolidated financial statements of Overland Storage, Inc. and its subsidiaries (“Overland Storage” or the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  The Company operates its business in one operating segment.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Company’s second fiscal quarter ends on the Sunday closest to December 31.  For ease of presentation, the Company’s, second fiscal quarter end is deemed to be December 31.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 on file with the Securities and Exchange Commission.

Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

Note 2 – Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method.  In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date.  Similarly, the Company has not recognized compensation expense for purchase rights under its qualified Employee Stock Purchase Plan, or ESPP, as the Plan is considered non-compensatory.  Had compensation expense for the Company’s employee stock-based compensation awards been determined based on the fair value at the grant date for awards through December 31, 2004 consistent with the provisions of SFAS No. 123, its after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net income, as reported	$2,603	$3,453	$4,503	$5,676

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(939)	(1,319)	(1,879)	(2,769)

Pro forma net income	$1,664	$2,134	$2,624	$2,907

Earnings per share:

Basic - as reported	$0.19	$0.26	$0.33	$0.43

Basic - pro forma	$0.12	$0.16	$0.19	$0.22

Diluted - as reported	$0.18	$0.24	$0.31	$0.40

Diluted - pro forma	$0.11	$0.15	$0.18	$0.20

Note 3 – Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments (in thousands):

	December 31, 2004	June 30, 2004

Cash	$9,784	$12,397
State and municipal securities	44,600	46,025
Total cash and cash equivalents	54,384	58,422

Asset-backed securities	14,528	3,234
United States government and agency securities	1,980	1,977
State and municipal securities	4,962	5,777
Certificates of deposit	249	247
Total short-term investments	21,719	11,235

Total cash and cash equivalents and short-term investments	$76,103	$69,657

At December 31, 2004, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, are reported at fair value with unrealized gains/losses from changes in fair values reported in other comprehensive income.  Net unrealized losses on the Company’s marketable securities at December 31, 2004 amounted to $95,000.  Fair values of marketable securities are estimated based on quoted market prices for these securities.

Proceeds from the sales of short-term investments during the first six months of fiscal year 2005 and 2004 were $1,087,000 and none, respectively.  A $2,000 gain was realized on those sales for the first six months of fiscal year 2005.

As of December 31, 2004, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months.

As of December 31, 2004, $15,673,000 of the Company’s short-term investments had underlying maturities of between one and two years.  The remaining short-term investments as of December 31, 2004 all had maturities of between three and twelve months.  As of June 30, 2004, $6,285,000 of the Company’s short-term investments had underlying maturities of between one and two years.  The remaining short-term investments as of June 30, 2004 all had maturities of between three and twelve months.

Note 4 — Inventories

Inventories consist of the following (in thousands):

	December 31, 2004	June 30, 2004

Raw materials	$7,839	$6,266
Work-in-process	2,281	2,444
Finished goods	8,661	6,416

	$18,781	$15,126

Note 5 — Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method.  Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 506,152 and 291,750 at December 31, 2004 and 2003, respectively.

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net income	$2,603	$3,453	$4,503	$5,676

BASIC EPS:
Weighted average number of common shares outstanding	13,830	13,309	13,782	13,141

Basic earnings per share	$0.19	$0.26	$0.33	$0.43

DILUTED EPS:
Weighted average number of common shares outstanding	13,830	13,309	13,782	13,141

Common stock equivalents from the issuance of options using the treasury stock method	688	1,156	593	1,215

	14,518	14,465	14,375	14,356

Diluted earnings per share	$0.18	$0.24	$0.31	$0.40

Note 6 – Comprehensive Income

Comprehensive income includes, in addition to net income, foreign currency translation effects and unrealized gains and losses on available-for-sale securities which are charged or credited to accumulated other comprehensive income within shareholders’ equity.

Comprehensive income for the three and six months ended December 31, 2004 and 2003 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net income	$2,603	$3,453	$4,503	$5,676
Foreign currency translation effect	(68)	(30)	(45)	(26)
Unrealized loss on available-for-sale securities	(41)	—	(61)	—

Comprehensive income	$2,494	$3,423	$4,397	$5,650

Note 7 — Bank Borrowings and Debt Arrangements

At December 31, 2004, the Company had a credit facility consisting of a $10,000,000 revolving line of credit for working capital purposes that expires on November 30, 2006.  The line of credit is collateralized by the Company’s assets.  Interest on the line of credit is set at the bank’s prime rate (5.00% at December 31, 2004) in effect from time to time minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants. At December 31, 2004, the Company was in compliance with all covenants under the facility.  At December 31, 2004, no amounts were outstanding under the line of credit.

Note 8 — Accrued Restructuring Charges

Outsource of Manufacturing Operations

During the first quarter of fiscal year 2005, the Company approved a restructuring plan to discontinue manufacturing operations at their California location and transfer such operations to Sanmina-SCI Corporation, a contract manufacturer.  The Company began transferring the manufacturing of all of its product lines to Sanmina in the second quarter of fiscal year 2005.  The Company expects the transition to be completed by end of the fourth quarter of fiscal year 2005.

Under the restructuring plan, the Company expects to terminate approximately 100 full-time employees and an additional 35 temporary employees.  In addition, the Company expects to incur charges associated with excess facilities and other transition expenses.  In total, the Company expects to incur between $2.5 million and $3.0 million of pretax charges related to the transition with the bulk of theses costs occurring during the third and fourth quarters of fiscal year 2005.  The one-time employee termination benefits are expected to be paid during the third and fourth quarters of fiscal year 2005 and the excess facility costs will be paid over the remaining life of the lease, approximately nine years.

One-time Termination benefits are measured at fair value at the communication date and charged to expense ratably over the remaining employee service period as employees are required to work through the service period in order to obtain the termination benefit.  During the second quarter of fiscal year 2005, the Company recorded charges of $538,000 in cost of revenues associated with the transition.  This charge was primarily comprised of an accrual of a pro-rated portion of the one-time termination benefits and other, out of pocket, transition costs which were recorded as incurred.

The following table summarizes charges recorded for these actions (in thousands):

	Employee Related	Other	Total

Restructuring charge	$479	$59	$538

Cash payments	—	(59)	(59)

Accrued restructuring charges at December 31, 2004	$479	$—	$479

Closure of the Longmont Facility

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

The following table summarizes the activity and balances of the accrued restructuring charges, included in accrued liabilities, through December 31, 2004 (in thousands):

	Employee Related	Lease and Facility	Total

Restructuring charge	$159	$204	$363

Cash payments	(159)	(265)	(424)
Adjustments	—	384	384

Accrued restructuring charges at June 30, 2004	—	323	323

Cash payments	—	(104)	(104)

Accrued restructuring charges at December 31, 2004	$—	$219	$219

Note 9 – Guarantees and Purchase Obligations

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

The Company also sells extended on-site warranties for certain products for which revenue is deferred and recognized over the warranty period.

Changes in the liability for product warranty for the six months ended December 31, 2004 and 2003 were as follows (in thousands):

	Six Months Ended December 31,
	2004	2003

Balance at beginning period	$3,577	$2,129

Settlements made during the period	(2,733)	(1,185)
Change in liability for warranties issued during the period	3,442	1,781
Change in liability for preexisting warranties	322	(138)

Balance at end of period	$4,608	$2,587

Changes in the liability for deferred revenue associated with extended warranties for the six months ended December 31, 2004 and 2003 were as follows (in thousands):

	Six Months Ended December 31,
	2004	2003
Balance at beginning period	$3,091	$1,458

Settlements made during the period	(1,669)	(970)
Change in liability for warranties issued during the period	2,835	1,646
Change in liability for preexisting warranties	(145)	(131)

Balance at end of period	$4,112	$2,003

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

The Company has agreements with suppliers to purchase inventory and other goods and services and estimates its noncancelable obligations under these agreements to be approximately $12,900,000 in the next twelve months.

Note 10 – Intangible Assets

At December 31, 2004, the Company had intangible assets net of accumulated amortization of $6,059,000 and $6,924,000 at December 31, 2004 and June 30, 2004, respectively, consisting solely of the technology purchased in the acquisition of Okapi Software, Inc. during fiscal year 2003.  During the three months ended December 31, 2004 and 2003, $433,000 and $449,000 were amortized, respectively.  The Okapi technology is being amortized over five years.

Estimated annual amortization expense for this intangible asset will be approximately $1,700,000.

Note 11 – Common Stock

On August 11, 2004, the Board of Directors authorized the purchase of up to $10,000,000 of the Company’s common stock on the open market or through negotiated transactions.  This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors.  The share repurchase authorization has no stated expiration date.  During the three months ended December 31, 2004, no shares were repurchased.

During the six months ended December 31, 2004, employees exercised stock options to purchase 236,201 shares of common stock for a total of approximately $1,791,000.  The Company recorded an increase in additional paid-in capital of approximately $560,000 as a result of the income tax benefit related to these stock option exercises and disqualifying dispositions of previously exercised stock options.

Note 12 – Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board, or FASB, issued EITF issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, as amended, which provides new guidance assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1, however, the disclosure requirements remain effective for annual periods ending after June 15, 2004.  The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

In November 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, 151, “Inventory Costs - An amendment of ARB No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and must be applied prospectively. The Company believes that its current accounting policies comply with the new rules and the adoption of this statement will not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position, or FSP, 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FSP provides guidance on the application of FASB Statement 109, “Accounting for Income Taxes”, to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. According to FSP 109-1, the deduction should be accounted for as a special deduction in accordance with Statement 109. The Company is reviewing the potential impact of the deduction for fiscal 2006.

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, effective upon issuance. The American Jobs Creation Act of 2004 provides for an elective one-time tax deduction of 85% on certain foreign earnings that are repatriated. The Company believes that the deduction will have no impact on the Company’s consolidated financial position or results of operations

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, to expand and clarify SFAS 123, “Accounting for Stock-Based Compensation,” in several areas. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. SFAS 123(R) is effective beginning in the first quarter of fiscal 2006. The Company is currently evaluating the method of adoption and the impact of FAS 123(R) on the Company’s financial position and results of operations, which is expected to be material. The Company is also evaluating the form of any stock based incentive compensation it may offer in the future.

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

In June 2003, we acquired Okapi Software, Inc., a privately-owned company based in San Diego, California.  Through this acquisition, we entered the emerging market of intelligent, disk-based appliances based on iSCSI and Serial ATA disk technologies.  We have been shipping disk-based appliances since August 2003.

We also license an internally developed and patented tape encoding technology under the name Variable Rate Randomizer or “VR2®” that is used by tape drive manufacturers to increase the capacity and performance of their products.

In the second quarter of fiscal 2005, revenues decreased by 8%, compared to the second quarter of fiscal year 2004, and net income and earnings per share both fell by 25%.  Our performance reflects a 20% decrease in revenues from our OEM customers partially offset by 20% revenue growth from our branded channel customers.  Our largest customer accounted for approximately 51% of total net revenues in the second quarter of fiscal 2005, down from 60% during the comparable period of fiscal 2004.  Our gross profit margin increased from 26.1% in the second quarter of fiscal 2004 to 28.5% in the second quarter of fiscal 2005.  We increased our gross profit despite incurring $538,000 of transition costs related to the outsourcing of our manufacturing process.  This increase was due primarily to the combination of a higher concentration of higher margin branded products versus lower margin OEM products and cost reduction efforts outpacing the decline in average selling prices.  While we experienced a decline in revenues and only a 1% increase in gross profit, operating expenses grew by 14%.  The spending increase was in (i) sales and marketing, reflecting our continued investment in our branded sales channel and (ii) research and development which included the cost for outside design services related to a new tape automation product and continued investment in our REO™ development.

During the second quarter of fiscal 2005 we produced positive cash flow that added $3.4 million to our cash and investment balances.  We achieved this positive cash flow despite an increase in accounts receivable of 6% related to the increased level of business over the first quarter of fiscal year 2005.  We ended the quarter with approximately $76 million of cash and investments on hand and no outstanding debt.

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

We achieved a number of major milestones during fiscal 2004 centered around our new REO disk-based appliance.  In August 2003, we began shipping our REO 2000™ series of disk-based products based on technology acquired from Okapi Software, Inc. in June 2003.  In May 2004, we began shipping our second-generation REO 4000™ disk-based products, which replaced our REO 2000 product, and in July 2004 we announced the availability of the REO 1000™, the industry’s first disk-based alternative to entry-level tape autoloaders.  In October 2004, we began shipping the REO 9000™, a larger platform to address the enterprise market.

On the tape automation side of our business, in January 2004, we began shipping our newest and largest tape library, the NEO 8000.  Built on the NEO architecture and designed for larger data centers, the NEO 8000 offers performance, scalability, data availability and field-proven technology, combining high-end functionality with mid-range affordability.

In September 2004, we announced that in order to enhance our strategic competitiveness and increase our flexibility we plan to outsource all of our manufacturing and certain related activities. In November 2004, we began to outsource all of our manufacturing, currently located in California, to a U.S. third party manufacturer.  We expect to transfer all of our manufacturing operations by the end of the fourth quarter of fiscal 2005.

As a result of these events, we expect to incur between $2.5 million and $3.0 million of pretax charges for severance costs and other obligations.  We recorded $538,000 of these charges late in the second quarter of fiscal year 2005 as a cost of revenue.  We expect these costs to continue through the end of fiscal year 2005, with the bulk of the costs incurred during the third and fourth quarters of fiscal year 2005.  In November 2005, the contract with the outsource manufacturer was finalized and all employees had been notified of termination dates and benefits.  The results for the second quarter of fiscal year 2005 include an accrual of $479,000, representing a pro-rata portion of the one-time termination benefits and $59,000 of other transition costs which are recorded as incurred.

Risk Factors

Our business is highly dependent on our level of sales to one major customer.

Hewlett Packard, including the former Compaq which HP acquired in May 2002, has been our largest customer accounting for approximately 52% of net revenues in the six months ended December 31, 2004, 59% of net revenues in fiscal year 2004, 58% of net revenues in fiscal year 2003 and 62% of net revenues in fiscal year 2002.  No other customer accounted for more than 10% of net revenues during the three or six months ended December 31, 2004.

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

We are in the process of transitioning our manufacturing operations to a single third party manufacturer.

In November 2004, we entered into a manufacturing services agreement with Sanmina –SCI Corporation under which we have agreed to outsource the manufacturing of all our products exclusively to Sanmina, which is located in Rapid City, South Dakota.  We began the transition of our manufacturing to Sanmina in the second quarter of fiscal year 2005 and anticipate the full transfer to occur by June 30, 2005. If this transition is not properly executed, delays may occur, product quality may decline and product cost may increase. If Sanmina is unable or unwilling to complete the transition in a timely and satisfactory manner, we may be required to continue to manufacture longer than originally intended or to locate an acceptable alternative manufacturer.  Assuming a successful transition is completed, we still may have to change to another manufacturer because of problems with delivery schedules, manufacturing quality, product costs or other factors.  In addition to the above, reliance on outsourced manufacturing involves a number of risks, including reduced control over delivery schedules, manufacturing quality and product costs.  Any problems associated with the matters discussed above could result in significant expense, delays in shipment, a significant loss of potential revenues and may adversely impact the market price of our common stock

In addition, we expect to purchase all of our products from Sanmina on a purchase order basis.  Sanmina is not obligated to accept every purchase order we submit and therefore may elect not to supply products to us on the terms we request, including terms related to specific quantities, pricing or timing of deliveries.  If Sanmina were to refuse to fulfill our purchase orders on terms that we request or on terms that would enable us to recover our expenses and make a profit, we may lose sales or experience reduced margins, either of which would adversely affect our results of operations.  If Sanmina were to cease manufacturing our products on acceptable terms, we might not be able to identify and secure the services of a new third party manufacturer in a timely manner or on commercially reasonable terms.

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

We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws to protect our intellectual property rights.  These rights, however, may not prevent competitors from developing products that are substantially equivalent or superior to our products. To the extent we have or obtain patents, such patents may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, current or future patent applications may not result in the issuance of patents in the U. S. or foreign countries.  In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as U.S. laws.  Furthermore, competitors may independently develop similar products, duplicate our products or, if patents are issued to us, design around these patents.

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

In August 2003 we began shipping our REO 2000 of disk-based products based on technology acquired from Okapi Software, Inc.  In May 2004, we began shipping our next-generation REO 4000 product and in July of 2004 we announced the availability of the REO 1000, the industry’s first disk-based alternative to entry-level tape loaders. In October 2004, we began shipping the REO 9000, a larger platform to address the enterprise market.

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

At December 31, 2004, our credit facility consisted of a $10.0 million revolving line of credit for working capital purposes which expires on November 30, 2006. At December 31, 2004, no amounts were outstanding under the line of credit.  The line of credit is collateralized by a general security interest in our assets.  If we were to default under our credit facility, then the lender would have the right to accelerate the indebtedness outstanding under our credit facility and foreclose on our assets in order to satisfy our indebtedness.  A foreclosure could have a material adverse effect on our business, liquidity, results of operation and financial position.

Our evaluation of internal controls and remediation of potential problems will be costly and time consuming and could expose weaknesses in our financial reporting.

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require us to provide our assessment of the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2005.  Our Independent Registered Public Accounting Firm will be required to opine on whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe we maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005.

To date and going forward, this process has been, and will continue to be, both expensive and time consuming requiring significant attention of management.  We cannot assure you that we will not discover material weaknesses in our internal controls.  We also cannot assure you that we will complete the process of our evaluation and attestation on time.  If we do discover a material weakness, corrective action may be time consuming, costly and further divert the attention of management.  The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Revenue Recognition

Revenue on direct product sales (excluding sales to commercial distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy.  Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection.  Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At December 31, 2004, $1.0 million of revenue was deferred for product that had been shipped to our commercial distributors, but not yet shipped to their ultimate customers. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, we record the sale.

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

	Three Months Ended December 31,		SIx Months Ended December 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	71.5	73.9	72.3	73.3
Gross profit	28.5	26.1	27.7	26.7

Operating expenses:
Sales and marketing	14.2	11.1	13.7	12.4
Research and development	3.9	2.9	4.4	3.0
General and administrative	4.7	4.4	4.5	4.5
Total operating expenses	22.8	18.4	22.6	19.9

Income from operations	5.7	7.7	5.1	6.8
Other income:
Interest income, net	0.6	0.2	0.5	0.2
Other income, net	—	—	0.1	—

Income before income taxes	6.3	7.9	5.7	7.0
Provision for income taxes	2.1	2.8	2.0	2.4

Net income	4.2%	5.1%	3.7%	4.6%

For the three months ended December 31, 2004 and 2003

Net Revenues. Net revenues of $62.5 million in the second quarter of fiscal year 2005 were $5.2 million or 7.7% below net revenues of $67.8 million in the second quarter of fiscal year 2004. Revenues from our OEM customers, as a group, during the second quarter of fiscal year 2005 remained relatively flat when compared to the first quarter of fiscal year 2005.  However, when compared to the second quarter of fiscal year 2004, revenues from our OEM customers during the second quarter of fiscal year 2005 fell $9.4 million or 20.7%.  This decrease was due solely to the decline in revenue from HP.  Sales to HP accounted for 51% of net revenues in the second quarter of fiscal year 2005, compared to 60% in the second quarter of fiscal year 2004.

Net revenues from Overland branded products during the second quarter of fiscal year 2005 grew 20.1% over the second quarter of fiscal year 2004 from $21.3 million to $25.6 million.  This increase was driven by a $2.6 million increase in revenue from our disk-based products, primarily in North America, and $1.7 million in revenue, from our Europe, Middle East and Africa, or EMEA channel from shipments under a large contract with a European governmental agency.

VR2 revenues during the second quarter of fiscal year 2005 amounted to $897,000 and were comprised of royalties of $672,000 and chip sales, which are recorded as product sales, of $225,000. VR2 revenues during the second quarter of fiscal year 2004 amounted to $1.0 million and were comprised of royalties of $574,000 and chip sales of $454,000.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Library products:
Neo series	67.9%	71.2%	70.2%	70.0%
Loaders	9.2	9.6	9.4	10.1
	77.1	80.8	79.6	80.1

Other:
Spare parts, controllers, other	16.9	17.3	15.7	18.2
Disk-based	4.6	0.4	3.5	0.4
VR2 royalties and services	1.4	1.5	1.2	1.3
	100.0%	100.0%	100.0%	100.0%

Gross Profit.  Gross profit amounted to $17.8 million in the second quarter of fiscal year 2005, an increase of $146,000 or 0.8% from $17.7 million in the second quarter of fiscal year 2004.  The gross margin percentage increased to 28.5% in the second quarter of fiscal year 2005 from 26.1% in the second quarter of fiscal year 2004.  Gross profit for the second quarter of fiscal year 2005 included a $538,000 expense associated with transition of our manufacturing to an outsourced provider.  The increase in gross margin percentage was due to the combination of a higher concentration of higher margin branded products versus lower margin OEM products and cost reduction efforts outpacing the decline in average selling prices.  Partially offsetting the favorable channel mix and cost reduction efforts were relatively fixed overhead costs spread over fewer units produced and an increase in warranty cost as a result of more products under warranty compared to the prior year period.  For the third quarter of fiscal year 2005, we expect our gross margin percentage, exclusive of any outsource manufacturing transition costs, to decrease.  This projection anticipates rapid growth in sales of our REO products, all of which are expected to be sold on a higher-margin branded basis rather than through a combination of OEM and branded customers.  This expectation of gross margin is subject to risks and uncertainties more fully discussed under the heading “Risk Factors” above, including but not limited to those under the heading “Our new disk-based products involve many significant risks.”

Sales and Marketing Expense. Sales and marketing expense amounted to $8.9 million, representing 14.2% of net revenues in the second quarter of fiscal year 2005, compared to $7.5 million or 11.1% of net revenues in the second quarter of fiscal year 2004.  This growth included the cost of our annual reseller conference and the continued expansion of our branded sales force.  We expect sales and marketing expenses to decline to fiscal year 2005 first quarter levels and remain there for the remainder of fiscal year 2005.

Research and Development Expense. Research and development expense was $2.5 million, representing 3.9% of net revenues in the second quarter of fiscal year 2005, compared to $2.0 million or 2.9% of net revenues in the second quarter of fiscal year 2004.  The increase in research and development spending included a one-time cost of approximately $200,000 related to outside design services for a new tape automation product and continued investment in our REO development.  While the outside design service costs were essentially complete at the end of the second quarter of fiscal year 2005, we plan to increase our REO development team during 2005 to ensure a steady flow of new products.

General and Administrative Expense. General and administrative expense of $2.9 million, representing 4.7% of net revenues in the second quarter of fiscal year 2005,was relatively flat compared to $3.0 million or 4.4% of net revenues in the second quarter of fiscal year 2004. In the second quarter of fiscal year 2005, legal fees declined due the settlement in April 2004 of the Raytheon patent infringement lawsuit.  However, the increase in consulting fees associated with Sarbanes-Oxley compliance directly offset this decrease.  We expect general and administrative expense to remain relatively flat for the remainder of fiscal year 2005.

Interest Income, net. During the second quarter of fiscal year 2005, we generated net interest income of $359,000 compared to $113,000 during the same period of the prior fiscal year.  This increase was due primarily to higher average cash balances combined with higher average yields when compared to the 2004 period.

Income Taxes. Our effective tax rate in the second quarter of fiscal year 2005 was 33.6% compared to 34.4% for all of fiscal year 2004.  The decrease was the result of revisions to our estimated annual effective tax rate for the year which reflects (i) an increase in estimated tax exempt interest income, and (ii) estimated federal tax credit for research and development (as tax credit was reinstated in October 2004).  Therefore the second quarter of fiscal year 2005 includes the research and development credit for both the first and second quarter of fiscal year 2005.  We expect our fiscal year 2005 effective tax rate to be approximately 35.0%.

For the six months ended December 31, 2004 and 2003

Net Revenues. Net revenues of $122.0 million in the first six months of fiscal year 2005 were $2.3 million or 1.8% below net revenues of $124.3 million in the first six months of fiscal year 2004. Revenues from our OEM customers, as a group, during the first six months of fiscal year 2005 fell $10.0 million or 12.1% compared to the first six months of fiscal year 2004.  This decrease was due primarily to a decline in revenues from HP.  Sales to HP accounted for 52% of net revenues in the first six months of fiscal year 2005, compared to 60% in the first six months of fiscal year 2004.

Net revenues from Overland branded products during the first six months of fiscal year 2005 grew 19.6% over the first six months of fiscal year 2004 from $40.4 million to $48.3 million.  This increase was driven by a $3.7 million increase in revenue from our disk-based products, primarily in North America and $3.3 million increase in revenue from our EMEA channel from shipments under a large contract with a European governmental agency.

VR2 revenues during the first six months of fiscal year 2005 amounted to $1.4 million and were comprised of royalties of $1.1 million, chip sales of $225,000 and engineering service fees of $75,000. VR2 revenues during the first six months of fiscal year 2004 amounted to $1.7 million and were comprised of royalties of $1.0 million and chip sales of $659,000.

Gross Profit.  Gross profit amounted to $33.8 million in the first six months of fiscal year 2005, an increase of $586,000 or 1.8% from $33.2 million in the first six months of fiscal year 2004.  The gross margin percentage increased to 27.7% in the first six months of fiscal year 2005 from 26.7% in the first six months of fiscal year 2004.  Gross profit for the first six months of fiscal year 2005 included a $538,000 expense associated with transition of our manufacturing to an outsourced provider.  The increase in gross margin percentage was due to the combination of a higher concentration of higher margin branded products versus lower margin OEM products and cost reduction efforts outpacing the decline in average selling prices.  Partially offsetting the favorable channel mix and cost reduction efforts were relatively fixed overhead costs spread over fewer units produced and an increase in warranty cost as a result of more products under warranty compared to the prior year period.

Sales and Marketing Expense. Sales and marketing expense amounted to $16.7 million, representing 13.7% of net revenues in the first six months of fiscal year 2005, compared to $15.4 million or 12.4% of net revenues in the first six months of fiscal year 2004.  This growth was driven primarily by our continued expansion of our branded sales force.

Research and Development Expense. Research and development expense was $5.4 million, representing 4.4% of net revenues in the first six months of fiscal year 2005, compared to $3.8 million or 3.0% of net revenues in the first six months of fiscal year 2004.  The increase in research and development spending included a cost of approximately $600,000 related to outside design services for a new tape automation product and continued investment in REO development.

General and Administrative Expense. General and administrative expense of $5.5 million, representing 4.5% of net revenues in the first six months of fiscal year 2005, was relatively flat compared to $5.6 million or 4.5% of net revenues in the first six months of fiscal year 2004.  In the first six months of fiscal year 2005, legal fees declined due the settlement in April 2004 of the Raytheon patent infringement lawsuit.  However, the increase in consulting fees associated with Sarbanes-Oxley compliance directly offset this decrease.

Interest Income, net. During the first six months of fiscal year 2005, we generated net interest income of $633,000 compared to $209,000 during the same period of the prior fiscal year.  This increase was due primarily to higher average cash balances combined with higher average yields when compared to the 2004 period.  Also contributing to the increase was the absence of debt in the 2005 period

Income Taxes. Our effective tax rate in the first six months of fiscal year 2005 was 35.0%, compared to 34.4% for all of fiscal year 2004.  The increase was primarily the result of a higher tax bracket as we expect annual taxable income for fiscal year 2005 to push us over a bracket threshold.

Liquidity and Capital Resources.  At December 31, 2004, we had $76.1 million of cash, cash equivalents and short-term investments.  In addition, we have an unused bank line of credit of $10.0 million.  We believe that these resources will be sufficient to fund our operations and to provide for our growth for the next twelve months and into the foreseeable future.  We have no other unused sources of liquidity at this time.

Our primary source of liquidity since going public in 1997 has been cash generated from operations. In the fourth quarter of fiscal year 2003, we raised an aggregate of $20.6 million in net proceeds through the sale of our common stock.

Cash provided by operating activities was $6.1 million for the first six months of fiscal year 2005 compared to $4.6 million for the first six months of fiscal year 2004.  In the first six months of fiscal year 2005, operating cash flows were provided by an increase in accounts payable as a result of the increased level of business compared to the fourth quarter of fiscal year 2004 and the associated increase of inventory, net income for the period and a decrease in income taxes receivable.  These cash inflows were partially offset by an increase in inventories and accounts receivable, both as a result of the increased business level as compared to the fourth quarter of fiscal year 2004.  In the first six months of fiscal year 2004, operating cash flows were provided by net income for the period and an increase in accounts payable.  These sources were partially offset by a use of cash to fund an increase in accounts receivable as a result of the increased revenue in the second quarter of fiscal year 2004.

Cash used in investing activities was $11.9 million for the first six months of fiscal year 2005 compared to $1.0 million for the first six months of fiscal year 2004.  During the first six months of fiscal year 2005, we purchased $12.8 million of marketable debt securities and received proceeds of $2.2 million from the sale and the maturity of marketable debt securities.  Capital expenditures during the first six months of fiscal years 2005 and 2004 of $1.3 million and $1.0 million, respectively, were comprised primarily of purchases of computer and related equipment.

Cash provided by financing activities was $1.8 million for the first six months of fiscal year 2005 compared to $387,000 for the first six months of fiscal year 2004.  Proceeds from the issuance of common stock under our Employee Stock Purchase Plan and the exercise of stock options were $1.8 million and $4.3 million in the first six months of fiscal years 2005 and 2004, respectively.  During fiscal year 2002, we borrowed $4.7 million under a term note agreement to fund capital expenditures associated with the construction of our new headquarter facilities.  During the first six months of fiscal year 2004, principal payments of $4.0 million, representing the entire outstanding balance, were made towards the term note.

We have a credit facility consisting of a $10,000,000 revolving line of credit for working capital purposes that expires on November 30, 2006.  The line of credit is collateralized by a general security interest in our assets.  Interest on the line of credit is set at the bank’s prime rate (5.00% at December 31, 2004) in effect from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%.  The credit facility requires us to comply with several financial and non-financial covenants.  At December 31, 2004, we were in compliance with all covenants under the facility and we expect to remain in compliance through the term of the agreement.  A violation of one or more of these covenants would constitute a default under the credit facility, which would enable the lender, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender’s obligation to extend credit under the credit facility.  At December 31, 2004, no amounts were outstanding under the line of credit.

In August 2004, the Board of Directors authorized the purchase of up to $10,000,000 of our common stock on the open market or through negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date.   No shares were repurchased during the three months ended December 31, 2004.

In November 2004, we began to outsource all of our manufacturing, currently located in California, to a Sanmina, U.S. third party manufacturer.  We expect to transfer all of our manufacturing operations by the end of the fourth quarter of fiscal 2005.  As a result of these events, we expect to incur between $2.5 million and $3.0 million of pretax charges for one-time termination benefits, excess facilities and other transition expenses.  The one-time employee termination benefits and other transition expenses are expected to be paid during the third and fourth quarters of fiscal year 2005 and the excess facility costs will be paid over the remaining life of the lease, approximately nine years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements.

Contractual Obligations

We have summarized our significant financial contractual obligations as of June 30, 2004 in our Annual Report on Form 10-K for the year ended June 30, 2004. There have been no subsequent material changes to our contractual obligations from that date with the exception of the one-time severance benefits associated with the transition of our manufacturing operations to Sanmina.

Inflation

Inflation has not had a significant impact on our operations during the periods presented.  Historically we have been able to pass on to our customers’ increases in raw material prices caused by inflation.  If at any time we cannot pass on such increases, our margins could suffer.  Our exposure to the effects of inflation could be magnified by the concentration of our OEM business.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board, or FASB, issued EITF issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, as amended, which provides new guidance assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1, however, the disclosure requirements remain effective for annual periods ending after June 15, 2004.  The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

In November 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, 151, “Inventory Costs - An amendment of ARB No. 43, Chapter 4”. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and must be applied prospectively. The Company believes that its current accounting policies comply with the new rules and the adoption of this statement will not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position, or FSP, 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FSP provides guidance on the application of FASB Statement 109, “Accounting for Income Taxes”, to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. According to FSP 109-1, the deduction should be accounted for as a special deduction in accordance with Statement 109. The Company is reviewing the potential impact of the deduction for fiscal 2006.

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, effective upon issuance. The American Jobs Creation Act of 2004 provides for an elective one-time tax deduction of 85% on certain foreign earnings that are repatriated. The Company believes that the deduction will have no impact on the Company’s consolidated financial position or results of operations

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, to expand and clarify SFAS 123, “Accounting for Stock-Based Compensation,” in several areas. SFAS 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. SFAS 123(R) is effective beginning in the first quarter of fiscal 2006. The Company is currently evaluating the method of adoption and the impact of FAS 123(R) on the Company’s financial position and results of operations, which is expected to be material. The Company is also evaluating the form of any stock based incentive compensation it may offer in the future.

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

Interest Rate Risk.  All of our fixed income investments are classified as available-for sale and therefore reported on the balance sheet at market value.  Changes in the overall level of interest rates affect our interest income that is generated from our investments.  For the second quarter of fiscal 2005, total interest income was $359,000 with investments yielding an annual average of 1.98% on a worldwide basis.  The interest rate level was up approximately 95 basis points from 1.03% in fiscal 2004.  If a similar change in overall interest rates (95 basis points) were to occur in the remainder of fiscal 2005, our interest income would change approximately $350,000, assuming consistent investment levels.

The table below presents, the cash, cash equivalents and short-term investment balances, related weighted average interest rates and maturities for our investment portfolio at December 31, 2004.  The cash, cash equivalent and investment balances approximate fair value at December 31, 2004 (in thousands):

	Approximate Market value	Weighted Average Interest Rate

Cash and cash equivalents	$54,384	1.78%
Short-term investments (91 days - 2 years)	21,719	5.05%

Total cash, cash equivalents and investments	$76,103	2.71%

The table above includes the United States dollar equivalent of cash, cash equivalents and short-term investments, including $772,000, and $185,000 equivalents denominated in the British Pound Sterling and the Euro, respectively.

Foreign Currency Risk.  We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars.  Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies.  As exchange rates vary, these results when translated may vary from expectations and adversely affect overall results.  The effect of exchange rate fluctuations on foreign currency transactions during the second quarter of fiscal year 2005 was not material.

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

On November 15, 2004, the Company held its Annual Meeting of Shareholders in San Diego, California.  At the meeting, the shareholders approved management’s slate of directors and two additional proposals with the following vote distribution:

Item	Affirmative	Negative	Withheld	Non-vote

Election of Board Members
Christopher Calisi	12,576,966		402,561
Robert A. Degan	11,537,279		1,442,248
Scott McClendon	12,332,638		646,889
John Mutch	12,494,085		485,442
Michael Norkus	11,336,181		1,643,346
Peter Preuss	12,489,315		490,212

Other Matters

Approve amendments to our company’s 2003 Equity Incentive Plan (a) to increase the number of shares reserved for issuance under the plan by 1,000,000 shares, (b) to change the method by which certain awards granted under the plan are counted against the number of shares reserved for issuance by counting any shares granted as restricted shares or stock units as two shares for every one share subject to the award and (c) to remove the limit on the number of shares that can be restricted as shares or stock units.	7,230,894	3,484,310	39,932	2,224,391

Reappoint PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for fiscal year 2005	12,813,169	165,678	680

Item 6.  —  Exhibits

(a)          Exhibits

10.1	Third Modification to Business Loan Agreement dated October 25, 2004 by and between Overland and Comerica Bank-California.

10.2	Loan Revision/Extension Agreement dated October 22, 2004 by and between Overland and Comerica Bank-California.

10.3	Manufacturing Services Agreement between Overland Storage, Inc. and Sanmina-SCI Corporation effective as of November 23, 2004 +

10.4*	2003 Equity Incentive Plan as Amended November 15, 2004 (Exhibit 10.1 to the Form 8-K Overland, filed with the SEC on November 18, 2004 is incorporated by reference herein).

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

OVERLAND STORAGE, INC.

Date: February 11, 2005	By:	/s/	Vernon A. LoForti
Vernon A. LoForti
Vice President,
Chief Financial Officer
and Secretary