Form 10-Q
period 2005-04-03
OVERLAND STORAGE INC
filed 2005-05-12
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

As of May 6, 2005, there were 14,055,132 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended March 31, 2005

Table of Contents

PART I	-	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Consolidated Condensed Statement of Operations — Three and nine months ended March 31, 2005 and 2004

Consolidated Condensed Balance Sheet — March 31, 2005 and June 30, 2004

Consolidated Condensed Statement of Cash Flows — Nine months ended March 31, 2005 and 2004

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

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net revenues:
Product sales	$57,817	$58,422	$178,678	$181,737
Royalties & services	465	367	1,655	1,371
Total net revenues	58,282	58,789	180,333	183,108

Cost of revenues	43,396	42,622	131,612	133,692
Gross profit	14,886	16,167	48,721	49,416

Operating expenses:
Sales and marketing	8,548	7,597	25,261	22,989
Research and development	2,324	1,659	7,718	5,442
General and administrative	3,062	2,808	8,582	8,359
Total operating expenses	13,934	12,064	41,561	36,790

Income from operations	952	4,103	7,160	12,626

Other income:
Interest income, net	417	159	1,050	368
Other income, net	20	63	107	64

Income before income taxes	1,389	4,325	8,317	13,058
Provision for income taxes	32	1,449	2,457	4,505

Net income	$1,357	$2,876	$5,860	$8,553

Earnings per share:
Basic	$0.10	$0.21	$0.42	$0.64
Diluted	$0.09	$0.20	$0.41	$0.59

Number of shares used in computing earnings per share:
Basic	13,990	13,587	13,850	13,288
Diluted	14,609	14,551	14,444	14,400

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

(In thousands)

	March 31, 2005	June 30, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$6,032	$12,397
Short-term investments	71,583	57,260
Accounts receivable, less allowance for doubtful accounts of $284 and $296, respectively	38,587	33,794
Inventories	23,483	15,126
Deferred income taxes	4,515	4,681
Other current assets	6,935	6,513

Total current assets	151,135	129,771

Property and equipment, net	8,702	7,945
Intangible assets, net	5,626	6,924
Other assets	1,357	590

	$166,820	$145,230

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$20,098	$11,166
Accrued liabilities	9,538	7,542
Accrued payroll and employee compensation	3,282	3,107
Income taxes payable	1,127	1,058
Accrued warranty	5,039	3,577

Total current liabilities	39,084	26,450

Deferred tax liabilities	2,611	3,211
Other liabilities	2,290	2,055

Total liabilities	43,985	31,716

Shareholders’ equity:
Common stock, no par value, 25,000 shares authorized; 13,930 and 13,694 shares issued and outstanding, respectively	77,223	73,573
Accumulated other comprehensive loss	(445)	(256)
Retained earnings	46,057	40,197

Total shareholders’ equity	122,835	113,514

	$166,820	$145,230

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$5,860	$8,553
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,244	3,096
Deferred tax benefit	(434)	(834)
Changes in operating assets and liabilities:
Accounts receivable	(4,793)	(5,371)
Inventories	(8,357)	(526)
Accounts payable and accrued liabilities	12,459	4,254
Accrued payroll and employee compensation	175	(280)
Other, net	(224)	(1,166)

Net cash provided by operating activities	7,930	7,726

INVESTING ACTIVITIES:
Purchases of short-term investments	(117,992)	(53,553)
Proceeds from maturities and sales of short-term investments	103,512	—
Capital expenditures	(2,703)	(1,687)

Net cash used in investing activities	(17,183)	(55,240)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(3,957)
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	2,920	6,012

Net cash provided by financing activities	2,920	2,055

Effect of exchange rate changes on cash	(32)	(31)

Net decrease in cash and cash equivalents	(6,365)	(45,490)
Cash and cash equivalents at the beginning of the period	12,397	55,020

Cash and cash equivalents at the end of the period	$6,032	$9,530

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying condensed consolidated financial statements of Overland Storage, Inc. and its subsidiaries (“Overland Storage” or the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  The Company operates its business in one reportable segment.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, these statements reflect all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for all periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the Sunday closest to June 30.  The Company’s third fiscal quarter ends on the Sunday closest to March 31.  For ease of presentation, the Company’s, third fiscal quarter end is deemed to be March 31.  The three month periods ended March 31, 2005 and 2004, both included 13 weeks.  The nine month periods ended March 31, 2005 and 2004 included 40 and 39 weeks, respectively. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 on file with the Securities and Exchange Commission.

Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

Note 2 – Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method.  In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date.  Similarly, the Company has not recognized compensation expense for purchase rights under its qualified Employee Stock Purchase Plan, or ESPP, as the Plan is considered non-compensatory.  Had compensation expense for the Company’s employee stock-based compensation awards been determined based on the fair value at the grant date for awards through March 31, 2005 consistent with the provisions of SFAS No. 123, its after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$1,357	$2,876	$5,860	$8,553

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(938)	(1,254)	(2,907)	(3,981)
Pro forma net income	$419	$1,622	$2,953	$4,572

Earnings per share:

Basic - as reported	$0.10	$0.21	$0.42	$0.64
Basic - pro forma	$0.03	$0.12	$0.21	$0.34
Diluted - as reported	$0.09	$0.20	$0.41	$0.59
Diluted - pro forma	$0.03	$0.11	$0.20	$0.32

Note 3 – Revision in the Classification of Certain Securities

In connection with the preparation of this report, the Company concluded that it was appropriate to classify its auction rate municipal bonds as short-term investments.  Previously, such investments had been classified as cash and cash equivalents.  Accordingly, the Compnay has revised the classification to report these securities under the short-term investments caption on the Consolidated Condensed Balance Sheet as of March 31, 2005 and June 30, 2004.  Corresponding adjustments have also been made to the Consolidated Condensed Statement of Cash Flows for the period ended March 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Condensed Statement of Cash Flows, or the previously reported Consolidated Condensed Statement of Operations for any period.

As of June 30, 2004, $46 million of these short-term investments were previously classified as cash and cash equivalents on our Consolidated Condensed Balance Sheet.

For the nine months ended March 31, 2004, net cash used in investing activities related to these short-term investments of $50 million were included in our Consolidated Condensed Statement of Cash Flows.

Note 4 – Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments (in thousands):

	March 31, 2005	June 30, 2004

Cash	$6,032	$12,397
Total cash and cash equivalents	6,032	12,397

Asset-backed securities	17,322	3,234
United States government and agency securities	1,970	1,977
State and municipal securities	50,213	51,802
Corporate debt securities	2,000	—
Certificates of deposit	78	247
Total short-term investments	71,583	57,260

Total cash and cash equivalents and short-term investments	$77,615	$69,657

At March 31, 2005, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, are reported at fair value with unrealized gains/losses from changes in fair values reported in other comprehensive income.  Net unrealized losses on the Company’s marketable securities at March 31, 2005 amounted to $190,000.  Fair values of marketable securities are generally estimated based on quoted market prices for these securities.  Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 28 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities.

Proceeds from the sales of short-term investments during the first nine months of fiscal year 2005 and 2004 were $92,841,000 and none, respectively.  A $2,000 gain was realized on those sales for the first nine months of fiscal year 2005.

As of March 31, 2005, the Company did not have any investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months.

The following table summarizes the contractual maturities of the Company’s short-term investments at March 31, 2005 and June 30, 2004.

	March 31, 2005	June 30, 2004

Less than one year	$2,048	$4,247
Due in 1-2 years	1,713	3,754
Due in 2-5 years	1,979	—
Due after 5 years	65,843	49,259
	$71,583	$57,260

Note 5 — Inventories

Inventories consist of the following (in thousands):

	March 31, 2005	June 30, 2004

Raw materials	$10,278	$6,266
Work-in-process	1,744	2,444
Finished goods	11,461	6,416
	$23,483	$15,126

Note 6 — Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of common stock equivalents outstanding during the period, using the treasury stock method.  Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 503,158 and 68,553 at March 31, 2005 and 2004, respectively.

A reconciliation of the calculation of basic and diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Net income	$1,357	$2,876	$5,860	$8,553

BASIC EPS:
Weighted average number of common shares outstanding	13,990	13,587	13,850	13,288
Basic earnings per share	$0.10	$0.21	$0.42	$0.64

DILUTED EPS:
Weighted average number of common shares outstanding	13,990	13,587	13,850	13,288

Common stock equivalents from the issuance of options using the treasury stock method	619	964	594	1,112
	14,609	14,551	14,444	14,400
Diluted earnings per share	$0.09	$0.20	$0.41	$0.59

Note 7 – Comprehensive Income

Comprehensive income includes, in addition to net income, foreign currency translation effects and unrealized gains and losses on available-for-sale securities which are charged or credited to accumulated other comprehensive income within shareholders’ equity.

Comprehensive income for the three and nine months ended March 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Net income.	$1,357	$2,876	$5,860	$8,553
Foreign currency translation effect	13	(5)	(32)	(31)
Unrealized loss on available-for-sale securities	(95)	—	(156)	—
Comprehensive income	$1,275	$2,871	$5,672	$8,522

Note 8 — Bank Borrowings and Debt Arrangements

At March 31, 2005, the Company had a credit facility consisting of a $10,000,000 revolving line of credit for working capital purposes that expires on November 30, 2006.  The line of credit is collateralized by the Company’s assets.  Interest on the line of credit is set at the bank’s prime rate (5.75% at March 31, 2005) in effect from time to time minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants.  At March 31, 2005, the Company was in compliance with all covenants under the agreement.  At March 31, 2005, no amounts were outstanding under the line of credit.

Note 9 — Restructuring Charges

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

Under the restructuring plan, the Company expects to terminate approximately 100 full-time employees and an additional 35 temporary employees.  In addition, the Company expects to incur charges associated with excess facilities and other transition expenses.  In total, the Company expects to incur between $2.5 million and $3.0 million of pretax charges related to the transition with the bulk of theses costs occurring during the third and fourth quarters of fiscal year 2005.  The remaining one-time employee termination benefits are expected to be paid during the fourth quarter of fiscal year 2005 and the excess facility costs will be paid over the remaining life of the lease, approximately nine years.

One-time Termination benefits are measured at fair value at the communication date and charged to expense ratably over the remaining employee service period as employees are required to work through the service period in order to obtain the termination benefit.  During the second and third quarters of fiscal year 2005, the Company recorded charges of $538,000 and $1,093,000, respectively, in cost of revenues associated with the transition.  These charges were primarily comprised of accruals for a pro-rated portion of the one-time termination benefits and other out of pocket transition costs which were recorded as incurred.

The following table summarizes charges recorded for these actions (in thousands):

	Employee Related	Other	Total

Restructuring charge	$1,340	$291	$1,631
Cash payments	(73)	(291)	(364)
Accrued restructuring charges at March 31, 2005	$1,267	$—	$1,267

Note 10 – Guarantees and Purchase Obligations

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

The Company also sells extended on-site warranties for certain products for which revenue is deferred and recognized over the warranty period.

Changes in the liability for product warranty for the nine months ended March 31, 2005 and 2004 were as follows (in thousands):

	Nine Months Ended March 31,
	2005	2004

Balance at beginning period	$3,577	$2,129

Settlements made during the period	(4,363)	(1,850)
Change in liability for warranties issued during the period	5,603	2,851
Change in liability for preexisting warranties	222	(177)
Balance at end of period	$5,039	$2,953

Changes in the liability for deferred revenue associated with extended warranties for the nine months ended March 31, 2005 and 2004 were as follows (in thousands):

	Nine Months Ended March 31,
	2005	2004
Balance at beginning period	$3,091	$1,458

Settlements made during the period	(2,901)	(1,557)
Change in liability for warranties issued during the period	4,492	2,645
Change in liability for preexisting warranties	(108)	(88)
Balance at end of period	$4,574	$2,458

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

The Company has agreements with suppliers to purchase inventory and other goods and services and estimates its noncancelable obligations under these agreements to be approximately $13,300,000 in the next twelve months.

Note 11 – Intangible Assets

The Company had intangible assets net of accumulated amortization of $5,626,000 and $6,924,000 at March 31, 2005 and June 30, 2004, respectively, consisting solely of the technology purchased in the acquisition of Okapi Software, Inc. during fiscal year 2003.  During the three months ended March 31, 2005 and 2004, $433,000 and $449,000 were amortized, respectively.  The Okapi technology is being amortized over five years.

Estimated annual amortization expense for this intangible asset will be approximately $1,700,000.

Note 12 – Common Stock

On August 11, 2004, the Board of Directors authorized the purchase of up to $10,000,000 of the Company’s common stock on the open market or through negotiated transactions.  This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors.  The share repurchase authorization has no stated expiration date.  During the nine months ended March 31, 2005, no shares were repurchased.

During the nine months ended March 31, 2005, employees exercised stock options to purchase 359,031 shares of common stock for a total of approximately $2,900,000.  The Company recorded an increase in additional paid-in capital of approximately $700,000 as a result of the income tax benefit related to these stock option exercises and disqualifying dispositions of previously exercised stock options.

Note 13 – Recent Accounting Pronouncements

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

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, effective upon issuance. The American Jobs Creation Act of 2004 provides for an elective one-time tax deduction of 85% on certain foreign earnings that are repatriated. The Company believes that the deduction will have no impact on the Company’s consolidated financial position or results of operations.

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

In June 2003, we acquired Okapi Software, Inc., a privately-owned company based in San Diego, California.  Through this acquisition, we entered the emerging market of intelligent, disk-based appliances based on iSCSI and Serial ATA disk technologies.  We have been shipping our disk-based appliances under the name REOTM since August 2003.

We also license an internally developed and patented tape encoding technology under the name Variable Rate Randomizer or
“VR2®” that is used by tape drive manufacturers to increase the capacity and performance of their products.

In the third quarter of fiscal 2005, revenues decreased by 1%, compared to the third quarter of fiscal year 2004, and net income and earnings per share fell 53% and 55%, respectively.  Our performance reflects a 12% decrease in revenues from our OEM customers partially offset by 21% revenue growth from our branded channel customers.  Our largest customer accounted for approximately 54% of total net revenues in the third quarter of fiscal 2005, down from 59% during the comparable period of fiscal 2004.  Our gross profit margin decreased from 27.5% in the third quarter of fiscal 2004 to 25.5% in the third quarter of fiscal 2005.  The decline in our gross profit included $1.1 million of transition costs related to the outsourcing of our manufacturing process.  While we experienced a decline in revenues and gross profit, operating expenses grew by 16%.  The spending increase was in (i) sales and marketing, reflecting our continued investment in our branded sales channel, (ii) research and development which included continued investment in our REO™ development and (iii) general and administrative as a result of increased costs associated with compliance with the Sarbanes-Oxley Act of 2002.

During the third quarter of fiscal 2005 we produced positive cash flow that added $1.7 million to our cash and investment balances.  We achieved this positive cash flow despite an increase in our inventory position of 25% accompanied by a 43% increase in accounts payable both compared to December 31, 2004.  We increased inventory levels to ensure product availability during the transition of manufacturing operations during the fourth quarter of fiscal year 2005.  We ended the quarter with approximately $78 million of cash and investments on hand and no outstanding debt.

Our strategy is to leverage our current position as the leader in mid-range tape automation into a similar leadership position in intelligent disk-based backup and recovery appliances.  Although it is a relatively new market, we believe it has great promise and can significantly expand our total addressable market.  Success in the disk-based appliance market will require us to introduce a steady stream of new products that are feature-rich and competitively priced.  In order to accomplish this, we must significantly enhance our software development team and commit additional sales and marketing resources to promote and sell the products.  Our investment in this new market involves risks that the market will fail to grow as expected, and even if it does grow, that our products will not compete successfully, either of which could negatively impact our future profitability.

We achieved a number of major milestones during fiscal 2004, centered around our new REO disk-based appliance.  In August 2003, we began shipping our REO 2000™ series of disk-based products based on technology acquired from Okapi Software, Inc. in June 2003.  In May 2004, we began shipping our second-generation REO 4000™ disk-based products, which replaced our REO 2000 product, and in July 2004 we announced the availability of the REO 1000™, the industry’s first disk-based alternative to entry-level tape autoloaders.  In October 2004, we began shipping the REO 9000™, a larger platform to address the enterprise market.

On the tape automation side of our business, in January 2004, we began shipping our newest and largest tape library, the NEO 8000™.  Built on the NEO architecture and designed for larger data centers, the NEO 8000 offers performance, scalability, data availability and field-proven technology, combining high-end functionality with mid-range affordability.

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

As a result of these events, we expect to incur between $2.5 million and $3.0 million of pretax charges for severance costs and other obligations.  We recorded $538,000 and $1.1 million, respectively, of these charges in the second and third quarters of fiscal year 2005 as a cost of revenue.  We expect these costs to continue through the end of fiscal year 2005, with the bulk of the costs incurred during the third and fourth quarters of fiscal year 2005.  In November 2004, the contract with the outsource manufacturer was finalized and all employees had been notified of termination dates and benefits.  The results for the third quarter of fiscal year 2005 include an accrual of $861,000, representing a pro-rata portion of the one-time termination benefits and $232,000 of other transition costs which are recorded as incurred.

Risk Factors

Our business is highly dependent on our level of sales to one major customer.

Hewlett Packard, including the former Compaq which HP acquired in May 2002, has been our largest customer accounting for approximately 53% of net revenues in the nine months ended March 31, 2005, 59% of net revenues in fiscal year 2004, 58% of net revenues in fiscal year 2003 and 62% of net revenues in fiscal year 2002.  No other customer accounted for more than 10% of net revenues during the three or nine months ended March 31, 2005.

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

In November 2004, we entered into a manufacturing services agreement with Sanmina–SCI Corporation under which we have agreed to outsource the manufacturing of all our products exclusively to Sanmina, which is located in Rapid City, South Dakota.  We began the transition of our manufacturing to Sanmina in the second quarter of fiscal year 2005 and anticipate the full transfer to occur by June 30, 2005. If this transition is not properly executed, delays may occur, product quality may decline and product cost may increase. If Sanmina is unable or unwilling to complete the transition in a timely and satisfactory manner, we may be required to continue to manufacture longer than originally intended or to locate an acceptable alternative manufacturer.  Assuming a successful transition is completed, we still may have to change to another manufacturer because of problems with delivery schedules, manufacturing quality, product costs or other factors.  In addition to the above, reliance on outsourced manufacturing involves a number of risks, including reduced control over delivery schedules, manufacturing quality and product costs.  Any problems associated with the matters discussed above could result in significant expense, delays in shipment, a significant loss of potential revenues and may adversely impact the market price of our common stock

In addition, we expect to purchase all of our products from Sanmina on a purchase order basis.  Sanmina is not obligated to accept every purchase order we submit and therefore may elect not to supply products to us on the terms we request, including terms related to specific quantities, pricing or timing of deliveries.  If Sanmina were to refuse to fulfill our purchase orders on terms that we request or on terms that would enable us to recover our expenses and make a profit, we may lose sales or experience reduced margins, either of which would adversely affect our results of operations.  If Sanmina were to cease manufacturing our products on acceptable terms, we might not be able to identify and secure the services of a new third party manufacturer in a timely manner or on commercially reasonable terms.

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

In August 2003 we began shipping our REO 2000 the first of our disk-based products based on technology acquired from Okapi Software, Inc.  In May 2004, we began shipping our next-generation REO 4000 product and in July of 2004 we announced the availability of the REO 1000 product, the industry’s first disk-based alternative to entry-level tape loaders. In October 2004, we began shipping the REO 9000, a larger platform to address the enterprise market.

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

At March 31, 2005, our credit facility consisted of a $10.0 million revolving line of credit for working capital purposes which expires on November 30, 2006. At March 31, 2005, no amounts were outstanding under the line of credit.  The line of credit is collateralized by a general security interest in our assets.  If we were to default under our credit facility, then the lender would have the right to accelerate the indebtedness outstanding under our credit facility and foreclose on our assets in order to satisfy our indebtedness.  A foreclosure could have a material adverse effect on our business, liquidity, results of operation and financial position.

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

To date and going forward, this process has been, and will continue to be, both expensive and time consuming, requiring significant attention of management.  We cannot assure you that we will not discover material weaknesses in our internal controls.  We also cannot assure you that we will complete the process of our evaluation and attestation on time.  If we do discover a material weakness, corrective action may be time consuming, costly and further divert the attention of management.  The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Revenue Recognition

Revenue on direct product sales (excluding sales to commercial distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy.  Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to commercial distribution customers are subject to certain rights of return, stock rotation privileges and price protection.  Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the commercial distributor. At March 31, 2005, $1.2 million of revenue was deferred for product that had been shipped to our commercial distributors, but not yet shipped to their ultimate customers. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, we record the sale.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.5	72.5	73.0	73.0
Gross profit	25.5	27.5	27.0	27.0

Operating expenses:
Sales and marketing	14.7	12.9	14.0	12.5
Research and development	4.0	2.8	4.3	3.0
General and administrative	5.2	4.8	4.7	4.6
Total operating expenses	23.9	20.5	23.0	20.1

Income from operations	1.6	7.0	4.0	6.9
Other income:
Interest income, net	0.8	0.3	0.6	0.2
Other income, net	—	0.1	—	—

Income before income taxes	2.4	7.4	4.6	7.1
Provision for income taxes	0.1	2.5	1.4	2.4

Net income	2.3%	4.9%	3.2%	4.7%

For the three months ended March 31, 2005 and 2004

Net Revenues. Net revenues of $58.3 million in the third quarter of fiscal year 2005 were $507,000 or 0.9% below net revenues of $58.8 million in the third quarter of fiscal year 2004. Revenues from our OEM customers, as a group, during the third quarter of fiscal year 2005 fell $4.1 million or 10.7% compared to the third quarter of fiscal year 2004. This decrease was due primarily to a decline in shipments to HP.  Sales to HP accounted for 54% of net revenues in the third quarter of fiscal year 2005, compared to 59% in the third quarter of fiscal year 2004.

Net revenues from Overland branded products during the third quarter of fiscal year 2005 grew 21.0% over the third quarter of fiscal year 2004 from $19.5 million to $23.6 million.  This increase was driven by a $2.7 million increase in shipments of our disk-based products, primarily in North America, and $897,000 increase in revenue, from our Europe, Middle East and Africa, or EMEA channel from the last tranch of shipments under a large contract with a European governmental agency.

VR2 revenues during the third quarter of fiscal year 2005 amounted to $465,000 and were comprised solely of royalties. VR2 revenues during the third quarter of fiscal year 2004 amounted to $1.0 million and were comprised of royalties of $367,000 and chip sales, which are recorded as product sales, of $610,000.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Library products:
Neo Series	65.0%	66.3%	68.5%	68.8%
Loaders	7.9	10.3	8.9	10.2
	72.9	76.6	77.4	79.0

Other:
Spare parts, controllers, other	21.1	21.1	17.5	19.1
Disk-based	5.2	0.6	4.0	0.5
VR2 royalties and services	0.8	1.7	1.1	1.4
	100.0%	100.0%	100.0%	100.0%

Gross Profit.  Gross profit amounted to $14.9 million in the third quarter of fiscal year 2005, a decrease of $1.3 million or 7.9% from $16.2 million in the third quarter of fiscal year 2004.  The gross margin percentage fell to 25.5% in the third quarter of fiscal year 2005 from 27.5% in the third quarter of fiscal year 2004.  Gross profit for the third quarter of fiscal year 2005 included a $1.1 million expense associated with transition of our manufacturing to an outsourced provider.  The decrease in gross margin percentage was due to the combination of (i) the transition costs associated with the transition to an outsource manufacturer, (ii) pricing pressures within the branded channel driven by competition and (iii) an increase in warranty cost as a result of more products under warranty compared to the prior year period.  For the fourth quarter of fiscal year 2005, we expect our gross margin percentage to benefit from anticipated growth in sales of our REO products, all of which are expected to be sold on a higher-margin branded basis rather than through a combination of OEM and branded customers.  This benefit will be offset somewhat by ongoing transition costs related to outsourced manufacturing.  This expectation of gross margin is subject to risks and uncertainties more fully discussed under the heading “Risk Factors” above, including but not limited to those under the heading “Our new disk-based products involve many significant risks.”

Sales and Marketing Expense. Sales and marketing expense amounted to $8.5 million, representing 14.7% of net revenues in the third quarter of fiscal year 2005, compared to $7.6 million or 12.9% of net revenues in the third quarter of fiscal year 2004.  This growth reflects the continued expansion of our branded sales force.  We expect sales and marketing expenses to increase as we continue to invest in the promotion of our disk-based products.

Research and Development Expense. Research and development expense was $2.3 million, representing 4.0% of net revenues in the third quarter of fiscal year 2005, compared to $1.7 million or 2.8% of net revenues in the third quarter of fiscal year 2004.  The increase in research and development spending was due primarily to the continued investment in our REO development.  We plan to increase our REO development team during 2005 to ensure a steady flow of new products.

General and Administrative Expense. General and administrative expense of $3.1 million, representing 5.2% of net revenues in the third quarter of fiscal year 2005, compared to $2.8 million or 4.8% of net revenues in the third quarter of fiscal year 2004. In the third quarter of fiscal year 2005, legal fees declined due the settlement in April 2004 of the Raytheon patent infringement lawsuit.  However, a $459,000 increase in consulting and auditing fees associated with compliance with the Sarbanes-Oxley Act of 2002 more than offset this decrease.  We expect general and administrative expense to remain relatively flat for the remainder of fiscal year 2005.

Interest Income, net. During the third quarter of fiscal year 2005, we generated net interest income of $417,000 compared to $159,000 during the same period of the prior fiscal year.  This increase was due primarily to higher average cash balances combined with higher average yields when compared to the 2004 period.

Income Taxes. Our effective tax rate in the third quarter of fiscal year 2005 was 2.3% compared to 34.4% for all of fiscal year 2004.  The decrease was the result of revisions to our estimated annual effective tax rate for the year which reflects an increase in the expected benefit from foreign sales and an increase in estimated tax exempt interest income.  The third quarter also reflects a $156,000 discrete benefit resulting primarily from a refinement of our tax benefit pertinent to our Extraterritorial Income Inclusion (ETI) on our foreign sales that was recognized in connection with the filing of our fiscal year 2004 income tax returns in March of 2005.  Therefore the third quarter of fiscal year 2005 includes the increased benefit from foreign sales for the first nine months of fiscal year 2005 along with the discrete benefit, resulting in the unusually low income tax rate for the third quarter of fiscal year 2005.  We expect our fiscal year 2005 effective tax rate to be approximately 29.9%.

For the nine months ended March 31, 2005 and 2004

Net Revenues. Net revenues of $180.3 million in the first nine months of fiscal year 2005 were $2.8 million or 1.5% below net revenues of $183.1 million in the first nine months of fiscal year 2004. Revenues from our OEM customers, as a group, during the first nine months of fiscal year 2005 fell $14.0 million or 11.6% compared to the first nine months of fiscal year 2004.  This decrease was due primarily to a decline in shipments to HP.  Sales to HP accounted for 53% of net revenues in the first nine months of fiscal year 2005, compared to 60% in the first nine months of fiscal year 2004.

Net revenues from Overland branded products during the first nine months of fiscal year 2005 grew 20.1% over the first nine months of fiscal year 2004 from $59.8 million to $71.9 million.  This increase was driven by a $7.2 million increase in shipments of our disk-based products, primarily in North America and a $4.2 million increase in revenue from our EMEA channel from shipments under a large contract with a European governmental agency.

VR2 revenues during the first nine months of fiscal year 2005 amounted to $1.9 million and were comprised of royalties of $1.6 million, chip sales of $225,000 and engineering service fees of $75,000. VR2 revenues during the first nine months of fiscal year 2004 amounted to $2.6 million and were comprised of royalties of $1.4 million and chip sales of $1.2 million.

Gross Profit.  Gross profit amounted to $48.7 million in the first nine months of fiscal year 2005, a decrease of $695,000 or 1.4% from $49.4 million in the first nine months of fiscal year 2004.  Gross profit for the first nine months of fiscal year 2005 included a $1.6 million expense associated with transition of our manufacturing to an outsourced provider.  Despite the transition expense, the gross margin percentage in the first nine months of fiscal year 2005 remained flat at 27.0% compared to the first nine months of fiscal year 2004.  We saw favorable impacts to the gross margin percentage due to (i) a combination of a higher concentration of higher margin branded products versus lower margin OEM products and (ii) cost reduction efforts outpacing the decline in average selling prices, primarily during the first six months of the fiscal year.  Directly offsetting the favorable channel mix and cost reduction efforts were the transition costs associated with the transition to an outsource manufacturer and an increase in warranty cost as a result of more products under warranty compared to the prior year period.

Sales and Marketing Expense. Sales and marketing expense amounted to $25.3 million, representing 14.0% of net revenues in the first nine months of fiscal year 2005, compared to $23.0 million or 12.5% of net revenues in the first nine months of fiscal year 2004.  This growth was driven primarily by our continued expansion of our branded sales force.

Research and Development Expense. Research and development expense was $7.7 million, representing 4.3% of net revenues in the first nine months of fiscal year 2005, compared to $5.4 million or 3.0% of net revenues in the first nine months of fiscal year 2004.  The increase in research and development spending included a cost of approximately $600,000 related to outside design services for a new tape automation product and continued investment in REO development.

General and Administrative Expense. General and administrative expense was $8.6 million, representing 4.7% of net revenues in the first nine months of fiscal year 2005, compared to $8.4 million or 4.6% of net revenues in the first nine months of fiscal year 2004.  In the first nine months of fiscal year 2005, legal fees declined due to the settlement in April 2004 of the Raytheon patent infringement lawsuit.  However, a $727,000 increase in consulting and auditing fees associated with compliance with the Sarbanes-Oxley Act of 2002 more than offset this decrease.

Interest Income, net. During the first nine months of fiscal year 2005, we generated net interest income of $1.0 million compared to $368,000 during the same period of the prior fiscal year.  This increase was due primarily to higher average cash balances combined with higher average yields when compared to the 2004 period.  Also contributing to the increase was the absence of debt in the 2005 period.

Income Taxes. Our effective tax rate in the first nine months of fiscal year 2005 was 29.5%, compared to 34.4% for all of fiscal year 2004.  The decrease was due primarily to an increase in our estimated benefit from our foreign sales and a benefit related to tax exempt investments.  In addition, the nine month period in fiscal year 2005 reflects a $156,000 discrete benefit resulting primarily from a refinement of our tax benefit pertinent to our Extraterritorial Income Inclusion (ETI) on our foreign sales that was recognized in connection with the filing of our fiscal year 2004 income tax returns in March of 2005.

Liquidity and Capital Resources.  At March 31, 2005, we had $77.6 million of cash, cash equivalents and short-term investments.  In addition, we have an unused bank line of credit of $10.0 million.  We believe that these resources will be sufficient to fund our operations and to provide for our growth for the next twelve months and into the foreseeable future.  We have no other unused sources of liquidity at this time.

Our primary source of liquidity since going public in 1997 has been cash generated from operations. In the fourth quarter of fiscal year 2003, we raised an aggregate of $20.6 million in net proceeds through the sale of our common stock.

Cash provided by operating activities was $7.2 million for the first nine months of fiscal year 2005 compared to $7.7 million for the first nine months of fiscal year 2004.  To support the transition of our manufacturing operations to an outsourced provider during the fourth quarter of fiscal year 2005, at the end of the third quarter of fiscal year 2005 we increased our finished good and assembly inventory levels to ensure product availability during the transition process.  As a result, operating cash flows during the first nine months of fiscal year 2005 were provided by an increase in accounts payable and used to support the increased inventory position.  Accounts receivable increased by $4.8 million during the first nine months of fiscal year 2005 as a result of the increased level of business during the third quarter of fiscal year 2005 compared to the fourth quarter of fiscal year 2004.  In the first nine months of fiscal year 2004, operating cash flows were provided by net income for the period and an increase in accounts payable.  These sources were partially offset by a use of cash to fund an increase in accounts receivable as a result of the increased revenue in fiscal year 2004.

Cash used in investing activities was $17.2 million for the first nine months of fiscal year 2005 compared to $55.2 million for the first nine months of fiscal year 2004.  During the first nine months of fiscal year 2005, we purchased $118.0 million of marketable debt securities and received proceeds of $103.5 million from the sale and the maturity of marketable debt securities.  During the first nine months of fiscal year 2004 we purchased $53.6 million of marketable debt securities.  Capital expenditures during the first nine months of fiscal years 2005 and 2004 of $2.7 million and $1.7 million, respectively, were comprised primarily of purchases of computers, related equipment, and in the 2005 period, manufacturing tools associated with a new tape automation product.

Cash provided by financing activities was $3.7 million for the first nine months of fiscal year 2005 compared to $2.1 million for the first nine months of fiscal year 2004.  Proceeds from the issuance of common stock under our Employee Stock Purchase Plan and the exercise of stock options were $3.7 million and $6.0 million in the first nine months of fiscal years 2005 and 2004, respectively.  During fiscal year 2002, we borrowed $4.7 million under a term note agreement to fund capital expenditures associated with the construction of our new headquarter facilities.  During the first nine months of fiscal year 2004, principal payments of $4.0 million, representing the entire outstanding balance, were made towards the term note.

We have a credit facility consisting of a $10.0 million revolving line of credit for working capital purposes that expires on November 30, 2006.  The line of credit is collateralized by a general security interest in our assets.  Interest on the line of credit is set at the bank’s prime rate (5.75% at March 31, 2005) in effect from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%.  The credit facility requires us to comply with several financial and non-financial covenants.  At March 31, 2005, we were in compliance with all covenants under the facility and we expect to remain in compliance through the term of the agreement.  A violation of one or more of these covenants would constitute a default under the credit facility, which would enable the lender, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender’s obligation to extend credit under the credit facility.  At March 31, 2005, no amounts were outstanding under the line of credit.

In August 2004, the Board of Directors authorized the purchase of up to $10.0 million of our common stock on the open market or through negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date.  No shares were repurchased during the three months ended March 31, 2005.

In November 2004, we began to outsource all of our manufacturing, currently located in California, to Sanmina, a U.S. third party manufacturer.  We expect to transfer all of our manufacturing operations by the end of the fourth quarter of fiscal 2005.  As a result of these events, we expect to incur between $2.5 million and $3.0 million of pretax charges for one-time termination benefits, excess facilities and other transition expenses.  Remaining payments of the one-time employee termination benefits of approximately $1.8 million and other transition expenses are expected to be paid during the fourth quarter of fiscal year 2005 and the excess facility costs will be paid over the remaining life of the lease, approximately nine years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements.

Contractual Obligations

We have summarized our significant financial contractualobligations as of June 30, 2004 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. There have been no subsequent material changes to our contractual obligations from that date with the exception of the severance benefits associated with the transition of our manufacturing operations to Sanmina.

Recent Accounting Pronouncements

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

Interest Rate Risk.  All of our fixed income investments are classified as available-for sale and therefore reported on the balance sheet at market value.  Changes in the overall level of interest rates affect our interest income that is generated from our investments.  For the third quarter of fiscal 2005, total interest income was $417,000 with investments yielding an annual average of 2.17% on a worldwide basis.  The interest rate level was up approximately 114 basis points from 1.03% in fiscal 2004.  If a similar change in overall interest rates (114 basis points) were to occur in the remainder of fiscal 2005, our interest income would change approximately $219,000, assuming consistent investment levels.

The table below presents, the cash, cash equivalents and short-term investment balances, related weighted average interest rates and maturities for our investment portfolio at March 31, 2005.  The cash, cash equivalent and investment balances approximate fair value at March 31, 2005 (in thousands):

	Approximate Market value	Weighted Average Interest Rate

Cash and cash equivalents	$6,032	2.21%
Short-term investments:
Less than one year	2,048	2.17%
Due in 1-2 years	1,713	3.87%
Due in 2-5 years	1,979	4.12%
Due after 5 years	65,843	2.58%
Total cash, cash equivalents and investments	$77,615	2.61%

The table above includes the United States dollar equivalent of cash, cash equivalents and short-term investments, including $737,000, and $232,000 equivalents denominated in the British Pound Sterling and the Euro, respectively.

Foreign Currency Risk.  We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars.  Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies.  As exchange rates vary, these results when translated may vary from expectations and adversely affect overall results.  The effect of exchange rate fluctuations on foreign currency transactions during the third quarter of fiscal year 2005 was not material.

Item 4. — Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information related to Overland Storage, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Limitations of Disclosure Controls and Procedures.

Because of their inherent limitations, disclosure controls and procedures may not prevent or detect misstatements or omissions in information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

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

Item 5.  —  Other Information

On February 3, 2005, we issued a press release announcing our financial results for our second fiscal quarter anded December 31, 2004, and held a conference call discussing such results.  A copy of the press release and a transcript of the call are furnished on Exhibits 99.1 and 99.2 to this report on Form 10-Q.

The foregoing disclosure is furnished in lieu of disclosure under Item 2.02 to Form 8-K, and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act ot otherwise subject to the liabilities of that section.

Item 6.  —  Exhibits

(a)          Exhibits

10.1                                 Executive Corporate MBO & Bonus Programs, Fiscal Year 2005.*

10.2                                 Summary Sheet of Director and Executive Officer Compensation.*

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

99.1                                 Press release dated February 3, 2005 announcing the Registrant’s financial results for the quarter ended December 31, 2004.(1)

99.2                                 Conference call transcript dated February 3, 2005 announcing the Registrant’s financial results for the quarter ended December 31, 2004.(1)

*                                               Management contract or compensation plan or arrangement.

(1)                                        This exhibit is being furnished in lieu of disclosure under Item 2.02 to Form 8-K, and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: May 12, 2005	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Vice President,
Chief Financial Officer and Secretary