Form 10-K
period 2005-07-03
OVERLAND STORAGE INC
filed 2005-09-15
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JULY 3, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes    ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 7, 2005 was $58,548,764 based on the closing price reported on such date by The NASDAQ Stock Market. Shares of Common Stock held by officers and directors and by persons who hold 5% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of September 7, 2005, the number of outstanding shares of the registrant’s Common Stock was 14,199,097.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with registrant’s Annual Meeting of Shareholders to be held on November 15, 2005 (the “Proxy Statement”) are incorporated herein by reference into Part III of this Report.

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

General

Overland was originally founded and incorporated as Overland Data, Inc. in California in 1980.  In June 2002, we changed our name to Overland Storage, Inc.  Our principal executive offices are located at 4820 Overland Avenue, San Diego, California 92123, telephone 858-571-5555.

For 25 years we have delivered data protection solutions designed for backup and recovery to ensure business continuity.  Historically, we have focused on delivering a portfolio of tape automation solutions including loader and library systems designed for small business and midrange computing environments.  Beginning with the June 2003 acquisition of Okapi Software, Inc. (Okapi or Okapi software), a privately-owned company based in San Diego, California, we expanded our product offerings to include a family of intelligent disk-based backup and recovery appliances to complement our tape solutions.  In August 2005, we acquired Zetta Systems, Inc. (Zetta or Zetta Systems), a privately-owned company based in the Seattle, Washington area, and plan to utilize the Zetta software as the basis for a new line of protected primary disk-based storage appliances.

One of the main market differentiators of our products has been that we design them around a modular, scalable architecture.  This enables customers to purchase storage as they need it, rather than having to purchase larger monolithic devices with excess capacity.  Customers can purchase an initial module to meet their near-term needs, and later increase speed and capacity by adding modules that can be interconnected to function as a single system.  This provides a lower price entry point, investment protection, and an increased level of fault tolerance, as each module is self-sufficient and will continue to function even if another were to fail.

We also differentiate ourselves with our “go-to-market” approach.  We are the only supplier in our market space that has a completely indirect sales model.  We do not have a direct sales force.  The majority of our sales have historically been generated through private label arrangements with original equipment manufacturers (OEMs).  The remainder of our sales are made through commercial distributors, direct market retailers (DMRs or catalogers) and value-added resellers (VARs).

End-users of our products include small and midsize businesses, as well as divisions and operating units of large multi-national corporations, governmental organizations, universities and other non-profit institutions.  Our products are used in a broad range of industry sectors including financial services, healthcare, retail, manufacturing, telecommunications, broadcasting, research and development and many others.  Our products are sold world-wide in the Americas, EMEA (Europe, Middle East, Africa) and Asia Pacific.  Approximately 58.8% of our revenues are generated internationally, primarily in Europe.

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

Our Direction and Strategy

Our strategy is to become a market leader and innovative supplier of a complete portfolio of tiered data storage solutions by providing intelligent appliances and software modules designed to work together to ensure that information is “automatically safe, readily available and always there.”  We intend to deliver products to address all three tiers of data storage:  primary “protected” disk, secondary disk-based backup and tertiary automated tape libraries for archival.  Our focus will continue to be on mid-range solutions that can be easily sold worldwide through our indirect network of resellers.  We intend to leverage our leadership position in mid-range tape automation into a similar position in primary and secondary intelligent disk-based appliances.

Historically, magnetic tape has been used for all forms of data backup and recovery.  This is because tape was, and still is, the only reliable, “removable”, high capacity storage media that can be taken off-site to ensure that data is safeguarded in case of disaster.  For a number of years now, Overland has held a market-leading position in mid-range tape automation, and sales of tape automation appliances have represented more than 90% of our revenue for each of the last three fiscal years.  In order to protect our position, in the fourth quarter of fiscal 2005 we commenced development of a new tape automation platform that we expect will spawn several new price competitive products.  These products will be delivered to market in the second half of fiscal 2006.  Although we expect that tape solutions will continue to be the anchor of the data protection strategy at most companies, tape backup is time consuming and often unreliable and inefficient.  The process of recovering data from tape is also time consuming and inefficient.  Ultimately, we expect that tape will likely be relegated to an archival role for infrequently accessed data.

Over the last couple of years, the advent of low-cost serial ATA disk and iSCSI networking technology, together with greatly increased regulatory compliance requirements and the continued growth of digital data, have driven businesses to use secondary storage disk-based backup appliances.  One of the greatest benefits of disk-based backup is the speed of restoration.  Studies show that approximately 90% of recovered data is two weeks old or younger, or last accessed within that period.  As a result, many IT managers are electing to use disk-based appliances as an intermediate staging area, with the backup data eventually moving to tape.  We have enjoyed initial success in this relatively new market space, and we believe there is significant promise for future growth.

In addition to daily or periodic backup, companies are also looking for ways to protect their data continuously.  Software protection is being applied to primary storage devices through a combination of features including file and block-based replication, near instantaneous snapshotting, virtualization and thin provisioning.  We intend to use the software technology developed by Zetta Systems, which we acquired in August 2005, as the basis for a line of protected primary storage appliances to be introduced in the second fiscal quarter of our fiscal  2006.  This product line will be marketed and sold through our existing branded sales channel.  It will be targeted to the mid-market with a goal of delivering enterprise-class availability, built-in data protection and exceptional performance at an affordable price.  The primary storage market is currently many times larger than the secondary and tertiary storage markets, and we anticipate that the primary storage market will be the source of much of our long term revenue growth.

Success in the primary and secondary disk-based appliance markets will require us to introduce a steady stream of new products that are feature-rich and competitively priced.  Therefore, we must significantly enhance our software development team and commit additional sales and marketing resources to promote and sell the products.

Products

Our current products and other offerings include:

•                  Tape Automation - Automated tape libraries are devices capable of managing multiple data cartridges and incorporate two or more tape drives to provide unattended backup of large quantities of data.  Our libraries incorporate tape drives supplied by other manufacturers based on the leading mid-range tape technologies, including LTO (Linear Tape Open) and DLTtape.  We currently offer the following tape automation products:

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

• NEO 8000 consists of a base model with 100-cartridge capacity which can be scaled up to 500 cartridges through a field-enabled software key.  Additionally, two NEO 8000s can be interconnected to provide up to 1,000 cartridge capacity.

•                  PowerLoaders® and Loaders – Made for smaller environments that do not require scalability, we offer both power loaders with one or two tape drives, and loaders with only a single tape drive.

•                  Disk-based Products – In August 2003, we began shipping our REO SERIESTM of disk-based products based on the technology we received in the Okapi Software acquisition.  The REO product family currently consists of three products:

•                  REO 1000 with 4 disk drives and a native capacity of 1.6 terabytes;

•                  REO 4000 with 8 disk drives and a native capacity of 3.2 terabytes; and

•                  REO 9000 with 12 or 24 disk drives and a native capacity of up to 9.6 terabytes.

The strength of these intelligent appliances lies in the embedded Protection OSTM software which enables them to be configured as virtual tape libraries, dynamic virtual tape drives and/or disk LUN volumes.  The optional REO Multi-Site PACTM software is also available to protect remote data by facilitating the transfer of data in virtual tape format from a remote REO to a central REO for management and tape storage.

•                  Related Products and Services– We have a variety of products and services supporting our tape libraries, PowerLoaders and loaders.  We currently offer the following additional products and services:

•                  Desktop and internal upgrade tape drives.

•                  Spares and post warranty return-to-factory and on-site service.

•                  Media, including tape cartridges for SDLT and LTO formats.

•                  VR2® (Variable Rate Randomizer) – VR2 is our patented data encoding technology.  This technology, which is embedded in an Applications Specific Integrated Circuit (ASIC) chip, is capable of significantly increasing the native capacity and data transfer rate performance of linear tape technologies without requiring any changes in tape path design, recording heads and/or media.  This performance is accomplished by achieving encoding efficiency of greater than 99%.  We have licensed VR2 to Tandberg Data ASA for use in its Scalable Linear Recording (SLR) tape drives, to Imation Corporation as the owner of the Travan technology format, to Quantum, formerly Certance, for use in its Travan tape drive offerings, and to Storage Technology Corporation (StorageTek) for use in its T9940 and T9840 drives and future tape drive products.

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

•                  OEM Channel - Our significant OEM supply agreements have been with Hewlett Packard Company (HP) and International Business Machine Corporation (IBM), both of which incorporate our NEO products into their system offerings.  Fujitsu and NEC also purchase NEO products and sell them under their respective labels.  However, we are required to sell to them through their appointed reseller, and consequently we classify them as VAR customers rather than OEM customers.

In August 2005, we announced that HP had selected an alternate supplier for its next-generation mid-range tape automation product.  We expect HP to begin purchasing the first product of this new line from the alternate supplier during calendar year 2006.  Although HP will continue to purchase the tape automation products currently supplied by Overland for some time, the new product will eventually replace the majority of those purchases. We cannot predict how quickly this transition will occur, but believe the impact to our revenue in fiscal 2006 will be minimal. The impact in fiscal 2007 is expected to be significant.  In light of this anticipated loss in future revenue, we intend to focus heavily on the delivery of new products through our higher-margin branded channel.

Although we continually strive to win new OEM business, the OEM sales cycle is often lengthy and uncertain.  It typically consists of a general technology evaluation, qualification of product specifications, verification of product performance against these specifications, integration testing of the product within the customers’ systems, product announcement and volume shipment.

As is customary in the industry, our OEM contracts have a three year term, provide for periodic price reviews and the customers are not required to purchase minimum quantities.  Our existing contracts with HP (dated August 2003) and IBM (dated November 2002) also provide that title to inventory shipped from our warehouse into various inventory hub locations remains with us until the products are shipped to their customers.  HP, including the former Compaq that HP acquired in May 2002, has been our largest customer, accounting for approximately 54.3%, 58.8% and 58.4% of sales in fiscal 2005, 2004 and 2003, respectively.  No other customer accounted for more than 10% of sales in any year during the three-year period.

•                  Distribution Channel - Our primary distribution customers include Bell Microproducts, Inc., Ingram Micro, Inc. and Tech Data Corporation in the United States and approximately eight technical distributors in Europe.  Typically, these distributors sell our products to smaller VARs and catalogers who in turn sell to end-users.  The distribution agreements include provisions for rights of return, stock rotation and price protection, common terms in the commercial distribution area.  Because of these terms, revenue from shipments to these customers is not recognized until the related products are in turn sold by the distributor.  We support these distributors through a dedicated field sales force and provide further support through field sales personnel who work with the smaller VARs and catalogers to generate end-user sales and create the pull through its distribution customers.

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

Our products are sold both domestically and internationally and we have sales personnel located in various cities throughout the world.  We divide our sales into three geographical regions: (1) the Americas, consisting of North and South America; (2) Europe, Middle East and Africa (EMEA); and (3) Asia Pacific (APAC).  Primary support for customers in the Americas is provided from our San Diego headquarters office.  EMEA is supported by our wholly-owned subsidiaries located in Wokingham, England; Paris, France; and Munich, Germany.  The subsidiary in England provides sales, technical support and repair services, while the subsidiaries in France and Germany provide sales and technical support.  Our APAC customers are supported by our sales office in Singapore and Korea.  We assign to our international distributors the right to sell our products in a country or group of countries.  In addition, many domestic customers ship a portion of our products to their overseas customers.  Our foreign sales for fiscal years 2005, 2004 and 2003 were approximately $138.5 million, $116.5 million and $85.1 million, respectively, representing 58.8%, 48.9% and 43.4%, respectively, of our total net revenues. Foreign sales in the United Kingdom and Singapore, primarily in our OEM channel, were approximately $65.8 million and $21.8 million, respectively in fiscal 2005, $67.2 million and $9.4 million, respectively, in fiscal 2004 and $52.2 million and $2.7 million, respectively in fiscal 2003.

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

We generally provide a three-year advance replacement return-to-factory warranty on our NEO SERIES, PowerLoader and LoaderXpress products and a one year advance replacement return-to-factory warranty on our REO SERIES.  We also provide on-site service for the first warranty year of the NEO SERIES products for which we contract with third-party service providers.  For most products, we offer a program called XchangeNOW as part of our return-to-factory warranty that enables customers to receive an advance replacement unit shipped within two business days after placing a service request.  Our customer ships the defective unit back to us using the shipping materials from the replacement unit.  Separately priced on-site warranties are offered for sale to customers of other product lines.  We contract with outside vendors to provide service relating to all on-site warranties.

Research and Development

We incurred research and development (R&D) costs of $10.7 million,  $7.3 million and $7.4 million in fiscal years 2005, 2004 and 2003, respectively, representing 4.5%, 3.0% and 3.8% of net revenues, respectively.  We currently employ 69 people in our R&D department, including electrical, mechanical and firmware engineers who support our tape automation business and software engineers who support our REO disk-based appliance products.  In fiscal 2006 our development efforts will focus on four projects: (1) a new tape automation platform that we anticipate will spawn several new products targeting the price conscious small and medium business market; (2) a new protected primary storage appliance based on the software we received in the August 2005 acquisition of Zetta Systems; (3) the addition of scalability to our current line of REO disk based backup and recovery appliances; and (4) software for interoperability of all of our tiered storage products.  We expect these projects will increase R&D expenditures as a percent of net revenues to greater than 7.0% in fiscal 2006.  Development of the tape automation platform has passed the prototype phase and we expect initial customer shipments to begin in the third quarter of fiscal 2006.  Development of both the new protected primary storage appliance and REO scalability will soon be in beta testing with first customer shipments expected in the second quarter of fiscal 2006.  Development of software interoperability of all our tiered storage products is still in the early research stage.  We currently have no customer-sponsored R&D activities.

In general, our level of R&D spending is dependent upon our product development cycles.  During the later stages of the cycles, including the building of alpha and beta units and design verification testing, significant amounts of development materials are consumed.  OEM customers also generally require evaluation units to qualify a new design.  We anticipate that our move into primary storage will require a higher level of R&D spending in order for us to be competitive and successful in this new market.  Despite our R&D efforts, we may not be able to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis and any new products may not gain market acceptance.

Manufacturing and Suppliers

Historically, we have maintained a fully integrated factory in San Diego, California.  However, in September 2004, in order to reduce our cost structure, increase our flexibility and improve our focus on product development, we announced plans to outsource all of our manufacturing to Sanmina-SCI Corporation (Sanmina).  The transition of manufacturing of all of our products to Sanmina was completed in August 2005.  Currently, all of our products are produced by Sanmina at their Rapid City, South Dakota plant.

We purchase completed products from Sanmina.  They are generally responsible for procuring all raw materials and producing the products to meet our specifications.  However, we currently purchase tape drives and certain printed circuit boards (PCBs) which are incorporated into our tape automation products and consign the drives and PCBs to Sanmina.  Tape drives are the most expensive material component of these products and consignment enables us to avoid an additional markup from Sanmina.  For certain tape drives, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price.  From time to time in the past, we have not obtained as many drives as we have needed from various vendors due to drive shortages or quality issues.

In general, Overland-branded products are not manufactured until an order is received.  The typical lead-time for manufacturing products is three to five days and backlog is generally not a significant factor to our business.  Our two largest OEM customers, HP and IBM, have both required that we maintain inventory on hand, known as buffer stock, at any given time sufficient to supply their forecasted requirements for the next three weeks.  They provide weekly forecast information that allows us to manage both raw material and finished goods inventories.  The buffer stock is shipped into various distribution hubs around the world and we retain ownership of that inventory until it is pulled by HP and IBM to fulfill customer orders, at which time we record the sale.

Competition

The worldwide storage market is intensely competitive and barriers to entry are relatively low. However, no significant new entry has occurred in several years.  Our competitors vary in size from small start-ups to large multi-national corporations who have substantially greater financial, R&D and marketing resources.  In the tape automation market, our primary competition includes Advanced Digital Information Corporation and Quantum Corporation with limited competition from Storage Technology Corporation (recently acquired by Sun Microsystems, Inc.) in larger scale libraries.  Key competitive factors include product features, reliability, durability, scalability and price.

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

Proprietary Rights

General – In the tape automation space, we believe that patent, copyright, trademark and trade secret protection are less significant than factors such as the knowledge, ability and experience of our personnel, new product introductions and product enhancements.  In the secondary disk-based appliance and primary protected storage spaces, we believe intellectual property protection will be an important competitive advantage, and we intend to secure a significant number of patents, copyrights and trademarks as quickly as possible to obtain a leadership position in these areas.

We presently hold 17 United States patents and have 6 United States patents pending. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies.  These rights, however, may not prevent competitors from developing substantially equivalent or superior products to ours.  In addition, our present and future patents may be challenged, invalidated or circumvented, reducing or eliminating our proprietary protection.

VR2 Technology – We have entered into various intellectual property licensing agreements relating to our VR2 technology.  These agreements require the payment of royalty fees based on sales by licensees of products containing VR2.  In certain instances, we sell to the licensee ASIC chips embodying VR2 priced to include the cost of the chip plus an embedded royalty fee.

Employees

As of June 30, 2005, we had 335 employees, including 133 in sales and marketing, 61 in research and development, 89 in manufacturing and operations and 52 in finance, information systems, human resources and other management.  There are no collective bargaining contracts covering any of the employees and we believe that our relationship with our employees is good.

RISK FACTORS

An investment in our company involves a high degree of risk.  In addition to the other information included in this Report, you should carefully consider the following risk factors in evaluating an investment in our company.  You should consider these matters in conjunction with the other information included or incorporated by reference in this Report.

Our business has been highly dependent on our level of sales to one major customer, and such customer will not be purchasing our next generation product.

Hewlett-Packard Company (HP), including the former Compaq which HP acquired in May 2002, has been our largest customer, accounting for approximately 54.3% of net revenues in fiscal 2005, 58.8% of net revenues in fiscal 2004 and 58.4% of net revenues in fiscal 2003.  No other customer accounted for more than 10% of net revenues in fiscal 2005.  Neither HP nor any other customer is obligated to purchase a specific amount of our products or provide binding forecasts of purchases for any period.

In August 2005, we announced that HP had selected an alternate supplier for its next-generation mid-range tape automation product.  We expect HP to begin purchasing the first product of this new line from the alternate supplier during calendar year 2006.  We expect HP to continue to purchase the tape automation products currently supplied by us for some time, but the new product will eventually replace the majority of those purchases. We cannot predict how quickly this transition will occur, but we believe the impact to our revenue during fiscal 2007 will be significant and there may be some impact to revenue in fiscal 2006.

In August 2005, we acquired Zetta Systems, Inc. and the failure to successfully integrate this acquisition, or others in the future, could harm our business, financial condition and operating results.

We have in the past and expect in the future to make acquisitions of complementary businesses, products or technologies as we implement our business strategy.  For example, in June 2003 we acquired Okapi Software, Inc. and in August 2005 we acquired Zetta Systems.  We are working now to integrate Zetta and to introduce products based on the Zetta software.  If we fail to integrate Zetta successfully, it could harm our business, financial condition and operating results.

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

We have outsourced all of our manufacturing to Sanmina-SCI Corporation.  If we are unable to obtain our products from Sanmina-SCI in a cost effective and timely manner that meets our customers’ expectations, such failure could materially and adversely impact our business, financial condition and results of operations.

In July 2005, we completed the outsourcing of all our manufacturing to Sanmina-SCI Corporation.  We face a number of risks as a result of our decision to outsource manufacturing to Sanmina.  Sanmina will be the sole source supplier for all of our products.  Because of this dependence on one supplier, we are at greater risk of experiencing shortages or other delays in customer deliveries which could result in customer dissatisfaction and lost sales.  We will also be dependent on Sanmina for product quality, over which we will have limited control.  Our agreement with Sanmina also commits us to purchase products and materials based upon a forecast of customer demand that we provide.  In the event of a reduction or shift in product mix in the forecast, we would be obligated to purchase finished goods in excess of customer demand, or be required to reimburse Sanmina for unique parts or excess or obsolete inventory.  As a result, we could experience reduced gross margins based on these purchase commitments.

Our new disk-based products involve many significant risks.

In August 2003, we began shipping our REO SERIES of secondary disk-based backup and recovery products based on technology acquired from Okapi Software, Inc.  We also expect to introduce a disk-based protected primary storage product in October 2005 based on the technology acquired from Zetta Systems, Inc.

The success of these disk-based products is uncertain and subject to significant risks, any of which could have a material adverse effect on our business, liquidity, results of operation and financial position.  We must commit significant resources to these new products before determining whether they will succeed.  If these new products are not adopted by customers or do not achieve anticipated sales levels, any related intangible assets we have recorded may be impaired.  Such impairment would result in a charge against earnings in the period for which impairment is determined to exist, and reduce our assets and shareholders’ equity.

Prior to our acquisition of Okapi Software, we had not been involved in the development, marketing and sale of disk-based products, and prior to our acquisition of Zetta Systems, we had not been involved in the protected primary storage market.  The protected primary storage area is still new to many of our personnel.  We will need to continuously update and periodically upgrade these products to stay competitive.  Any delay in the commercial release of new or enhanced disk-based products could result in a significant loss of potential revenues and may adversely impact the market price of our common stock.

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

•                  currency exchange fluctuations;

•                  increases in costs and expenses associated with the introduction of new products; and

•                  increases in the cost of or limitations on availability of materials.

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

The worldwide storage market is intensely competitive as a number of manufacturers of tape automation solutions and storage management software products compete for a limited number of customers.  In addition, barriers to entry are relatively low in these markets.  We currently participate in the mid-range of the tape backup market.  In this segment, some of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products.  Our hardware products currently compete with products made by Advanced Digital Information Corporation, Quantum Corporation and Storage Technology Corporation (recently acquired by Sun Microsystems).  Our disk-based products currently compete with products made by International Business Machines Corporation, HP, Computer Associates International, Inc., EMC Corporation, Veritas Software Corporation, Quantum Corporation, Network Appliance, Inc. and numerous small startups.  The markets for our products are characterized by significant price competition, and we anticipate that our products will face increasing price pressure.  This pressure could result in significant price erosion, reduced profit margins and loss of market share, any of which could have a material adverse effect on our business, liquidity, results of operation and financial position.

Our business is highly dependent on the continued availability and market acceptance of the tape technologies incorporated in our products.

We have historically derived a majority of our revenue from products that incorporate tape drives purchased from other manufacturers and based on unique formats and tape technologies.  Certain of these tape drives are available only from a single manufacturer.  For the foreseeable future, we expect to continue to derive a substantial amount of our revenue from products incorporating these tape drives.

A portion of our products incorporate DLTtape drives manufactured by Quantum Corporation.  Quantum also is one of our competitors because Quantum markets its own tape automation products.  We do not have a long-term contract with Quantum, which could cease supplying tape drives directly to us.

In addition, from time to time in the past, we have not obtained as many drives as we have needed from various vendors due to drive shortages or quality issues.  Any prolonged inability to obtain adequate deliveries could require us to pay more for components, parts and other supplies, seek alternative sources of supply, delay shipment of products and damage relationships with current and prospective customers.  This type of delay or damage could have a material adverse effect on our business, liquidity, results of operation and financial position.  In fiscal 1997, we experienced problems with the supply of a newly-introduced tape drive and these problems materially adversely affected our sales and earnings for that year.  And, in the fourth quarter of fiscal 2005, we experienced drive availability issues which had a lesser effect on sales and earnings for the quarter.

We cannot assure you that these or similar problems will not reoccur, or that we will not experience similar or more serious disruptions in supply in the future with current or new versions of tape drives.

Our future operating results depend on the continued availability and market acceptance of the current tape technologies that we use.  If tape drives incorporating other technologies gain comparable or superior market acceptance than those currently incorporated in our products, we might have to modify the design of our tape automation products to incorporate these tape drives.  Our inability to do so or to obtain sufficient quantities of these tape drives could have a material adverse effect on our business, liquidity, results of operation and financial position.

Our tape-based storage solutions compete indirectly with other storage technologies, such as hard disk drives, and may face competition in the future from other emerging technologies.  The prices of hard disk drives continue to decrease while capacity and performance have increased.  We expect that our tape-based products will face increased competition from these alternative technologies.  If our strategy to compete in disk-based markets does not succeed, our business, financial condition and operating results will be materially and adversely affected.

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

We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws to protect our intellectual property rights.  These rights, however, may not prevent competitors from developing products that are substantially equivalent or superior to our products. To the extent we have or obtain patents, such patents may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or declared unenforceable. In addition, current or future patent applications may not result in the issuance of patents in the United States or foreign countries.  The laws of certain foreign countries may not protect our intellectual property to the same extent as U.S. laws.  Furthermore, competitors may independently develop similar products, duplicate our products or, if patents are issued to us, design around these patents.

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

Our business is such that we may at any time be sued for infringing the patent rights or misappropriating the proprietary rights of others. For example, during fiscal 2004 we settled a case alleging patent infringement.  Intellectual property litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

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

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. For fiscal years 2005, 2004 and 2003, we did not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclosed in the notes to our financial statements information about what such charges would be if they were expensed.  Beginning with the first quarter of fiscal 2006, we have adopted SFAS No. 123(R), which will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. The change in accounting rules will lead to a decrease in reported earnings or an increase in reported net loss, as the case may be. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.  See Note 1, “Operations and Summary of Significant Accounting Policies - Stock Based Compensation, of Notes to Consolidated Financial Statements” for more information concerning our adoption of this accounting standard.

ITEM 2. Properties

We own no real property and we currently lease all facilities used in our business. Our headquarters are located in San Diego, California in a two-building light industrial complex comprising approximately 160,000 square feet. The lease expires in February 2014 and can be renewed for one additional five-year period. This San Diego facility houses all of our research and development, and administrative functions,  as well as a major portion of sales, sales administration, marketing and customer support.

We lease a 17,000 square foot facility located in Wokingham, England, which houses sales, technical support and repair services. The lease expires in January 2018. We also maintain small sales offices located close to Paris, France, Munich, Germany, Singapore and Korea.

We are obligated under a lease on a 15,000 square foot facility in Longmont, Colorado which was used by an operation we shut down in 2001. The facility is currently vacant and the lease expires in November 2005.

ITEM 3. Legal Proceedings

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock trades on The NASDAQ National Market under the symbol “OVRL”. As of September 7, 2005, there were approximately 133 shareholders of record. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The high and low bid quotations of our common stock from June 29, 2003 through July 3, 2005 were as follows:

	Bid Quotations
	High	Low
Fiscal Year 2005:
Fourth quarter	$14.86	$9.34
Third quarter	17.19	13.92
Second quarter	17.34	13.51
First quarter	14.99	9.86
Fiscal Year 2004:
Fourth quarter	$17.61	$13.00
Third quarter	23.57	16.04
Second quarter	20.94	16.05
First quarter	22.00	13.76

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Share Repurchase Authorization

On August 11, 2004, our board of directors authorized the purchase of up to $10.0 million of our common stock on the open market or through negotiated transactions. This repurchase authority allows us to selectively repurchase our common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date. During the fourth quarter of fiscal 2005, 32,500 shares were repurchased under the repurchase authorization as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

UNDER SHARE REPURCHASE AUTHORIZATION

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 4 through May 1, 2005	0	N/A	N/A	$10,000,000
May 2 through May 29, 2005	0	N/A	N/A	$10,000,000
May 30, through July 3, 2005	32,500	$9.46	32,500	$9,692,404
Total	32,500	$9.46	32,500	$9,692,404

ITEM 6. Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements and the related notes. This information should be read in conjunction with Item 7 of this Report - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and the related notes set forth at the pages indicated in Item 15(a)(1) of this Report.

Fiscal Year

	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Income Statement Data:
Net revenue	$235,687	$238,139	$195,881	$163,380	$155,696
Gross profit	60,917	64,654	54,018	42,445	39,034
Income from operations	3,524	15,598	10,310	6,516	3,699
Income before income taxes	5,068	16,199	10,193	6,839	4,017
Net income	4,578	10,625	6,682	4,493	2,494
Net income per share(1):
Basic	$0.33	$0.79	$0.59	$0.42	$0.24
Diluted	$0.32	$0.74	$0.54	$0.40	$0.23

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$76,887	$69,657	$55,020	$26,884	$10,844
Working capital	110,363	103,244	84,326	54,463	46,999
Total assets	164,554	144,851	130,922	81,003	70,171
Long-term debt, inclusive of current portion	—	—	3,957	4,655	—
Shareholders’ equity	121,494	113,514	93,264	59,266	51,679

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

Overview

In fiscal 2005, revenue decreased by 1.0%, net income by 56.9% and diluted earnings per share by 56.8%. Our performance reflects a 9.5% decrease in revenue from our OEM customers partially offset by a 17.3% growth in revenue from our branded channel customers. Our largest customer accounted for approximately 54.3% of total net revenue in fiscal 2005 compared to 58.8% in fiscal 2004. Our gross profit margin decreased from 27.1% in fiscal 2004 to 25.8% in fiscal 2005. The decline in gross profit included $2.1 million of transition costs related to the outsourcing of our manufacturing process. While we experienced a decline in revenue and gross profit, operating expenses grew by 17.0%. The spending increase was in (i) sales and marketing expenses, reflecting an increase in headcount primarily to support the growth in our branded channel, (ii) research and development which included continued investment in REOTM development and (iii) general and administrative expenses as a result of increased costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

We ended the year with approximately $76.9 million in cash, cash equivalents and short-term investments compared to $69.7 million in fiscal 2004. At the end of fiscal years 2005 and 2004 we had no debt outstanding on our credit facility. During fiscal 2005 we generated cash from operations of $8.2 million and generated $2.6 million from the exercise of stock options and purchases under our Employee Stock Purchase Plan (ESPP); offset by capital expenditures of approximately $3.4 million.

Our strategy is to become a market leader and innovative supplier of a complete portfolio of tiered data storage solutions by providing intelligent appliances and software modules designed to work together to ensure that information is “automatically safe, readily available and always there.”  We intend to deliver products to address all three tiers of data storage:  primary “protected” disk, secondary disk-based backup and tertiary automated tape libraries for archival.  Our focus will continue to be on mid-range solutions that can be easily sold worldwide through our indirect network of resellers.  We intend to leverage our leadership position in mid-range tape automation into a similar position in primary and secondary intelligent disk-based appliances.

In September 2004, in order to enhance our strategic competitiveness and increase our flexibility, we announced a plan to outsource all of our manufacturing, currently located in California, to a U.S. third party manufacturer. In November 2004, the contract with the outsource manufacturer was finalized and all employees were notified of termination dates and benefits. We completed the transfer all of our manufacturing operations in August 2005. We expect to incur between $2.5 million and $3.0 million of pretax charges for outsourcing severance costs and other obligations. We recorded $2.1 million of these charges in fiscal 2005 as a cost of revenue, and expect up to an additional $900,000 in charges in the first quarter of fiscal 2006. The charges in fiscal 2005 include an expense of $1.5 million representing one-time termination benefits and $523,000 of other transition costs which were recorded as incurred.

In August 2005, Hewlett-Packard Company (HP) informed us of its decision not to purchase its next-generation, mid-range tape automation production line from Overland. HP will continue to purchase the tape automation products currently supplied by us for some time; however, the new product will eventually replace the majority of those purchases. We cannot predict how quickly this transition will occur, but we believe the impact to our revenue during fiscal 2006 will be minimal. The impact to our revenues in fiscal 2007 is expected to be significant. In light of this anticipated loss in future revenue, we intend to focus heavily on the delivery of new higher-margin products to our branded channel during fiscal 2006. Our current three-year contract with HP expires in July 2006. The contract does not commit HP to buy specific quantities of product at any time.

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

Revenue Recognition

Revenue on direct product sales (excluding sales to distributors and certain OEM customers) is recognized upon shipment of products to such customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy. Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, the Overland sale is recorded.

We have entered into various licensing agreements relating to our Variable Rate Randomizer (VR2) technology. These agreements typically call for royalty fees based on sales by licensees of products containing VR2. Royalties on sales by licensees of products containing VR2 are recorded when earned, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase, from us, the Applications Specific Integrated Circuit (ASIC) chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee. In these instances, revenue on ASIC chip sales are recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

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

Inventory Valuation

We record inventories at the lower of cost or market value. We assess the value of our inventories periodically based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, we adjust our inventory for obsolete or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value. Likewise, we record an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs. If actual market conditions are less favorable than what we projected, we may need to record additional inventory adjustments and adverse purchase commitments.

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

Warranty Obligations

We generally provide a three-year advance replacement return-to-factory warranty on our NEO SERIES, PowerLoader and LoaderXpress products and a one year advance replacement return-to-factory warranty on our REO SERIES. We also provide on-site service for the first warranty year of the NEO SERIES products for which we contract with third-party service providers. For most products, we offer a program called XchangeNOW as part of our return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request. The customer ships the defective unit back to us using the shipping materials from the replacement unit. We record a provision for estimated future warranty costs at the time of shipment for both the return-to-factory and on-site warranties. Separately priced on-site warranties are offered for sale to customers of other product lines. We contract with outside vendors to provide service relating to all on-site warranties. Warranty revenue and amounts paid in advance to outside service organizations are recognized in the financial statements in revenue and cost of revenue, respectively, over the warranty period.

Impairment of Long-Lived Assets

We also consider potential impairment of both tangible and intangible long-lived assets when circumstances indicate that the carrying amount of an asset may not be recoverable. In such circumstances, we may incur material charges relating to the impairment of such asset. We would measure any required impairment loss as the amount by which the asset’s carrying value exceeds its fair value and we would record it as a reduction in the carrying value of the related assets and charge it to results of operations.

Results of Operations

The following tables set forth certain financial data as a percentage of net revenue:

	Fiscal Year
	2005	2004	2003

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	74.2	72.9	72.4
Gross profit	25.8	27.1	27.6
Operating expenses:
Sales and marketing	14.6	13.0	13.6
Research and development	4.5	3.0	3.8
General and administrative	5.2	4.6	4.9
	24.3	20.6	22.3
Income from operations	1.5	6.5	5.3
Other income (expense), net	0.7	0.3	(0.1)
Income before income taxes	2.2	6.8	5.2
Provision for income taxes	0.3	2.3	1.8
Net income	1.9	4.5	3.4

Fiscal Year 2005 Compared to Fiscal Year 2004

Net Revenue. Net revenue decreased from $238.1 million in fiscal 2004 to $235.7 million in fiscal 2005. The decrease of $2.4 million or 1.0% is primarily due to a 9.5% decrease in revenue from OEM customers, as a group. This decrease is primarily a result in declining sales to HP attributed to the decrease of NEO2000 products and spare parts. Net revenue from HP represented approximately 54.3% of net revenue in fiscal 2005 compared to approximately 58.8% in fiscal 2004.

Net revenue from Overland branded products increased from $79.4 million in fiscal 2004 to $93.2 million in fiscal 2005. The increase of $13.8 million or 17.3% was primarily the result of an increase in sales of REO disk-based products and a $4.0 million increase in revenue from Europe, Middle East and Africa (EMEA) related to shipments under a large contract with a European governmental agency. Fiscal 2004 product sales represent less than an entire year of REO sales as we began shipping the first REO product in August 2003. In addition, in October 2004, we introduced a new REO product which resulted in sales of approximately $7.1 million for fiscal 2005.

In addition, VR2 revenue in fiscal 2005 decreased from $3.8 million in fiscal 2004 to $2.2 million in fiscal 2005. This decrease of $1.6 million or 42% was the result of declining chip sales. In fiscal 2005, royalties represented $1.9 million of VR2 revenue compared to $1.7 million in fiscal 2004. During fiscal 2005 chip sales decreased to $240,000 from $2.0 million in fiscal 2004.

We project that revenue will grow in fiscal 2006 by approximately 6% over fiscal 2005. This projection includes 40% growth in our branded business, driven largely by sales of new products including our new protected primary storage offering and new scalable REO products we plan to introduce in the second quarter of fiscal 2006, and our new tape automation products beginning in the third quarter of fiscal 2006. We estimate that this growth in branded revenue will be partially offset by a 16% decline in sales to OEM customers, primarily HP.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Fiscal Year
	2005	2004	2003
LibraryXpress products:
NEO Series	68.0%	68.8%	66.1%
Loaders	8.9	10.3	15.3
	76.9	79.1	81.4
Spare parts, drives, other	17.9	18.6	16.8
Disk based	4.2	0.7	0.0
VR2	1.0	1.6	1.8
	100.0%	100.0%	100.0%

Gross Profit. Gross profit decreased from $64.7 million in fiscal 2004 to $60.9 million in fiscal 2005. The decrease of approximately $3.8 million or 5.8% is primarily due to an overall decrease in our net revenue of $2.4 million, as described above, and an increase of $2.1 million in cost of revenue associated with the outsourcing of our manufacturing activities. In addition, during fiscal 2005 warranty costs increased by $2.6 million as a result of more products under warranty compared to the prior year. These cost increases were partially offset by favorable product mix within our branded channel and a larger concentration of higher margin sales of branded products versus lower margin OEM products.

Excluding the impact of outsourcing charges in fiscal 2005 and amortization in fiscal 2006 of acquisition costs associated with the Zetta acquisition, we expect our gross margin percentage in fiscal 2006 to be relatively unchanged from fiscal 2005. Although sales of branded products are expected to represent a higher percentage of total revenue in fiscal 2006 compared to fiscal 2005, we expect that the gross margin percentage on our new products will initially be lower than our existing products, which is consistent with our past experience. In fiscal 2007 we will focus on cost reductions, which we expect will result in gross margin improvements.

Sales and Marketing Expenses. Sales and marketing expenses increased to $34.4 million in fiscal 2005 from $30.8 million in fiscal 2004. The increase of approximately $3.6 million or 11.5% is primarily associated with an expansion of our branded sales force. We expect that sales and marketing expenses in fiscal 2006 will grow 15% to 20% over fiscal 2005 representing incremental spending to introduce and promote our new products introduced during the year, and to increase our sales and technical support services.

Research and Development Expenses. Research and development expenses increased to $10.7 million in fiscal 2005 from $7.3 million in fiscal 2004. The increase of approximately $3.4 million or 47.2% is primarily due to an increase of approximately $1.4 million associated with an increase in headcount for further development of REO and other new products, and a related increase in development costs of approximately $1.2 million. We anticipate heavy R&D spending in fiscal 2006 for completion of the development of our new tape library platform, the new scalable REO products, and the new protected primary storage offerings. We also expect heavy research and development spending related to the integration of the development team from the August 2005 acquisition of Zetta Systems. R&D spending for fiscal 2006 is expected to grow by approximately 65% over fiscal 2005.

General and Administrative Expenses. General and administrative expenses increased to $12.3 million in fiscal 2005 from $10.9 million in fiscal 2004. The increase of approximately $1.4 million or 12.6% is primarily due to a $1.3 million increase in consulting and auditing fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and an increase of approximately $555,000 associated with an increase in general operating activities during fiscal 2005. These increases were offset by a $639,000 decrease in legal fees in fiscal 2005, which primarily resulted from the settlement of the Raytheon patent infringement lawsuit in April 2004. We anticipate that general and administrative expenses in fiscal 2006 will be relatively flat compared to the spending in fiscal 2005.

Interest Income, net. Interest income increased to $1.5 million in fiscal 2005 from $533,000 in fiscal 2004. The increase of approximately $1.0 million or 181.4% is due to higher average cash balances combined with higher average yields when compared to fiscal 2004.

Provision for Income Taxes. Provision for income taxes decreased from $5.6 million in fiscal 2004 to $490,000 in fiscal 2005. The decrease of approximately $5.1 million or 91.2% is primarily the result of the decrease in fiscal 2005 earnings compared to fiscal 2004 and changes in prior year estimates due to the favorable settlement of IRS audits and statute expirations. Due to the expected taxable loss in fiscal 2006, we expect to receive a benefit at the statutory rate. In addition, we expect a benefit comparable to fiscal 2005 related to the research and development tax credit, and a reduced Extraterritorial Income Benefit (ETI), compared to fiscal 2005, as a result of the phase out of the ETI exclusion.

Fiscal Year 2004 Compared to Fiscal Year 2003

Net Revenue. Net revenue of $238.1 million in fiscal year 2004 was $42.2 million or 21.6% above net revenue of $195.9 million in fiscal 2003. This revenue growth was driven by increased unit sales and generally reflected the continued strong performance of our NEO SERIES line of tape library products. Sales within our library product lines (NEO, LibraryXpress®, LibraryPro®, Loaders and PowerLoaders) grew 18.9% to $189.8 million, compared to $159.6 million in fiscal 2003. Fiscal 2004 sales to OEM customers were up 22.5 % compared to fiscal 2003. The increase in revenue from our OEM customers was driven largely by depressed quarters in the first part of fiscal 2003 due to the uncertainty surrounding the HP/Compaq merger. While post merger quarterly revenue steadily grew to a peak in the second quarter of fiscal 2004, revenue from HP declined slightly from this peak in the second half of the year. Sales to HP accounted for 58.8% of total net revenue in fiscal 2004, compared to 58.4% in fiscal 2003.

Net revenue from Overland branded products during fiscal 2004 grew 20.5% over fiscal 2003 from $65.9 million to $79.4 million. This increase reflected our increased focus on the Overland branded channel over the past two years. Sales of Overland branded library products increased 16.7% over fiscal 2003, driven primarily by NEO SERIES library revenue with the largest increase coming from our domestic customers. Also contributing to the increase in branded channel results was revenue of $1.7 million generated from our disk-based REO products. Partially offsetting these increases was a 3.0% decrease in revenue from loader products.

Net revenue from spare parts of $27.7 million in fiscal 2004 were $7.1 million or 34.4% above net revenue of $20.6 million in fiscal 2003. This increase was driven primarily by our OEM customers.

VR2 revenue during fiscal 2003 amounted to $3.8 million and was comprised of chip sales of $2.0 million, engineering service fees of $50,000 and royalties of $1.7 million. VR2 revenue during fiscal 2003 amounted to $3.5 million and was comprised of chip sales of $785,000, engineering service fees of $775,000 and royalties of $1.9 million.

Gross Profit. Gross profit amounted to $64.7 million in fiscal 2004, an increase of $10.7 million or 19.7% from $54.0 million in fiscal 2003, resulting from a combination of higher sales volumes somewhat offset by slightly lower gross margins. The gross margin percentage decreased slightly to 27.1% in fiscal 2004, down from 27.6% in fiscal 2003. The decrease in gross margin percentage was due primarily to $1.8 million of amortization related to the Okapi technology asset. We also experienced higher warranty costs during fiscal 2004 as our domestic warranty policy, which includes one year of on-site warranty with the purchase of many of our products, was extended to our European customers. Although product mix and channel mix had little effect on the gross margin percentage when compared to the prior year, the increased costs discussed above were partially offset as material cost reductions outpaced average selling price degradation during fiscal 2004 and our pool of relatively fixed overhead costs was spread across a larger revenue base.

Sales and Marketing Expenses. Sales and marketing expenses amounted to $30.9 million, representing 13.0% of net revenue in fiscal 2004, compared to $26.7 million or 13.6% of net revenue in fiscal 2003. The increased expenditures resulted primarily from salary and related expenses associated with the expansion of our Overland branded sales force, increased spending associated with lead generation activities and increased market development funding related to our OEM customers. Also contributing to the increase were incremental expenses associated with promoting awareness around our disk-based products launched in early fiscal 2004.

Research and Development Expenses. R&D expenses amounted to $7.3 million or 3.0% of net revenue in fiscal 2004, compared to $7.4 million or 3.8% of net revenue in fiscal 2003. This decrease in absolute dollars was due to the elimination of expenses for our wound down Longmont operations combined with the restructure of our advanced research group during the fourth quarter of fiscal 2003. Also, the fiscal 2003 period included an adjustment to the accrued restructuring charges for the Longmont facility that did not repeat in fiscal 2004. Offsetting these decreases were increased salaries and related costs associated with our disk-based development team and increased development expenses associated with our NEO8000 and future tape based products.

General and Administrative Expenses. General and administrative expenses amounted to $10.9 million or 4.6% of net revenue in fiscal 2004, compared to $9.6 million or 4.9% of net revenue in fiscal 2003. This increase was due primarily to incremental legal fees associated with the Raytheon lawsuit, which was settled in the fourth quarter of fiscal 2004. Also contributing to the increase were consulting fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and corporate strategy development.

Interest Income. In fiscal 2004, we generated interest income of $601,000, compared to interest income of $427,000 in fiscal 2003. The increase was due to higher average cash balances.

Interest Expense. In fiscal 2004, we incurred interest expense of $68,000, compared to interest expense of $212,000 in fiscal 2003. This decrease of interest expense was due to the repayment of all outstanding balances on our long-term debt arrangement in the second quarter of fiscal 2004.

Other Expense/Income. In fiscal 2004, we generated net other income of $68,000, compared to net other expense of $332,000 in fiscal 2003. These amounts primarily related to foreign currency transaction fluctuations related to our United Kingdom operations.

Provision for Income Taxes. Our fiscal 2004 provision for state federal and foreign income taxes amounted to $5.6 million. This equated to an effective tax rate of 34.4% in fiscal 2004, flat when compared to fiscal 2003.

Liquidity and Capital Resources

At the end of fiscal 2005, we had $76.9 million of cash, cash equivalents and short-term investments compared to $69.7 million at the end of fiscal 2004. In addition, we had $10.0 million available on our unused bank line of credit. We believe these resources will be sufficient to fund our operations and to provide for our growth the next twelve months and into the foreseeable future. We have no other unused sources of liquidity at this time.

Our primary source of liquidity has historically been cash generated from operations. During fiscals 2005, 2004 and 2003, we generated $8.2 million, $14.6 million and $9.0 million, respectively, from operations. In addition to cash generated from operations in fiscal 2003, we raised an aggregate of $20.6 million in net proceeds through the sale of our common stock. The decrease of $6.4 million in cash provided by operating activities compared to fiscal 2004 was primarily the result of a decrease in net income and an increase in accounts receivable of $4.0 million. The growth in operating cash flow in fiscal 2004 compared to fiscal 2003 resulted from significantly improved profitability, a decrease in inventories resulting from better supply chain and buffer inventory management, as well as a larger tax benefit from an increased volume of stock option exercises. Offsetting this was the use of operating cash to fund an increase in income taxes receivable and prepaid third-party warranty contracts and a decrease in accounts payable. The increase of income taxes receivable was primarily a result of the tax benefit received from the exercise of stock options. The increase in prepaid third-party warranty contracts is a result of an increased focus on the sale of warranty upgrades and renewals. In fiscal 2003, operating cash flows were provided by increases in accounts payable and income taxes payable, net income, depreciation and amortization and tax benefits from the exercise of stock options. In fiscal 2003, operating cash was used to fund an increase in accounts receivable and inventories. These increases in accounts receivable, inventory and accounts payable were related to increases in sales, primarily to HP.

Cash used in investing activities was $18.0 million in fiscal 2005, $59.2 million for fiscal 2004 and $3.7 million for fiscal 2003. During fiscal 2005, we purchased short-term investments of approximately $114.2 million and received proceeds of approximately $99.6 million for the maturity and sale of similar investments. During fiscal 2004 we purchased $132.7 million of marketable debt securities and received proceeds of $75.6 million from the maturity of marketable debt securities.

Capital expenditures during fiscal years 2005, 2004 and 2003 were approximately $3.4 million, $2.1 million and $1.4 million, respectively, and were comprised primarily of purchases of computers and related equipment. During fiscal 2003, we invested cash of $2.4 million, in addition to issuing 134,551 shares of Overland common stock, to acquire the Okapi assets.

Cash provided by financing activities was $2.6 million for fiscal 2005, $2.3 million for fiscal 2004, and $22.7 million for fiscal 2003. Cash provided by financing activities was due to $2.9 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP) and upon exercise of stock options; offset by $309,000 used to repurchase shares of our common stock on the open market under our share repurchase authorization plan. Proceeds from the issuance of common stock under our ESPP and the exercise of stock options were $6.3 million and $2.8 million in fiscal years 2004 and 2003, respectively. During fiscal 2003 we received proceeds of $20.6 million from the issuance of common stock sold in a private placement. During fiscal 2003, principal payments of $698,000 were made towards the term note and in fiscal 2004 the outstanding balance of $4.0 million was paid in full.

We have a credit facility consisting of a $10.0 million revolving line of credit for working capital purposes that expires on November 30, 2006. The line of credit is collateralized by a general security interest in our assets. Interest on the line of credit is set at the bank’s prime rate (6.50% on September 12, 2005) in effect from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%. The loan agreement governing the credit facility requires us to comply with several financial and non-financial covenants. At the end of fiscal 2005, we were in compliance with all covenants under the facility. A violation of one or more of these covenants would constitute a default under the credit facility, which would enable the lender, at its option without notice, to accelerate all then outstanding indebtedness under the credit facility and/or terminate the lender’s obligation to extend credit under the credit facility. Under the terms of the credit facility, we have a financial covenant that states we cannot incur a loss for two consecutive quarters. We recorded a loss during the fourth quarter of fiscal 2005. If we record a loss in the first quarter of fiscal 2006, we would be in default under the terms of the credit facility, absent a waiver of such covenant. At the end of fiscal 2005, no amounts were outstanding under the credit facility.

On August 11, 2004, our board of directors authorized the purchase of up to $10.0 million of our common stock on the open market or through negotiated transactions. This repurchase authority allows us to selectively repurchase our common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date. During fiscal 2005, an aggregate of 32,500 shares were repurchased at a total cost of $309,000.

In August 2005, we used $9.0 million of cash for the purchase of Zetta Systems, Inc.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements.

Contractual Obligations

The following schedule summarizes our contractual obligations to make future payments (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$30,730	$3,251	$6,471	$6,728	$14,280
Purchase obligations	24,552	24,552	—	—	—
Total contractual obligations	$55,282	$27,803	$6,471	$6,728	$14,280

Inflation

Inflation has not had a significant impact on our operations during the periods presented. Historically we have been able to pass on to our customers’ increases in raw material prices caused by inflation. If at any time we cannot pass on such increases, our margins could suffer. Our exposure to the effects of inflation could be magnified by the concentration of OEM business.

Recently Issued Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

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

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For fiscal 2005, total interest income was $1.6 million with investments yielding an annual average of 2.2% on a worldwide basis. The interest rate level was up approximately 120 basis points from 1.0% in fiscal 2004. If a comparable decline in overall interest rates (120 basis points) were to occur in fiscal 2006, our interest income would decline approximately $923,000, assuming consistent investment levels.

The table below presents the cash, cash equivalents and short-term investment balances and related weighted-average interest rates at the end of fiscal 2005. The cash, cash equivalents and short-term investment balances approximate fair value (in thousands):

	Approximate Market Value	Weighted-Average Interest Rate
Cash and cash equivalents	$5,498	2.4%
Short-term investments:
Less than 1 year	2,937	2.1%
Due in 1 – 2 years	749	6.3%
Due in 2-5 years	1,931	4.1%
Due after 5 years	65,772	3.2%
	$76,887	3.1%

The table above includes the United States dollar equivalent of cash, cash equivalents and short-term investments, including $117,000, and $903,000 equivalents denominated in the British Pound Sterling and the Euro, respectively.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs and maintain inter-company balances which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during fiscal 2005 was not material.

ITEM 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and 15(a)(2), respectively.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 3, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of July 3, 2005 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that also audited our consolidated financial statements included in this annual report, as stated in their report which is included herein.

Changes in Internal Controls

There we no changes in our internal control over financial reporting during our fiscal quarter ended July 3, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

On September 6, 2005, Mr. John Matze, who served as Vice President and Chief Technical Officer of Overland Storage, Inc. (the Company), indicated his intention to resign from the Company effective September 9, 2005. Mr. Matze was an at-will employee whose employment could be terminated by him or by the Company for any reason, with or without notice. Mr. Matze earned an annual salary of $240,000 per year and participated in the Company’s executive bonus plan. Upon the effective date of his resignation, Mr. Matze was no longer eligible for benefits under his retention agreement dated effective June 25, 2003, which were payable upon certain terminations following a change in control of the Company.

The foregoing disclosure is provided in lieu of disclosure under Item 1.02 of Form 8-K.

On September 9, 2005, we entered into an employment agreement with Mr. W. Michael Gawarecki, our Vice President of Operations, which was effective as of May 16, 2005. Under the agreement, Mr. Gawarecki is entitled to a base salary of $246,500 per year and is eligible for discretionary quarterly bonuses under our MBO and Bonus Plan, which bonuses may not exceed 40% of Mr. Gawarecki’s quarterly base salary. Mr. Gawarecki was also eligible to receive a special bonus related to outsourcing of $100,000, but the conditions for receiving that bonus were not satisfied. The term of the agreement will continue until June 30, 2006 and will not renew unless agreed by the parties in writing. Mr. Gawarecki’s employment is at-will and may be terminated by us or by him at any time and for any reason, with or without cause. If Mr. Gawarecki is terminated without cause or resigns with good reason, he will be entitled to receive a severance payment equal to 100% of his then annual base salary, subject to the execution by him of a general release of claims against us. This severance will be paid in either a lump-sum amount or in twelve equal monthly installments without interest, at the election of Mr. Gawarecki. Our obligation to pay severance to Mr. Gawarecki under the agreement terminates upon the occurrence of a change in control.

The foregoing disclosure is provided in lieu of disclosure under Item 1.01 of Form 8-K.

On September 14, 2005, our board of directors designated Ms. Christie Huff, our Vice President of Worldwide Marketing, to be an executive officer. Ms. Huff earns an annual salary of $195,000 per year. We also entered into our standard form of retention agreement with Ms. Huff. Under this agreement, Ms. Huff will receive a severance payment if, within two years of the consummation of a change in control of the Company, she is terminated without cause or resigns with good reason. The severance payment would be based upon Ms. Huff’s base salary at the time of the consummation of the change in control or the termination date, whatever is higher, plus her target bonus for the year prior to the consummation of the change in control. This agreement provides that, upon a change in control, Ms. Huff would be entitled to an amount equal to her respective base salary plus target bonus. If any portion of any payment under the agreement would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then that payment will be reduced to an amount that is one dollar less than the threshold for triggering the tax imposed by Section 4999 of the Internal Revenue Code. We also entered into our standard indemnification agreement with Ms. Huff. Ms. Huff’s employment is at-will and may be terminated by us or her at any time and for any reason, with or without cause.

The foregoing disclosure is provided in lieu of disclosure under Item 1.01 of Form 8-K.

On August 22, 2005, our board of directors established a Special Committee on Shareholder Value On August 22, 2005, our Board established a Special Committee on Shareholder Value.  The members of the Special Committee are Scott McClendon (Chair), Robert Degan and Michael Norkus.  The Special Committee will evaluate and respond to any unsolicited third-party proposals to acquire the Company.  The Special Committee will also advise in the future regarding any Company-solicited transactions which are out of the ordinary course of business and designed to increase shareholder value.  No such transactions are contemplated at this time.  On September 14, 2005, the Board determined that the directors serving on the Special Committee will receive $500 for each committee meeting attended (whether telephonically or in person) since formation of the Special Committee.  Such fee will not be paid for committee meetings in joint session with the full Board.

The foregoing disclosure is provided in lieu of disclosure under Item 1.01 and Item 8.01 of Form 8-K.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item is included under the captions entitled “Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

We have adopted the Overland Storage, Inc. Code of Business Conduct and Ethics, a Code that applies to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is publicly available on our website at www.overlandstorage.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code applying to our principal executive officer or our principal financial or accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11.   Executive Compensation

The information required by this item is included under the caption entitled “Compensation of Executive Officers”, “Non-Employee Director Compensation” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation” in our Proxy Statement to be filed for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.   Certain Relationships and Related Transactions

The information required by this item is included under the caption entitled “Certain Relationships and Related Transactions” in our Proxy Statement to be filed for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.   Principal Accountant Fees and Services

The information required by this item is included under the caption entitled “Principal Accountant Fees and Services” in our Proxy Statement to be filed for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following Consolidated Financial Statements of Overland Storage, Inc. and Report of Independent Registered Public Accounting Firm are included in a separate section of this Report at the page numbers so indicated:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2005 and 2004
Consolidated Statements of Operations for the Years Ended June 30, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for Years Ended June 30, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedule.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)  Exhibits

2.1	Agreement and Plan of Merger dated June 20, 2003 among Overland, Okapi Acquisition Co., Inc. and Okapi Software, Inc. (15) ++

2.2	Agreement and Plan of Merger dated August 8, 2005 among Overland, Zeppole Acquisition Corp. and Zetta Systems, Inc. ++

3.1	Amended and Restated Articles of Incorporation. (11)

3.2	Amended and Restated Bylaws. (20)

4.1	Specimen stock certificate. (11)

4.2	Shareholder Rights Agreement dated August 22, 2005 between Overland and Wells Fargo Bank, N.A., as Transfer Agent. (20)

10.1	Build-to-Suit Single Tenant Lease dated October 12, 2000 between Overland and LBA-VIF One, LLC. (5)

10.2	First Amendment to Lease dated January 18, 2001 between Overland and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC. (8)

10.3	Second Amendment to Lease dated March 8, 2001 between Overland and LBA Overland, LLC. (8)

10.4	Business Loan Agreement dated November 28, 2001 between Overland and Comerica Bank-California. (10)

10.5	Security Agreement dated November 28, 2001 between Overland and Comerica Bank-California. (10)

10.6	Master Revolving Note dated November 28, 2001 between Overland and Comerica Bank-California. (10)

10.7	Variable Rate-Single Payment Note dated November 28, 2001 between Overland and Comerica Bank-California. (10)

10.8	First Modification to Business Loan Agreement dated August 13, 2002 between Overland and Comerica Bank-California. (12)

10.9	Loan Modification to Business Loan Agreement dated August 30, 2002 between Overland and Comerica Bank-California. (21)

10.10	Second Modification to Business Loan Agreement and Addendum A dated September 10, 2003 between Overland and Comerica Bank-California. (17)

10.11	Loan Revision/Extension Agreement dated September 10, 2003 between Overland and Comerica Bank-California. (17)

10.12	Third Modification to Business Loan Agreement dated October 25, 2004 between Overland and Comerica Bank-California. (18)

10.13	Loan Revision/Extension Agreement dated October 22, 2004 between Overland and Comerica Bank-California. (18)

10.14	Design Purchase and Services Agreement dated June 15, 2001 between Overland and Seagate Removable Storage Solutions LLC. (7) +

10.15	Supply Agreement dated June 15, 2001 between Overland and Seagate Removable Storage Solutions LLC. (7) +

10.16	VR2 Technology License Agreement dated April 27, 2000 between Overland and Storage Technology Corp. (2) +

10.17	Amendment to VR2 Technology License Agreement dated June 18, 2002 between Overland and Storage Technology Corp. (11) +

10.18	Second Amendment to VR2 Technology License Agreement dated November 7, 2003 between Overland and Storage Technology Corp. (17) +

10.19	Amendment Three to VR2 Technology License Agreement dated March 29, 2004 between Overland and Storage Technology Corp. (21) +

10.20	Base Agreement #4902RL1317 dated November 1, 2002 between Overland and International Business Machines Corporation. (17) +

10.21	Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between Overland and Hewlett Packard Company. (17) +

10.22	Manufacturing Services Agreement between Overland Storage, Inc. and Sanmina-SCI Corporation effective as of November 23, 2004. (18) +

10.23	Amendment No. 1 to Manufacturing Services Agreement between Overland Storage, Inc. and Sanmina-SCI Corporation effective as of May 30, 2005. +

10.24*	Form of Indemnification Agreement entered into between Overland and each of its directors and officers. (10)

10.25*	Form of Retention Agreement entered into between Overland and each of its executive officers. (8)

10.26*	Employment Agreement dated March 12, 2001 between Overland and Christopher Calisi. (5)

10.27*	Employment Agreement dated December 4, 2000 between Overland and Vernon A. LoForti. (5)

10.28*	Offer Letter dated June 27, 2005 between the Company and George Karabatsos. (19)

10.29*	Second Amendment to 1995 Stock Option Plan. (1)

10.30*	Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan. (8)

10.31*	First Amendment to 1997 Executive Stock Option Plan. (1)

10.32*	Form of Stock Option Agreement for options granted under the 1997 Executive Stock Option Plan. (8)

10.33*	2000 Stock Option Plan, as amended and restated. (11)

10.34*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan. (6)

10.35*	2001 Supplemental Stock Option Plan. (9)

10.36*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2001 Supplemental Stock Option Plan. (11)

10.37*	2003 Equity Incentive Plan, as amended. (18)

10.38*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan. (17)

10.39*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan. (17)

10.40*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan. (17)

10.41*	Form of Restricted Stock Agreement for restricted stock granted under the 2003 Equity Incentive Plan.

10.42*	Amended and Restated 1996 Employee Stock Purchase Plan.

10.43*	Summary Sheet of Director and Executive Officer Compensation.

10.44*	Employment Agreement dated May 16, 2005 between Overland and W. Michael Gawarecki.

14.1	Code of Business Conduct and Ethics. (21)

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

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

(1)	Incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000.
(2)	Incorporated by reference to the Company’s Form 8-K filed July 25, 2000.
(3)	Incorporated by reference to the Company’s Form 10-K filed September 28, 2000.
(4)	Incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-53380) filed January 8, 2001.
(5)	Incorporated by reference to the Company’s Form 10-Q filed February 14, 2001.
(6)	Incorporated by reference to the Company’s Form 10-Q filed May 15, 2001.

(7)	Incorporated by reference to the Company’s Form 8-K filed July 2, 2001.
(8)	Incorporated by reference to the Company’s Form 10-K filed September 28, 2001.
(9)	Incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-75060) filed December 13, 2001.
(10)	Incorporated by reference to the Company’s Form 10-Q filed February 13, 2002.
(11)	Incorporated by reference to the Company’s Form 10-K filed September 27, 2002.
(12)	Incorporated by reference to the Company’s Form 10-Q filed November 13, 2002.
(13)	Incorporated by reference to the Company’s Form 10-Q filed May 12, 2003.
(14)	Number intentionally not used.
(15)	Incorporated by reference to the Company’s Form 10-K filed September 26, 2003.
(16)	Incorporated by reference to the Company’s Form 10-Q filed November 12, 2003.
(17)	Incorporated by reference to the Company’s Form 10-Q filed February 10, 2004.
(18)	Incorporated by reference to the Company’s Form 10-Q filed February 11, 2005.
(19)	Incorporated by reference to the Company’s Form 8-K filed August 12, 2005.
(20)	Incorporated by reference to the Company’s Form 8-K filed August 26, 2005.
(21)	Incorporated by reference to the Company’s Form 10-K filed September 10, 2004.

+	The Company has requested confidential treatment for certain portions of this Exhibit.

++

Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of the omitted schedules and similar attachments will be provided supplementally to the SEC upon request.

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERLAND STORAGE, INC.

Dated: September 15, 2005	By:	/s/ CHRISTOPHER CALISI
Christopher Calisi
President and Chief Executive Officer

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

Signature	Title	Date

/s/ CHRISTOPHER CALISI	President, Chief Executive	September 15, 2005
Christopher Calisi	Officer and Director
(Principal Executive Officer)

/s/ VERNON A. LoFORTI	Vice President, Chief	September 15, 2005
Vernon A. LoForti	Financial Officer and
Secretary (Principal Financial
and Accounting Officer)

/s/ ROBERT A. DEGAN	Director	September 15, 2005
Robert A. Degan

/s/ SCOTT McCLENDON	Chairman of the Board	September 15, 2005
Scott McClendon

/s/ MICHAEL NORKUS	Director	September 15, 2005
Michael Norkus

/s/ PETER PREUSS	Director	September 15, 2005
Peter Preuss

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Overland Storage, Inc.:

We have completed an integrated audit of Overland Storage, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of July 3, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overland Storage, Inc. and its subsidiaries at July 3, 2005 and June 27, 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of July 3, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

San Diego, California

September 14, 2005

OVERLAND STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Fiscal Year
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,498	$12,643
Short-term investments	71,389	57,014
Accounts receivable, less allowance for doubtful accounts of $298 and $296, respectively	37,703	33,794
Inventories	19,108	15,126
Deferred tax assets	3,741	4,300
Other current assets	11,456	6,515
Total current assets	148,895	129,392

Property and equipment, net	8,758	7,945
Intangible assets	5,193	6,924
Other assets	1,708	590
Total assets	$164,554	$144,851

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,015	$11,166
Accrued liabilities	13,436	8,535
Accrued payroll and employee compensation	3,973	3,107
Income taxes payable	926	1,058
Accrued warranty	3,182	2,282
Total current liabilities	38,532	26,148

Deferred tax liabilities	1,454	3,134
Other liabilities	3,074	2,055
Total liabilities	43,060	31,337

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, no par value, 25,000 shares authorized; 14,123 and 13,694 shares issued and outstanding, respectively	77,494	73,573
Accumulated other comprehensive loss	(312)	(256)
Deferred compensation	(463)	—
Retained earnings	44,775	40,197
Total shareholders’ equity	121,494	113,514
Total liabilities and shareholders’ equity	$164,554	$144,851

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year
	2005	2004	2003
Net revenue:
Product sales	$233,695	$236,341	$193,169
Royalty fees	1,992	1,798	2,712
	235,687	238,139	195,881
Cost of revenue	174,770	173,485	141,863
Gross profit	60,917	64,654	54,018

Operating expenses:
Sales and marketing	34,382	30,848	26,700
Research and development	10,687	7,259	7,376
General and administrative	12,324	10,949	9,632
	57,393	49,056	43,708
Income from operations	3,524	15,598	10,310

Other income (expense):
Interest income	1,613	601	427
Interest expense	(76)	(68)	(212)
Other income (expense), net	7	68	(332)
Income before income taxes	5,068	16,199	10,193
Provision for income taxes	490	5,574	3,511
Net income	$4,578	$10,625	$6,682

Net income per share:
Basic	$0.33	$0.79	$0.59
Diluted	$0.32	$0.74	$0.54

Shares used in computing net income per share:
Basic	13,899	13,384	11,318
Diluted	14,429	14,404	12,314

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Deferred	Retained	Total Shareholders’
	Shares	Amount	Income (Loss)	Compensation	Earnings	Equity
Balance at June 30, 2002	11,003	$36,654	$(278)	$—	$22,890	$59,266
Stock option and purchase plans	391	2,807	—	—	—	2,807
Sale of common stock	1,430	20,623	—	—	—	20,623
Stock issued for acquisition of Okapi	135	2,705	—	—	—	2,705
Tax benefits from exercise of stock options	—	1,095	—	—	—	1,095
Comprehensive income:
Net income	—	—	—	—	6,682	6,682
Foreign currency translation	—	—	86	—	—	86
Total comprehensive income	—	—	—	—	—	6,768
Balance at June 30, 2003	12,959	63,884	(192)	—	29,572	93,264
Stock option and purchase plans	735	6,251	—	—	—	6,251
Tax benefits from exercise of stock options	—	3,438	—	—	—	3,438
Comprehensive income:
Net income	—	—	—	—	10,625	10,625
Foreign currency translation	—	—	(31)	—	—	(31)
Unrealized loss on short-term investments, net of tax of $21	—	—	(33)	—	—	(33)
Total comprehensive income	—	—	—	—	—	10,561
Balance at June 30, 2004	13,694	73,573	(256)	—	40,197	113,514
Stock option and purchase plans	362	2,943	—	—	—	2,943
Issuance of restricted stock	100	—	—	—	—	—
Deferred compensation	—	543	—	(463)	—	80
Stock options issued to consultant	—	29	—	—	—	29
Repurchase of common stock	(33)	(309)	—	—	—	(309)
Tax benefits from exercise of stock options	—	715	—	—	—	715
Comprehensive income:
Net income	—	—	—	—	4,578	4,578
Foreign currency translation	—	—	24	—	—	24
Unrealized loss on short-term investments, net of tax of $50	—	—	(80)	—	—	(80)
Total comprehensive income	—	—	—	—	—	4,522
Balance at June 30, 2005	14,123	$77,494	$(312)	$(463)	$44,775	$121,494

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2005	2004	2003
Operating activities:
Net income	$4,578	$10,625	$6,682
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,289	4,164	2,354
Deferred tax provision	(1,071)	(885)	(843)
Provision for losses on accounts receivable	97	10	146
Tax benefits from exercise of stock options	715	3,438	1,095
Stock-based compensation	109	—	—
Realized gain on short-term investments	(2)	—	—
Amortization of discount on short-term investments	147	29	—
Changes in operating assets and liabilities:
Accounts receivable	(4,006)	(1,954)	(10,577)
Inventories	(3,982)	4,136	(1,756)
Accounts payable and accrued liabilities	11,650	(218)	10,747
Accrued payroll and employee compensation	866	(87)	476
Other assets and liabilities, net	(5,172)	(4,660)	709
Net cash provided by operating activities	8,218	14,598	9,033

Investing activities:
Purchases of short-term investments	(114,218)	(132,666)	—
Proceeds from maturities of short-term investments	95,252	75,569	—
Proceeds from sales of short-term investments	4,316	—	—
Capital expenditures	(3,406)	(2,141)	(1,354)
Loss on disposal of property and equipment	35	—	—
Payments made in association with acquisition of Okapi	—	—	(2,361)
Net cash used in investing activities	(18,021)	(59,238)	(3,715)

Financing activities:
Payments on long-term debt	—	(3,957)	(698)
Proceeds from the sale of common stock	—	—	20,623
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	2,943	6,251	2,807
Repurchase of common stock	(309)	—	—
Net cash provided by financing activities	2,634	2,294	22,732
Effect of exchange rate changes on cash	24	(31)	86
Net (decrease) increase in cash and cash equivalents	(7,145)	(42,377)	28,136
Cash and cash equivalents, beginning of year	12,643	55,020	26,884
Cash and cash equivalents, end of year	$5,498	$12,643	$55,020

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,555	$4,590	$1,649
Cash paid for interest	$—	$75	$199
Non-cash investing activities:
Common stock issued for acquisition of Okapi	$—	$—	$2,705
Change in net unrealized loss on short-term investments	$80	$33	$—

See accompanying notes to consolidated financial statements

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Overland Storage, Inc. (We, Overland or the Company) was incorporated on September 8, 1980 under the laws of the State of California. For 25 years we have delivered data protection solutions designed for backup and recovery to ensure business continuity. Historically, we have focused on delivering a portfolio of tape automation solutions including loader and library systems designed for small business and midrange computing environments. Beginning with the June 2003 acquisition of Okapi Software, Inc. (Okapi), a privately-owned company based in San Diego, California, we expanded our product offerings to include a family of intelligent disk-based backup and recovery appliances to complement our tape solutions.

The Company operates and reports using a 52-53 week fiscal year ending on the Sunday closest to June 30. For ease of presentation, the Company’s fiscal year-end is deemed to be June 30. For example, references to fiscal 2005 refer to the fiscal year ending on July 3, 2005. Fiscal year 2005 included 53 weeks. Fiscal years 2004 and 2003 each included 52 weeks.

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

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, allowance for doubtful accounts, warranty accrual, valuation of intangible assets, long-lived assets and valuation allowance on deferred tax assets.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. During fiscal 2005, the Company concluded that it was appropriate to classify its auction rate municipal bonds as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities under the short-term investments caption in the Consolidated Balance Sheets for fiscal years 2005 and 2004. Corresponding adjustments have also been made to the Consolidated Statements of Cash Flows for fiscal years 2005 and 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statements of Cash Flows, or the previously reported Consolidated Statements of Operations for any period.

For fiscal 2004, $46.0 million of these short-term investments were previously classified as cash and cash equivalents.

Revenue Recognition

Revenue on direct product sales (excluding sales to distributors and certain OEM customers) is recognized upon shipment of products to such customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under the Company’s warranty policy. Title and risk of loss transfer to the customer when the product leaves the Company’s dock. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. As part of our existing agreements with certain OEM customers, the Company ships products to various distribution hubs around the world and retains ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, the Overland sale is recorded.

The Company has entered into various licensing agreements relating to its Variable Rate Randomizer (VR2) technology. These agreements typically call for royalty fees based on sales by licensees of products containing VR2. Royalties on sales by licensees of products containing VR2 are recorded when earned, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase, from the Company, the Applications Specific Integrated Circuit (ASIC) chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee. In these instances, revenue on ASIC chip sales are recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

Shipping and Handling

Amounts billed to customers for shipping and handling are included in product sales and costs incurred related to shipping and handling are included in cost of revenue.

Research and Development Costs

Research and development costs are expensed as incurred. The costs for the development of new software products and substantial enhancements to existing software products are expensed until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Standards (SFAS) No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs have been capitalized for any of the periods presented.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2005, 2004 and 2003 were $1.5 million, $1.7 million and $1.2 million, respectively.

Warranty Costs

The Company generally provides a three-year advance replacement return-to-factory warranty on its NEO SERIES, PowerLoader and LoaderXpress products and a one year advance replacement return-to-factory warranty on its REO SERIES. The Company also provides on-site service for the first warranty year of the NEO SERIES products for which it contracts with third-party service providers. For most products, the Company offers a program called XchangeNOW as part of its return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request. The customer ships the defective unit back to the Company using the shipping materials from the replacement unit. The Company records a provision for estimated future warranty costs at the time of shipment for both the return-to-factory and on-site warranties. Separately priced on-site warranties are offered for sale to customers of other product lines. The Company contracts with outside vendors to provide service relating to all on-site warranties. Warranty revenue and amounts paid in advance to outside service organizations are recognized in the financial statements in revenue and cost of revenue, respectively, over the warranty period.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The carrying amounts of these instruments approximate fair value because of their short-term maturities and variable interest rates. Fair values of the investments in debt securities are estimated based on quoted market prices for these securities.

Accumulated Other Comprehensive Loss

Comprehensive income for the Company includes net income, foreign currency translation adjustments and unrealized losses on available-for-sale securities, which are charged or credited to accumulated other comprehensive income within shareholders’ equity. For fiscal years 2005, 2004 and 2003, the components of other accumulated comprehensive loss were as follow (in thousands):

	Fiscal Year
	2005	2004	2003
Foreign currency translation adjustments	$(199)	$(223)	$(192)
Unrealized loss on short-term investments, net of tax of $71 and $21, respectively	(113)	(33)	—
Total other accumulated comprehensive loss	$(312)	$(256)	$(192)

Segment Data

The Company reports segment data based on the management approach. The management approach designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company’s reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. Based on the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it operates in one segment providing data storage solutions for mid-range computer networks. The Company discloses information about products and services, geographic areas and major customers.

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable, which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents and short-term investment with high credit quality financial institutions and investing in high quality short-term debt instruments. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.

The Company’s largest single customer accounted for approximately 54.3%, 58.8% and 58.4% of sales in fiscal years 2005, 2004 and 2003, respectively, and approximately 48.9%, 44.2% and 51.9% of accounts receivable as of the end of fiscal years 2005, 2004 and 2003, respectively. No other customer accounted for 10% or more of sales in any of the three years presented.

Information about Geographic Areas

The Company markets its products domestically and internationally, with its principal international market being Europe. The tables below contain information about the geographical areas in which the Company operates. Revenue is attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Net Revenue	Long-Lived Assets
	(in thousands)
Fiscal 2005
United States	$97,156	$13,276
United Kingdom	65,845	667
Rest of Europe	28,464	8
Singapore	21,822	—
Other foreign countries	22,400	—
	$235,687	$13,951
Fiscal 2004
United States	$121,641	$14,048
United Kingdom	67,209	821
Rest of Europe	24,355	—
Singapore	9,415	—
Other foreign countries	15,519	—
	$238,139	$14,869
Fiscal 2003
United States	$110,790	$16,335
United Kingdom	52,176	819
Rest of Europe	20,611	—
Singapore	2,702	—
Other foreign countries	9,602	—
	$195,881	$17,154

Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. Cash equivalents are comprised of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

Investments with maturities greater than three months are classified as short-term investments. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. As such, all of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, generally as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.  The cost of securities sold is based on the specific identification method. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 27 to 34 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable at invoice amount and does not charge interest thereon. The Company estimates its allowance for doubtful accounts based on an assessment of the collectibility of specific accounts and the overall condition of the accounts receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment terms and/or patterns. The Company reviews the allowance for doubtful accounts on a quarterly basis and records adjustments as considered necessary. Customer accounts are written-off against the allowance for doubtful accounts when an account is considered uncollectible.

Inventories

Inventories are stated at the lower of cost (first-in-first-out method) or market.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Estimated useful lives are as follows:

Machinery and equipment	3-5 years
Furniture and fixtures	5 years
Computer equipment	1-5 years

Expenditures for normal maintenance and repair are charged to expense as incurred, and improvements are capitalized. Upon the sale or retirement of property or equipment, the asset cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in the results of operations.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which it adopted on July 1, 2002. SFAS No. 144 requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include:

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

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded in other liabilities in the accompanying balance sheets.

Foreign Currency Translation

The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity. Gains or losses from foreign currency transactions are recognized currently in income. Such transactions resulted in a gain of $62,000, a gain of $69,000 and a loss of $338,000 for the fiscal years 2005, 2004 and 2003, respectively.

Income Taxes

The Company provides for income taxes utilizing the liability method. Under the liability method, a deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A valuation allowance is established when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income per Share

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 1.3 million, 512,000 and 6,000 in fiscal years 2005, 2004 and 2003, respectively.

A reconciliation of the calculation of basic and diluted earnings per share is as follows:

	Fiscal Year
	2005	2004	2003
	(in thousands, except per share amounts)

Net income	$4,578	$10,625	$6,682
Basic:
Weighted-average number of common shares outstanding	13,899	13,384	11,318
Basic net income per share	$0.33	$0.79	$0.59

Diluted:
Weighted-average number of common shares outstanding	13,899	13,384	11,318
Common stock equivalents using the treasury stock method	530	1,020	996
Shares used in computing diluted net income per share	14,429	14,404	12,314
Diluted net income per share	$0.32	$0.74	$0.54

Stock-Based Compensation

During fiscal 2005, the Company had stock-based compensation plans as described in detail in Note 9. The Company accounts for options issued to employees, directors and officers under those plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, no stock-based employee compensation expense is recognized, as all options granted under those plans have an exercise price equal to the fair market value of the underlying common stock at the date of grant. No compensation expense has been recognized for purchase rights under the Company’s Employee Stock Purchase Plan (ESPP) as they have been granted in accordance with the terms of the ESPP. The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation.

Compensation expense related to issuances of fixed restricted stock awards are recorded, on a ratable basis over the vesting period, at the fair market value of the stock at the date of grant. No compensation expense is recorded for restricted stock awards in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

The fair values of options granted and each share purchase right under the ESPP during the years ended, as reported below, were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			ESPP
	2005	2004	2003	2005	2004	2003
Expected volatility	77.0%	79.0%	82.0%	38.4%	57.0%	79.0%
Risk-free interest rate	3.7	4.2	3.7	1.9	3.7	3.7
Dividend yield	0.0	0.0	0.0	0.0	0.0	0.0
Expected term (in years)	5.7	7.0	7.0	0.5	0.5	0.5

The weighted-average estimated fair value of employee stock options, granted with an exercise price equal to the fair value of the underlying common stock on the date of grant during fiscal years 2005, 2004 and 2003 were $8.92, $13.76 and $10.02 per share, respectively. The weighted-average estimated fair value of employee stock options, granted with an exercise price above the fair value of the underlying common stock on the date of grant during 2005 was $8.18. The weighted-average estimated fair value of each share purchase right granted during fiscal years 2005, 2004 and 2003 was $3.24, $4.71 and $4.65 per share, respectively.

Had compensation expense for the Company’s employee stock-based compensation awards issued during fiscal years 2005, 2004 and 2003 been determined based on a fair value method, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Fiscal Year
	2005	2004	2003
	(in thousands, except per share amounts)
Net income, as reported	$4,578	$10,625	$6,682
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,293)	(4,941)	(4,862)
Pro forma net (loss) income	$(3,715)	$5,684	$1,820

Earnings (loss) per share:
Basic – as reported	$0.33	$0.79	$0.59
Basic – pro forma	$(0.27)	$0.42	$0.16

Diluted – as reported	$0.32	$0.74	$0.54
Diluted – pro forma	$(0.27)	$0.39	$0.15

On July 1, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested stock options, held by the Company’s officers and employees, with an exercise price at or above $12.00 per share, effective July 3, 2005. The stock option acceleration program does not apply to stock options held by the Company’s non-employee directors. The accelerated options were issued under the 2000 Stock Option Plan, the 2001 Supplemental Stock Option Plan and the 2003 Equity Incentive Plan. This accelerated vesting affected options to purchase up to an aggregate of 509,192 shares of the Company’s common stock, held by 147 employees, all of which became exercisable immediately. In connection with the acceleration of vesting of options held by the Company’s executive officers, each executive officer agreed not to sell or transfer any shares subject to accelerated vesting until the original vesting date would have occurred based on the original vesting schedule (without giving effect to any future termination of service). The primary purpose of the accelerated vesting was to eliminate future stock-based employee compensation expense of approximately $4.5 million, net of estimated forfeitures, the Company would otherwise have to record in the income statement over a period of three years beginning in fiscal year 2006 pursuant to the Company’s adoption of SFAS No. 123 (revised 2004) (123(R)), Share-Based Payment. For fiscal 2005, the Company’s pro forma net loss includes a pro-forma charge of $4.1 million, net of statutory taxes of $723,000, related to this acceleration.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and must be applied prospectively. The Company believes that its current accounting policies comply with the new rules and the adoption of this statement will not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, effective upon issuance. The American Jobs Creation Act of 2004 provides for an elective one-time tax deduction of 85% on certain foreign earnings that are repatriated. The adoption of FSP 109-2 is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) to expand and clarify SFAS No. 123, Accounting for Stock-Based Compensation, in several areas. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. The Company is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•                  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

•                  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forms disclosures either (a) all prior periods or (b) prior interim periods of the year of adoption.

We adopted SFAS No. 123(R) using the modified prospective method effective July 4, 2005.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our cash position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in the periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, and whether we have a sufficient Additional Paid-In-Capital windfall pool to cover potential expense.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that adoption of SFAS No. 153 will have no impact on the Company’s financial position or results of operations.

NOTE 2 – ACQUISITION OF CERTAIN ASSETS

In June 2003, the Company acquired all of the assets and assumed all of the liabilities of Okapi Software, Inc., a privately held company based in San Diego, California. This acquisition was accounted for as an asset acquisition in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s Consolidated Statements of Operations include the results of Okapi from the date of acquisition.

The aggregate purchase price for the assets of Okapi of $5.4 million was comprised of the issuance of 134,551 shares of Overland stock valued at $2.7 million, cash of $2.5 million, and $159,000 of acquisition related costs. Of the $5.4 million purchase price, $41,000 was allocated to the net tangible liabilities acquired and $9.0 million, which includes a deferred tax liability, was allocated to acquired technology. As this transaction was accounted for as a tax-free exchange, the Company recorded a deferred tax liability of $3.6 million. The acquired technology represented by the intangible asset is amortized over a five year life.

During fiscal 2004, the Company was able to claim certain tax benefits related to the Okapi acquisition on its fiscal year 2003 tax return that were not allocated at the time of the purchase. As a result, in fiscal 2004, the purchase price of the intangible asset was reduced by $263,000 to reflect these tax benefits including a reduction of the related deferred tax liability. The adjusted purchase price of the intangible asset will be amortized over four years, the remaining useful life of the asset.

NOTE 3 – SHORT-TERM INVESTMENTS

The following table summarizes short-term investments by security type (in thousands):

Fiscal 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$18,208	$—	$155	$18,053
United States government and agency securities	2,000	—	22	1,978
State and municipal securities	51,365	1	8	51,358
	$71,573	$1	$185	$71,389

Fiscal 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$3,255	$—	$21	$3,234
United States government and agency securities	2,000	—	22	1,978
State and municipal securities	51,813	—	11	51,802
	$57,068	$—	$54	$57,014

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	Fiscal Year
	2005	2004
Less than one year	$2,937	$4,001
Due in one to two years	749	3,754
Due in two to five years	1,931	—
Due after five years	65,772	49,259
	$71,389	$57,014

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Gross realized gains on short-term investments are included in interest income and were approximately $2,000 in fiscal 2005. In fiscal 2005, the Company did not record any realized losses on its short-term investments. In fiscal 2004, the Company did not record any realized gains or losses on its short-term investments.

As of the end of fiscal 2005, the Company had one investment that has been in a continuous unrealized loss position for a period of 12 months. The Company determined that the impairment was not considered to be other-than-temporary, in accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and as such, the cost of the investment was not adjusted at the balance sheet date.

NOTE 4 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes inventories (in thousands):

	Fiscal Year
	2005	2004
Raw materials	$8,550	$6,266
Work in process	1,997	2,444
Finished goods	8,561	6,416
	$19,108	$15,126

The following table summarizes other current assets (in thousands):

	Fiscal Year
	2005	2004
Income tax receivable	$4,177	$3,108
Non-trade accounts receivable	3,071	710
Prepaid third party service contract	2,896	1,232
Prepaid insurance and services	1,213	990
Other	99	475
	$11,456	$6,515

The following table summarizes property and equipment (in thousands):

	Fiscal Year
	2005	2004
Machinery and equipment	$6,368	$5,542
Computer equipment	9,414	8,764
Furniture and fixtures	1,309	1,194
Leasehold improvements	3,814	3,815
	20,905	19,315
Accumulated depreciation and amortization	(12,147)	(11,370)
	$8,758	$7,945

Depreciation and amortization expense was $2.6 million, $2.4 million and $2.4 million in fiscal years 2005, 2004 and 2003, respectively.

The following table summarizes other assets (in thousands):

	Fiscal Year
	2005	2004
Prepaid third party service contract	$1,301	$553
Software license	350	—
Other	57	37
	$1,708	$590

The following table summarizes accrued liabilities (in thousands):

	Fiscal Year
	2005	2004
Accrued operating expenses	$3,838	$2,253
Deferred revenue – Service contracts	3,484	1,807
Third-party service contracts payable	3,238	1,295
Deferred revenue – Distributors	1,186	1,333
Accrued Market Development Funds	621	1,105
VAT & Sales taxes payable	251	419
Other	818	323
	$13,436	$8,535

The following table summarizes other liabilities (in thousands):

	Fiscal Year
	2005	2004
Deferred revenue – Service contracts	$1,978	$1,284
Deferred rent	990	771
Other	106	—
	$3,074	$2,055

As of fiscal 2005 and 2004, the accounts receivable balances consist entirely of accounts receivable trade balances, net of allowance for doubtful accounts. The following table summarizes the changes in allowance for doubtful accounts (in thousands):

Fiscal year	Balance at Beginning of Year	Additions Charged to Income	Write-offs, Net of Recoveries	Deductions Credited to Income	Balance at End of Year
2005	$296	$97	$95	$—	$298
2004	413	114	126	105	296
2003	652	267	506	—	413

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Fiscal Year
	2005	2004
Acquired technology	$8,720	$8,720
Accumulated amortization	(3,527)	(1,796)
	$5,193	$6,924

Amortization expense of intangible assets was $1.7 million and $1.8 million, during fiscal years 2005 and 2004, respectively. The technology acquired from Okapi is being amortized over five years. Estimated amortization expense for this intangible asset will be approximately $1.7 million in each of the Company’s fiscal years 2006, 2007 and 2008.

NOTE 6 - LONG-TERM DEBT

The Company has a credit facility consisting of a $10.0 million revolving line of credit for working capital purposes that expires on November 30, 2006. The line of credit is collateralized by substantially all of the Company’s assets. Interest on the line of credit is set at the bank’s prime rate (6.25% on June 30, 2005) in effect from time to time minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. At June 30, 2005, the Company was in compliance with all covenants under the agreement. At the end of fiscal years 2005 and 2004, no amounts were outstanding under the credit facility.

NOTE 7 - INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Fiscal Year
	2005	2004	2003
Domestic	$3,493	$15,003	$8,371
Foreign	1,575	1,196	1,822
	$5,068	$16,199	$10,193

The provision for income taxes includes the following (in thousands):

	Fiscal Year
	2005	2004	2003
Current:
Federal	$131	$5,293	$3,176
State	115	1,171	653
Foreign	713	377	525
Total current	959	6,841	4,354

Deferred
Federal	(366)	(1,054)	(679)
State	(59)	(213)	(164)
Foreign	(44)	—	—
Total deferred	(469)	(1,267)	(843)
Total provision for income taxes	$490	$5,574	$3,511

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes to the total income tax provision reported in the Consolidated Statements of Operations is as follows (in thousands):

	Fiscal Year
	2005	2004	2003
U.S. Federal income tax at statutory rate	$1,723	$5,493	$3,466
State income taxes, net of federal benefit	37	633	383
Extraterritorial income exclusion benefit	(503)	(374)	(246)
Tax exempt interest	(363)	(68)	—
Favorable IRS settlement and statute expirations	(345)	—	—
California R&D tax credit	(136)	—	—
Permanent differences	43	53	45
Other, net	34	(163)	(137)
Total provision for income taxes	$490	$5,574	$3,511

Deferred income taxes comprised (in thousands):

	Fiscal Year
	2005	2004
Deferred tax assets:
Inventory	$1,152	$1,645
Warranty reserves	1,951	2,078
Tax credits	573	—
Vacation and deferred compensation	608	441
State income taxes	8	190
Restructuring reserve	243	—
Allowance for doubtful accounts	114	115
Intangible assets	43	60
Other	101	80
Gross deferred tax asset	4,793	4,609

Deferred tax liabilities:
Purchased intangible assets	(1,975)	(2,678)
Property and equipment depreciation	(531)	(721)
Other	—	(44)
Gross deferred tax liability	(2,506)	(3,443)
Net deferred tax asset	$2,287	$1,166

No valuation allowance was recorded as of fiscal 2005 or 2004, as the Company believes it is more likely than not the deferred tax assets will be realized.

At June 30, 2005, the Company has a California research and development tax credit carryforward totaling approximately $30,000 which can be carried forward indefinitely. In addition, the Company has a Federal foreign tax credit carryforward totaling approximately $555,000, which will begin expiring in 2025, unless previously utilized.

NOTE 8 - COMMON STOCK

On August 11, 2004, the Company’s Board of Directors authorized the purchase of up to $10.0 million of its common stock on the open market or through negotiated transactions. This repurchase authority allows the Company to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. During fiscal 2005, an aggregate of 32,500 shares were repurchased at a cost of approximately $309,000 pursuant to this authority.

On May 15, 2003, the Company sold 1.4 million shares of common stock in a private placement transaction. The stock was sold at $15.39, a 10 percent discount to the closing market price on May 12, 2003. Gross proceeds to the Company were $22.0 million with net proceeds after commission and offering expenses of $20.6 million. Proceeds have been and will be used by the Company to fund working capital needs in support of the growth of its business and for general corporate purposes.

NOTE 9 – EQUITY BASED COMPENSATION

Stock Option Plans

The Company has eight active stock option plans, administered by a Committee of the Board of Directors, which provide for the issuance of options to employees, officers, directors and consultants. As of June 30, 2005, the Company had reserved 7.2 million shares of common stock for issuance under the 1991 Non-Qualified Stock Option Plan (1991 Plan), 1993 Stock Option Plan, 1993-A Stock Option Plan, 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Stock Option Plan, 2001 Supplemental Stock Option Plan (2001 Plan), and the 2003 Equity Incentive Plan (2003 Plan) (collectively, the Option Plans). The Option Plans provide for the granting of stock options; in addition, the 2003 Plan provides for the granting of restricted stock and stock appreciation rights (collectively, stock awards). The exercise price of incentive stock options must be equal to at least the fair market value of the Company’s common stock on the date the option is granted, and the exercise price of non-statutory stock options may be no less than 85% of the fair market value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% shareholder may not be less than 110% of the fair market value of the Company’s common stock on the date of grant. The Option Plans have been approved by shareholders with the exception of the 1991 Plan and the 2001 Plan. Currently, the Company may grant new awards only from the 2003 Plan. Certain options issued under selected plans call for 100% vesting of outstanding options upon a change of control of the Company or upon death or disability of the optionee. Options granted during the last four fiscal years generally vest over a three year period. Options granted in prior years generally vested at a rate of 25% per year over a four-year period from the date of grant. On July 1, 2005, the Board of Directors approved the accelerated vesting of certain outstanding options (Note 1). Options generally expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2003 Plan and within 30 days under the other Option Plans, or upon death or disability, where an extended six- or twelve-month exercise period is specified. As of June 30, 2005, approximately 3.1 million shares were reserved for issuance upon exercise of outstanding options and approximately 452,000 were available for grant under the Option Plans.

The stock option activity is summarized below (shares in thousands):

	Shares	Weighted-Average Exercise Price
Options outstanding at fiscal 2002	2,791	$7.83
Granted	923	13.41
Exercised	(351)	6.85
Canceled/forfeited	(108)	8.96
Options outstanding at fiscal 2003	3,255	9.48
Granted	403	18.83
Exercised	(683)	8.19
Canceled/forfeited	(142)	13.42
Options outstanding at fiscal 2004	2,833	10.92
Granted	757	13.28
Exercised	(288)	7.89
Canceled/forfeited	(189)	14.80
Options outstanding at fiscal 2005	3,113	11.54

The following table summarizes information about stock options outstanding as of fiscal 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of Exercise Prices	Shares Outstanding	Remaining Contractual Life	Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$2.00 – 8.66	1,143	5.08	$7.41	1,143	$7.41
9.31 – 11.83	543	7.28	10.16	379	9.85
12.37 – 19.33	1,337	8.27	15.05	1,309	15.06
19.75 – 21.76	90	8.20	20.21	90	20.21
2.00 – 21.76	3,113	6.92	11.54	2,921	11.55

Restricted Stock Awards

In April 2005, the Company issued two restricted stock awards for 50,000 shares each to its CEO. At June 30, 2005, no shares were vested and 100,000 shares were subject to repurchase. The awards are described separately below:

The first award vests as follows: 16,667 shares, 16,667 shares and 16,666 shares on July 1, 2006, 2007 and 2008, respectively (the Service Award). In accordance with APB No. 25, the Service award is a fixed award and, as such, compensation expense is recorded for the fair value of the Company’s common stock less any amounts paid by the employee. The fair value of the Service Award is $10.86 per share (the market value of the stock on the date of issuance) or $543,000, which was recorded as deferred compensation associated with this issuance and is being amortized to compensation expense ratably over the service period. Compensation expense recorded in the accompanying Consolidated Statements of Operations for fiscal 2005 totaled approximately $80,000. The weighted-average grant date fair value of this restricted stock award was $10.86, as calculated under SFAS No. 123.

The second award vests as follows: 12,500 shares, 12,500 shares and 25,000 shares, if the volume weighted daily average stock price of the Company for ten consecutive trading days reaches $20.00, $25.00 and $30.00 (collectively the target stock price), respectively, on or before January 1, 2008 (the Market Award). Based upon the market values of the Company’s common stock, through June 30, 2005, satisfaction of the vesting conditions were not deemed probable by management; therefore no compensation expense was recorded during fiscal 2005. At such time as management determines that it is probable that a target stock price will be met, the Company will record the fair value of the corresponding vesting tranche of the Market Award and will recognize compensation expense, on a straight-line basis, through the remaining vesting period. The weighted-average grant date fair value of this restricted stock award was estimated at $5.73, as calculated under SFAS No. 123, using a trinomial option pricing model based on the following assumptions: expected volatility of 54.2%, risk-free interest rate of 3.8%, dividend yield of 0% and an expected term of 978 days.

1996 Employee Stock Purchase Plan

In February 1997, the Company adopted the 1996 Employee Stock Purchase Plan (ESPP). A total of 600,000 shares of common stock have been reserved under the ESPP, as amended, for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The ESPP is qualified under Section 423 of the Internal Revenue Code and permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares in any one offering period. The ESPP is administered by the Compensation Committee appointed by the Board of Directors and provides generally that the purchase price must not be less than 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. See Note 14 for discussion of subsequent event.

During fiscal years 2005, 2004 and 2003, a total of 73,594, 51,850 and 40,720 shares, respectively, were issued for combined proceeds of $673,000, $658,000 and $405,000, respectively. As of June 30, 2005 approximately 82,000 shares were available under the ESPP.

NOTE 10 - 401(k) PLAN

In January 1994, the Company adopted an employee savings and retirement plan (the 401(k) Plan) covering all of the Company’s employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of all participants. The Company matches employee contributions at 75%, for up to 6% of an employee’s pretax income. The totals of these employer contributions were $819,000, $660,000 and $520,000 in fiscal years 2005, 2004 and 2003, respectively.

NOTE 11 – ACCRUED RESTRUCTURING CHARGES

Outsource of Manufacturing Operations

During the first quarter of fiscal year 2005, the Company approved a restructuring plan to discontinue manufacturing operations at their California location and transfer such operations to Sanmina-SCI Corporation (Sanmina), a contract manufacturer. The Company began transferring the manufacturing of all of its product lines to Sanmina in the second quarter of fiscal 2005. The Company completed the transition in August 2005.

Under the restructuring plan, the Company terminated 69 employees and expects to terminate an additional 22 full-time employees, in early fiscal 2006. In addition, the Company expects to incur charges associated with excess facilities and other transition expenses. In total, the Company expects to incur between $2.5 million and $3.0 million of pretax charges related to the transition with the bulk of theses costs occurring during fiscal 2005. The remaining one-time employee termination benefits are expected to be paid during the first quarter of fiscal 2006 and the excess facility costs will be paid over the remaining life of the lease, approximately nine years.

One-time termination benefits are measured at fair value at the communication date and charged to expense ratably over the remaining employee service period as employees are required to work through the service period in order to obtain the termination benefit. During fiscal 2005, the Company recorded charges of $2.1 million in cost of revenue associated with the transition. These charges were primarily comprised of accruals for the one-time termination benefits and other out of pocket transition costs which were recorded as incurred.

The following table summarizes the activity and balances of the accrued restructuring charges through fiscal 2005 (in thousands):

	Employee Related	Other	Total
Accrued restructuring charges	1,532	523	2,055
Cash Payments	(1,009)	(523)	(1,532)
Balance at fiscal 2005	$523	$—	$523

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office, production and sales facilities under non-cancelable operating leases, which expire in various years through fiscal year 2018. The leases provide for biennial or annual rent escalations intended to approximate increases in cost of living indices, and certain of the leases provide for rent abatement. The Company has a one five-year option to renew its lease on its San Diego headquarters facility. Future minimum lease payments under these arrangements are as follows (in thousands):

Minimum Lease Payments
Fiscal 2006	$3,251
Fiscal 2007	3,229
Fiscal 2008	3,242
Fiscal 2009	3,339
Fiscal 2010	3,389
Thereafter	14,280
$30,730

Rental expense is recognized ratably over the respective lease terms and aggregated $3.8 million in each of the Company’s fiscal years 2005, 2004 and 2003.

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

The Company also sells extended on-site warranties for certain products for which revenue is deferred and recognized over the warranty period.

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at fiscal 2003	$1,390	$1,458
Settlements made during the period	(1,290)	(2,211)
Change in liability for warranties issued during the period	2,067	3,936
Change in liability for preexisting warranties	115	(92)
Liability at fiscal 2004	2,282	3,091
Settlements made during the period	(1,674)	(3,975)
Change in liability for warranties issued during the period	2,319	6,311
Change in liability for preexisting warranties	255	35
Liability at fiscal 2005	$3,182	$5,462

Litigation

The Company is from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these ordinary course actions will not materially affect the Company’s consolidated financial statements or results of operations.

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial information for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated financial statements, which in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of such information. The quarterly per share amounts presented below were calculated separately and may not sum to the annual figures presented in the Consolidated Statements of Operations. These operating results are also not necessarily indicative of results for any future period.

	Fiscal 2005
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenue	$59,526	$62,525	$58,282	$55,354	$235,687
Gross profit	16,017	17,818	14,886	12,196	60,917
Income (loss) from operations	2,664	3,544	952	(3,636)	3,524
Income (loss) before income taxes	3,007	3,921	1,389	(3,249)	5,068
Net income (loss)	1,900	2,603	1,357	(1,282)	4,578

Net income (loss) per share:
Basic	$0.14	$0.19	$0.10	$(0.09)	$0.33
Diluted	0.13	0.18	0.09	(0.09)	0.32

	Fiscal 2004
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenue	$56,569	$67,750	$58,789	$55,031	$238,139
Gross profit	15,577	17,672	16,167	15,238	64,654
Income from operations	3,334	5,188	4,103	2,973	15,598
Income before income taxes	3,420	5,312	4,325	3,142	16,199
Net income	2,223	3,453	2,876	2,073	10,625

Net income per share:
Basic	$0.17	$0.26	$0.21	$0.15	$0.79
Diluted	0.16	0.24	0.20	0.14	0.74

NOTE 14 – SUBSEQUENT EVENTS

Acquisition

In August 2005, the Company acquired Zetta Systems, Inc., a privately held developer of real-time data protection software for digital storage solutions for $9.0 million in cash.

ESPP

In August 2005, the Board of Directors amended the ESPP so that effective with the offering period beginning in August 2005, the purchase price shall be determined as either (i) a percentage not less than 85%, subject to the Compensation Committee’s discretion (the Designated Percentage) of the fair market value of the common stock on the last day of the offering period or (ii) the lower of (a) the Designated Percentage of the fair market value of the common stock on the first day of the offering period or (b) the Designated Percentage of the fair market value of the common stock on the last day of the offering period. On August 10, 2005, the Compensation Committee of the Board of Director’s determined the purchase price to be 95% of the fair market value of the common stock on the last day of each offering period, beginning with the August 2005 offering.

HP Contract

In August 2005, Hewlett-Packard Company (HP), our largest customer, informed the Company of its decision not to purchase its next-generation, mid-range tape automation production line from Overland. HP will continue to purchase the tape automation products currently supplied by the Company for some time; however, new products provided by other suppliers will eventually replace the majority of those purchases. The Company cannot predict how quickly this transition will occur, but believes the impact to the Company’s revenue during fiscal 2006 will be minimal. In light of this anticipated loss in future revenue, the Company intends to focus heavily on the delivery of new higher-margin products to its branded channel during fiscal 2006. The Company’s current three-year contract with HP expires in July 2006. The contract does not commit HP to buy specific quantities of product at any time.

Shareholder Rights Agreement

In August 2005, the Company’s Board of Directors adopted a Shareholder Rights Plan (the Rights Plan). In connection with the Rights Plan, the Company declared a dividend of one common share purchase right for each share of common stock outstanding at the close of business on August 25, 2005. Rights will generally attach to new shares of common stock issued by the Company in the future. Initially, the rights are attached to, and automatically trade with, the outstanding shares of the Company’s common stock. Under certain circumstances, the rights will detach from the common stock and become exercisable for one-third of a share of the Company’s common stock at a purchase price of $37 per share, subject to adjustment.  In the event that a person or group (subject to certain exceptions) acquires 15% or more of the Company’s common stock, each right will entitle its holder (other than the person or group which acquired the 15% interest) to purchase from the Company common stock having a market value equal to twice the exercise price of the right. In addition, if after such an acquisition, the Company is involved in a merger or other business combination with that person or group, or with any person if all Company shareholders are not treated alike, each right will entitle its holder (other than the person or group which acquired the 15% interest) to purchase common shares of the acquiring company or its parent having a market value equal to twice the exercise price of the right. The rights expire in August 2015 unless earlier redeemed or exchanged. The Company is entitled to redeem the Rights at $0.001 per right at any time or to exchange the rights for one-third of a share of the Company’s common stock prior to a business combination referred to above. The rights do not have voting, dividend or distribution rights. The adoption of the Rights Plan has no impact on the financial position or results of operations of the Company.