Form 10-Q
period 2005-10-02
OVERLAND STORAGE INC
filed 2005-11-14
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of November 1, 2005, there were 14,264,826 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended October 2, 2005

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Condensed Statement of Operations (unaudited) – Three months ended September 30, 2005 and 2004

Consolidated Condensed Balance Sheets (unaudited) – September 30, 2005 and June 30, 2005

Consolidated Condensed Statement of Cash Flows (unaudited) – Three months ended September 30, 2005 and 2004

Notes to Consolidated Condensed Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signature

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations

(In thousands)

	Three Months Ended September 30,
	2005	2004
	(Unaudited)
Net revenue:
Product sales	$57,859	$59,008
Royalty fees	643	518
	58,502	59,526
Cost of revenue	45,083	43,509
Gross profit	13,419	16,017

Operating expenses:
Sales and marketing	9,364	7,812
Research and development	4,424	2,929
General and administrative	4,008	2,612
Acquired in process research and development	1,121	—
	18,917	13,353
(Loss) income from operations	(5,498)	2,664

Other income (expense):
Interest income, net	558	274
Other income (expense), net	(44)	69
(Loss) income before income taxes	(4,984)	3,007
(Benefit from) provision for income taxes	(2,084)	1,107
Net (loss) income	$(2,900)	$1,900

Net (loss) income per share:
Basic	$(0.21)	$0.14
Diluted	$(0.21)	$0.13

Shares used in computing net (loss) income per share:
Basic	14,046	13,739
Diluted	14,046	14,254

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets

(In thousands)

	September 30, 2005	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,878	$5,498
Short-term investments	63,428	71,389
Accounts receivable, less allowance for doubtful accounts of $314 and $298, respectively	39,226	37,703
Inventories	15,601	19,108
Deferred tax assets	3,741	3,741
Other current assets	9,872	11,456
Total current assets	140,746	148,895

Property and equipment, net	8,805	8,758
Intangible assets	16,602	5,193
Other assets	2,009	1,708
Total assets	$168,162	$164,554

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,025	$17,015
Accrued liabilities	13,813	13,436
Accrued payroll and employee compensation	3,627	3,973
Income taxes payable	981	926
Accrued warranty	3,408	3,182
Total current liabilities	39,854	38,532

Deferred tax liabilities	5,351	1,454
Other liabilities	3,382	3,074
Total liabilities	48,587	43,060

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, no par value, 25,000 shares authorized; 14,263 and 14,123 shares issued and outstanding, respectively	78,056	77,494
Accumulated other comprehensive loss	(356)	(312)
Deferred compensation	—	(463)
Retained earnings	41,875	44,775
Total shareholders’ equity	119,575	121,494
Total liabilities and shareholders’ equity	$168,162	$164,554

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows

(In thousands)

	Three months ended September 30,
	2005	2004
	(Unaudited)
Operating activities:
Net (loss) income	$(2,900)	$1,900
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	1,553	1,078
Deferred tax benefit (provision)	(378)	(173)
Acquired in process research and development	1,121	—
Excess tax benefits from share-based payment arrangements	(47)	—
Stock-based compensation	522	—
Changes in operating assets and liabilities:
Accounts receivable	(1,523)	(3,807)
Inventories	3,507	(4,103)
Accounts payable and accrued liabilities	1,143	6,493
Accrued payroll and employee compensation	(368)	417
Other assets and liabilities, net	1,941	1,511
Net cash provided by operating activities	4,571	3,316

Investing activities:
Purchases of short-term investments	(46,951)	(63,048)
Proceeds from maturities of short-term investments	52,002	56,449
Proceeds from sales of short-term investments	2,831	816
Capital expenditures	(689)	(849)
Net cash payments to acquire Zetta	(8,857)	—
Net cash used in investing activities	(1,664)	(6,632)

Financing activities:
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	921	614
Repurchase of common stock	(465)	—
Excess tax benefits from share-based payment arrangements	47	—
Net cash provided by financing activities	503	614
Effect of exchange rate changes on cash	(30)	23
Net (decrease) increase in cash and cash equivalents	3,380	(2,679)
Cash and cash equivalents, beginning of period	5,498	12,643
Cash and cash equivalents, end of period	$8,878	$9,964

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements of Overland Storage, Inc. and its subsidiaries (Overland Storage or the Company) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  The Company operates its business in one operating segment.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. For ease of presentation, the Company’s last fiscal year is deemed to end June 30, 2005 and the Company’s first quarter of fiscal 2006 is deemed to end September 30, 2005. For example, references to the quarter ended September 30, 2005 or the first quarter of fiscal 2006 refer to the fiscal quarter ended October 2, 2005. The first quarter of fiscal 2006 included 13-weeks compared to 14-weeks for the first quarter of fiscal 2005.

In the opinion of management, these statements include all the normal recurring adjustments necessary to fairly state our condensed consolidated results of operations, financial position and cash flows as of September 30, 2005 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended July 3, 2005. The condensed consolidated results of operations and statement of cash flows for the three months ended September 30, 2005 are not necessarily indicative of the results or cash flows expected for the full year.

Note 2 – Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the fourth quarter of fiscal 2005, the Company concluded that it was appropriate to classify its auction rate municipal bonds as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company had revised the classification to report these securities under the short-term investments caption. Corresponding reclassifications have also been made to the Consolidated Condensed Statements of Cash Flows for the first quarter of fiscal year 2005, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the Consolidated Condensed Statements of Cash Flows, and had no effect on the previously reported Consolidated Condensed Statements of Operations for any period.

For the first quarter of fiscal 2005, $46.7 million of these short-term investments were previously classified as cash and cash equivalents.

Note 3 – Change in Accounting Principle and Accounting for Stock-Based Compensation

The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (123(R)), Share-Based Payment, on July 4, 2005. Upon adoption of SFAS No. 123(R), deferred compensation previously recognized in the balance sheet for fiscal 2005 has been reversed. Compensation costs associated with the deferred compensation will be recorded to expense over the requisite service period associated with the restricted stock.

During the first quarter of fiscal 2006 and fiscal 2005, the Company had stock-based compensation plans as described in detail in Note 14. Prior to the adoption of SFAS No. 123(R) on July 4, 2005, the Company accounted for stock-based awards issued to employees, directors and officers under those plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, no stock-based employee compensation expense was recognized for stock option grants, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Similarly, no compensation expense had been recognized for purchase rights under the Company’s Employee Stock Purchase Plan (ESPP). The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and SFAS No. 123(R). .

As noted above, in the first quarter of 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award, using the modified prospective method. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of its options on the measurement date.  The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. Refer to Note 14 for additional information.

The fair value of service based restricted stock awards is equal to the fair value of the stock on the date of issuance. The fair value of market based restricted stock awards is determined through use of a lattice model. Compensation expense related to issuances of service based restricted stock awards is recorded at fair value less amounts paid by employees, if any, and an application of an estimated forfeiture rate. Compensation expense related to issuances of market based restricted stock awards is recorded at estimated fair value for the number of employees expected to complete the requisite service period.

Compensation expense associated with option and restricted stock awards with graded vesting is recognized in accordance with FASB Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25.

In accordance with APB No. 25, the Company previously measured compensation expense for its stock-based employee compensation plans using the intrinsic value method and provided pro forma disclosures of net income (loss) and earnings per share as if the fair value-based method had been applied in measuring compensation expense. For the first quarter of fiscal 2006, the Company recorded stock-based compensation expense of approximately $522,000 in the accompanying consolidated condensed statement of operations. For the first quarter of 2005, had compensation expense for the Company’s employee stock-based compensation awards, including the Company’s ESPP, been determined based on the fair value at the grant date, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

September 30, 2004

Net income	$1,900
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(973)
Pro forma net income	$927
Earnings per share:
Basic (as reported)	$0.14
Basic (pro forma)	$0.07

Diluted (as reported)	$0.13
Diluted (pro forma)	$0.06

Note 4 – Aseet Acquisition

On August 8, 2005, the Company acquired all of the outstanding stock of Zetta Systems, Inc. (Zetta), a Washington corporation, for total consideration of approximately $9.2 million, including $154,000 in direct acquisition costs. Zetta developed data protection software that will be incorporated into the Company’s UltamusTM product, to be launched in the Company’s second quarter. The acquisition was made principally to enable the Company’s entry into the primary data storage market.

The Company evaluated the business combination criteria within SFAS No. 141, Business Combinations, and after consideration of these criteria and the criteria included with EITF No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, determined that the purchase of Zetta represented a purchase of assets rather than a business combination. Accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition and no goodwill was recorded. The Company used available cash and cash equivalents to consummate this acquisition which was accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. A portion of the purchase price was allocated to existing technology and acquired in-process research and development. The assets were identified and valued through analysis of data concerning developmental projects, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks, among others.

The purchase price allocation is subject to adjustment pending final analysis of acquired tax attributes. The Company expects the final allocation to be completed within fiscal 2006.

The purchase consideration was allocated as follows (in thousands):

Current assets	$252
Non-current assets	683
Acquired technology	12,357
Acquired in-process research and development	1,121
Current liabilities	(94)
Deferred tax liabilities and other non-current liabilities	(5,165)
Total Consideration	$9,154

The acquired technology has an estimated useful life of approximately 4.0 years and the cost allocated to it is being amortized using the straight-line method over the estimated useful life. The results of operations of Zetta are included in our consolidated results of operations beginning August 8, 2005.

Note 5 – Short-Term Investments

The following table summarizes short-term investments by security type (in thousands):

September 30, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Asset-backed securities	$17,251	$—	$177	$17,074
United States government and agency securities	2,000	—	21	1,979
State and municipal securities	44,375	—	—	44,375
	$63,626	$—	$198	$63,428

June 30, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Asset-backed securities	$18,208	$—	$155	$18,053
United States government and agency securities	2,000	—	22	1,978
State and municipal securities	51,365	1	8	51,358
	$71,573	$1	$185	$71,389

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	September 30, 2005	June 30, 2005

Less than one year	$1,980	$2,937
Due in one to two years	—	749
Due in two to five years	2,552	1,931
Due after five years	58,896	65,772
	$63,428	$71,389

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other income, net, in the accompanying consolidated condensed statement of operations. During the first quarter of fiscal 2006, the Company recorded realized losses of approximately $23,000 and no realized gains on its short-term investments. During the first quarter of fiscal 2005, the Company recorded realized gains of approximately $2,000 and no realized losses on its short-term investments.

As of the end of the first quarter of fiscal 2006, the Company had one investment that has been in a continuous unrealized loss position for a period in excess of 12 months. The Company determined that the impairment was not considered to be other-than-temporary, in accordance with EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and as such, the cost of the investment was not adjusted at the balance sheet date.

Note 6 – Composition of Certain Financial Statement Captions

The following table summarizes inventories (in thousands):

	September 30, 2005	June 30, 2005

Raw materials	$7,857	$8,550
Work in process	840	1,997
Finished goods	6,904	8,561
	$15,601	$19,108

Note 7 – (Loss) Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounted to 3,065,571 and 1,063,943 during the first quarter of fiscals 2006 and 2005, respectively.

A reconciliation of the calculation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three months ended September 30,
	2005	2004

Net (loss) income	$(2,900)	$1,900
Basic:
Weighted-average number of common shares outstanding	14,046	13,739
Basic net (loss) income per share	$(0.21)	$0.14

Diluted:
Weighted-average number of common shares outstanding	14,046	13,739
Common stock equivalents using the treasury stock method	—	515
Shares used in computing diluted net income per share	14,046	14,254
Diluted net (loss) income per share	$(0.21)	$0.13

Note 8 – Comprehensive (Loss) Income

Comprehensive (loss) income for the Company includes net (loss) income, foreign currency translation adjustments and unrealized losses on available-for-sale securities, which are charged or credited to accumulated other comprehensive income within shareholders’ equity. For the quarters ended September 30, 2005 and 2004, comprehensive (loss) income was as follow (in thousands):

	Three months ended September 30,
	2005	2004

Net (loss) income	$(2,900)	$1,900
Foreign currency translation	(30)	23
Unrealized loss on short-term investments	(14)	(19)
Total comprehensive (loss) income	$(2,944)	$1,904

Note 9 – Bank Borrowings and Debt Arrangements

At September 30, 2005, the Company had a credit facility consisting of a $10,000,000 revolving line of credit for working capital purposes that expires on November 30, 2006.  The line of credit is collateralized by the Company’s assets.  Interest on the line of credit is set at the bank’s prime rate (6.75% at September 30, 2005) minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants.  As of September 30, 2005, the Company was in default under a financial covenant of the credit facility which requires the Company not to incur negative net income, before taxes, in any two consecutive fiscal quarters. As of September 30, the Company obtained a waiver of this default and is currently in the process of amending the credit facility to remove this financial. As of September 30, 2005, the Company was in compliance with all other covenants.  At September 30, 2005, no amounts were outstanding under the line of credit.

Note 10 – Accrued Restructuring Charges

In September 2004, in order to enhance its strategic competitiveness and increase its flexibility, the Company announced a plan to outsource all of our manufacturing, currently located in California, to a U.S. third party manufacturer. In November 2004, the contract with the outsource manufacturer was finalized and all manufacturing employees were notified of termination dates and benefits. Under the restructuring plan, the Company terminated 82 employees.

The Company completed the transfer all of its manufacturing operations in August 2005. The Company expects to incur between $2.5 million and $3.0 million of pretax charges for severance costs related to the outsourcing and other obligations. We recorded $2.1 million of these charges in fiscal 2005 as a cost of revenue, and expect to record up to an additional $750,000 in charges related to excess facilities in the second quarter of fiscal 2006. The charges in the first quarter of fiscal 2006 include an expense of $66,000 representing other transition costs which were recorded as incurred.

The following table summarizes the activity and balances of the accrued restructuring charges through the first quarter of fiscal 2006 (in thousands):

	Employee Related	Other	Total

Balance at June 30, 2005	523	—	523
Accrued restructuring charges	—	66	66
Adjustment	(20)	—	(20)
Cash payments	(384)	(66)	(450)
Balance at September 30, 2005	$119	$—	$119

Note 11 – Commitments and Contingencies

Guarantees

Generally, the Company’s standard warranty is a three year advance replacement return-to-factory warranty that covers both parts and labor. For products that it distributes and for drives and tapes used in its products that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company also provides on-site service for the first warranty year for certain products, for which it contracts with third-party service providers.

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects its best estimate of probable liability under its product warranties. The Company estimates the warranty based on expected product failure rates, historical experience, and other currently available information.

The Company also sells extended on-site warranties for certain products for which revenue is deferred and recognized over the warranty period.

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Product Warranty	Deferred Revenue

Liability at June 30, 2005	3,182	5,462
Settlements made during the period	(292)	(1,455)
Change in liability for warranties issued during the period	504	2,399
Change in liability for preexisting warranties	14	(44)
Liability at September 30, 2005	$3,408	$6,362

Litigation

The Company is from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these ordinary course actions will not materially affect the Company’s consolidated financial statements or results of operations.

Note 12 – Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2005	June 30, 2005

Acquired technology	$21,077	$8,720
Accumulated amortization	(4,475)	(3,527)
	$16,602	$5,193

Amortization expense of intangible assets was approximately $948,000 and $433,000, during the first quarter of fiscals 2006 and 2005, respectively. The technology acquired from Okapi and Zetta is being amortized over five years and four years, respectively. Estimated amortization expense for intangible assets will be approximately $3.6 million, during the remainder of the Company’s fiscal 2006, $4.8 million, $4.8 million, $3.1 million and $257,000 in fiscal years 2007, 2008, 2009 and 2010.

Note 13 – Common Stock

On October 16, 2005, the Company’s Board of Directors expanded the Company’s share repurchase program to allow for the purchase of up to 2.5 million shares of its common stock with no fixed dollar amount. This repurchase authority allows the Company to repurchase its common stock selectively from time to time in the open market, through block trades or otherwise, or in privately negotiated transactions. Depending on market conditions and other factors, at any time or from time to time, without prior notice, the Company’s Board of Directors may modify the program or commence or suspend purchases. There is no fixed termination date for the repurchase program. During the first quarter of fiscal 2006 and during fiscal 2005, an aggregate of 59,526 shares and 32,500 shares, respectively, were repurchased at a cost of approximately $465,000 and $309,000, respectively, pursuant to the repurchase program.

Note 14 – Equity Based Compensation

Stock Option Plans

The Company has eight active stock option plans, administered by a Committee of the Board of Directors, which provide for the issuance of options to employees, officers, directors and consultants. As of September 30, 2005, the Company had reserved an aggregate of 7.2 million shares of common stock for issuance under the 1991 Non-Qualified Stock Option Plan (1991 Plan), 1993 Stock Option Plan, 1993-A Stock Option Plan, 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Stock Option Plan, 2001 Supplemental Stock Option Plan (2001 Plan) and the 2003 Equity Incentive Plan (2003 Plan) (collectively, the Option Plans). The Option Plans provide for the granting of stock options; in addition, the 2003 Plan provides for the granting of restricted stock and stock appreciation rights (collectively, stock awards). The Option Plans have been approved by shareholders with the exception of the 1991 Plan and the 2001 Plan. Currently, the Company may grant new awards only from the 2003 Plan. Certain options issued under selected plans call for 100% vesting of outstanding options upon a change of control of the Company or upon death or disability of the optionee. Options granted generally vest over a three year period. Options generally expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2003 Plan and within 30 days under the other Option Plans, or upon death or disability, where an extended six- or twelve-month exercise period is specified. As of September 30, 2005, approximately 3.0 million shares were reserved for issuance upon exercise of outstanding options and approximately 323,000 shares were available for grant under the Option Plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model which uses the assumptions noted in the following table. Beginning in the fourth quarter of fiscal 2005, separate groups of employees that have similar historical exercise behavior are being considered separately in determining the valuation assumptions. Expected volatilities are based on the historical volatility (using daily pricing) of the Company’s stock.  Upon adoption of SFAS No. 123(R), the Company now applies a forfeiture rate, based upon historical pre-vesting option cancellations. The expected term of options granted is estimated based on a number of factors, including the vesting term of the award, historical employee exercise behavior (for both options that have run their course and outstanding options), the expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate is determined based upon a U.S. constant rate Treasury Security with a contractual life which approximates to the expected term of the option award. Ranges below result from certain groups of employees exhibiting different behavior:

	Three months ended September 30,
	2005	2004

Expected volatility	74.7 – 75.1%	79.4%
Risk-free interest rate	4.1 – 4.3	3.5
Dividend yield	0.0	0.0
Forfeiture rates	3.5 – 8.2	—
Expected term (in years)	5.6 – 5.9	5.08

The stock option activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at June 30, 2005	3,113	$11.54
Granted	120	8.15
Exercised	(92)	7.40
Canceled/forfeited	(120)	14.73
Options outstanding at September 30, 2005	3,021	11.40	6.77	$1,054
Exercisable outstanding at September 30, 2005	2,779	11.55	6.52	$1,023

The weighted-average estimated fair value of employee stock options, granted with an exercise price equal to the fair value of the underlying common stock on the date of grant during the first quarter of fiscals 2006 and 2005 were $5.54 and $8.56 per share, respectively. During the first quarter of fiscal 2006 and 2005, there were no options granted with an exercise price above or below the fair value of the underlying common stock on the date of grant. The total intrinsic value of options exercised during the first quarter of fiscals 2006 and 2005 were approximately $79,000 and $207,000, respectively. Cash received upon exercise of stock options during the first quarters of fiscal 2006 and 2005, were $680,000 and $327,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $47,000 and $66,000, for the first quarter of fiscals 2006 and 2005, respectively. Total income tax benefit recognized in the income statement for share-based compensation arrangements was $161,000 and $0 for the first quarter of fiscals 2006 and 2005, respectively.

The following table summaries information about non-vested stock options at September 30, 2005 and changes during the quarter then ended (shares and aggregate unrecognized compensation cost in thousands):

	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Unrecognized Compensation Cost

Non-vested at June 30, 2005	192	$8.18
Granted	120	5.54
Vested	(39)	8.46
Canceled/forfeited	(31)	8.19
Non-vested at September 30, 2005	242	6.83	9.67	$1,014

Restricted Stock Awards

In April 2005, the Company issued two restricted stock awards for 50,000 shares each to its CEO. At September 30, 2005, no shares were vested and 100,000 shares were subject to repurchase. The awards are described separately below.

The first award vests as follows: 16,667 shares, 16,667 shares and 16,666 shares on July 1, 2006, 2007 and 2008, respectively (the Service Award). In accordance with APB No. 25, the Service Award is a fixed award and, as such, compensation expense was recorded for the fair value of the Company’s common stock less any amounts paid by the employee. The fair value of the Service Award is $10.86 per share (the market value of the stock on the date of issuance) or $543,000, which was recorded as deferred compensation associated with this issuance. Compensation expense recorded in for the first quarter of fiscal 2006 totaled approximately $105,000 and approximately $80,000 in fiscal 2005. See Note 3, Change in Accounting Principle and Accounting for Stock-Based Compensation and Effect of SFAS No. 123(R) Adoption, below, for further discussion.

The second award vests as follows: 12,500 shares, 12,500 shares and 25,000 shares, if the volume weighted daily average stock price of the Company for ten consecutive trading days reaches $20.00, $25.00 and $30.00 (collectively the target stock price), respectively, on or before January 1, 2008 (the Market Award). Based upon the market values of the Company’s common stock, through September 30, 2005, satisfaction of the vesting conditions were not deemed probable by management; therefore no compensation expense has been recorded. Under APB No. 25, at such time as management determines that it was probable that a target stock price would be met, the Company would record the fair value of the corresponding vesting tranche of the Market Award and would recognize compensation expense through the remaining vesting period. The weighted-average grant date fair value of this restricted stock award was estimated at $5.73, using a trinomial option pricing model based on the following assumptions: expected volatility of 54.2%, risk-free interest rate of 3.8%, dividend yield of 0% and an expected term of 978 days. Commencing with the adoption of FAS No. 123(R), this is being recognized in the Statement of Operations with offsetting credits to common stock. During the first quarter of fiscal 2006, compensation expense of approximately $19,000 was recorded.

On August 8, 2005, the Company issued, to new hires for 64,625 restricted shares of common stock, 15,000 shares of which vest annually over a period of three years in equal increments and 49,625 shares of which vest annually over a period of five years in equal increments, in each case subject to continuing service by the receipient of the restricted stock The fair value of the restricted stock is $7.84 per share (the market value of the stock on the date of issuance) or $506,660 and will be recorded to compensation cost over the requisite service periods of the awards.

The restricted stock activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term

Shares issued at June 30, 2005	100	$8.29
Granted	65	7.84
Shares issued at September 30, 2005	165	8.12	3.09
Vested at September 30, 2005	—	—	—

The weighted-average estimated fair value of restricted stock issued during the first quarter of fiscal 2006 was $7.84. There were no restricted stock grants during the first quarter of fiscal 2005.

The following table summarizes information about non-vested restricted stock awards as of September 30, 2005 and changes during the quarter then ended (shares and aggregate unrecognized compensation cost in thousands):

	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Unrecognized Compensation Cost

Non-vested at June 30, 2005	100	$8.29
Granted	65	7.84
Non-vested at September 30, 2005	165	8.12	3.09	$885

No shares vested during the first quarter of fiscal 2006 or 2005.

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

In August 2005, the Board of Directors amended the ESPP so that, effective with the offering period beginning in August 2005, the purchase price of common stock under the ESPP shall be determined as either (i) a percentage not less than 85%, subject to the Compensation Committee’s discretion (the Designated Percentage) of the fair market value of the common stock on the last day of the offering period or (ii) the lower of (a) the Designated Percentage of the fair market value of the common stock on the first day of the offering period or (b) the Designated Percentage of the fair market value of the common stock on the last day of the offering period. On August 10,2005, the Compensation Committee of the Board of Director’s determined the purchase price to be 95% of the fair market value of the common stock on the last day of each offering period, beginning with the August 2005 offering. As a result, commencing with the August 2005 offering period, the ESPP will not be compensatory under SFAS 123(R).

The fair value of each share purchase right is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table.

	Three months ended September 30,
	2005	2004

Expected volatility	—%	37.4%
Risk-free interest rate	—	1.8
Dividend yield	—	0.0
Expected term (in years)	—	0.5

The weighted-average estimated fair value of each share purchase right granted during the first quarter of fiscals 2006 and 2005 was $0 and approximately $2.83 per share, respectively.

During the first quarter of fiscals 2006 and 2005, a total of 43,045 and 32,108 shares, respectively, were issued under the ESPP for combined proceeds of approximately $245,000 and $287,000, respectively. As of September 30, 2005 approximately 39,000 shares were available under the ESPP.

Effect of SFAS No. 123(R) Adoption

The effect of the adoption of SFAS No. 123(R) on the consolidated balance sheet at June 30, 2005 is as follows (in thousands):

	Without SFAS No. 123(R) (as reported)	SFAS No. 123(R) impact	With SFAS No. 123(R)

Common stock	$77,494	$(463)	77,031
Deferred compensation	(463)	463	—

Note 15 – Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for the Company no later than the end of fiscal 2006. Management believes the adoption of FIN No. 47 will not have a material impact on the Company’s consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which replaces Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncement. SFAS No. 154 is effective for the Company for all accounting changes and corrections of errors made beginning with the first quarter of the Company’s fiscal 2007.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion in this section contains certain statements of a forward-looking nature relating to future events or our future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this report, including the matters set forth under the caption “Risk Factors”, in this report and in our Annual Report on Form 10-K which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

Our strategy is to become a market leader and innovative supplier of a complete portfolio of tiered data storage solutions by providing intelligent appliances and software modules designed to work together to ensure that information is “automatically safe, readily available and always there.”  We intend to deliver products to address all three tiers of data storage:  primary “protected” disk, secondary disk-based backup and tertiary automated tape libraries for archival.  Our focus will continue to be on mid-range solutions that can be easily sold worldwide through our indirect network of resellers and OEMs.  We intend to leverage our leadership position in mid-range tape automation into a similar position in primary and secondary intelligent disk-based appliances.

Recently we achieved a number of milestones in our strategic plans.  The acquisition of Zetta Systems in August 2005 was key to our entry into the protected primary storage market.  Subsequent to the acquisition, the combined Overland and Zetta development teams incorporated the Zetta technology into a new intelligent appliance, called UltamusTM, which we announced on October 24, 2005.  We expect first customer shipments of UltamusTM units in November 2005.  A major achievement regarding our REO product line was the introduction on October 3, 2005 of the REO 9000 Expansion Array.  This array, which was a response to customer demand, enables our REO product line to scale from 1 terabyte up to 32 terabytes.  Following on the heals of that announcement was the news on October 11, 2005 that we had signed a license agreement with a major tier one OEM customer who had chosen our REO Protection OS software as the basis for a disk-based virtual tape solution they intend to launch in the first quarter of calendar 2006.  This license agreement could result in annual royalties and incremental gross profit contribution to Overland in the range of $2 million to $4 million once the product has been fully ramped.  Lastly, we have disclosed that we are currently in late-stage discussion with a new major tier one OEM customer who is interested in our new tape library platform that is currently under development.

In September 2004, in order to enhance our strategic competitiveness and increase our flexibility, we announced a plan to outsource all of our manufacturing, currently located in California, to a U.S. third party manufacturer. In November 2004, the contract with the outsource manufacturer was finalized and all manufacturing employees were notified of termination dates and benefits. We completed the transfer all of our manufacturing operations in August 2005. We expect to incur between $2.5 million and $3.0 million of pretax charges for severance costs related to the outsourcing and other obligations. We recorded $2.1 million of these charges in fiscal 2005 as a cost of revenue, and expect to record up to an additional $750,000 in charges related to excess facilities in the second quarter of fiscal 2006. The charges in the first quarter of fiscal 2006 include an expense of $66,000 representing other transition costs which were recorded as incurred.

In August 2005, Hewlett-Packard Company (HP) informed us of its decision not to purchase its next-generation, mid-range tape automation production line from Overland. HP will continue to purchase the tape automation products currently supplied by us for some time; however, the new product will eventually replace the majority of those purchases. We cannot predict how quickly this transition will occur, but we believe the impact to our revenue during fiscal 2006 will be minimal. The impact to our revenues in fiscal 2007 is expected to be significant. In light of this anticipated loss in future revenue, we intend to focus heavily on the delivery of new higher-margin products to our branded channel during fiscal 2006. Our current three-year contract with HP expires in July 2006, however, we expect HP to continue purchasing product beyond the contract expiration. The contract does not commit HP to buy specific quantities of product at any time.

When compared to the first quarter of fiscal 2005, the first quarter of fiscal 2006, net revenue decreased by 1.7%, net (loss) income decreased by 252.6% and diluted earnings per share by 261.5%. Our performance reflects a 14.1% decrease in revenue from our OEM customers partially offset by a 15.6% growth in revenue from our branded channel customers. Our largest customer accounted for approximately 49.5% of total net revenue during the first quarter of fiscal 2006 compared to 54.3% for the same period in fiscal 2005. Our gross profit margin decreased from 26.9% during the first quarter of fiscal 2005 to 22.9% during the first quarter of fiscal 2006. While we experienced a decline in revenue and gross profit, operating expenses grew by 41.7%. The spending increase was primarily attributable to (i) sales and marketing expenses, reflecting an increase in headcount primarily to support the growth in our branded channel, (ii) research and the development of our new library platform and development of the technology acquired from Zetta , (iii) general and administrative expenses as a result of increased costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and legal fees associated with the accumulation of our shares by, Advanced Digital Information Corporation, a competitor, and related issues, (iv) the write-off of acquired in-process research and development costs associated due to the Zetta acquisition and (v) combined stock-based compensation costs due to the adoption of SFAS No. 123(R).

We ended the quarter with approximately $72.3 million in cash, cash equivalents and short-term investments, compared to $76.9 million at the end of the fiscal 2005. We had no debt outstanding on our credit facility at the end of first fiscal quarter of 2006 and at the end of fiscal 2005. During the first quarter of fiscal 2006 we generated cash from operations of $4.6 million, generated $921,000 from the exercise of stock options and purchases under our Employee Stock Purchase Plan (ESPP), and experienced a reduction of inventories by approximately $3.5 million. These sources of cash were offset by $8.9 million net cash payments for the acquisition of Zetta, capital expenditures of approximately $689,000 and repurchases of common stock of approximately $465,000.

RISK FACTORS

An investment in our company involves a high degree of risk.  In addition to the other information included in this report, you should carefully consider the following risk factors and the risk factors set forth in our Annual Report on Form 10-K  in evaluating an investment in our company.  You should consider these matters in conjunction with the other information included or incorporated by reference in this report.

Our business has been highly dependent on our level of sales to one major customer, and this customer will not be purchasing our next generation product.

Hewlett-Packard Company (HP), including the former Compaq which HP acquired in May 2002, has been our largest customer, accounting for approximately 49.5% and 54.3% of net revenues during the first quarter of fiscals 2006 and 2005, respectively.  No other customer accounted for more than 10% of net revenues during the first quarter of fiscal 2006.  Neither HP nor any other customer is obligated to purchase a specific amount of our products or provide binding forecasts of purchases for any period.

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

In August 2005, we acquired Zetta Systems, Inc. and the failure to integrate this acquisition successfully, or others in the future, could harm our business, financial condition and operating results.

We have in the past and expect in the future to make acquisitions of complementary businesses, products or technologies as we implement our business strategy.  For example, in June 2003 we acquired Okapi Software, Inc. and in August 2005 we acquired Zetta Systems, Inc (Zetta).  We are working now to integrate Zetta and to introduce products incorporating the Zetta technology.  If we fail to integrate Zetta successfully, it could harm our business, financial condition and operating results.

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

Future mergers and acquisitions by us may also result in dilutive issuances of our equity securities and the incurrence of additional debt and additional amortization expenses related to intangible assets.  Any of these factors could adversely affect our business, liquidity, results of operation and financial position.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. For fiscal year 2005 we did not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclosed in the notes to our financial statements information about what such charges would be if they were expensed.  Beginning July 4, 2005, we have adopted SFAS No. 123(R), which requires us to record stock-based compensation expense for awards granted to employees based on the fair value of the equity instrument at the time of grant. The change in accounting rules will lead to a decrease in reported earnings or an increase in reported net loss, as the case may be. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.  For the first quarter of fiscal 2006, we recorded stock-based compensation of approximately $522,000. For options and restricted stock awards issued and unvested as of September 30, 2005, we anticipate recording additional stock-based compensation charges of approximately $1.9 million. See Note 14, Equity Based Compensation, of Notes to Consolidated Condensed Financial Statements for more information.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue on direct product sales (excluding sales to distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy. Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time, generally the same business day, we record the Overland sale.

We have entered into various licensing agreements relating to our Variable Rate Randomizer (VR2) technology. These agreements typically call for royalty fees based on sales by licensees of products containing VR2®. Royalties on sales by licensees of products containing VR2 are recorded when earned, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase from us the Applications Specific Integrated Circuit (ASIC) chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee; and revenue on ASIC chip sales are recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

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

Business Acquisitions and Intangible Assets

Our business acquisitions typically result in recognition of intangible assets (acquired technology) and in certain cases non-recurring charges associated with in-process research and development (IPR&D), which affect the amount of current and future period charges and amortization expenses. We amortize our definite-lived intangible assets using the straight-line method over their estimated useful lives, while IPR&D is recorded as a non-recurring charge on the acquisition date.

The determination of the value of these components of a business combination, as well as associated asset useful lives, requires management to make various estimates and assumptions. Critical estimates in valuing intangible assets may include but are not limited to: future expected cash flows from product sales and services, maintenance agreements, and acquired development technologies and patents or trademarks; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired products and services will continue to be used in our product portfolio; and discount rates. Management’s estimates of fair value and useful lives are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur and assumptions may change. Estimates using different assumptions could also produce significantly different results.

We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of our intangible assets. When impairment indicators are identified with respect to our previously recorded intangible assets, we would measure any required impairment loss as the amount by which the asset’s carrying value exceeds its fair value and we would record it as a reduction in the carrying value of the related assets and charge it to operations. Significant management judgment is required in estimating the fair value and should different conditions prevail, material write downs of net intangible assets and other long-lived assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

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

Warranty Obligations

We generally provide a three-year advance replacement return-to-factory warranty on our NEO SERIES®, PowerLoader® and LoaderXpress® products and a one year advance replacement return-to-factory warranty on our REO SERIESTM. We also provide on-site service for the first warranty year of the NEO SERIES products for which we contract with third-party service providers. For most products, we offer a program called XchangeNOW® as part of our return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request. The customer ships the defective unit back to us using the shipping materials from the replacement unit. We record a provision for estimated future warranty costs at the time of shipment for both the return-to-factory and on-site warranties. Separately priced extended on-site warranties are offered for sale to customers of other product lines. We contract with outside vendors to provide service relating to all on-site warranties. Extended warranty revenue and amounts paid in advance to outside service organizations are recognized in the financial statements in revenue and cost of revenue, respectively, over the warranty period.

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

The following tables set forth certain financial data as a percentage of net revenue:

	Three months ended September 30,
	2005	2004

Net revenue	100.0%	100.0%
Cost of revenue	77.1	73.1
Gross profit	22.9	26.9
Operating expenses:
Sales and marketing	16.0	13.1
Research and development	7.6	4.9
General and administrative	6.9	4.4
Acquired in-process research and development	1.9	—
	32.4	22.4
(Loss) income from operations	(9.5)	4.5
Other income, net	0.9	0.6
(Loss) income before income taxes	(8.6)	5.1
(Benefit from) provision for income taxes	(3.6)	1.9
Net (loss) income	(5.0)	3.2

For the three months ended September 30, 2005 and 2004

Net Revenue. Net revenue decreased from $59.5 million during the first quarter of fiscal 2005 to $58.5 million during the first quarter of fiscal 2006. The decrease of $1.0 million or 1.7% is primarily due to a 14.1% decrease in revenue from OEM customers offset by improvements in branded products and VR2 revenue. The decrease in OEM revenue is primarily associated with decreased volumes and lower pricing to HP as well as declining shipments to IBM. Net revenue from HP represented approximately 49.5% of net revenue in the first quarter of fiscal 2006 compared to 54.3% of net revenue for the first quarter of fiscal 2005.

Net revenue from Overland branded products increased from $22.7 million during the first quarter of fiscal 2005 to $26.3 million during the first quarter of fiscal 2006. The increase of $3.6 million or 15.9% was primarily the result of an increase in sales of REOTM disk-based and NEO SERIESTM products. In addition, in October 2004, we introduced a new REO product which represented sales of approximately $1.7 million for the first quarter of fiscal 2006, with no corresponding sales in the first quarter of fiscal 2005.

VR2 revenue during the first quarter of fiscal 2005 of approximately $518,000 increased to $1.1 million during the first quarter of fiscal 2006. This increase of approximately $563,000 or 108.8% was primarily the result of increasing chip sales. Royalties represented approximately $643,000 during the first quarter of fiscal 2006 compared to $443,000 during the first quarter of fiscal 2005. Chip sales in the first quarter of fiscal 2006 were approximately $438,000 with no similar sales in the first quarter of fiscal 2005.

We project that net revenue for fiscal 2006 will exceed fiscal 2005 net revenue by approximately 6%. This projection includes 40% growth in our branded business, driven largely by sales of new products including our new protected primary storage offering and new scalable REO products introduced in the second quarter of fiscal 2006, and our new tape automation products to be introduced in the third quarter of fiscal 2006. We estimate that this growth in branded revenue will be partially offset by a 16% decline in sales to OEM customers, primarily HP.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three months ended September 30,
	2005	2004
LibraryXpress® products:
NEO Series	66.4%	72.6%
Loaders	8.4	9.5
	74.8	82.1
Spare parts, drives, other	17.5	14.7
Disk based	5.9	2.3
VR2	1.8	0.9
	100.0%	100.0%

Gross Profit. Gross profit decreased from $16.0 million during the first quarter of fiscal 2005 to $13.4 million during the first quarter of fiscal 2006. The decrease of approximately $2.6 million or 16.2% is primarily due to an overall decrease in our net revenue of $1.0 million, as described above, lower pricing to HP and an increase of  $515,000 in amortization costs associated with the purchase of Zetta. In addition, during the first quarter of fiscal 2006, warranty costs increased by $1.1 million as a result of the increase in revenues associated with NEO Series branded products and an increase in sales of extended warranties compared to the prior year. These cost increases were partially offset by favorable product mix within our branded channel and a larger concentration of higher margin sales of branded products versus lower margin OEM products.

Excluding the impact of outsourcing charges in fiscal 2005 and amortization in fiscal 2006 of acquisition costs associated with the Zetta acquisition, we expect our gross margin percentage in fiscal 2006 to be relatively unchanged from fiscal 2005. Although sales of branded products are expected to represent a higher percentage of total revenue in fiscal 2006 compared to fiscal 2005, we expect that the gross margin percentage on our new products will initially be lower than our existing products, which is consistent with our past experience. In the second half of fiscal 2006 we will focus on cost reductions, which we expect will result in gross margin improvements.

Stock-Based Compensation. During the first quarter of fiscal 2006, we recorded $522,000 of stock-based compensation charges associated with the adoptions of SFAS No. 123(R). The charges allocated to cost of revenues totaled $12,000, sales and marketing totaled $89,000, research and development totaled $51,000 and general and administrative totaled $370,000.

Sales and Marketing Expenses. Sales and marketing expenses increased to $9.4 million during the first quarter of fiscal 2006 from $7.8 million during the first quarter of fiscal 2005. The increase of approximately $1.6 million or 19.9% is primarily associated with an expansion of our branded sales force and stock-based compensation expense not included in the prior year period. We expect that sales and marketing expenses in fiscal 2006 will grow 15% to 20% over fiscal 2005 representing incremental spending to introduce and promote our new products introduced during the year, and to increase our sales and technical support services.

Research and Development Expenses. Research and development expenses increased to $4.4 million during the first quarter of fiscal 2006 from $2.9 million during first quarter of fiscal 2005. The increase of approximately $1.5 million or 51.0% is primarily due to an increase of approximately $1.4 million associated with an increase in headcount resulting from the acquisition of the Zetta development team and for general expansion related to development of the Company’s new  tape library and the technology acquired from Zetta, and stock-based compensation expense not included in the prior year period. We anticipate a significant increase in  R&D spending in fiscal 2006 for completion of the development of our new tape library platform, the new scalable REO products, and the new protected primary storage offerings. We also expect heavy research and development spending related to the integration of the development team from the August 2005 acquisition of Zetta Systems. R&D spending for fiscal 2006 is expected to grow by approximately 65% over fiscal 2005.

General and Administrative Expenses. General and administrative expenses increased to $4.0 million during the first quarter of fiscal 2006 from $2.6 million during the first quarter of fiscal 2005. The increase of approximately $1.4 million or 53.4% is primarily due to a $637,000 increase in consulting and auditing fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, an increase of $544,000 in legal fees associated with the accumulation of our shares by a competitor and related issues, and $370,000 of stock-based compensation costs not included in the prior year period. These increases were offset by a decrease in general operating expenses in fiscal 2006. We anticipate that general and administrative expenses in fiscal 2006 will be relatively flat compared to the spending in fiscal 2005; however, we could face higher than expected legal and advisory fees if there are further actions by Advanced Digital Information Corporation, a competitor, which has accumulated our shares, or orther activities involving corporate control.

Acquired In-Process Research and Development. The purchase price of our recent acquisition of Zetta was assigned to the fair value of the assets acquired, including in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established. Therefore, we expensed the in-process research and development of $1.1 million at the date of the acquisition.

The amount of the purchase price allocated to in-process research and development was based on established valuation techniques used in the technology industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts projected future cash flows to present value. The key assumptions used in the valuation include, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product has entered the market, and discount rate based on the risks associated with the development life cycle of the in-process technology acquired.

Assumptions underlying the valuation of acquired in-process research and development from Zetta included the following (in thousands, except percentages):

Project names	Version 3.7	Version 3.8

Estimated costs to complete technology at acquisition date	$164	$153
Percent completed as of acquisition date	57.0%	19.5%
Risk-adjusted discount rate	37.8%	37.8%
First period of expected revenue	Third quarter FY 06	Fourth quarter FY 06

The development of the above technology remains highly dependent on the remaining efforts to achieve technological viability, rapidly changing customer markets, uncertain standards for a new product and significant competitive threats from several companies. The efforts to develop this technology into a commercially viable product consist primarily of planning, designing, experimenting and testing activities necessary to determine that the technology can meet market expectations, including functionality and technical requirements. Failure to bring the product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse effect on our business and operating results.

Subsequent to the acquisition of Zetta, there have been no developments regarding the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

If the above in-process research and development projects are not successfully developed, our future revenues and profitability may be adversely affected. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time the acquisition was completed and may result in impairment charges of other intangible assets acquired.

Interest Income, net. Interest income increased to $558,000 during the first quarter of fiscal 2006 from $274,000 during the first quarter of fiscal 2005. The increase of approximately $284,000 or 103.6% is due to higher average yields when compared to the first quarter of fiscal 2005.

Benefit from (provision for) Income Taxes. We recorded a provision for income taxes of $1.1 million expense during the first quarter of fiscal 2005 compared to a benefit from income taxes of $2.1 million in the first quarter of fiscal 2006. The change of approximately $3.2 million is primarily the result of the change from pre-tax earnings in the first quarter of 2005 to a pre-tax loss in the first quarter of fiscal 2006. Due to the expected taxable loss in fiscal 2006, we expect to receive a benefit at an amount greater than the statutory rate, applied to the pre-tax loss excluding the non-deductible charge for in-process research and development, which was recorded discreetly in the first quarter, given research and development tax credits, and a Extraterritorial Income Benefit (ETI).

Liquidity and Capital Resources.  At September 30, 2005, we had $72.3 million of cash, cash equivalents and short-term investments and our unused credit facility of $10.0 million.  We believe that these resources will be sufficient to fund our operations and to provide for our growth for the next twelve months and into the foreseeable future.  We have no other unused sources of liquidity at this time.

Our primary source of liquidity has historically been cash generated from operations. During the first quarter of fiscals 2006 and 2005, we generated $4.6 million and $3.3 million, respectively from operations.  The increase of approximately $1.3 million provided by operating activities compared to the first quarter of fiscal 2005 was primarily the result of an overall decrease in operating assets and liabilities. In the first quarter of fiscal 2006, operating cash flows were primarily provided by a $3.5 million decrease in inventory primarily due to the outsourcing of manufacturing operations offset by a $1.5 million increase in accounts receivable.  In the first quarter of fiscal year 2005, operating cash flows were provided by an increase in accounts payable, both as a result of an increased level of business and inventory, net income for the period and a decrease in income taxes receivable. These cash inflows were partially offset by an increase in accounts receivable.

Cash used in investing activities was $1.7 million for the first quarter of fiscal 2006 compared to $6.6 million for the first quarter of fiscal 2005.  During the first quarter of fiscal year 2006 we used cash of approximately $8.9 million, net of cash acquired, for the purchase of Zetta and approximately $47.0 million for the purchase of short-term investments. These uses of cash are offset by maturities/sales of short-term investments of approximately $54.8 million.  Capital expenditures during the first quarters of fiscal 2006 and 2005 of $689,000 and $849,000, respectively, were comprised primarily of purchases of computer and related equipment.

Cash provided by financing activities was $503,000 for the first quarter of fiscal 2006 compared to $614,000 for the first quarter of fiscal year 2005.  Cash provided by financing activities during the first quarter of fiscal 2006, included $921,000 in proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP) and upon exercise of stock options, offset by $465,000 used to repurchase shares of our common stock under our share repurchase authorization plan. Proceeds from the issuance of common stock under our ESPP and the exercise of stock options were $614,000 during the first quarter of fiscal 2005.

At September 30, 2005, we had a credit facility consisting of a $10,000,000 revolving line of credit for working capital purposes that expires on November 30, 2006.  The line of credit is collateralized by certain assets.  Interest on the line of credit is set at the bank’s prime rate (6.75% at September 30, 2005) in effect from time to time minus 0.25% or, at the our option, a rate equal to LIBOR plus 2.25%.  The loan agreement that governs the credit facility contains certain financial and non-financial covenants.  As of September 30, 2005, we were in default under a financial covenant to the credit facility which requires us not to incur negative net income, before taxes, in any two consecutive fiscal quarters. As of September 30, 2005, we obtained a waiver of this default and are currently in the process of amending the credit facility to remove this financial covenant. As of September 30, 2005, we were in compliance with all other covenants.  At September 30, 2005, no amounts were outstanding under the line of credit.

On October 16, 2005, the Company’s Board of Directors expanded the Company’s share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock with no fixed dollar amount on the open market or through negotiated transactions. This repurchase authority allows the Company to selectively repurchase its common stock from time to time in the open market, through block trades or otherwise, or in privately negotiated transactions. Depending on market conditions and other factors, at any time or from time to time without prior notice the board may modify the program or commence or suspend purchases. There is no fixed termination date for the repurchase program. During the first quarter of fiscal 2006 and during fiscal 2005, an aggregate of 59,526 shares and 32,500 shares, respectively, were repurchased at a cost of approximately $465,000 and $309,000, respectively, pursuant to the repurchase program.

Inflation

Inflation has not had a significant impact on our operations during the periods presented. Historically we have been able to pass on to our customers’ increases in raw material prices caused by inflation. If at any time we cannot pass on such increases, our margins could suffer. Our exposure to the effects of inflation could be magnified by the concentration of OEM business.

Recent Accounting Pronouncement

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN No. 47). FIN No. 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for us no later than the end of fiscal 2006. Management believes the adoption of FIN No. 47 will not have a material impact on our consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which replaces Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncement. SFAS No. 154 is effective for us for all accounting changes and corrections of errors made beginning with the first quarter of our fiscal 2007.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the first quarter of fiscal 2006, total interest income was $558,000 with investments yielding an annual average of 3.1% on a worldwide basis. The interest rate level was up approximately 150 basis points from 1.6% in the first quarter of fiscal 2005. If a comparable change in overall interest rates (150 basis points) were to occur in the remainder of fiscal 2006, our interest income would increase approximately $800,000, assuming consistent investment levels.

The table below presents the cash, cash equivalents and short-term investment balances and related weighted-average interest rates at the end of the first quarter of fiscal 2006. The cash, cash equivalents and short-term investment balances approximate fair value (in thousands except percentages):

	Approximate Market Value	Weighted- Average Interest Rate

Cash and cash equivalents	$8,878	3.9%
Short-term investments:
Less than 1 year	1,980	2.2
Due in 1 - 2 years	—	—
Due in 2 - 5 years	2,552	4.1
Due after 5 years	58,896	4.0
	$72,306

The table above includes the United States dollar equivalent of cash, cash equivalents and short-term investments, including $290,000, and $158,000 equivalents denominated in the British Pound Sterling and the Euro, respectively.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs and maintain inter-company balances which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first quarter of fiscal 2006 was not material.

Item 4. – Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and our Board of Directors. Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2005, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

On October 16, 2005, the Company’s Board of Directors expanded the Company’s share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock with no fixed dollar amount on the open market or through negotiated transactions. This repurchase authority allows the Company to selectively repurchase its common stock from time to time in the open market, through block trades or otherwise, or in privately negotiated transactions. Depending on market conditions and other factors, at any time or from time to time without prior notice the board may modify the program or commence or suspend purchases. There is no fixed termination date for the repurchase program. During the first quarter of fiscal 2006 and during fiscal 2005, an aggregate of 59,526 shares and 32,500 shares, respectively, were repurchased at a cost of approximately $465,000 and $309,000, respectively, pursuant to the repurchase program.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 3 through July 31, 2005	0	N/A	N/A	$9,692,404
August 1 through August 28, 2005	31,167	$7.18	31,167	$9,468,682
August 29 through October 2, 2005	28,359	$8.41	28,359	$9,230,266
Total	59,526	$7.76	59,526	$9,230,266

Item 6. – Exhibits

(a)          Exhibits

2.1

Agreement and Plan of Merger dated August 8, 2005 among Overland, Zeppole Acquisition Corp. and Zetta Systems, Inc. (Exhibit 2.2 to the Form 10-K filed on September 15, 2005 is incorporated by reference herein).

3.1	Amended and Restated Bylaws dated August 22, 2005 (Exhibit 3.1 to the Form 8-K filed August 26, 2005 is incorporated by reference herein).

4.1

Shareholder Rights Agreement dated August 22, 2005 between Overland and Wells Fargo Bank, N.A., as Transfer Agent (Exhibit 4.1 to the Form 8-K filed August 26, 2005 is incorporated by reference herein).

10.1*	Summary Sheet of Director and Executive Officer Compensation.

10.2*	Employment Agreement effective May 16, 2005 between Overland and W. Michael Gawarecki (Exhibit 10.44 to the Form 10-K filed on September 15, 2005 is incorporated by reference herein).

10.3*	Amended and Restated 1996 Employee Stock Purchase Plan as amended August 22, 2005 (Exhibit 10.42 to the Form 10-K filed on September 15, 2005 is incorporated by reference herein).

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

OVERLAND STORAGE, INC.

Date: November 14, 2005	By:	/s/	Vernon A. LoForti
Vernon A. LoForti
Vice President, Chief Financial Officer and Secretary