Form 10-Q
period 2006-01-01
OVERLAND STORAGE INC
filed 2006-02-10
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

As of February 1, 2006, there were 13,814,876 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended January 1, 2006

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net revenue:
Product sales	$60,014	$61,853	$117,873	$120,861
Royalty fees	624	672	1,267	1,190
	60,638	62,525	119,140	122,051
Cost of revenue	47,251	44,707	92,334	88,216
Gross profit	13,387	17,818	26,806	33,835

Operating expenses:
Sales and marketing	10,066	8,901	19,430	16,713
Research and development	4,173	2,465	8,597	5,394
General and administrative	3,702	2,908	7,710	5,520
Acquired in-process research and development	—	—	1,121	—
	17,941	14,274	36,858	27,627
(Loss) income from operations	(4,554)	3,544	(10,052)	6,208

Other income (expense):
Interest income, net	717	359	1,275	633
Other income (expense), net	30	18	(14)	87
(Loss) income before income taxes	(3,807)	3,921	(8,791)	6,928
(Benefit from) provision for income taxes	(1,094)	1,318	(3,178)	2,425
Net (loss) income	$(2,713)	$2,603	$(5,613)	$4,503

Net (loss) income per share:
Basic	$(0.19)	$0.19	$(0.40)	$0.33
Diluted	$(0.19)	$0.18	$(0.40)	$0.31

Shares used in computing net (loss) income per share:
Basic	13,932	13,830	13,989	13,782
Diluted	13,932	14,518	13,989	14,375

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheet

(In thousands)

	December 31, 2005	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,529	$5,498
Short-term investments	65,677	71,389
Accounts receivable, less allowance for doubtful accounts of $473 and $298, respectively	41,758	37,703
Inventories	15,420	19,108
Deferred tax assets	3,856	3,741
Other current assets	10,025	11,456
Total current assets	141,265	148,895

Property and equipment, net	9,147	8,758
Intangible assets, net	15,397	5,193
Other assets	2,184	1,708
Total assets	$167,993	$164,554

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,224	$17,015
Accrued liabilities	14,517	13,436
Accrued payroll and employee compensation	4,277	3,973
Income taxes payable	1,030	926
Accrued warranty	3,665	3,182
Total current liabilities	45,713	38,532

Deferred tax liabilities	4,521	1,454
Other liabilities	4,020	3,074
Total liabilities	54,254	43,060

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, no par value, 45,000 shares authorized; 13,833 and 14,123 shares issued and outstanding, respectively	74,886	77,494
Accumulated other comprehensive loss	(309)	(312)
Deferred compensation	—	(463)
Retained earnings	39,162	44,775
Total shareholders’ equity	113,739	121,494
Total liabilities and shareholders’ equity	$167,993	$164,554

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2005	2004
	(Unaudited)
Operating activities:
Net (loss) income	$(5,613)	$4,503
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	3,364	2,159
Deferred income taxes	(1,302)	(352)
Acquired in-process research and development	1,121	—
Excess tax benefits from share-based payment arrangements	(154)	(561)
Share-based compensation	1,132	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,055)	(5,591)
Inventories	3,688	(3,655)
Accounts payable and accrued liabilities	6,303	6,874
Accrued payroll and employee compensation	282	788
Other assets and liabilities, net	2,437	1,410
Net cash provided by operating activities	7,203	5,575

Investing activities:
Purchases of short-term investments	(52,781)	(78,356)
Proceeds from maturities of short-term investments	55,506	68,370
Proceeds from sales of short-term investments	2,832	816
Capital expenditures	(1,637)	(1,322)
Net cash payments to acquire Zetta	(8,857)	—
Net cash used in investing activities	(4,937)	(10,492)

Financing activities:
Proceeds from the exercise of stock options and the purchase of common stock under the Company’s ESPP	1,221	1,791
Repurchase of common stock	(4,652)	—
Excess tax benefits from share-based payment arrangements	154	561
Net cash (used in) provided by financing activities	(3,277)	2,352
Effect of exchange rate changes on cash	42	(45)
Net decrease in cash and cash equivalents	(969)	(2,610)
Cash and cash equivalents, beginning of period	5,498	12,643
Cash and cash equivalents, end of period	$4,529	$10,033

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

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. For ease of presentation, the Company’s last fiscal year is deemed to end June 30, 2005 and the Company’s second quarter of fiscal 2006 is deemed to end December 31, 2005. For example, references to the second quarter of fiscal 2006 refer to the fiscal quarter ended January 1, 2006. The second quarter of fiscal 2006 and the second quarter of fiscal 2005 each contained 13 weeks.

In the opinion of management, these statements include all the normal recurring adjustments necessary to fairly state our condensed consolidated results of operations, financial position and cash flows as of December 31, 2005 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2005. The Condensed Consolidated Statement of Operations for the three and six months ended and the Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2005 are not necessarily indicative of the results or cash flows expected for the full year.

Note 2 – Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In third quarter fiscal 2005, the Company concluded that it was appropriate to classify its auction rate municipal bonds as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company had revised the classification to report these securities under the short-term investments caption. Corresponding reclassifications have also been made to the Consolidated Condensed Statement of Cash Flows for the first half of fiscal 2005, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the Consolidated Condensed Statement of Cash Flows, and had no effect on the previously reported Consolidated Condensed Statement of Operations for any period.

For the six months ended December 31, 2004, $44.4 million of these short-term investments were previously classified as cash and cash equivalents.

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

During the second quarter of fiscal 2006 and the second quarter of fiscal 2005, the Company had stock-based compensation plans as described in detail in Note 14. Prior to the adoption of SFAS No. 123(R) on July 4, 2005, the Company accounted for stock-based awards issued to employees, directors and officers under those plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, no share-based employee compensation expense was recognized for stock option grants, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Similarly, no compensation expense had been recognized for purchase rights under the Company’s Employee Stock Purchase Plan (ESPP). The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and SFAS No. 123(R).

As noted above, in the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award, using the modified prospective method. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of its options on the measurement date. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. Refer to Note 14 for additional information.

The fair value of service based restricted stock awards is equal to the fair value of the stock on the date of issuance. The fair value of market based restricted stock awards is determined through use of a lattice model. Compensation expense related to issuances of service based restricted stock awards is recorded at fair value less amounts paid by employees, if any, and application of an estimated forfeiture rate. Compensation expense related to issuances of market based restricted stock awards is recorded at estimated fair value for the number of employees expected to complete the requisite service period.

Compensation expense associated with option and restricted stock awards with graded vesting is recognized in accordance with FASB Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25.

In accordance with APB No. 25, the Company previously measured compensation expense for its share-based employee compensation plans using the intrinsic value method and provided pro forma disclosures of net income and income per share as if the fair value-based method had been applied in measuring compensation expense. As a result of the adoption of SFAS No. 123(R), for the three and six months ended December 31, 2005, the Company recorded share-based compensation expense of approximately $610,000 and $1.1 million, respectively, in the accompanying Consolidated Condensed Statement of Operations. During fiscal 2005, had compensation expense for the Company’s employee share-based compensation awards, including the Company’s ESPP, been determined based on the fair value at the grant date, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004

Net income	$2,603	$4,503
Deduct: Share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(939)	(1,879)
Pro forma net income	$1,664	$2,624
Income per share:
Basic (as reported)	$0.19	$0.33
Basic (pro forma)	$0.12	$0.19

Diluted (as reported)	$0.18	$0.31
Diluted (pro forma)	$0.11	$0.18

Note 4 – Acquisition

On August 8, 2005, the Company acquired all of the outstanding stock of Zetta Systems, Inc. (Zetta), a Washington corporation, for total consideration of approximately $9.2 million in cash, including $154,000 in direct acquisition costs. Zetta developed data protection software that was incorporated into the Company’s UltamusTM product and launched in the second quarter of fiscal 2006. The acquisition was made principally to enable the Company’s entry into the primary data storage market.

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

The acquired technology has an estimated useful life of approximately four years and the cost allocated to it is being amortized using the straight-line method over the estimated useful life. The results of operations of Zetta are included in our consolidated results of operations beginning August 8, 2005.

Note 5 – Short-Term Investments

The following table summarizes short-term investments by security type (in thousands):

December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Asset-backed securities	$17,996	$4	$234	$17,766
United States government and agency securities	2,000	—	14	1,986
State and municipal securities	45,925	—	—	45,925
	$65,921	$4	$248	$65,677

June 30, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Asset-backed securities	$18,208	$—	$155	$18,053
United States government and agency securities	2,000	—	22	1,978
State and municipal securities	51,365	1	8	51,358
	$71,573	$1	$185	$71,389

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	December 31, 2005	June 30, 2005

Less than one year	$1,986	$2,937
Due in one to two years	—	749
Due in two to five years	2,442	1,931
Due after five years	61,249	65,772
	$65,677	$71,389

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other income, net, in the accompanying Consolidated Condensed Statement of Operations. For the three month and six month periods ended December 31, 2005, the Company recorded no realized gains and realized losses of $0 and $23,000, respectively, on its short-term investments. For the three and six month periods ended December 31, 2004, the Company recorded realized gains of approximately $0 and $2,000, respectively, and no realized losses, on its short-term investments.

The following table shows the gross unrealized losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Asset-backed securities	$8,550	$126	$6,829	$108	$15,379	$234
United States government and agency securities	—	—	1,986	14	1,986	14
	$8,550	$126	$8,815	$122	$17,365	$248

Asset backed securities.

Unrealized losses on the Company’s investments in mortgage-backed securities guaranteed by a federal agency or government-sponsored enterprise were caused by interest rate increases. The contractual cash flows of those investments are either guaranteed by an agency of the U.S. government or entities with a line of credit to the U.S. Treasury. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and the intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

United States government and agency securities.

The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

Note 6 – Composition of Certain Financial Statement Captions

The following table summarizes inventories (in thousands):

	December 31, 2005	June 30, 2005

Raw materials	$7,410	$8,550
Work in process	1,431	1,997
Finished goods	6,579	8,561
	$15,420	$19,108

Note 7 – (Loss) Income Per Share

Basic (loss) income per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) income per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive securities are comprised of options granted and restricted stock awards issued under the Company’s stock option plans and ESPP share purchase rights.

A reconciliation of the calculation of diluted (loss) income per share is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Diluted:
Weighted-average number of common shares outstanding	13,932	13,830	13,989	13,782
Common stock equivalents using the treasury stock method	—	688	—	593
Shares used in computing diluted net income per share	13,932	14,518	13,989	14,375
Diluted net (loss) income per share	$(0.19)	$0.18	$(0.40)	$0.31

Anti-dilutive common stock equivalents excluded from the computation of diluted (loss) income per share for the three and six months ended December 31, 2005, was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Options outstanding	2,980,144	506,152	3,041,163	718,124
Restricted stock awards outstanding	103,712	—	102,736	—

Note 8 – Comprehensive (Loss) Income

Comprehensive (loss) income for the Company includes net (loss) income, foreign currency translation adjustments and unrealized losses on available-for-sale securities, which are charged or credited to accumulated other comprehensive income within shareholders’ equity. For the three and six months ended December 31, 2005 and 2004, comprehensive (loss) income was as follow (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net (loss) income	$(2,713)	$2,603	$(5,613)	$4,503
Foreign currency translation	72	(68)	42	(45)
Unrealized loss on short-term investments	(25)	(41)	(39)	(61)
Total comprehensive (loss) income	$(2,666)	$2,494	$(5,610)	$4,397

Note 9 – Bank Borrowings and Debt Arrangements

At December 31, 2005, the Company had a credit facility consisting of a $10.0 million revolving line of credit for working capital purposes that expires on November 30, 2006. The line of credit is collateralized by the Company’s assets. Interest on the line of credit is set at the bank’s prime rate (7.25% at December 31, 2005) minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. As of December 31, 2005, the Company was in compliance with all covenants. At December 31, 2005, no amounts were outstanding under the line of credit.

Note 10 – Accrued Restructuring Charges

In September 2004, in order to enhance its strategic competitiveness and increase its flexibility, the Company announced a plan to outsource all of its manufacturing, to a U.S. third party manufacturer. In November 2004, the contract with the outsource manufacturer was finalized and all manufacturing employees were notified of termination dates and benefits. Under the restructuring plan, the Company terminated 82 employees.

The Company completed the transfer all of its manufacturing operations in August 2005. In fiscal 2005, the Company recorded $2.1 million to cost of revenue in pretax charges for severance costs related to the outsourcing and other obligations. In the first quarter of 2006, the Company recorded $66,000 in pretax charges to cost of revenue for other obligations related to the outsourcing. In the second quarter of fiscal 2006, the Company recorded a charge of $617,000, to cost of revenue, for the estimated fair value of the liability associated with leased warehouse space that the Company ceased using in December 2005. The estimated gross liability before discounting to present value is approximately $740,000, with the difference of $123,000 to be recorded to cost of revenue through the remaining lease term (approximately eight years), using the effective interest method. Should the sublease on the property not commence as anticipated or if it is subleased for an amount other than used in our estimate, additional chargers or a gain could be recorded in future periods.

The following table summarizes the activity and balances of the accrued restructuring charges through the second quarter of fiscal 2006 (in thousands):

	Employee Related	Facilities	Other	Total

Balance at June 30, 2005	$523	$—	$—	$523
Accrued restructuring charges	—	617	66	683
Adjustment	(37)	—	—	(37)
Cash payments	(404)	(28)	(66)	(498)
Balance at December 31, 2005	$82	$589	$—	$671

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

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects its best estimate of probable liability under its product warranties. The Company estimates the warranty based on expected product failure rates, historical experience, average repair costs and other currently available information.

The Company also sells extended on-site warranties for certain products for which revenue is deferred and recognized over the warranty period.

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Product Warranty	Deferred Revenue

Liability at June 30, 2005	3,182	5,462
Settlements made during the period	(264)	(3,106)
Change in liability for warranties issued during the period	519	4,823
Change in liability for preexisting warranties	228	(34)
Liability at December 31, 2005	$3,665	$7,145

Litigation

The Company is from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these ordinary course actions will not materially affect the Company’s consolidated financial statements or results of operations.

Note 12 – Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2005	June 30, 2005

Acquired technology	$21,077	$8,720
Accumulated amortization	(5,680)	(3,527)
	$15,397	$5,193

For the three and six months ended December 31, 2005, amortization expense of intangible assets was approximately $1.2 million and $2.2 million, respectively. For the three and six months ended December 31, 2004 amortization expense of intangible assets was approximately $433,000 and $866,000, respectively. The technology acquired from Okapi Software, Inc. and Zetta is being amortized over five years and four years, respectively. Estimated amortization expense for intangible assets will be approximately $2.4 million during the remainder of the Company’s fiscal 2006 and $4.8 million, $4.8 million, $3.1 million and $257,000 in fiscal 2007, 2008, 2009 and 2010, respectively.

Note 13 – Common Stock

On October 16, 2005, the Company’s Board of Directors expanded the Company’s share repurchase program to allow for the purchase of up to 2.5 million shares of its common stock with no fixed dollar amount. This repurchase authority allows the Company to repurchase its common stock selectively from time to time in the open market, through block trades or otherwise, or in privately negotiated transactions. Depending on market conditions and other factors, at any time or from time to time, without prior notice, the Company’s Board of Directors may modify the program or commence or suspend purchases. There is no fixed termination date for the repurchase program. During fiscal 2006 and 2005, an aggregate of approximately 576,000 and 32,500 shares, respectively, were repurchased at a cost of approximately $4.7 million and $309,000, respectively, pursuant to the repurchase program.

Note 14 – Equity Based Compensation

Stock Option Plans

The Company has eight active stock option plans, administered by a Committee of the Board of Directors, which provide for the issuance of options to employees, officers, directors and consultants. As of December 31, 2005, the Company had reserved an aggregate of 7.2 million shares of common stock for issuance under the 1991 Non-Qualified Stock Option Plan (1991 Plan), 1993 Stock Option Plan, 1993-A Stock Option Plan, 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Stock Option Plan, 2001 Supplemental Stock Option Plan (2001 Plan) and the 2003 Equity Incentive Plan (2003 Plan) (collectively, the Option Plans). The Option Plans provide for the granting of stock options; in addition, the 2003 Plan provides for the granting of restricted stock and stock appreciation rights (collectively, stock awards). The Option Plans have been approved by shareholders with the exception of the 1991 Plan and the 2001 Plan. Currently, the Company may grant new awards only from the 2003 Plan. Certain options issued under selected plans allow for 100% vesting of outstanding options upon a change of control (if replacement options are not issued) of the Company or upon death or disability of the optionee. Options granted generally vest over a three year period. Options generally expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2003 Plan and within 30 days under the other Option Plans, or upon death or disability, where an extended six- or twelve-month exercise period is specified. As of December 31, 2005, approximately 2.9 million shares were reserved for issuance upon exercise of outstanding options and approximately 370,000 shares were available for grant under the Option Plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model which uses the weighted-average assumptions noted in the following table. Beginning in the fourth quarter of fiscal 2005, separate groups of employees that have similar historical exercise behavior are being considered separately in determining certain valuation assumptions. Expected volatilities are based on the historical volatility (using daily pricing) of the Company’s stock. Upon adoption of SFAS No. 123(R), the Company now applies a forfeiture rate, based upon historical pre-vesting option cancellations. The expected term of options granted is estimated based on a number of factors, including but not limited to the vesting term of the award, historical employee exercise behavior (for both options that have run their course and outstanding options), the expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate is determined based upon a U.S. constant rate Treasury Security with a contractual life which approximates the expected term of the option award. Weighted-average ranges below result from certain groups of employees exhibiting different behavior:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Expected volatility	72.2–73.5%	61.7–77.9%	73.7–74.4%	66.2–74.8%
Risk-free interest rate	4.3–4.5%	2.8–3.5%	4.2–4.4%	3.0–3.3%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	5.6–5.8	4.0–5.0	5.6–5.9	4.2–4.8

The stock option activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding at June 30, 2005	3,113	$11.54
Granted	206	8.22
Exercised	(163)	5.98
Canceled/forfeited	(250)	15.84
Options outstanding at December 31, 2005	2,906	11.25	6.67	$701
Exercisable outstanding at December 31, 2005	2,607	11.49	6.33	$680

During the second quarter of fiscal 2006 and the second quarter of fiscal 2005, the Company recorded share-based compensation associated with outstanding stock option grants of approximately $377,000 and $711,000, respectively. As of December 31, 2005, there was $1.2 million of total unrecognized compensation expense related to non-vested stock options granted under the Option Plans. This expense is expected to be recognized over a weighted-average period of 1.25 years. The following table summarizes information about stock options for the three and six months ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Weighted-averaged grant date fair value per share of options granted with exercises prices :
Less than fair value	$—	$—	$—	$—
Equal to fair value	5.56	9.20	5.55	9.05
Greater than fair value	—	—	—	—
Intrinsic value of options exercised	269	1,232	348	1,440
Cash received upon exercise of stock options	294	1,177	974	1,504
Actual tax benefit realized for the tax deductions from option exercise	107	495	154	561
Total income tax benefit recognized in the income statement	189	—	350	—

In November 2005, the Company’s Board of Directors extended the term of 97,000 fully vested options held by a former director. As a result of that modification the Company recognized additional compensation expense of approximately $47,000 during the second quarter of fiscal 2006.

Restricted Stock Awards

In April 2005, the Company issued two restricted stock awards for 50,000 shares each to its CEO. At December 31, 2005, 16,667 shares were vested and 83,333 shares were subject to repurchase. The awards are described separately below.

The first award (the Service Award) vests as follows: 16,667 shares, 16,667 shares and 16,666 shares on January 1, 2006, 2007 and 2008, respectively. In accordance with APB No. 25, the Service Award is a fixed award and, as such, compensation expense was recorded for the fair value of the Company’s common stock less any amounts paid by the employee. The fair value of the Service Award is $10.86 per share (the market value of the stock on the date of issuance) or $543,000, which was recorded as deferred compensation associated with this issuance, under APB No. 25. Compensation expense recorded during the three and six months ended December 31, 2005 (under SFAS No. 123(R)) and fiscal 2005 (under APB No. 25) totaled approximately $111,000, $216,000 and $80,000, respectively. See Note 3, Change in Accounting Principle and Accounting for Stock-Based Compensation, above, and Effect of SFAS No. 123(R) Adoption, below, for further discussion.

The second award (the Market Award) vests as follows: 12,500 shares, 12,500 shares and 25,000 shares, if the volume weighted daily average stock price of the Company for ten consecutive trading days reaches $20.00, $25.00 and $30.00 (collectively the target stock price), respectively, on or before January 1, 2008. Based upon the market values of the Company’s common stock, through June 30, 2005, satisfaction of the vesting conditions were not deemed probable by management; therefore no compensation expense was recorded, under APB No. 25. Upon adoption of SFAS No. 123(R), the Company began recognizing compensation expense associated with this award. The compensation expense will be recognized through the remaining service period. The weighted-average grant date fair value of this restricted stock award was estimated at $5.73, using a trinomial option pricing model based on the following assumptions: expected volatility of 54.2%, risk-free interest rate of 3.8%, dividend yield of 0% and an expected term of 978 days. Commencing with the adoption of FAS No. 123(R), this is being recognized in the Statement of Operations with offsetting credits to common stock. Compensation expense recorded during the three and six months ended December 31, 2005 totaled approximately $19,000 and $39,000, respectively.

On August 8, 2005, the Company issued an aggregate of 64,625 restricted shares of common stock to new hires, 15,000 shares of which vest annually over a period of three years in equal increments and 49,625 shares of which vest annually over a period of five years in equal increments, in each case subject to continuing service by the recipient of the restricted stock. The fair value of the restricted stock is $7.84 per share (the market value of the stock on the date of issuance) or $506,660 and will be recorded to compensation expense over the requisite service periods of the awards. Compensation expense recorded during the three and six months ended December 31, 2005, totaled approximately $55,000 and $87,000, respectively. At December 31, 2005, no shares were vested and 62,750 shares were subject to repurchase.

The following table summarizes information about non-vested restricted stock awards as of December 31, 2005 and changes during the six months then ended (shares and aggregate unrecognized compensation cost in thousands):

	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Service Period	Aggregate Unrecognized Compensation Expense

Non-vested at June 30, 2005	100	$8.29
Granted	65	7.84
Vested	(17)	10.86
Canceled	(2)	7.84
Non-vested at December 31, 2005	146	7.81	2.91	$716

The following table summarizes information about restricted stock awards vested during the three and six months ended December 31, 2005 and 2004 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Fair value of vested restricted stock awards	$134	$—	$134	$—

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

In August 2005, the Board of Directors amended the ESPP so that, effective with the offering period beginning in August 2005, the purchase price of common stock under the ESPP shall be determined as either (i) a percentage not less than 85% (the Designated Percentage), subject to the Compensation Committee’s discretion of the fair market value of the common stock on the last day of the offering period or (ii) the lower of (a) the Designated Percentage of the fair market value of the common stock on the first day of the offering period or (b) the Designated Percentage of the fair market value of the common stock on the last day of the offering period. On August 10, 2005, the Compensation Committee of the Board of Director’s determined the purchase price to be 95% of the fair market value of the common stock on the last day of each offering period, beginning with the August 2005 offering. As a result, commencing with the August 2005 offering period, the ESPP will no longer be compensatory under SFAS 123(R).

The fair value of each compensatory share purchase right is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The following assumptions were used in estimating the fair value of the purchase rights during the first half of fiscal 2005: expected volatility of 37.4%, risk-free interest rate of 1.8%, dividend yield of 0.0% and an expected term of 0.5 years.

The weighted-average estimated fair value of each compensatory share purchase right issued during the three and six months ended December 31, 2005 was $0 per share and during the three and six months ended December 31, 2004 was $0 and approximately $2.83 per share, respectively.

During the second quarter of fiscal 2006 and second quarter of fiscal 2005, no shares were issued under the ESPP. During the six months ended December 31, 2005 and 2004 a total of approximately 43,000 and 32,000 shares, respectively, were issued under the ESPP for combined proceeds of approximately $245,000 and $287,000, respectively. As of December 31, 2005, approximately 39,000 shares were available under the ESPP.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which replaces Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncement. SFAS No. 154 is effective for the Company for all accounting changes and corrections of errors made beginning with the first quarter of the Company’s fiscal 2007. Management believes the adoption of SFAS No. 154 will not have a material impact on the Company’s consolidated financial position or results of operations or cash flows.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion in this section contains certain statements of a forward-looking nature relating to future events or our future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this report, including the matters set forth under the caption Part II, Item 1A (Risk Factors) of this report and under the caption, “Risk Factors” in our Annual Report on Form 10-K which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

Our strategy is to become a market leader and innovative supplier of a complete portfolio of tiered data storage solutions by providing intelligent appliances and software modules designed to work together to ensure that information is “automatically safe, readily available and always there.”  We intend to deliver products to address all three tiers of data storage:  primary “protected” disk, secondary disk-based backup and tertiary automated tape libraries for archival. Our focus will continue to be on mid-range solutions that can be easily sold worldwide through our indirect network of resellers, distributors and OEMs. We intend to leverage our leadership position in mid-range tape automation to achieve a similar position in primary and secondary intelligent disk-based appliances.

In the first half of fiscal 2006, we achieved a number of milestones that are key to our strategic plan. The acquisition of Zetta Systems in August 2005 enabled our entry into the protected primary storage market. After the acquisition, the combined Overland and Zetta development teams incorporated the Zetta technology into a new intelligent appliance, called UltamusTM, which we announced on October 24, 2005. The first customer shipment of an Ultamus unit took place in December 2005.

On October 3, 2005, we introduced the REO 9000 Expansion Array. This array, developed in response to customer demand, enables our REO product line to scale from 1 terabyte up to 38 terabytes. Following on the heals of that announcement was the news on October 11, 2005 that we had signed a license agreement with a major tier one OEM customer who had chosen our REO Protection OSTM software as the basis for a disk-based virtual tape solution which the customer now intends to launch in our fourth fiscal quarter of 2006. We anticipate that this license agreement could result in annual royalties and incremental gross profit contribution to Overland in the range of $2 million to $4 million once the product has been fully ramped. On November 16, 2005, we announced that we had been selected by a new tier one OEM customer to supply it with our next generation tape library. We began development of this new tape library platform in April 2005 and expect to deliver the first product to market via our branded channel by March 2006.

In September 2004, in order to enhance our strategic competitiveness and increase our flexibility, we announced a plan to outsource all of our manufacturing to a U.S. third party manufacturer. In November 2004, the contract with the outsource manufacturer was finalized and all manufacturing employees were notified of termination dates and benefits. We completed the transfer of all of our manufacturing operations in August 2005. We incurred a total of $2.5 million of net charges for severance costs related to the outsourcing and other obligations. We recorded $2.1 million in fiscal 2005 as a cost of revenue. In fiscal 2006, we recorded $683,000 in charges to cost of revenue, offset by a gain on the sale of capital assets.

In August 2005, Hewlett-Packard Company (HP) informed us of its decision not to purchase from Overland its next-generation, mid-range tape automation production line. HP will continue to purchase the tape automation products currently supplied by us for some time; however, the new product from an alternate supplier is expected to eventually replace the majority of those purchases. We cannot predict how quickly this transition will occur, but we believe the impact to our revenue during fiscal 2006 will be small. We expect HP to account for approximately $39.0 million of our net revenue in fiscal 2007. In light of this anticipated loss in future revenue, we are focused on new OEM opportunities and the delivery of new products to our branded channel. Our current three-year contract with HP expires in July 2006; however, we expect HP to continue purchasing product beyond the contract expiration. The contract does not commit HP to buy specific quantities of product at any time.

The following is a summary of certain results for the three and six months ended December 31, 2005 and 2004 (in thousands, except percentages):

	Three Months Ended December 31,			Six Months Ended December 31,
	2005	2004	Change	2005	2004	Change

Net revenue	$60,638	$62,525	-3.0%	$119,140	$122,051	-2.4%
Gross profit	13,387	17,818	-24.9%	26,806	33,835	-20.8%
Operating expenses	17,941	14,274	25.7%	36,858	27,627	33.4%
Net (loss) income	(2,713)	2,603	-204.2%	(5,613)	4,503	-224.7%
Diluted (loss) income per share	(0.19)	0.18	-208.6%	(0.40)	0.31	-228.1%

Gross profit margin	22.1%	28.5%	-22.5%	22.5%	27.7%	-18.8%
Percentage of net revenue from all OEM customers	55.7%	57.6%	-6.2%	54.5%	59.3%	-10.2%
Percentage of net revenue from branded channel	43.2%	40.9%	2.5%	44.1%	39.6%	8.6%
Percent of net revenue from our largest customer	52.4%	50.8%	0.1%	51.0%	52.5%	-5.2%

Our performance reflects higher than expected revenue from our largest OEM customer, which comprised 52.4% and 51.0% of net revenue, for the three and six months ended December 31, 2005, respectively. Decreases in our gross profit margin are primarily the result of transition costs associated with the outsourcing of manufacturing and amortization costs associated with the Zetta acquisition. The increased costs were partially offset by a more favorable product mix within our branded channel and a larger concentration of higher margin sales of branded products versus lower margin OEM products. Increases in operating expense are primarily attributable to (i) sales and marketing expenses, reflecting an increase in headcount primarily to support the growth in our branded channel, (ii) research and the development of our new library platform and the addition of the Zetta development team, (iii) general and administrative expenses as a result of increased costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and legal fees associated with the accumulation of our shares by Advanced Digital Information Corporation (ADIC), a competitor, and related issues, (iv) the write-off of acquired in-process research and development costs associated with the Zetta acquisition and (v) combined share-based compensation costs due to the adoption of SFAS No. 123(R).

The following table summarizes certain components of our liquidity and capital resources for the six month periods ended December 31, 2005 and 2004 (in thousands):

	2005	2004

Cash, cash equivalents and short-term investments	$70,206	$76,103
Outstanding debt on our credit facility	—	—
Cash generated from operating activities	7,203	5,575
Primary sources of cash:
Proceeds from the exercise of stock options and purchase of common stock under our ESPP	1,221	1,791
Change in inventories	3,688	(3,655)
Increase in accounts payable and accrued liabilities	6,303	6,874
Primary uses of cash:
Increase in accounts receivable	4,055	5,591
Net cash payments to acquire Zetta	8,857	—
Repurchase of common stock	4,652	—

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated condensed financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated condensed financial statements.

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

Share-Based Compensation

Share-based compensation expense can be significant to our financial position and results of operations, even though no cash is used for such expense. In determining period expense associated with unvested options, we estimate the fair value of each option at the date of grant. We use the Black-Scholes-Merton option pricing model to determine the fair value of the award. This model requires the input of highly subjective assumptions, including the expected volatility of our stock and the expected term the average employee will hold the option prior to the date of exercise. In addition, we estimate pre-vesting forfeitures for share-based awards that are not expected to vest. We primarily use historical data to determine the inputs and assumptions to be used in the Black-Scholes-Merton pricing model. Changes in these inputs and assumptions could occur and could materially affect the measure of estimated fair value and make it difficult to compare the results in future periods to our current results.

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

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Results of Operations

The following table sets forth certain line items in our statement of operations as a percentage of net revenue for the periods presented. The data has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	77.9	71.5	77.5	72.3
Gross profit	22.1	28.5	22.5	27.7
Operating expenses:
Sales and marketing	16.6	14.2	16.3	13.7
Research and development	6.9	3.9	7.2	4.4
General and administrative	6.1	4.7	6.5	4.5
Acquired in-process research and development	—	—	0.9	—
	29.6	22.8	30.9	22.6
(Loss) income from operations	(7.5)	5.7	(8.4)	5.1
Other, net	1.2	0.6	1.1	0.6
(Loss) income before income taxes	(6.3)	6.3	(7.3)	5.7
(Benefit from) provision for income taxes	(1.8)	2.1	(2.6)	2.0
Net (loss) income	(4.5)	4.2	(4.7)	3.7

For the Three Months Ended December 31, 2005 and 2004

Net Revenue. Net revenue decreased from $62.5 million during the second quarter of fiscal 2005 to $60.6 million during the second quarter of fiscal 2006. The decrease of approximately $1.9 million or 3.0% is primarily due to a 6.2% decrease in revenue from OEM customers partially offset by improvements in sales of branded products. The decrease in OEM revenue is primarily associated with declining shipments to IBM, as well as decreased volumes and lower pricing to HP. Net revenue from HP represented approximately 52.4% of net revenue in the second quarter of fiscal 2006 compared to 50.8% of net revenue for the second quarter of fiscal 2005.

Net revenue from Overland branded products increased from $25.6 million during the second quarter of fiscal 2005 to $26.2 million during the second quarter of fiscal 2006. The increase of approximately $631,000 or 2.5% was primarily the result of an increase in sales of disk-based and NEO SERIES products of approximately 53.2% and 2.4%, respectively, offset by a 36.8% decrease in revenue from of our PowerLoader product due to decreased volumes and lower pricing.

VR2 revenues during the second quarter of fiscal 2006 of $624,000 million were comprised of royalties. VR2 revenues during the second quarter of fiscal 2005 of $897,000 were comprised of royalties of $672,000 and chip sales of $225,000.

We expect our net revenue for the full year of fiscal 2006 to be equivalent to or slightly below our fiscal 2005 net revenue.  This projection assumes growth in our branded business, driven by rising sales of our REO products, sales of our new tape automation products to be introduced in the third quarter of fiscal 2006 and, to a lesser extent, sales of our recently introduced Ultamus protected primary storage offering.  We expect this growth in branded revenue to be offset by declines in sales to OEM customers, primarily HP.

A summary of the sales mix by product for the periods presented in the Condensed Consolidated Statement of Operations follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
LibraryXpress® products:
NEO Series	63.2%	67.9%	65.0%	70.2%
Loaders	6.2	9.2	7.3	9.4
	69.4	77.1	72.3	79.6
Spare parts, drives, other	22.4	16.9	19.7	15.7
Disk based	7.2	4.6	6.6	3.5
VR2	1.0	1.4	1.4	1.2
	100.0%	100.0%	100.0%	100.0%

Gross Profit. Gross profit decreased from $17.8 million during the second quarter of fiscal 2005 to $13.4 million during the second quarter of fiscal 2006. The decrease of approximately $4.4 million or 24.9% is associated with lower pricing to HP, an overall decrease in our net revenue of $1.9 million and warranty costs increased by $532,000 as a result of the increase in sales of our NEO Series branded products and an increase in sales of extended warranties compared to the prior year. In addition, amortization costs increased $772,000 as a result of the purchase of Zetta. The outsourcing of manufacturing has also taken longer than expected and resulted in duplicative materials and labor costs. These cost increases were partially offset by favorable product mix within our branded channel and a larger concentration of higher margin sales of branded products versus lower margin OEM products.

Our gross margin percentage in the first half of fiscal 2006 has been depressed compared to fiscal 2005, in part because the outsourcing transition took longer than we expected and the resulting delay pushed out the realization of expected material cost savings.  As of December 31, 2005, however, a number of material cost reductions have been identified and we believe that most of the expensive inventory has been sold through the system.  We anticipate that we will be able to realize approximately $1.5 million in material cost savings in the second half of fiscal 2006 which will improve our gross margin percentage.

Stock-Based Compensation. During the first half of fiscal 2006, we recorded $610,000 of share-based compensation charges associated with the adoption of SFAS No. 123(R), of which $245,000 were allocated to sales and marketing, $59,000 to research and development and $305,000 to general and administrative.

Sales and Marketing Expense. Sales and marketing expenses increased to $10.1 million during the second quarter of fiscal 2006 from $8.9 million during the second quarter of fiscal 2005. The increase of approximately $1.2 million or 13.1% is primarily associated with spending and increased travel costs related to the launch of our Ultamus product, as well as approximately $245,000 of share-based compensation expense not included in the prior year period. We expect that sales and marketing expenses will decline to approximately $9.5 million in the third quarter of fiscal 2006 and to approximately $9.3 million in the fourth quarter of fiscal 2006.

Research and Development Expense. Research and development expenses increased to $4.2 million during the second quarter of fiscal 2006 from $2.5 million during the second quarter of fiscal 2005. The increase of approximately $1.7 million or 69.3% is due to an increase in headcount resulting from the acquisition of the Zetta development team and costs related to development of our new tape library platform. We anticipate research and development spending to increase in the third quarter of fiscal 2006 to approximately $5.5 million, as we invest to support the requirements of our tier one OEM customer for tape automation and then decline to approximately $4.5 million in the fourth quarter of fiscal 2006.

General and Administrative Expense. General and administrative expenses increased to $3.7 million during the second quarter of fiscal 2006 from $2.9 million during the second quarter of fiscal 2005. The increase of approximately $794,000 or 27.3% is primarily due to an increase of $339,000 in legal fees associated with the accumulation of our shares by a competitor, ADIC, and related issues, and $305,000 of share-based compensation costs not included in the prior year period. These increases were offset by a decrease in general operating expenses in fiscal 2006. In light of the fact that ADIC sold their entire position in our stock during the second quarter of fiscal 2006, we anticipate that general and administrative expenses will decline to approximately $3.2 million per quarter in the second half of fiscal 2006 as a result of reduced legal fees.

Interest Income, net. Interest income increased to $717,000 during the second quarter of fiscal 2006 from $359,000 during the second quarter of fiscal 2005. The increase of approximately $358,000 or 99.7% is due to higher average yields when compared to the second quarter of fiscal 2005.

Benefit from (provision for) Income Taxes. We recorded an income tax benefit of $1.1 million for the second quarter of fiscal 2006 compared to income tax expense of $1.3 million for the second quarter of fiscal 2005. The change of approximately $2.4 million is primarily due to a pre-tax loss in the second quarter of fiscal 2006 as compared to pre-tax income for the same period in 2005.

For the Six Months Ended December 31, 2005 and 2004

Net Revenue. Net revenue of $119.1 million during the first half of fiscal 2006 was $2.9 million or 2.4% below net revenue of $122.0 million during the first half of fiscal 2005. Revenue from our OEM customers, as a group, during the first half of fiscal 2006 fell $7.4 million or 10.2% compared to the first half of fiscal 2005. The decrease in OEM revenue is primarily associated with declining shipments to IBM as well as decreased volumes and lower pricing to HP. Net revenue from HP represented approximately 51.0% of net revenue in the first half of fiscal 2006 compared to 52.5% of net revenue for the first half of fiscal 2005.

Net revenue from Overland branded products during the first half of fiscal 2006 grew 8.6% over the first half of fiscal 2005 from $48.3 million to $52.5 million. The increase was primarily the result of an increase in sales of disk-based and NEO SERIES products of approximately 84.5% and 11.1%, respectively, offset by a 30.4% decrease in revenue of our PowerLoader product due to decreased volumes and lower pricing.

VR2 revenues during the first half of fiscal 2006 of $1.7 million were comprised of royalties of $1.3 million and chip sales of $438,000. VR2 revenues during the first half of fiscal 2005 of $1.4 million were comprised of royalties of $1.1 million, chip sales of $225,000 and services of $75,000.

Gross Profit. Gross profit was $26.8 million during the first half of fiscal 2006, a decrease of $7.0 million or 20.8% from $33.8 million during the first half of fiscal 2005. The gross margin percentage decreased from 27.7% for the first half of fiscal 2005 to 22.5% for the first half of fiscal 2006. The overall decrease is a result of lower pricing to HP, a decrease in our net revenue of $2.9 million and increased warranty costs of $1.6 million as a result of the increase in sales of our NEO Series branded products and an increase in sales of extended warranties compared to the prior year. In addition, amortization costs associated with the purchase of Zetta were approximately $1.2 million. These increased costs were partially offset by favorable product mix within our branded channel and a larger concentration of higher margin sales of branded products versus lower margin OEM products.

Stock-Based Compensation. During the first half of fiscal 2006, we recorded $1.1 million of share-based compensation charges associated with the adoption of SFAS No. 123(R), of which $13,000 were allocated to cost of revenue, $334,000 to sales and marketing, $110,000 to research and development and $675,000 to general and administrative.

Sales and Marketing Expense. Sales and marketing expense were $19.4 million, representing 16.3% of net revenue during the first half of fiscal 2006, compared to $16.7 million or 13.7% of net revenue during the first half of fiscal 2005. The increase of approximately $2.7 million or 16.3% is primarily associated with an expansion of our branded sales force and approximately $334,000 of share-based compensation expense not included in the prior year period.

Research and Development Expense. Research and development expense was $8.6 million, representing 7.2% of net revenue during the first half of fiscal 2006, compared to $5.4 million or 4.4% of net revenue during the first half of fiscal 2005. The increase of approximately $3.2 million or 59.4% is primarily due to $2.8 million of expenses associated with an increase in headcount resulting from the acquisition of the Zetta development team, general expansion related to development of our new tape library and the technology acquired from Zetta, and share-based compensation expense not included in the prior year period.

General and Administrative Expense. General and administrative expense of $7.7 million, representing 6.5% of net revenue during the first half of fiscal 2006, increased from $5.5 million or 4.5% of net revenue during the first half of fiscal 2005. The increase of approximately $2.2 million or 39.7% is primarily due to an increase of $882,000 in legal fees associated with the accumulation of our shares by a competitor, ADIC, and related issues, $675,000 of share-based compensation costs not included in the prior year period and a $546,000 increase in consulting and auditing fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. These increases were offset by a slight decrease in general operating expenses during fiscal 2006.

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

The amount of the purchase price allocated to in-process research and development was based on established valuation techniques used in the technology industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts projected future cash flows to present value. The key assumptions used in the valuation included, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product has entered the market, and discount rate based on the risks associated with the development life cycle of the in-process technology acquired.

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

Interest Income, net. During the first half of fiscal 2006, we generated net interest income of $1.3 million compared to $633,000 during the same period of the prior fiscal. The increase of approximately $642,000 or 101.4% is due to higher average yields when compared to the same period in fiscal 2005.

Benefit from (provision for) Income Taxes. We recorded an income tax benefit of $3.2 million for the first half of fiscal 2006 compared to income tax expense of $2.4 million for the first half of fiscal 2005. The change of approximately $5.6 million is primarily due to a pre-tax loss in the first half of fiscal 2006 as compared to pre-tax income for the same period in 2005.

Liquidity and Capital Resources. At December 31, 2005, our sources of liquidity were $70.2 million of cash, cash equivalents and short-term investments and our unused credit facility of $10.0 million. We believe that these resources will be sufficient to fund our operations and to provide for our growth for the next twelve months and into the foreseeable future. We have no other unused sources of liquidity at this time.

Our primary source of liquidity has historically been cash generated from operations. During the first half of fiscal 2006 and 2005, we generated $7.2 million and $5.6 million, respectively from operations. The increase of approximately $1.6 million provided by operating activities compared to fiscal 2005 was primarily the result of an overall decrease in operating assets and an overall increase in operating liabilities. In the first half of fiscal 2006, operating cash flows were primarily provided by a $6.3 million increase in accounts payable and accrued liabilities as a result of an increased level of business and a $3.7 million decrease in inventory primarily due to the outsourcing of manufacturing operations. These cash inflows were offset by the Company’s net loss of $5.6 million and a $4.1 million increase in accounts receivable. In the first half of fiscal 2005, operating cash flows were provided by an increase in accounts payable, both as a result of an increased level of business and inventory, net income for the period and a decrease in income taxes receivable. These cash inflows were partially offset by an increase in accounts receivable.

Cash used in investing activities was $4.9 million for the first half of fiscal 2006 compared to $10.5 million for the first half of fiscal 2005. During the first half of fiscal 2006 we used cash of approximately $52.8 million for the purchase of short-term investments and approximately $8.9 million, net of cash acquired, for the purchase of Zetta. These uses of cash were offset by maturities/sales of short-term investments of approximately $58.3 million. Capital expenditures during the first half of fiscal 2006 and first half of fiscal 2005 of $1.6 million and $1.3 million, respectively, were comprised primarily of purchases of computer and related equipment.

Cash used in financing activities was $3.3 million for the first half of fiscal 2006 compared to cash provided by financing activities of $2.4 million for the first half of fiscal 2005. Cash used in financing activities during the first half of fiscal 2006 included $4.7 million used to repurchase shares of our common stock under our share repurchase authorization plan, offset by $1.2 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP) and upon exercise of stock options. Proceeds from the issuance of common stock under our ESPP and the exercise of stock options were $1.8 million during the first half of fiscal 2005.

At December 31, 2005, we had a credit facility consisting of a $10.0 million revolving line of credit for working capital purposes that expires on November 30, 2006. The line of credit is collateralized by certain assets. Interest on the line of credit is set at the bank’s prime rate (7.25% at December 31, 2005) in effect from time to time minus 0.25% or, at the our option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. As of December 31, 2005, we were in compliance with all covenants. At December 31, 2005, no amounts were outstanding under the line of credit.

On October 16, 2005, our board of directors expanded our share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock on the open market or through negotiated transactions. This repurchase authority allows us to repurchase our common stock selectively from time to time in the open market, through block trades or otherwise, or in privately negotiated transactions. Depending on market conditions and other factors, at any time or from time to time without prior notice the board may modify the program or commence or suspend purchases. There is no fixed termination date for the repurchase program. During fiscal 2006 and 2005, an aggregate of approximately 576,000 shares and 32,500 shares, respectively, were repurchased at a cost of approximately $4.7 million and $309,000, respectively, pursuant to the repurchase program.

Inflation

Inflation has not had a significant impact on our operations during the periods presented. Historically we have been able to pass on to our customers’ increases in raw material prices caused by inflation. If at any time we cannot pass on such increases, our margins could suffer. Our exposure to the effects of inflation could be magnified by the concentration of OEM business.

Recent Accounting Pronouncements

See Note 15 to Consolidated Condensed Financial Statements.

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

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the first half of fiscal 2006, total interest income was $1.3 million with investments yielding an annual average of 3.6% on a worldwide basis. The interest rate level was up approximately 190 basis points from 1.7% in the first half of fiscal 2005. If a comparable change in overall interest rates (190 basis points) were to occur in the remainder of fiscal 2006, our interest income would increase approximately $665,000, assuming consistent investment levels.

The table below presents the cash, cash equivalents and short-term investment balances and related weighted-average interest rates at the end of the first half of fiscal 2006. The cash, cash equivalents and short-term investment balances approximate fair value (in thousands, except percentages):

	Approximate Market Value	Weighted- Average Interest Rate

Cash and cash equivalents	$4,529	3.4%
Short-term investments:
Less than 1 year	1,986	2.2
Due in 1 - 2 years	—	—
Due in 2 - 5 years	2,442	4.1
Due after 5 years	61,249	4.4
	$70,206

The table above includes the United States dollar equivalent of cash, cash equivalents and short-term investments, including $191,000, and $392,000 equivalents denominated in the British Pound Sterling and the Euro, respectively.

Foreign Currency Exchange Rate Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs and maintain inter-company balances which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during fiscal 2006 was not material.

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

During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

We are from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or results of operations. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. – Risk Factors

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

The WEEE and RoHS directives in Europe may impact the cost of our products and/or our ability to sell products in Europe.

The European Union (EU) has finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain

Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium and halogenated flame-retardants. Detailed regulations on practices and procedures related to WEEE and RoHS are evolving in member states and because we have yet to assess fully the ramifications to our products. In order to comply with the WEEE directive, we intend to join a consortium and contribute to the cost of collection, treatment, disposal and recycling of past and future covered products. We believe the costs to comply with WEEE will not be material, however if we are unable to join a consortium cost could be material. In order to comply with the RoHS directive, we may need to substantially alter product designs and/or find alternate suppliers for critical components used in those products. We are presently unable to reasonably estimate the amount of any costs that we may incur in order to comply with RoHS. Failure to achieve compliance with the RoHS directive prior to the required implementation date would adversely impact our ability to sell products in EU member states that have begun enforcement of the directive. We cannot provide any assurance that compliance with WEEE and RoHS will not have a material adverse effect on our financial condition or results of operations.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities by Overland

On October 16, 2005, our board of directors expanded our share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock on the open market or through negotiated transactions. This repurchase authority allows us to repurchase our common stock selectively from time to time in the open market, through block trades or otherwise, or in privately negotiated transactions. Depending on market conditions and other factors, at any time or from time to time without prior notice the board may modify the program or commence or suspend purchases. There is no fixed termination date for the repurchase program. During fiscal 2006 and 2005, an aggregate of approximately 576,000 shares and 32,500 shares, respectively, were repurchased at a cost of approximately $4.7 million and $309,000, respectively, pursuant to the repurchase program. Repurchases during our second quarter of fiscal 2006, by fiscal period, are summarized in the table below:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 3 through October 30, 2005	—	$—	—	2,407,974
October 31 through November 27, 2005	144,100	8.17	144,100	2,263,874
November 28, 2005 through January 1, 2006	372,100	8.02	372,100	1,891,774
Total	516,200	8.06	516,200	1,891,774

Item 4. Submission of Matters to a Vote of Security Holders

On November 15, 2005, we held our Annual Meeting of Shareholders in San Diego, California. At the meeting the shareholders elected management’s slate of directors and approved two additional proposals with the following vote distribution:

Item	Affirmative	Negative	Withheld	Broker Non-vote

Election of Board Members
Christopher Calisi	6,725,474	—	6,927,121	—
Robert A. Degan	7,327,056	—	6,325,539	—
Scott McClendon	6,551,044	—	7,101,551	—
Michael Norkus	7,318,116	—	6,334,479	—

Other Matters

Approve an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 25,000,000 to 45,000,000.	7,332,172	6,315,113	5,310	—

Reappoint PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for fiscal 2006	13,048,056	600,783	3,756	—

Item 6. – Exhibits

(a)   Exhibits

3.1	Certificate of Amendment of Articles of Incorporation.

10.1*	Summary Sheet of Director and Executive Officer Compensation.

10.2	Fourth Modification to Business Loan Agreement dated November 8, 2005 between Overland and Comerica Bank.

10.3	Amendment dated October 6, 2005 to Statement of Work #4902RL1340 to Base Agreement #4902RL1317 between Overland and International Business Machines Corporation.

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

OVERLAND STORAGE, INC.

Date: February 10, 2006	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Vice President, Chief Financial Officer and Secretary