Form 10-Q
period 2006-04-02
OVERLAND STORAGE INC
filed 2006-05-12
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

As of May 1, 2006, there were 13,582,379 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended April 2, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net revenue:
Product sales	$47,933	$57,817	$165,806	$178,678
Royalty fees	220	465	1,487	1,655
	48,153	58,282	167,293	180,333
Cost of revenue	37,817	43,396	130,151	131,612
Gross profit	10,336	14,886	37,142	48,721

Operating expenses:
Sales and marketing	9,033	8,548	28,463	25,261
Research and development	4,779	2,324	13,376	7,718
General and administrative	3,334	3,062	11,044	8,582
Acquired in-process research and development	—	—	1,121	—
	17,146	13,934	54,004	41,561
(Loss) income from operations	(6,810)	952	(16,862)	7,160

Other income (expense):
Interest income, net	724	417	1,999	1,050
Other income (expense), net	(64)	20	(78)	107
(Loss) income before income taxes	(6,150)	1,389	(14,941)	8,317
Provision for (benefit from) income taxes	888	32	(2,290)	2,457
Net (loss) income	$(7,038)	$1,357	$(12,651)	$5,860

Net (loss) income per share:
Basic	$(0.52)	$0.10	$(0.91)	$0.42
Diluted	$(0.52)	$0.09	$(0.91)	$0.41

Shares used in computing net (loss) income per share:
Basic	13,601	13,990	13,860	13,850
Diluted	13,601	14,609	13,860	14,444

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheet

(In thousands)

	March 31, 2006	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,096	$5,498
Short-term investments	60,635	71,389
Accounts receivable, less allowance for doubtful accounts of $442 and $298, respectively	33,633	37,703
Inventories	14,312	19,108
Deferred tax assets, net	—	3,741
Other current assets	8,848	11,456
Total current assets	123,524	148,895

Property and equipment, net	9,610	8,758
Intangible assets, net	14,192	5,193
Other assets	2,321	1,708
Total assets	$149,647	$164,554

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,211	$17,015
Accrued liabilities	14,328	13,436
Accrued payroll and employee compensation	3,458	3,973
Income taxes payable	627	926
Accrued warranty	3,879	3,182
Total current liabilities	40,503	38,532

Deferred tax liabilities	—	1,454
Other liabilities	4,290	3,074
Total liabilities	44,793	43,060

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, no par value, 45,000 shares authorized; 13,590 and 14,123 shares issued and outstanding, respectively	73,106	77,494
Accumulated other comprehensive loss	(374)	(312)
Deferred compensation	—	(463)
Retained earnings	32,122	44,775
Total shareholders’ equity	104,854	121,494
Total liabilities and shareholders’ equity	$149,647	$164,554

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2006	2005
	(Unaudited)
Operating activities:
Net (loss) income	$(12,651)	$5,860
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	5,185	3,244
Deferred income taxes	(1,988)	(434)
Acquired in-process research and development	1,121	—
Share-based compensation	1,617	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	4,070	(4,793)
Inventories	4,796	(8,357)
Accounts payable and accrued liabilities	2,315	12,459
Accrued payroll and employee compensation	(537)	175
Other assets and liabilities, net	3,216	(224)
Net cash provided by operating activities	7,144	7,930

Investing activities:
Purchases of short-term investments	(56,828)	(117,992)
Proceeds from maturities of short-term investments	64,500	103,512
Proceeds from sales of short-term investments	2,832	—
Capital expenditures	(2,716)	(2,703)
Net cash payments to acquire Zetta Systems, Inc.	(8,857)	—
Net cash used in investing activities	(1,069)	(17,183)

Financing activities:
Proceeds from the exercise of stock options and the purchase of common stock under the Company’s ESPP	2,011	2,920
Repurchase of common stock	(7,555)	—
Net cash (used in) provided by financing activities	(5,544)	2,920
Effect of exchange rate changes on cash	67	(32)
Net increase (decrease) in cash and cash equivalents	598	(6,365)
Cash and cash equivalents, beginning of period	5,498	12,397
Cash and cash equivalents, end of period	$6,096	$6,032

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (Overland Storage or the Company) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. The Company operates its business in one operating segment. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. For ease of presentation, the Company’s last fiscal year is considered to end June 30, 2005 and the Company’s third quarter of fiscal 2006 is considered to end March 31, 2006. For example, references to the third quarter of fiscal 2006 refer to the fiscal quarter ended April 2, 2006. The third quarter of fiscal 2006 and the third quarter of fiscal 2005 each contained 13 weeks.

In the opinion of management, these statements include all the normal recurring adjustments necessary to fairly state the Company’s consolidated condensed results of operations, financial position and cash flows as of March 31, 2006 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2005. The Consolidated Condensed Statement of Operations for the three and nine months ended and the Consolidated Condensed Statement of Cash Flows for the nine months ended March 31, 2006 are not necessarily indicative of the results or cash flows expected for the full year.

Note 2 – Change in Accounting Principle and Accounting for Share-Based Compensation

The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (123(R)), Share-Based Payment, on July 4, 2005. Upon adoption of SFAS No. 123(R), deferred compensation previously recognized in the balance sheet for fiscal 2005 was reversed with the offsetting decrease in common stock. Compensation costs associated with the deferred compensation will be recorded to expense over the requisite service period associated with the restricted stock.

The Company’s share-based compensation plans are described in Note 14. Prior to the adoption of SFAS No. 123(R) on July 4, 2005, the Company accounted for share-based awards issued to employees, directors and officers under those plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, no share-based employee compensation expense was recognized for stock option grants, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Similarly, no compensation expense had been recognized for purchase rights under the Company’s Employee Stock Purchase Plan (ESPP). The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and SFAS No. 123(R).

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

In accordance with APB No. 25, the Company previously measured compensation expense for its share-based employee compensation plans using the intrinsic value method and provided pro forma disclosures of net income and income per share as if the fair value-based method had been applied in measuring compensation expense. As a result of the adoption of SFAS No. 123(R), for the three and nine months ended March 31, 2006, the Company recorded share-based compensation expense of approximately $485,000 and $1.6 million, respectively, in the accompanying Consolidated Condensed Statement of Operations. During fiscal 2005, had compensation expense for the Company’s employee share-based compensation awards, including the Company’s ESPP, been determined based on the fair value at the grant date, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005

Net income	$1,357	$5,860
Deduct: Share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(938)	(2,907)
Pro forma net income	$419	$2,953
Income per share:
Basic (as reported)	$0.10	$0.42
Basic (pro forma)	$0.03	$0.21

Diluted (as reported)	$0.09	$0.41
Diluted (pro forma)	$0.03	$0.20

Note 3 – Acquisition

On August 8, 2005, the Company acquired all of the outstanding stock of Zetta Systems, Inc. (Zetta), a Washington corporation, for total consideration of approximately $9.2 million in cash, including $154,000 in direct acquisition costs. Zetta developed data protection software that was incorporated into the Company’s UltamusTM product and is expected, by management, to contribute to product sales in fiscal 2007. The acquisition was made principally to enable the Company’s entry into the primary data storage market.

The Company evaluated the business combination criteria within SFAS No. 141, Business Combinations, and after consideration of these criteria and the criteria included with EITF No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, determined that the purchase of Zetta represented a purchase of assets rather than a business combination. Accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition and no goodwill was recorded. The Company used available cash and cash equivalents to consummate this acquisition, which was accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. A portion of the purchase price was allocated to existing technology and acquired in-process research and development. The assets were identified and valued through analysis of data concerning developmental projects, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks, among others.

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

Note 4 – Short-Term Investments

The following table summarizes short-term investments by security type (in thousands):

March 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Asset-backed securities	$16,873	$1	$314	$16,560
Corporate bonds	2,600	—	—	2,600
State and municipal securities	41,475	—	—	41,475
	$60,948	$1	$314	$60,635

June 30, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Asset-backed securities	$18,208	$—	$155	$18,053
United States government and agency securities	2,000	—	22	1,978
State and municipal securities	51,365	1	8	51,358
	$71,573	$1	$185	$71,389

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	March 31, 2006	June 30, 2005

Less than one year	$—	$2,937
Due in one to two years	2,600	749
Due in two to five years	2,333	1,931
Due after five years	55,702	65,772
	$60,635	$71,389

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other income (expense), net, in the accompanying Consolidated Condensed Statement of Operations. For the three and nine month periods ended March 31, 2006, the Company recorded realized gains of $0 and $1,400 and realized losses of $0 and $24,000, respectively, on its short-term investments. For the three and nine month periods ended March 31, 2005, the Company recorded realized gains of approximately $0 and $2,000, respectively, and no realized losses, on its short-term investments.

The following table shows the gross unrealized losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Asset-backed securities	$7,087	$164	$7,447	$150	$14,534	$314

Asset backed securities.

Unrealized losses on the Company’s investments in mortgage-backed securities guaranteed by a federal agency or government-sponsored enterprise were caused by interest rate increases. The contractual cash flows of those investments are either guaranteed by an agency of the U.S. government or entities with a line of credit to the U.S. Treasury. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and the intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2006.

Note 5 – Composition of Certain Financial Statement Captions

The following table summarizes inventories (in thousands):

	March 31, 2006	June 30, 2005

Raw materials	$6,799	$8,550
Work in process	1,612	1,997
Finished goods	5,901	8,561
	$14,312	$19,108

Note 6 – Net (Loss) Income Per Share

Basic net (loss) income per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive securities are comprised of options granted and restricted stock awards issued under the Company’s stock option plans and ESPP share purchase rights.

A reconciliation of the calculation of diluted net (loss) income per share is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Weighted-average number of common shares outstanding	13,601	13,990	13,860	13,850
Common stock equivalents using the treasury stock method	—	619	—	594
Shares used in computing diluted net (loss) income per share	13,601	14,609	13,860	14,444

Anti-dilutive common stock equivalents excluded from the computation of diluted net (loss) income per share were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Options outstanding	2,822,167	503,158	2,968,165	816,332
Restricted stock awards outstanding	94,290	—	106,422	—

Note 7 – Comprehensive (Loss) Income

Comprehensive (loss) income for the Company includes net (loss) income, foreign currency translation adjustments and unrealized losses on available-for-sale securities, which are charged or credited to accumulated other comprehensive (loss) income within shareholders’ equity. For the three and nine months ended March 31, 2006 and 2005, comprehensive (loss) income was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net (loss) income	$(7,038)	$1,357	$(12,651)	$5,860
Foreign currency translation	25	13	67	(32)
Unrealized loss on short-term investments	(90)	(95)	(129)	(156)
Total comprehensive (loss) income	$(7,103)	$1,275	$(12,713)	$5,672

Note 8 – Bank Borrowings and Debt Arrangements

At March 31, 2006, the Company had a credit facility consisting of a $10.0 million revolving line of credit for working capital purposes that expires on November 30, 2006. The line of credit is collateralized by the Company’s assets. Interest on the line of credit is set at the bank’s prime rate (7.75% at March 31, 2006) minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. At March 31, 2006, no amounts were outstanding under the line of credit.

Note 9 – Accrued Restructuring Charges

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

The Company completed the transfer of all of its manufacturing operations in August 2005. In fiscal 2005, the Company recorded $2.1 million to cost of revenue in pretax charges for severance costs related to the outsourcing and other obligations. In the first quarter of 2006, the Company recorded $66,000 in pretax charges to cost of revenue for other obligations related to the outsourcing. In the second quarter of fiscal 2006, the Company recorded a charge of $617,000 to cost of revenue for the estimated fair value of the liability associated with leased warehouse space that the Company permanently ceased using in December 2005. The Company was unable to sublease the property as planned and revised the liability, by adjusting the timing of the cash flows (all other assumptions remained the same), resulting in a charge to cost of revenue in the third quarter of 2006 of approximately $87,000. The revised estimated gross liability before discounting to present value is approximately $832,000. The difference between the estimated fair value and the gross liability of $128,000 will be recorded to cost of revenue through the remaining lease term (approximately eight years), using the effective interest method. Additional adjustments, if needed, may be recorded in future periods if the Company is unable to sublease the property or if the property is subleased for an amount other than that used in our estimate.

The following table summarizes the activity and balances of the accrued restructuring charges through the third quarter of fiscal 2006 (in thousands):

	Employee Related	Facilities	Other	Total

Balance at June 30, 2005	$523	$—	$—	$523
Accrued restructuring charges	—	617	66	683
Adjustment	(37)	87	—	50
Cash payments	(486)	(111)	(66)	(663)
Balance at March 31, 2006	$—	$593	$—	$593

Note 10 – Commitments and Contingencies

Guarantees

Generally, the Company’s standard warranty is a three-year advance replacement return-to-factory warranty that covers both parts and labor. For products that it distributes and for drives and tapes used in its products that are manufactured by a third party, the Company passes on to the customer the warranty provided by the manufacturer. The Company also provides on-site service for the first warranty year for certain products, for which it contracts with third-party service providers.

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects its best estimate of probable liability under its product warranties. The Company estimates the warranty based on expected product failure rates, historical experience, average repair costs and other currently available information.

The Company also sells extended on-site warranties for certain products for which revenue is deferred and recognized over the warranty period.

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Product Warranty	Deferred Revenue

Liability at June 30, 2005	3,182	5,462
Settlements made during the period	(423)	(4,861)
Change in liability for warranties issued during the period	750	7,538
Change in liability for preexisting warranties	370	(32)
Liability at March 31, 2006	$3,879	$8,107

Litigation

The Company is from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these ordinary course actions will not materially affect the Company’s consolidated financial statements or results of operations.

Note 11 – Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2006	June 30, 2005

Acquired technology	$21,077	$8,720
Accumulated amortization	(6,885)	(3,527)
	$14,192	$5,193

For the three and nine months ended March 31, 2006, amortization expense of intangible assets was approximately $1.2 million and $3.4 million, respectively. For the three and nine months ended March 31, 2005 amortization expense of intangible assets was approximately $433,000 and $1.7 million, respectively. The technology acquired from Okapi Software, Inc. and Zetta is being amortized over five years and four years, respectively. Estimated amortization expense for intangible assets will be approximately $1.2 million during the remainder of the Company’s fiscal 2006 and $4.8 million, $4.8 million, $3.1 million and $257,000 in fiscal 2007, 2008, 2009 and 2010, respectively.

Note 12 – Income Taxes

As of March 31, 2006, the Company performed an assessment of its net deferred tax assets. In previous quarters, the Company had relied principally on its ability to generate future taxable income in its assessment of the realizability of its net deferred tax assets. However, SFAS No. 109, Accounting for Income Taxes, considers recent losses to be significant negative evidence that is difficult to overcome by forecasts of future taxable income to support the realization of deferred tax assets. After considering the Company’s recent history of pretax losses and management’s expectation of additional near-term quarterly losses resulting from the Company’s significant investments in new product development and large OEM customer transitions, the Company concluded that negative evidence associated with recent historical losses required that a valuation reserve be established for its net deferred tax assets.

Accordingly, the Company recorded a non-cash charge in the third quarter of fiscal 2006 of $3.1 million to establish a full valuation allowance against its net deferred tax assets. This non-cash charge resulted in a provision for income taxes of $888,000 in the third quarter. During the fourth quarter of fiscal 2006, the Company expects to record a limited tax benefit related principally to its ability to carry back current year net operating losses. Beginning in the first quarter of fiscal 2007, the Company’s tax rate is expected to be negligible until such time as it demonstrates sustained earnings.

Note 13 – Common Stock

On October 16, 2005, the Company’s Board of Directors expanded the Company’s share repurchase program to allow for the purchase of up to 2.5 million shares of its common stock with no fixed dollar amount. This repurchase authority allows the Company to repurchase its common stock selectively from time to time in the open market, through block trades or otherwise, or in privately negotiated transactions. Depending on market conditions and other factors, at any time or from time to time, without prior notice, the Company’s Board of Directors may modify the program or commence or suspend purchases. There is no fixed termination date for the repurchase program. During the nine months ended March 31, 2006 and fiscal 2005, an aggregate of approximately 903,500 and 32,500 shares, respectively, were repurchased at a cost of approximately $7.6 million and $309,000, respectively, pursuant to the repurchase program.

Note 14 – Equity-Based Compensation

Stock Option Plans

The Company has six active stock option plans, administered by a Committee of the Board of Directors, which provide for the issuance of options to employees, officers, directors and consultants. As of March 31, 2006, the Company had reserved an aggregate of 7.3 million shares of common stock for issuance under the 1993 Stock Option Plan, 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Stock Option Plan, 2001 Supplemental Stock Option Plan (2001 Plan) and the 2003 Equity Incentive Plan (2003 Plan) (collectively, the Option Plans). The Option Plans provide for the granting of stock options; in addition, the 2003 Plan provides for the granting of restricted stock and stock appreciation rights (collectively, stock awards). The Option Plans have been approved by shareholders with the exception of the 2001 Plan. Currently, the Company may grant new awards only from the 2003 Plan. Certain options issued under selected plans allow for 100% vesting of outstanding options upon a change of control of the Company (if replacement options are not issued) or upon death or disability of the optionee. Options granted generally vest over a three year period. Options generally expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2003 Plan and within 30 days under the other Option Plans, or upon death or disability, where an extended six- or twelve-month exercise period is specified. As of March 31, 2006, approximately 2.8 million shares were reserved for issuance upon exercise of outstanding options and approximately 439,000 shares were available for grant under the Option Plans.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Expected volatility	67.8%	74.0%	72.9-74.5%	77.8-78.1%
Risk-free interest rate	4.7%	4.7%	4.2-4.4%	3.5-3.6%
Dividend yield	—	—	—	—
Expected term (in years)	5.6	4.7	5.6-5.9	5.0

The stock option activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding at June 30, 2005	3,113	$11.54
Granted	211	8.23
Exercised	(256)	6.53
Canceled/forfeited	(320)	15.77
Options outstanding at March 31, 2006	2,748	11.26	6.49	$1,449
Exercisable outstanding at March 31, 2006	2,477	11.50	6.18	$1,275

During the third quarter of fiscal 2006 and the third quarter of fiscal 2005, the Company recorded share-based compensation associated with outstanding stock option grants of approximately $371,000 and $0, respectively. As of March 31, 2006, there was $848,000 of total unrecognized compensation expense related to non-vested stock options granted under the Option Plans. This expense is expected to be recognized over a weighted-average period of 1.2 years. The following table summarizes information about stock options for the three and nine months ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Weighted-averaged grant date fair value per share of options granted with exercises prices:
Less than fair value	$—	$—	$—	$—
Equal to fair value	5.49	9.08	5.54	9.05
Greater than fair value	—	—	—	—
Intrinsic value of options exercised	124	467	472	1,907
Cash received upon exercise of stock options	699	742	1,673	2,246
Actual tax benefit realized for the tax deductions from option exercise	—	172	—	731
Total income tax benefit recognized in the statement of operations	—	—	—	—

In November 2005, the Company’s Board of Directors extended the term of 97,000 fully vested options held by a former director. As a result of that modification the Company recognized additional compensation expense of approximately $47,000 during the second quarter of fiscal 2006.

Restricted Stock Awards

In April 2005, the Company issued two restricted stock awards for 50,000 shares each to its CEO. At March 31, 2006, 16,667 shares were vested and 83,333 shares were subject to repurchase. The awards are described separately below.

The first award (the Service Award) vests as follows: 16,667 shares, 16,667 shares and 16,666 shares on January 1, 2006, 2007 and 2008, respectively. In accordance with APB No. 25, the Service Award is a fixed award and, as such, compensation expense was recorded for the fair value of the Company’s common stock less any amounts paid by the employee. The fair value of the Service Award is $10.86 per share (the market value of the stock on the date of issuance) or $543,000, which was recorded as deferred compensation associated with this issuance, under APB No. 25. Compensation expense recorded during the three and nine months ended March 31, 2006 (under SFAS No. 123(R)) and fiscal 2005 (under APB No. 25) totaled approximately $44,000, $257,000 and $80,000, respectively. See Note 3, Change in Accounting Principle and Accounting for Share-Based Compensation, above, and Effect of SFAS No. 123(R) Adoption, below, for further discussion.

The second award (the Market Award) vests as follows: 12,500 shares, 12,500 shares and 25,000 shares, if the volume weighted daily average stock price of the Company for ten consecutive trading days reaches $20.00, $25.00 and $30.00 (collectively, the target stock price), respectively, on or before January 1, 2008. Based upon the market values of the Company’s common stock through June 30, 2005, satisfaction of the vesting conditions were not deemed probable by management and therefore no compensation expense was recorded under APB No. 25. Upon adoption of SFAS No. 123(R), the Company began recognizing compensation expense associated with this award. The compensation expense will be recognized through the remaining service period. The weighted-average grant date fair value of this restricted stock award was estimated at $5.73, using a trinomial option pricing model based on the following assumptions: expected volatility of 54.2%, risk-free interest rate of 3.8%, dividend yield of 0.0% and an expected term of 978 days. Commencing with the adoption of SFAS No. 123(R), this expense is being recognized in the statement of operations with offsetting credits to common stock. Compensation expense recorded during the three and nine months ended March 31, 2006 totaled approximately $19,000 and $58,000, respectively.

On August 8, 2005, the Company issued an aggregate of 64,625 restricted shares of common stock to new hires, 15,000 shares of which vest annually over a period of three years in equal increments and 49,625 shares of which vest annually over a period of five years in equal increments, in each case subject to continuing service by the recipient of the restricted stock. The fair value of the restricted stock is $7.84 per share (the market value of the stock on the date of issuance) or $506,660 and will be recorded to compensation expense over the requisite service periods of the awards. Compensation expense recorded during the three and nine months ended March 31, 2006, totaled approximately $51,000 and $138,000, respectively. At March 31, 2006, no shares were vested and 60,875 shares were subject to repurchase.

The following table summarizes information about non-vested restricted stock awards as of March 31, 2006 and changes during the nine months then ended (shares and aggregate unrecognized compensation cost in thousands):

	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Service Period	Aggregate Unrecognized Compensation Expense

Non-vested at June 30, 2005	100	$8.29
Granted	65	7.84
Vested	(17)	10.86
Canceled	(4)	7.84
Non-vested at March 31, 2006	144	7.81	2.64	$512

The following table summarizes information about restricted stock awards vested during the three and nine months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Fair value of vested restricted stock awards	$—	$—	$151	$—

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

In August 2005, the Board of Directors amended the ESPP so that, effective with the offering period beginning in August 2005, the purchase price of common stock under the ESPP shall be determined as either (i) a percentage not less than 85.0% (the Designated Percentage), subject to the Compensation Committee’s discretion of the fair market value of the common stock on the last day of the offering period or (ii) the lower of (a) the Designated Percentage of the fair market value of the common stock on the first day of the offering period or (b) the Designated Percentage of the fair market value of the common stock on the last day of the offering period. On August 10, 2005, the Compensation Committee of the Board of Director’s determined the purchase price to be 95.0% of the fair market value of the common stock on the last day of each offering period, beginning with the August 2005 offering. As a result, commencing with the August 2005 offering period, the ESPP will no longer be compensatory under SFAS No. 123(R).

The fair value of each compensatory share purchase right is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The following assumptions were used in estimating the fair value of the purchase rights during the three and nine months ended March 31, 2005:

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005

Expected volatility	40.0%	38.4%
Risk-free interest rate	2.0%	1.9%
Dividend yield	—	—
Expected term (in years)	0.5	0.5

The weighted-average estimated fair value of each compensatory share purchase right issued during the three and nine months ended March 31, 2005 was $2.49 and approximately $2.05 per share, respectively.

During the third quarter of fiscal 2006 and third quarter of fiscal 2005, approximately 11,000 and 41,000 shares, respectively, were issued under the ESPP for combined proceeds of approximately $93,000 and $387,000, respectively. During the nine months ended March 31, 2006 and 2005, a total of approximately 54,000 and 74,000 shares, respectively, were issued under the ESPP for combined proceeds of approximately $338,000 and $673,000, respectively. As of March 31, 2006, approximately 28,000 shares were available under the ESPP.

Effect of SFAS No. 123(R) Adoption

The effect of the adoption of SFAS No. 123(R) on the Consolidated Balance Sheet at June 30, 2005 is as follows (in thousands):

	Without SFAS No. 123(R)	SFAS No. 123(R) Impact	With SFAS No. 123(R)
	(as reported)

Common stock	$77,494	$(463)	77,031
Deferred compensation	(463)	463	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion in this section contains certain statements of a forward-looking nature relating to future events or our future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this report, including the matters set forth under the caption Part II, Item 1A (Risk Factors) of this report and under the caption “Risk Factors” in our Annual Report on Form 10-K which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

Fiscal 2006 is a significant transition year for Overland. We are currently in the midst of a major customer transition during which sales to our largest OEM customer are declining while sales to a new tier-one OEM customer have not yet commenced. Additionally, in fiscal 2006, we are making the largest single year investment in new product development in the Company’s history, both as a percent of revenue and in actual dollars spent. We are investing heavily in the development of a new line of tape automation products, expansion of our disk-based backup products and our entry into the protected primary storage market through our August 2005 acquisition of Zetta Systems. After the acquisition of Zetta, the combined Overland and Zetta development teams have been incorporating the Zetta technology into a new line of intelligent appliances called UltamusTM.

In August 2005, Hewlett-Packard Company (HP) informed us of its decision not to purchase from Overland its next-generation, mid-range tape automation product line. HP will continue to purchase the tape automation products currently supplied by us for some time, however, the new product from an alternate supplier, is expected to eventually replace the majority of those purchases. We cannot predict how quickly this transition will occur, but we believe the impact to our revenue during fiscal 2006 will be small. The impact to revenue in fiscal 2007 is expected to be significant. In light of this anticipated loss in future revenue, we are focused on new OEM opportunities and the delivery of new products to our branded channel. Our current three-year contract with HP expires in July 2006, however, we expect HP to continue purchasing product beyond the contract expiration. The contract does not commit HP to buy specific quantities of product at any time.

The development of our new line of tape automation products began in April 2005 and we expect to launch the first of three products through our branded sales channel by the end of June 2006. We also expect a new tier-one OEM customer to begin purchasing certain of our new products under a private-label agreement, which we announced in November 2005, beginning in the first half of fiscal 2007. The new products will be based on a completely new platform which requires significant engineering resources and development materials. The new products will replace our existing loader and power-loader products and all are designed to be price competitive in the marketplace. Although we expect that the introduction of these new products will result in some cannibalization of our branded channel sales of existing NEOTM 2000, the NEO line of products has significantly greater enterprise-class features and will continue to be sold in the marketplace

In October 2005, we introduced the REOTM 9000 Expansion Array. This array, developed in response to customer demand, enables our REO product line to scale from 1 terabyte up to 38 terabytes. Following on the heels of that announcement was news that we had signed a license agreement with a major tier-one OEM customer who had chosen our REO Protection OSTM software as the basis for a disk-based virtual tape solution which the customer now intends to launch in May 2006. We anticipate that this license agreement could result in annual royalties and incremental gross profit contribution to Overland in the range of $2 million to $4 million once the product has been fully ramped.

In September 2004, we announced a plan to outsource all of our manufacturing to a U.S. third party manufacturer. In November 2004, the contract with the outsource manufacturer was finalized and all manufacturing employees were notified of termination dates and benefits. We completed the transfer of all of our manufacturing operations in August 2005. We incurred a total of $2.5 million of net charges for severance costs related to the outsourcing and other obligations. We recorded $2.1 million in fiscal 2005 as a cost of revenue. In fiscal 2006, we recorded $770,000 in charges to cost of revenue, offset by a gain on the sale of capital assets. To date, the outsourcing has not produced the savings we anticipated. On the contrary, the transition took longer than expected, the outsourcer has not achieved the projected material cost savings, and we have incurred redundant personnel and travel costs in order to support the outsourcer. This has negatively impacted our gross margin, and we are working with the outsourcer to improve this situation.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated condensed financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, share-based compensation, bad debts, inventories, warranty obligations and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We have entered into various licensing agreements relating to our Variable Rate Randomizer (VR2) technology. These agreements typically call for royalty fees based on sales by licensees of products containing VR2®. Royalties on sales by licensees of products containing VR2 are recorded when earned, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase from us the Applications Specific Integrated Circuit (ASIC) chips embodying VR2, that are priced to include the cost of the chip plus an embedded royalty fee; and revenue on ASIC chip sales are recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

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

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on an assessment of the collectibility of specific accounts and the overall condition of the accounts receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, we analyze specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment terms and/or patterns. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make additional payments, then we may need to make additional allowances. Likewise, if we determine that we could realize more of our receivables in the future than previously estimated, we would adjust the allowance to increase income in the period we made this determination. We review the allowance for doubtful accounts on a quarterly basis and record adjustments as considered necessary.

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

Warranty Obligations

We generally provide a three-year advance replacement return-to-factory warranty on our NEO SERIES®, REO SERIES®, PowerLoader® and LoaderXpress® products. We also provide on-site service for the first warranty year of the NEO SERIES products for which we contract with third-party service providers. For most products, we offer a program called XchangeNOW® as part of our return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request. The customer ships the defective unit back to us using the shipping materials from the replacement unit. We record a provision for estimated future warranty costs at the time of shipment for both the return-to-factory and on-site warranties. Separately priced extended on-site warranties are offered for sale to customers of other product lines. We contract with outside vendors to provide service relating to all on-site warranties. Extended warranty revenue and amounts paid in advance to outside service organizations are recognized in the financial statements in revenue and cost of revenue, respectively, over the warranty period. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that it is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense (as we had in the third quarter of fiscal 2006). If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.

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

Results of Operations

The following table sets forth certain line items in the Consolidated Condensed Statement of Operations as a percentage of net revenue for the periods presented. The data has been derived from our unaudited consolidated condensed financial statements.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	78.5	74.5	77.8	73.0
Gross profit	21.5	25.5	22.2	27.0
Operating expenses:
Sales and marketing	18.8	14.7	17.0	14.0
Research and development	9.9	4.0	8.0	4.3
General and administrative	6.9	5.2	6.6	4.7
Acquired in-process research and development	—	—	0.7	—
	35.6	23.9	32.3	23.0
(Loss) income from operations	(14.1)	1.6	(10.1)	4.0
Other, net	1.3	0.8	1.2	0.6
(Loss) income before income taxes	(12.8)	2.4	(8.9)	4.6
Provision for (benefit from) income taxes	1.8	0.1	(1.3)	1.4
Net (loss) income	(14.6)	2.3	(7.6)	3.2

For the Three Months Ended March 31, 2006 and 2005

Net Revenue. Net revenue decreased from $58.3 million during the third quarter of fiscal 2005 to $48.2 million during the third quarter of fiscal 2006. The decrease of $10.1 million, or 17.4%, is due to a 21.0% decrease in revenue from OEM customers and a 12.4% reduction in sales of branded products.

The decrease in OEM revenue is due to expected declining shipments of our NEO products to HP and IBM as these customers begin to transition to alternate products sourced from other suppliers. Net revenue from HP represented approximately 52.5% of net revenue in the third quarter of fiscal 2006 compared to 53.6% of net revenue for the third quarter of fiscal 2005.

Net revenue from Overland branded products decreased from $23.6 million during the third quarter of fiscal 2005 to $20.6 million during the third quarter of fiscal 2006. The decrease of approximately $2.9 million was the result of reduced sales of branded products in all geographic regions, most significantly in EMEA (Europe, Middle East and Africa). Branded sales in the first two months of the quarter were significantly below the prior year and, though sales recovered in March, the recovery was not sufficient to make up for the earlier shortfall.

VR2 revenue during the third quarter of fiscal 2006 of $443,000 was comprised of royalties of $220,000 and chip sales of $223,000. VR2 revenue during the third quarter of fiscal 2005 of $465,000 was comprised solely of royalties.

We expect our net revenue for the fourth quarter of fiscal 2006 to be relatively unchanged compared to the third quarter. This projection assumes that a sequential decline in our OEM revenue is offset by a recovery in our branded business from the third quarter. Historically, sales in our fourth fiscal quarter are stronger than those in the third fiscal quarter.

A summary of the sales mix by product for the periods presented in the Consolidated Condensed Statement of Operations follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
LibraryXpress® products:
NEO Series	59.4%	65.0%	63.4%	68.5%
Loaders	7.2	7.9	7.2	8.9
	66.6	72.9	70.6	77.4
Spare parts, drives, other	27.2	21.1	21.9	17.5
Disk based	5.3	5.2	6.2	4.0
VR2	0.9	0.8	1.3	1.1
	100.0	100.0	100.0	100.0

Gross Profit. Gross profit decreased from $14.9 million during the third quarter of fiscal 2005 to $10.3 million during the third quarter of fiscal 2006. The decrease of approximately $4.6 million or 30.6% is primarily the result of the 17.4% decline in revenue and the amortization of intangible assets from the Zetta acquisition. Additionally, both gross profit dollars and gross margin percentage were negatively impacted by the shift during fiscal 2006 to a lower margin product supplied to HP, price erosion in our branded sales channel due to more competition in the marketplace and redundant costs to support our manufacturing outsourcer. We expect gross profit in the fourth quarter of fiscal 2006 to be relatively unchanged on a sequential basis compared to the third fiscal quarter.

Share-Based Compensation. During the third quarter of fiscal 2006, we recorded $485,000 of share-based compensation charges associated with the adoption of SFAS No. 123(R), of which $144,000 was allocated to sales and marketing, $51,000 to research and development and $290,000 to general and administrative expenses.

Sales and Marketing Expense. Sales and marketing expenses increased to $9.0 million during the third quarter of fiscal 2006 from $8.5 million during the third quarter of fiscal 2005. The increase of approximately $500,000 or 5.7% is primarily associated with increased compensation expense including severance and share-based compensation expense not included in the prior year period, partially offset by reduced advertising spending. We expect sales and marketing expenses also to remain stable in the fourth quarter of fiscal 2006.

Research and Development Expense. Research and development expenses increased to $4.8 million during the third quarter of fiscal 2006 from $2.3 million during the third quarter of fiscal 2005. The increase of approximately $2.5 million or 105.6% is due to an increase in headcount resulting from the acquisition of the Zetta development team and costs related to development of our new tape library platform. We anticipate research and development spending to remain at this level in the fourth quarter of fiscal 2006 as the development continues and we work with our new OEM partner on preparations for their product launch.

General and Administrative Expense. General and administrative expenses increased to $3.3 million during the third quarter of fiscal 2006 from $3.1 million during the third quarter of fiscal 2005. The increase of approximately $272,000 or 8.9% is primarily due to share-based compensation costs not included in the prior year period, severance costs and higher IT spending, partially offset by a reduction in costs associated with Section 404 of the Sarbanes-Oxley act of 2002 readiness.  G&A spending in the coming fourth fiscal quarter should also remain relatively unchanged compared to the third quarter.

Interest Income, net. Net interest income increased to $724,000 during the third quarter of fiscal 2006 from $417,000 during the third quarter of fiscal 2005. The increase of approximately $307,000 or 73.6% is due to higher average yields when compared to the third quarter of fiscal 2005.

Provision for (Benefit from) Income Taxes. We recorded income tax expense of $888,000 for the third quarter of fiscal 2006 compared to $32,000 for the third quarter of fiscal 2005. The charge in the current year quarter against a pretax loss of $6.2 million includes a non-cash charge of approximately $3.1 million to establish a valuation allowance against the Company’s net deferred tax assets as discussed in Note 12 in the accompanying consolidated condensed financial statements.  The nominal 2.3% tax expense in the prior year was the result of adjustments for lower than expected taxes on the prior year tax return, an increase in the expected ETI benefit for fiscal 2005 and a decrease in that year’s expected effective tax rate.

For the Nine Months Ended March 31, 2006 and 2005

Net Revenue. Net revenue of $167.3 million during the first three quarters of fiscal 2006 was $13.0 million or 7.2% below net revenue of $180.3 million during the first three quarters of fiscal 2005. Revenue from our OEM customers, as a group, during the first three quarters of fiscal 2006 fell $14.6 million or 13.7% compared to the first three quarters of fiscal 2005. The decrease in OEM revenue is primarily associated with decreased volumes and lower pricing to HP as well as declining shipments to IBM. Net revenue from HP represented approximately 51.3% of net revenue in the first three quarters of fiscal 2006 compared to 52.8% of net revenue for the first three quarters of fiscal 2005.

Net revenue from Overland branded products during the first three quarters of fiscal 2006 of $73.1 million grew slightly compared to $71.9 million during the first three quarters of fiscal 2005. From a product perspective, sales of our REO products grew by 41.9% and sales of spares and service grew by 24.8%, partially offset by declines in tape based products.  Geographically, sales in the APAC (Asia Pacific) region grew 23.8%; the Americas region was up only 2.0% and EMEA declined by 12.1%.

VR2 revenue during the first three quarters of fiscal 2006 of $2.1 million was comprised of royalties of $1.5 million and chip sales of $661,000. VR2 revenue during the first three quarters of fiscal 2005 of $1.9 million was comprised of royalties of $1.6 million, chip sales of $225,000 and services of $75,000.

Gross Profit. Gross profit was $37.1 million during the first three quarters of fiscal 2006, a decrease of $11.6 million or 23.8% from $48.7 million during the first three quarters of fiscal 2005. The gross margin percentage decreased from 27.0% for the first three quarters of fiscal 2005 to 22.2% for the first three quarters of fiscal 2006. The decrease in gross profit dollars and in the gross margin percentage is a result of the lower revenue during the period, lower pricing to HP, price erosion resulting from increased competition in our branded sales channel and the addition of $2.1 million of amortization costs associated with the acquisition of Zetta Systems. These increased costs were partially offset by a reduction in outsourcing charges which amounted to $1.6 million in the 2005 period compared to $367,000 in the 2006 period.

Share-Based Compensation. During the first three quarters of fiscal 2006, we recorded $1.6 million of share-based compensation charges associated with the adoption of SFAS No. 123(R), of which $13,000 was allocated to cost of revenue, $477,000 to sales and marketing, $162,000 to research and development and $965,000 to general and administrative expenses.

Sales and Marketing Expense. Sales and marketing expense was $28.5 million during the first three quarters of fiscal 2006, compared to $25.3 million during the first three quarters of fiscal 2005. The increase of approximately $3.2 million or 12.7% is primarily associated with an expansion of our branded sales force, approximately $477,000 of share-based compensation expense not included in the prior year period and increased marketing and promotion expense.

Research and Development Expense. Research and development expense was $13.4 million during the first three quarters of fiscal 2006, compared to $7.7 million during the first three quarters of fiscal 2005. The increase of approximately $5.7 million or 73.3% is primarily due to $4.4 million of expenses associated with an increase in headcount resulting from the acquisition of the Zetta development team, general expansion related to development of our new tape library and the technology acquired from Zetta, and share-based compensation expense not included in the prior year period.

General and Administrative Expense. General and administrative expense of $11.0 million during the first three quarters of fiscal 2006 increased from $8.6 million during the first three quarters of fiscal 2005. The increase of approximately $2.4 million or 28.7% is primarily due to an increase of $975,000 in legal fees associated with the accumulation of our shares by a competitor, ADIC, and related issues, $965,000 of share-based compensation costs not included in the prior year period and a $296,000 increase in consulting and auditing fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

The amount of the purchase price allocated to in-process research and development was based on established valuation techniques used in the technology industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts projected future cash flows to present value. The key assumptions used in the valuation included, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product has entered the market, and discount rate based on the risks associated with the development life cycle of the acquired in-process technology.

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

If the above in-process research and development projects are not successfully developed, our future revenue and profitability may be adversely affected. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time the acquisition was completed and may result in impairment charges of other intangible assets acquired.  Although there has been a one- to two-quarter delay in bringing the Zetta product to market, we continue to believe that the product will ultimately be successful and the value of the capitalized intangible assets is recoverable.

Interest Income, net. During the first three quarters of fiscal 2006, we generated net interest income of $2.0 million compared to $1.1 million during the same period of the prior fiscal year. The increase of approximately $949,000 or 90.4% is due to higher average yields when compared to the same period in fiscal 2005.

Provision for (Benefit from) Income Taxes. We recorded an income tax benefit of $2.3 million for the first three quarters of fiscal 2006 compared to income tax expense of $2.5 million for the first three quarters of fiscal 2005. The change of approximately $4.7 million is primarily due to our losses during the first three quarters of 2006 versus income in the 2005 period, offset by the impact of a recording a valuation allowance on our net deferred tax assets in the third quarter of fiscal 2006. The benefit of $2.3 million recorded during the first three quarters of 2006 primarily represents the estimated year to date benefit earned for losses that can be carried back to prior years’ tax returns for refund claims.

Liquidity and Capital Resources. At March 31, 2006, our sources of liquidity were $66.7 million of cash, cash equivalents and short-term investments and our unused credit facility of $10.0 million. We believe that these resources together with anticipated revenue from operations will be sufficient to fund our operations and to provide for our growth for the next twelve months and into the foreseeable future.

Our primary source of liquidity has historically been cash generated from operations. During the first three quarters of fiscal 2006 and fiscal 2005, we generated $7.1 million and $7.9 million, respectively, from operations. The decrease of approximately $800,000 provided by operating activities compared to fiscal 2005 was primarily the result of an overall decrease in operating assets and an overall increase in operating liabilities. During the first three quarters of fiscal 2006, operating cash flows were primarily provided by an expected $4.8 million decrease in inventory due to the outsourcing of our manufacturing operations; a $4.1 million decrease in accounts receivable due to slower than expected sales, a $3.2 million decline in other net assets primarily associated with the write-off of our deferred tax assets. During the first three quarters of fiscal 2005, operating cash flows were provided by a significant increase in accounts payable and accrued liabilities, both as a result of an increased level of business and inventory, net income for the period and a decrease in income taxes receivable. These cash inflows were partially offset by an increase in accounts receivable.

Cash used in investing activities was $1.1 million for the first three quarters of fiscal 2006 compared to $17.2 million for the first three quarters of fiscal 2005. During the first three quarters of fiscal 2006, we used cash of approximately $56.8 million for the purchase of short-term investments and approximately $8.9 million, net of cash acquired, for the purchase of Zetta. These uses of cash were offset by maturities/sales of short-term investments of approximately $67.3 million. Capital expenditures during the first three quarters of fiscal 2006 and first three quarters of fiscal 2005 totaled approximately $2.7 million for each period and were comprised primarily of purchases of computer and related equipment.

Cash used in financing activities was $5.5 million for the first three quarters of fiscal 2006 compared to cash provided by financing activities of $2.9 million for the first three quarters of fiscal 2005. Cash used in financing activities during the first three quarters of fiscal 2006 included approximately $7.6 million used to repurchase shares of our common stock under our share repurchase authorization plan, offset by $2.0 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP) and upon exercise of stock options. Proceeds from the issuance of common stock under our ESPP and the exercise of stock options were $2.9 million during the first three quarters of fiscal 2005.

At March 31, 2006, we had a credit facility consisting of a $10.0 million revolving line of credit for working capital purposes that expires on November 30, 2006. The line of credit is collateralized by certain assets. Interest on the line of credit is set at the bank’s prime rate (7.75% at March 31, 2006) in effect from time to time minus 0.25% or, at the our option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. As of March 31, 2006, we were in compliance with all covenants. At March 31, 2006, no amounts were outstanding under the line of credit.

In October 2005, our board of directors expanded our share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock on the open market or through negotiated transactions. This repurchase authority allows us to repurchase our common stock selectively from time to time in the open market, through block trades or otherwise, or in privately negotiated transactions. Depending on market conditions and other factors, at any time or from time to time without prior notice the board may modify the program or commence or suspend purchases. There is no fixed termination date for the repurchase program. During fiscal 2006 and 2005, an aggregate of approximately 903,500 shares and 32,500 shares, respectively, were repurchased at a cost of approximately $7.6 million and $309,000, respectively, pursuant to the repurchase program.

Inflation

Inflation has not had a significant impact on our operations during the periods presented. Historically we have been able to pass on to our customers increases in raw material prices caused by inflation. If at any time we cannot pass on such increases, our margins could suffer. Our exposure to the effects of inflation could be magnified by the concentration of OEM business.

Recent Accounting Pronouncements

No new accounting pronouncements were issued which apply to the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the first three quarters of fiscal 2006, total interest income was $2.0 million with investments yielding an annual average of 3.9% on a worldwide basis. The interest rate level was up approximately 200 basis points from 1.9% in the first three quarters of fiscal 2005. If a comparable change in overall interest rates (200 basis points) were to occur in the remainder of fiscal 2006, our interest income would increase approximately $334,000, assuming consistent investment levels.

The table below presents the cash, cash equivalents and short-term investment balances and related weighted-average interest rates at the end of the first three quarters of fiscal 2006. The cash, cash equivalents and short-term investment balances approximate fair value (in thousands, except percentages):

	Approximate Market Value	Weighted- Average Interest Rate

Cash and cash equivalents	$6,096	4.4%
Short-term investments:
Less than 1 year	—
Due in 1 - 2 years	2,600	5.0
Due in 2 - 5 years	2,333	4.1
Due after 5 years	55,702	4.6
	$66,731

The table above includes the United States dollar equivalent of cash and cash equivalents, including $454,000, and $171,000 equivalents denominated in the British Pound Sterling and the Euro, respectively.

Foreign Currency Exchange Rate Risk. We conduct business on a global basis and all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs and maintain inter-company balances which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during fiscal 2006 has not been material.

Item 4.  Controls and Procedures

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

During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider the following risk factor and the risk factors set forth in our Annual Report on Form 10-K in evaluating an investment in our company. You should consider these matters in conjunction with the other information included or incorporated by reference in this report.

The WEEE and RoHS directives in Europe may impact the cost of our products and/or our ability to sell products in Europe.

The European Union (EU) enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment (WEEE), which regulates the collection, recovery and recycling of waste from electrical and electronic products, and Directive 2002/95/EC on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS), which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium and halogenated flame-retardants. Detailed regulations on practices and procedures related to WEEE and RoHS continue to evolve in member states and we have yet to assess fully the ramifications to our products. In order to comply with the WEEE directive, we intend to join a consortium and contribute to the cost of collection, treatment, disposal and recycling of past and future covered products. We believe the costs to comply with WEEE will not be material.  Compliance with the RoHS directive is a very significant effort that is currently underway.  It requires us to source new compliant components for virtually all of our hardware products either from existing or alternate suppliers so that no electrical products failing to meet RoHS standards are put on the EU market after July 1, 2006.  At this time we cannot provide assurance that compliance with RoHS will not have a material adverse effect on our financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities by Overland

In October 2005, our board of directors expanded our share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock on the open market or through negotiated transactions. This repurchase authority allows us to repurchase our common stock selectively from time to time in the open market, through block trades or otherwise, or in privately negotiated transactions. Depending on market conditions and other factors, at any time or from time to time without prior notice the board may modify the program or commence or suspend purchases. There is no fixed termination date for the repurchase program. During fiscal 2006 and 2005, an aggregate of approximately 903,500 shares and 32,500 shares, respectively, were repurchased at a cost of approximately $7.6 million and $309,000, respectively, pursuant to the repurchase program. Repurchases during our third quarter of fiscal 2006, by fiscal period, are summarized in the table below:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 2 through January 29	—	$—	—	1,891,774
January 30 through February 26	182,692	8.70	182,692	1,709,082
February 27 through April 2	145,100	8.94	145,100	1,563,982
Total	327,792		327,792	1,563,982

Item 6.  Exhibits

(a)   Exhibits

10.1*	Summary Sheet of Director and Executive Officer Compensation.

10.2*	Separation and General Release Agreement with Diane Gallo dated March 31, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 22, 2006).

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

OVERLAND STORAGE, INC.

Date: May 12, 2006	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Vice President,
Chief Financial Officer
and Secretary
(Principal financial officer and duly authorized to sign on behalf of the registrant)