Form 10-K
period 2006-07-02
OVERLAND STORAGE INC
filed 2006-09-15
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JULY 2, 2006

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

(858) 571-5555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 30, 2005, the last business day of the registrant’s second fiscal quarter, was approximately $71,875,048 (based on the closing price reported on such date by The NASDAQ Global Market of the registrant’s Common Stock). Shares of Common Stock held by officers and directors and holders of 5% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 8, 2006, the number of outstanding shares of the registrant’s Common Stock was 12,981,283.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed in connection with registrant’s Annual Meeting of Shareholders to be held on November 14, 2006 (the “Proxy Statement”) are incorporated herein by reference into Part III of this Report.

PART I

ITEM 1. Business.

This report contains certain statements of a forward-looking nature relating to future events or the future performance of our company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “currently scheduled” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors,” which could cause actual results to differ materially from those indicated by such forward-looking statements.

General

Overland was originally founded and incorporated as Overland Data, Inc. in California in 1980. In June 2002, we changed our name to Overland Storage, Inc.

Our principal executive offices are located at 4820 Overland Avenue, San Diego, California 92123, and our telephone number is 858-571-5555. For over 25 years we have delivered data protection solutions designed for backup and recovery to ensure business continuity. Historically, we have focused on delivering a portfolio of tape automation solutions including loader and library systems designed for small business and midrange computing environments. Beginning with the June 2003 acquisition of Okapi Software, Inc. (Okapi or Okapi Software), a privately-owned company based in San Diego, California, we expanded our product offerings to include a family of intelligent disk-based backup and recovery appliances to complement our tape solutions. In August 2005, we acquired Zetta Systems, Inc. (Zetta or Zetta Systems), a privately-owned company based in the Seattle, Washington area, and have incorporated the Zetta technology into a new line of protected primary disk-based storage appliances.

One of the main market differentiators of many of our products has been that we design them around a modular, scalable architecture. This enables customers to purchase storage as they need it, rather than having to purchase larger monolithic devices with excess capacity. Customers can purchase an initial module to meet their near-term needs, and later increase speed and capacity by adding modules that can be interconnected to function as a single system. This provides a lower price entry point, investment protection, and an increased level of fault tolerance, as each module is self-sufficient and will continue to function even if another were to fail.

We also differentiate ourselves with our “go-to-market” approach. We are the only supplier in our market space that does not have a direct sales force. The majority of our sales have historically been generated through private label arrangements with original equipment manufacturers (OEMs). The remainder of our sales are made through commercial distributors and value-added resellers (VARs).

End-users of our products include small and midsize businesses, as well as divisions and operating units of large multi-national corporations, governmental organizations, universities and other non-profit institutions. Our products are used in a broad range of industry sectors including financial services, healthcare, retail, manufacturing, telecommunications, broadcasting, research and development and many others. Our products are sold world-wide in the Americas, EMEA (Europe, Middle East, Africa) and Asia Pacific. Approximately 56.5% of our revenue is generated internationally, primarily in Europe.

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

Our Direction and Strategy

Our strategy is to become a market leader and innovative supplier of a complete portfolio of tiered data storage solutions by providing intelligent storage appliances with embedded protection software designed to work together to ensure that information is “automatically safe, readily available and always there.”  We intend to deliver products to address all three tiers of data storage:  protected primary disk, secondary disk-based backup and tertiary automated tape libraries for archival. Our focus will continue to be on mid-range solutions that can be easily sold worldwide through OEMs and our indirect network of distributors and resellers. We intend to leverage our leadership position in mid-range tape automation into a similar position in primary and secondary intelligent disk-based appliances.

Historically, magnetic tape has been used for all forms of data backup and recovery, because magnetic tape was, and still is, the only reliable, “removable”, high capacity storage media that can be taken off-site to ensure that data is safeguarded in case of disaster. For a number of years now, Overland has held a market-leading position in mid-range tape automation, and sales of tape automation appliances have represented more than 90% of our revenue for each of the last three fiscal years.  In the fourth quarter of fiscal 2005 we commenced development of ARCvaultTM, a new tape automation platform that will spawn several new price competitive products. The first of these products was launched in July 2006 with the others to be delivered to market during the remainder of fiscal 2007. Although we expect that tape solutions will continue to be the anchor of the data protection strategy at most companies, tape backup is time consuming and often unreliable and inefficient. The process of recovering data from tape is also time consuming and inefficient. Ultimately, we expect that tape will likely be relegated to an archival role for less-frequently accessed data.

Over the last few years, the advent of low-cost serial ATA disk and iSCSI networking technology, together with greatly increased regulatory compliance requirements and the continued growth of digital data have driven businesses to use secondary storage disk-based backup appliances. One of the greatest benefits of disk-based backup is the speed of restoration. Studies show that approximately 90% of recovered data is two weeks old or younger, or last accessed within that period. As a result, many IT managers are electing to use disk-based appliances as an intermediate staging area, with the backup data eventually moving to tape. We have enjoyed initial success in this relatively new market space with our REO disk-based backup solutions, and we believe there is significant promise for future growth.

In addition to daily or periodic backup, companies are also looking for ways to protect their data continuously. Software protection is being applied to primary storage devices through a combination of features including file and block-based replication, near instantaneous snapshotting and virtualization. We are now using the technology developed by Zetta Systems, which we acquired in August 2005, as the basis for ULTAMUSTM, a line of protected primary storage appliances recently introduced to the market. This product line will be marketed and sold through our existing branded sales channel. It will be targeted to the mid-market with a goal of delivering enterprise-class availability, built-in data protection and exceptional performance at an affordable price. The primary storage market is currently many times larger than the secondary and tertiary storage markets, and we anticipate that the primary storage market could be the source of a significant portion of our long term revenue growth.

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

•                  Scalable NEO SERIES® – We offer 3 versions of our NEOTM product family:

•                  NEO 2000 can accommodate up to 2 tape drives and 30 cartridges and can scale up to 8 modules high with 16 tape drives and 240 cartridges.

•                  NEO 4000 can accommodate up to four tape drives and 60 cartridges and can scale up to 4 modules high to comprise a system of 16 tape drives and 240 cartridges. Customers can configure NEO systems with a combination of NEO 2000 and 4000 modules.

•                  NEO 8000 consists of a base model with 100-cartridge capacity which can be scaled up to 500 cartridges through a field-enabled software key. Additionally, two NEO 8000s can be interconnected to provide up to 1,000 cartridge capacity.

•                  ARCvault – Overland’s newest family of tape automation solutions is designed to deliver better value to a price sensitive market.  We ultimately intend to deliver four products to the marketplace.  The following two products were launched in July 2006:

•                  ARCvault 12 autoloader consists of one tape drive and can accommodate up to 12 cartridges.

•                  ARCvault 24 tape library can accommodate up to two tape drives and 24 cartridges.

•                  Disk-based Backup Products – In August 2003, we began shipping our REO SERIES® of disk-based products based on the technology we received in the Okapi Software acquisition. The REOTM product family currently consists of three products:

•                  REO 1000 with 4 disk drives and a native capacity of up to 2.0 terabytes;

•                  REO 4000 with 8 disk drives and a native capacity of up to 4.0 terabytes; and

•                  REO 9000 with 12 or 24 disk drives and a native capacity of up to 12.0 terabytes.  The REO 9000 expansion array can be added to expand the capacity of an existing REO 9000 in increments of 4.0 terabytes up to a maximum system capacity of 44.0 terabytes.

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

•                  Protected Primary Storage – In July 2006, we launched ULTAMUS ProTM 500 with Protection OS based on the technology we obtained in the Zetta Systems acquisition.  ULTAMUS Pro 500 can be expanded to a raw capacity of 32.0 terabytes and is designed to protect data through snapshotting, block-level remote replication for disaster recovery and virtualization for simplified management.

•                  Related Products and Services– We have a variety of products and services supporting our tape libraries, PowerLoaders and loaders. We currently offer the following additional products and services:

•                  Desktop and internal upgrade tape drives.

•                  Spares, post warranty return-to-factory and on-site service.

•                  Media, including tape cartridges for SDLT and LTO formats.

•                  VR2® (Variable Rate Randomizer) – VR2 is our patented data encoding technology. This technology, which is embedded in an Applications Specific Integrated Circuit (ASIC) chip, is capable of significantly increasing the native capacity and data transfer rate performance of linear tape technologies without requiring any changes in tape path design, recording heads and/or media. This performance is accomplished by achieving encoding efficiency of greater than 99%. We have licensed VR2 to Tandberg Data ASA for use in its Scalable Linear Recording (SLR) tape drives, to Imation Corporation as the owner of the Travan technology format, to Quantum Corporation for use in its Travan tape drive offerings, and to Sun Storage Tek for use in its T9940 and T9840 drives and future tape drive products.

Customers

Our operating structure is optimized for our mid-range strategy in that our products do not require us to have a “direct” (to end-users) sales or service force. We sell all our products on an indirect basis, primarily through three channels or types of customers: (i) OEMs; (ii) distributors and (iii) VARs. Regardless of the channel through which they are sold, all of our products are designed and manufactured to meet OEM-level requirements and reliability standards.

•                  OEM Channel - Our significant OEM supply agreements have been with Hewlett Packard Company (HP) and International Business Machine Corporation (IBM), both of which incorporate our NEO products into their system offerings. Fujitsu Limited and NEC Corporation also purchase NEO products and sell them under their respective labels. However, we are required to sell to them through their appointed reseller, and consequently we classify them as VAR customers rather than OEM customers.

In August 2005, we announced that HP had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. Although HP will continue to purchase the tape automation products currently supplied by Overland for some time, the alternate supplier’s product will eventually replace the majority of those purchases. We cannot predict how quickly this transition will occur, but believe the effect on our revenue in fiscal 2007 will be significant.

In November 2005, we announced that Overland had been selected by a new-tier one OEM customer to supply it with Overland’s next generation tape library. We expect this business to contribute significantly to our revenue over the three-year life of the contract. Shipments to this OEM customer are currently scheduled to commence in the first half of fiscal 2007.

Although we continually strive to win new OEM business, the OEM sales cycle is often lengthy and uncertain. It typically consists of a general technology evaluation, qualification of product specifications, verification of product performance against these specifications, integration testing of the product within the customers’ systems, product announcement and volume shipment.

As is customary in the industry, our OEM contracts have an initial three-year term, provide for periodic price reviews and the customers are not required to purchase minimum quantities. Our existing contracts with HP (initially signed in August 2003 and extended for up to three years in July 2006) and IBM (initially signed in November 2002 and extended through November 2006) also provide that title to inventory shipped from our warehouse into various inventory hub locations remains with us until the products are pulled by HP or IBM to fulfill their customer orders. HP, including the former Compaq that HP acquired in May 2002, has been our largest customer, accounting for approximately 49.7%, 54.3% and 58.8% of sales in fiscal 2006, 2005 and 2004, respectively. No other customer accounted for more than 10% of sales in any year during the three-year period ended June 30, 2006.

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

•                  VAR Channel - Our VAR channel includes systems integrators and larger VARs. Some of our VARs qualify to purchase products direct from Overland while others purchase through the distribution channel. Some of these customers specialize in the insurance, banking, financial, geophysical or medical industries, and offer a variety of value-added services relating to our products. Our products frequently are packaged by these customers as part of a complete data processing system or combined with other storage devices, such as redundant array of independent disks (RAID) systems, to deliver a complete storage subsystem. These customers also recommend our products as replacement solutions when backup systems are upgraded, and bundle our products with storage management software specific to the end-user’s system. We support this channel through our field sales representatives.

Our products are sold both domestically and internationally and we have sales personnel located in various cities throughout the world. We divide our sales into three geographical regions: (1) the Americas, consisting of North and South America; (2) Europe, Middle East and Africa (EMEA); and (3) Asia Pacific (APAC). Primary support for customers in the Americas is provided from our San Diego headquarters office. EMEA is supported by our wholly-owned subsidiaries located in Wokingham, England; Paris, France; and Munich, Germany. The subsidiary in England provides sales, technical support and repair services, while the subsidiaries in France and Germany provide sales and technical support. Our APAC customers are supported by our sales offices in Singapore and Korea. We assign to our international distributors the right to sell our products in a country or group of countries. In addition, many domestic customers ship a portion of our products to their overseas customers. Our foreign sales for fiscal 2006, 2005 and 2004 were approximately $118.2 million, $138.5 million and $116.5 million, respectively, representing 56.5%, 58.8% and 48.9%, respectively, of our total net revenue. Foreign sales in the United Kingdom and Singapore, primarily in our OEM channel, were approximately $47.9 million and $22.9 million, respectively, in fiscal 2006, $65.8 million and $21.8 million, respectively, in fiscal 2005 and $67.2 million and $9.4 million, respectively, in fiscal 2004.

Our marketing efforts include support for both our OEM and branded customers. Our branded channel partners are provided with a full range of marketing materials, including product specification literature, software connectivity information and application notes. In addition, Overland offers lead generation opportunities and market development funds to our key channel partners. Our sales management and engineering personnel provide support to the channel partners and, in certain instances, visit potential customer sites to explain and demonstrate the technical advantages of our products. We maintain press relations both domestically and in Europe, and participate in national and regional trade shows in varying degrees both domestically and internationally.

Sales to customers outside of the United States represent a significant portion of our sales. International sales are subject to various risks and uncertainties. See “Our international operations are important to our business and involve unique risks” in Risk Factors below. Sales generated by our European channel generally show seasonal slowing during our first fiscal quarter (July through

September), reflecting the summer holiday period in Europe.

Customer Service and Support

Our technical support personnel are trained on our products, compatibility between multiple hardware platforms, operating systems and backup, data interchange and storage management software and are equipped to respond to customer inquiries. Additionally, our application engineers are available to solve more complex customer problems. Customers that need service and support can contact us through our toll-free telephone lines, facsimile and Internet e-mail. Application notes and user manuals can be obtained directly from our website.

We generally provide a three-year advance replacement return-to-factory warranty on our NEO SERIES, REO SERIES, PowerLoader® and LoaderXpress® products. We also provide on-site service, where available, for the first warranty year of the NEO SERIES products for which we contract with third-party service providers. For our ARCvault product, we offer a one-year advance replacement return-to-factory warranty. For most products, we offer a program called XchangeNOW® as part of our return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request. The customer ships the defective unit back to us using the shipping materials from the replacement unit. Separately priced extended on-site warranties are offered for sale to customers. We contract with outside vendors to provide service relating to all on-site warranties.

Research and Development

We incurred research and development (R&D) costs of $18.8 million, $10.7 million and $7.3 million in fiscal 2006, 2005 and 2004, respectively, representing 9.0%, 4.5% and 3.0%, respectively of net revenue. We currently employ 89 people in our R&D department, including electrical, mechanical, software, hardware and firmware engineers who support our products. In fiscal 2006, our development efforts were focused on three projects: (1) our new ARCvault tape automation platform; (2) our new ULTAMUS protected primary storage appliance based on the technology we obtained in the August 2005 acquisition of Zetta Systems; and (3) the addition of scalability to our current line of REO disk based backup and recovery appliances. In fiscal 2007, we expect to complete the development of the ARCvault tape automation products, including distinct versions of the products for our new OEM customer.  We also plan to develop next generation platforms and follow-on products of REO and ULTAMUS.  We expect R&D expenditures to decline throughout fiscal 2007 as these developments are completed.

Manufacturing and Suppliers

Historically, we have maintained a fully integrated factory in San Diego, California. However, in September 2004, in order to reduce our cost structure, increase our flexibility and improve our focus on product development, we announced plans to outsource all of our manufacturing to Sanmina-SCI Corporation (Sanmina). The transition of the manufacturing of all of our products to Sanmina’s Rapid City, South Dakota plant was completed in August 2005.

Since then, we have purchased completed products from Sanmina. Sanmina has generally been responsible for procuring all raw materials and producing the products to meet our specifications. However, we continue to purchase tape drives and certain printed circuit boards (PCBs), which are incorporated into our tape automation products, and consign the drives and PCBs to Sanmina. Tape drives are the most expensive material component of these products and consignment enables us to avoid an additional markup from Sanmina. For a small portion of our tape drive requirements, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. From time to time in the past, we have not obtained as many drives as we have needed from various vendors due to drive shortages or quality issues.

During fiscal 2006, we failed to achieve the customer service levels, product quality and cost reductions we expected from the outsourcing.  Additionally, we incurred a significant amount of redundant costs to support the outsourcing which eroded our gross margins during the year.  As a consequence, we have decided to bring manufacturing back to our San Diego facility.  As of July 2006, we are manufacturing our new ARCvault product in San Diego, and our plan calls for the transition of all products back to San Diego by December 31, 2006.

In general, Overland-branded products are not manufactured until an order is received. The typical lead-time for manufacturing products is three to five days and backlog is generally not a significant factor to our business. Our two largest OEM customers, HP and IBM, have both required that we maintain inventory on hand, known as buffer stock, at any given time sufficient to supply their forecasted requirements for the next three weeks. They provide weekly forecast information that allows us to manage both raw material and finished goods inventories. The buffer stock is shipped into various distribution hubs around the world and we retain ownership of that inventory until it is pulled by HP or IBM to fulfill customer orders, at which time revenue is recognized.

Competition

The worldwide storage market is intensely competitive and barriers to entry are relatively low. However, no significant new entry has occurred in several years. Our competitors vary in size from small start-ups to large multi-national corporations who have substantially greater financial, R&D and marketing resources. In the tape automation market, our primary competition includes Quantum Corporation and Advanced Digital Information Corporation (acquired by Quantum Corporation, in August 2006) with limited competition from Sun Storage Tek in larger scale libraries. Key competitive factors include product features, reliability, durability, scalability and price.

Our disk-based products currently compete with products made by IBM, HP, EMC Corporation, Quantum Corporation, Advanced Digital Information Corporation (acquired by Quantum Corporation in August 2006), Sun Storage Tek, Network Appliance, Inc. and numerous small startups. We believe additional competitors are likely to enter the market.  Key competitive factors in these markets include performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements and total value of ownership.

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

We presently hold 16 United States patents and have seven United States patents pending. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. These rights, however, may not prevent competitors from developing substantially equivalent or superior products to ours. In addition, our present and future patents may be challenged, invalidated or circumvented, reducing or eliminating our proprietary protection.

VR2 Technology – We have entered into various intellectual property licensing agreements relating to our VR2 technology. These agreements require the payment of royalty fees based on sales by licensees of products containing VR2. In certain instances, we sell to the licensee ASIC chips embodying VR2 priced to include the cost of the chip plus an embedded royalty fee.

Employees

As of July 2, 2006, we had 360 employees, including 143 in sales and marketing, 89 in research and development, 79 in manufacturing and operations and 49 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the employees and we believe that our relationship with our employees is good.

ITEM 1A. Risk Factors

An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider each of the following risk factors in evaluating our business and prospects as well as an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information included or incorporated by reference in this report.

Our business has been highly dependent on sales to large OEM customers and we are currently experiencing a customer transition.

Hewlett-Packard Company (HP), including the former Compaq which HP acquired in May 2002, has been our largest customer, accounting for approximately 49.7% of net revenue in fiscal 2006, 54.3% of net revenue in fiscal 2005 and 58.8% of net revenue in fiscal 2004. No other customer accounted for more than 10% of net revenue in fiscal 2006. Neither HP nor any other customer is obligated to purchase a specific amount of our products or provide binding forecasts of purchases for any period.

In August 2005, we announced that HP had selected an alternate supplier for its next-generation mid-range tape automation product. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. We expect HP to continue to purchase the tape automation products currently supplied by us for some time, but the new product will eventually replace the majority of those purchases. We cannot predict how quickly this transition will occur, but we believe the effect on our revenue during fiscal 2007 will be significant.

In addition, in November 2005, we announced that Overland had been selected by a new tier one OEM customer to supply it with Overland’s next generation tape library. Although we expect shipments to this OEM customer to commence in the first half of fiscal 2007, the actual launch date is at the discretion of the customer and we cannot accurately predict the pace at which sales to this customer will accelerate. Once these sales occur, we believe our business will become dependent on sales to this customer. This customer will not be obligated to purchse a specific amount of our products or provide binding forecasts of purchases for any period.

We outsourced all of our manufacturing to Sanmina-SCI Corporation (Sanmina), but now are in the process of returning manufacturing to our San Diego facility. If we are unable to complete the transition efficiently, or obtain our products from Sanmina in a cost effective and timely manner that meets our customers’ expectations our business, financial condition and results of operations could be materially and adversely affected.

In August 2005, we completed the outsourcing of all our manufacturing to Sanmina. During fiscal 2006, we failed to achieve the customer service levels, product quality and cost reductions expected from the outsourcing.  We also incurred a significant amount of redundant costs to support the outsourcing which eroded our gross margins during the year. As a consequence, we have decided to bring manufacturing back to our San Diego facility.

We face a number of risks during this transition. We may continue to experience product quality issues and shortages from Sanmina.  We may experience difficulties in re-establishing our production lines in San Diego that could also result in shortages and product quality issues.  Additionally, our agreement with Sanmina commits us to purchase products and materials based upon the forecast of customer demand that we provide. As a consequence of the termination of this agreement, we will be obligated to purchase finished goods and component parts based on such forecasts.  If such forecasts prove to be higher than current customer demand, we may experience higher than normal inventory carrying costs and some of the inventory may become obsolete either of which could reduce our gross margins.

Our internal controls and procedures related to accounts payable cut-off need to be improved.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In making this assessment, management used the criteria set forth in the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control–Integrated Framework.

As of July 2, 2006, the Company did not maintain effective controls over the completeness and accuracy of accounts payable and accrued expenses. Specifically, controls over cut-off and completeness of accounts payable and accrued expenses were insufficient to ensure that invoices from certain vendors were properly evaluated at period end.  We believe the deficiency resulted primarily from the departures of our controller and accounting manager in April and May 2006, and the resulting reassignment of tasks until the positions were filled in June and July 2006.  This control deficiency resulted in audit adjustments to the Company’s 2006 annual consolidated financial statements and the interim consolidated financial statements for the quarter ended July 2, 2006. Additionally, this control deficiency could result in a misstatement of the Company’s accrued liabilities, cost of revenue, and operating expenses that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

If we are unable to improve our internal controls related to accounts payable and accrued expenses, our ability to report our financial results on a timely and accurate basis will be adversely affected, which could in turn have a material adverse effect on our ability to operate our business and remain listed on the Nasdaq Global Market, and could result in legal sanctions or private lawsuits filed against us or our management. Our stock price could decline as a result of any of these occurrences.

Even if the remedial measures discussed in “Controls and Procedures” below are effective at remediating the material weakness, our internal control over financial reporting may not prevent future errors or fraud, since any control system, no matter how well designed, can provide only reasonable and not absolute assurance that the objectives of the control system will be achieved.

We plan to replace our ERP System in several years, and this may be disruptive to our business.

Our ERP system is approximately 10 years old, and we anticipate the need to replace it in several years. Transition to a new ERP system will be expensive and time consuming and, if problems occur in the transition, our business and results of operations may be materially and adversely affected. In addition, we have modified this system significantly during its term of use and it is possible that we would experience a significant system failure before we replace the system. Any such failure also may materially and adversely affect our business and results of operations.

Our financial results may fluctuate substantially for many reasons, and past results should not be relied on as indications of future performance.

All of the markets that we serve are volatile and subject to market shifts, which we may not be able to discern in advance. A slowdown in the demand for workstations, mid-range computer systems, networks and servers could have a significant adverse effect on the demand for our products in any given period. We have experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. Our customers may cancel or delay purchase orders for a variety of reasons, including the rescheduling of new product introductions, changes in their inventory practices or forecasted demand, general economic conditions affecting our customers’ markets, changes in our pricing or the pricing of our competitors, new product announcements by us or others, quality or reliability problems related to our products or selection of competitive products as alternate sources of supply. In particular, our ability to forecast sales to distributors, integrators and value-added resellers is especially limited as these customers typically provide us with relatively short order lead times or are permitted to change orders on short notice. Given that a large portion of our sales are generated by our European channel, our first fiscal quarter (July through September) is commonly impacted by seasonally slow European orders, reflecting the summer holiday period in Europe. In addition, none of our customers is obligated to purchase a specific amount of our products.

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

Based on all of the foregoing, we believe that our revenue and operating results will continue to fluctuate, and period-to-period comparisons are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, in some future quarters, our revenue and operating results could be below the expectations of public market analysts or investors, which could result in a material adverse effect on the price of our common stock. In addition, portions of our expenses are fixed and difficult to reduce if revenue does not meet our expectations. These fixed expenses magnify the adverse effect of any revenue shortfall.

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

Our business is highly dependent on the continued market acceptance and usage of tape-based systems for data backup and recovery.

We have historically derived a majority of our revenue from products based on the use of magnetic tape drives for backup and recovery of digital data. Our tape-based storage solutions now compete directly with other storage technologies, such as hard disk drives, and may face competition in the future from other emerging technologies. The prices of hard disk drives continue to decrease while capacity and performance have increased. We expect that our tape-based products will face increased competition from these alternative technologies and come under increasing price pressure. If our strategy to compete in disk-based markets does not succeed, our business, liquidity, results of operations and financial condition will be materially and adversely affected.

Our disk-based products involve many significant risks.

In August 2003, we began shipping our REO SERIES of secondary disk-based backup and recovery products based on technology acquired from Okapi Software. In July 2006, we launched ULTAMUS Pro 500, a disk-based protected primary storage solution, with embedded Protection OS software based on the technology obtained in August 2005 from Zetta Systems.

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

Before our acquisition of Okapi Software, we were not involved in the development, marketing and sale of disk-based products, and before our acquisition of Zetta Systems, we were not involved in the protected primary storage market. The protected primary storage area is still new to many of our personnel. We will need to continuously update and upgrade these products to stay competitive. Any delay in the commercial release of new or enhanced disk-based products could result in a significant loss of potential revenue and may adversely impact the market price of our common stock.

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

Development schedules for high technology products are inherently subject to uncertainty. We may not meet our product development schedules, including those for products based on our disk-based technologies, and development costs could exceed budgeted amounts. Our business, liquidity, results of operations and financial position may be materially and adversely affected if the products or product enhancements that we develop are delayed or not delivered due to developmental problems, quality issues or component shortage problems, or if our products or product enhancements do not achieve market acceptance or are unreliable. The introduction, whether by us or our competitors, of new products embodying new technologies, such as new sequential or random access mass storage devices, and the emergence of new industry standards could render existing products obsolete or not marketable, which may have a material adverse effect on our business, liquidity, results of operations and financial position.

Our international operations are important to our business and involve unique risks.

Historically, sales to customers outside of the United States have represented a significant portion of our sales and we expect them to continue representing a significant portion of sales. Sales to customers outside the United States are subject to various risks, including:

•                  the imposition of governmental controls mandating compliance with various foreign and U.S. export laws;

•                  currency exchange fluctuations and weak economic conditions in foreign markets;

•                  political and economic instability;

•                  trade restrictions;

•                  changes in tariffs and taxes;

•                  longer payment cycles (typically associated with international sales); and

•                  difficulties in staffing and managing international operations.

Furthermore, we may not be able to comply with changes in foreign standards in the future. Our inability to design products that comply with foreign standards could have a material adverse effect on our business, liquidity, results of operations and financial position.

We are subject to exchange rate risk in connection with our international operations.

We do not currently engage in foreign currency hedging activities and therefore we are exposed to some level of currency risk. Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation.

 Our ability to compete effectively depends in part on our ability to protect our intellectual property rights effectively.

We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws to protect our intellectual property rights. These rights may not however prevent competitors from developing products that are substantially equivalent or superior to our products. To the extent we have or obtain patents, such patents may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or declared unenforceable. In addition, current or future patent applications may not result in the issuance of patents in the United States or foreign countries. The laws of certain foreign countries may not protect our intellectual property to the same extent as U.S. laws. Furthermore, competitors may independently develop similar products, duplicate our products or, if patents are issued to us, design around these patents.

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

Our business is such that we may at any time be sued for infringing the patent rights or misappropriating the proprietary rights of others. For example, during fiscal 2004 we settled a case alleging patent infringement. Intellectual property litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our business, liquidity, results of operations and financial condition. In addition, litigation is time consuming and diverts management attention and resources away from our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Any required license may not be available to us on acceptable terms, or at all. Some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market some of our products, which could have a material adverse effect on our business, liquidity, financial condition and results of operations.

We have made a number of acquisitions in the past and may make acquisitions in the future. The failure to successfully integrate acquisitions, could harm our business, financial condition and operating results.

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

Future mergers and acquisitions by us also may result in dilutive issuances of our equity securities and the incurrence of debt, amortization expenses and potential impairment charges related to intangible assets. Any of these factors could adversely affect our business, liquidity, results of operations and financial position.

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

The European Union (EU) enacted Directive 2002/96/EC on Waste Electrical and Electronic Equipment (WEEE), which regulates the collection, recovery and recycling of waste from electrical and electronic products, and Directive 2002/95/EC on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS), which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium and halogenated flame-retardants. Detailed regulations on practices and procedures related to WEEE and RoHS continue to evolve in member states and we have yet to assess fully the ramifications to our products. In order to comply with the WEEE directive, we intend to join a consortium and contribute to the cost of collection, treatment, disposal and recycling of past and future covered products. We believe the costs to comply with WEEE will not be material. Compliance with the RoHS directive is a very significant effort that is currently underway. It requires us to source new compliant components for virtually all of our hardware products either from existing or alternate suppliers so that no electrical products failing to meet RoHS standards are put on the EU market. At this time we cannot provide assurance that compliance with RoHS will not have a material adverse effect on our business, liquidity, results of operations and financial condition.

ITEM 1B. Unresolved Staff Comments.

We have no unresolved comments from the SEC.

ITEM 2. Properties.

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

We lease a 17,000 square foot facility located in Wokingham, England, which houses sales, technical support and repair services. The lease expires in January 2018. We also maintain small sales offices located close to Paris, France, Munich, Germany, Singapore and Korea and a research and development office located near Seattle, Washington.

ITEM 3. Legal Proceedings.

We are from time to time involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. We do not believe any such legal proceedings or claims will have, individually or in the aggregate, a material adverse effect on our business, liquidity, results of operations and financial condition. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on The NASDAQ Global Market under the symbol “OVRL”. As of September 8, 2006, there were approximately 82 shareholders of record. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The high and low sales prices of our common stock from June 28, 2004 through July 2, 2006 were as follows:

	Sales Prices
	High	Low
Fiscal Year 2006:
Fourth quarter	$9.38	$6.61
Third quarter	9.86	8.04
Second quarter	8.75	7.49
First quarter	10.38	6.69
Fiscal Year 2005:
Fourth quarter	$14.63	$9.44
Third quarter	16.84	14.28
Second quarter	17.01	13.72
First quarter	14.42	9.90

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Share Repurchase Authorization

In October 2005, our board of directors expanded our share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock on the open market or through negotiated transactions. This repurchase authority allows us to repurchase our common stock selectively from time to time in the open market, through block trades or otherwise, or in privately negotiated transactions. Depending on market conditions and other factors, at any time or from time to time, the board may modify the program or commence or suspend purchases without prior notice. There is no fixed termination date for the repurchase program. During fiscal 2006 and 2005, an aggregate of approximately 1.3 million shares and 32,500 shares, respectively, were repurchased at a cost of approximately $10.8 million and $309,000, respectively, pursuant to the repurchase program. Repurchases during the fourth quarter of fiscal 2006 are summarized in the table below:

ISSUER PURCHASES OF EQUITY SECURITIES

UNDER SHARE REPURCHASE AUTHORIZATION

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 3 through April 30, 2006	—	$—	—	1,563,982
May 1 through May 28, 2006	293,600	$8.25	293,600	1,270,382
May 29, through July 2, 2006	105,300	$7.67	105,300	1,165,082
Total	398,900	$8.10	398,900	1,165,082

ITEM 6. Selected Financial Data.

The following selected financial data has been derived from our audited consolidated financial statements and the related notes. This information should be read in conjunction with Item 7 of this report,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and the related notes set forth at the pages indicated in Item 15(a)(1) of this Report.

	Fiscal Year
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Income Statement Data:
Net revenue	$209,038	$235,687	$238,139	$195,881	$163,380
Gross profit	46,446	60,917	64,654	54,018	42,445
(Loss) income from operations	(25,931)	3,524	15,598	10,310	6,516
(Loss) income before income taxes	(23,311)	5,068	16,199	10,193	6,839
Net (loss) income	(19,486)	4,578	10,625	6,682	4,493
Net (loss) income per share(1):
Basic	$(1.42)	$0.33	$0.79	$0.59	$0.42
Diluted	$(1.42)	$0.32	$0.74	$0.54	$0.40

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$62,512	$76,887	$69,657	$55,020	$26,884
Working capital	76,381	110,363	103,244	84,326	54,463
Total assets	144,769	164,554	144,851	130,922	81,003
Long-term debt, inclusive of current portion	—	—	—	3,957	4,655
Shareholders’ equity	95,438	121,494	113,514	93,264	59,266

(1)          See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income per share.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

Our strategy is to become a market leader and innovative supplier of a complete portfolio of tiered data storage solutions by providing intelligent storage appliances with embedded protection software designed to work together to ensure that information is “automatically safe, readily available and always there.”  We intend to deliver products to address all three tiers of data storage:  protected primary disk, secondary disk-based backup and tertiary automated tape libraries for archival. Our focus will continue to be on mid-range solutions that can be easily sold worldwide through OEMs and our indirect network of distributors and resellers. We intend to leverage our leadership position in mid-range tape automation to achieve a similar position in primary and secondary intelligent disk-based appliances.

Fiscal 2006 and 2007 are significant transition years for Overland. We are currently in the midst of a major customer transition during which sales to our largest OEM customer are declining while sales to a new tier-one OEM customer have not yet commenced. Additionally, in fiscal 2006, we made the largest single year investment in new product development in the Company’s history, both as a percent of revenue and in actual dollars spent. This investment level will decline to a more typical level during fiscal 2007.  We are investing heavily in the development of ARCvault, our new line of tape automation products, expansion of REO, our disk-based backup products, and our entry into the protected primary storage market through our August 2005 acquisition of Zetta Systems (the acquisition of Zetta). After the acquisition of Zetta, the combined Overland and Zetta development teams incorporated the Zetta technology into our new line of intelligent appliances called ULTAMUSTM.

In August 2005, Hewlett-Packard Company (HP) informed us of its decision not to purchase from Overland its next-generation, mid-range tape automation product line. HP will continue to purchase the tape automation products currently supplied by us for some time, however, the new product from an alternate supplier is expected to replace the majority of those purchases eventually. We cannot predict how quickly this transition will occur, but we believe the affect on our revenue in fiscal 2007 will be significant. Our original three-year contract with HP expired in July 2006, but has been extended and will continue in effect until July 2009 unless terminated earlier by either party.  The contract does not commit HP to buy specific quantities of product at any time.

In October 2005, Overland entered into a contract with a new tier-one OEM customer to supply it with Overland’s next generation tape library.  The contract has a three-year term with automatic one-year renewals thereafter, unless either party provides a non-renewal notice 180 days before the end of the then current term.  We expect this business to contribute significantly to our revenue over the life of the contract.  Shipments to this OEM customer are currently scheduled to commence in the first half of fiscal 2007.

The development of our new ARCvault line of tape automation products began in April 2005 and we launched the first two of four such products through our branded sales channel in July 2006. ARCvault is based on a new platform that was developed in-house by our engineering team. The new products will replace our existing loader and power-loader products and all are designed to be price competitive in the marketplace. We expect that these new products will result in some erosion of our branded channel sales of existing NEO 2000; the NEO line of products has significantly greater enterprise-class features and we believe it will continue to have a market with enterprise customers.

In October 2005, we introduced the REO 9000 Expansion Array. This array, developed in response to customer demand, enables our REO product line to scale from one terabyte up to 38 terabytes. Shortly thereafter, we announced that we had signed a license agreement with HP, who had chosen our REO Protection OS software as the basis for a disk-based virtual tape solution that HP launched in May 2006. We anticipate that this license agreement could result in annual royalties and incremental gross profit contribution to Overland in the range of $2.0 million to $4.0 million once the product has been fully deployed.

We completed the transfer of all of our manufacturing operations to Sanmina-SCI Corporation (Sanmina) in August 2005. In

fiscal 2005, we recorded $2.1 million to cost of revenue in pretax charges for severance costs related to the outsourcing and other obligations. During the first three quarters of fiscal 2006, we recorded $770,000 in pretax charges to cost of revenue for other obligations related to the outsourcing, including a charge of $704,000 for the estimated fair value of the liability associated with leased warehouse space that we permanently ceased using in December 2005. In June 2006, we decided to terminate the relationship with Sanmina and return manufacturing to San Diego. As a result, we recorded a pre-tax credit of $536,000 in the fourth quarter to reverse the remaining excess facilities liability previously recorded.

During the fourth quarter of fiscal 2006, the Company recorded certain amounts relating to prior 2006 quarters and prior years resulting in a reduction of its net loss by $313,000 ($0.03 per share) and $324,000 ($0.02 per share) for the quarter and year ended July 2, 2006, respectively. The Company concluded that the amounts were not material to any previously-reported annual or interim period nor was the cumulative amount material to the current fiscal year. As such, the amounts were recorded in the fourth quarter of fiscal 2006 and prior periods were not restated.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, share-based compensation, bad debts, inventories, intangible and other long-lived assets, warranty obligations and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred. Under this policy, revenue on direct product sales (excluding sales to distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy. Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time revenue is recognized.

We have entered into various licensing agreements relating to our Variable Rate Randomizer (VR2) technology. These agreements typically call for royalty fees based on sales by licensees of products containing VR2. Royalties on sales by licensees of products containing VR2 are recorded when earned, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase from us the Applications Specific Integrated Circuit (ASIC) chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee; and revenue on ASIC chip sales is recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

When elements such as hardware and services are contained in an arrangement, we allocate revenue to the separate elements based on relative fair value, provided we have fair value for all elements of the arrangement. If in an arrangement we have fair value for undelivered elements but not the delivered element, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements.  Undelivered elements typically include services.  Revenue from extended warranty and product service contracts is initially deferred and recognized as revenue ratably over the contract period.

Share-Based Compensation

Share-based compensation expense can be significant to our results of operations, even though no cash is used for such expense. In determining period expense associated with unvested options, we estimate the fair value of each option at the date of grant. We use the Black-Scholes option pricing model to determine the fair value of the award. This model requires the input of highly subjective assumptions, including the expected volatility of our stock and the expected term the average employee will hold the option prior to the date of exercise. In addition, we estimate pre-vesting forfeitures for share-based awards that are not expected to vest. We primarily use historical data to determine the inputs and assumptions to be used in the Black-Scholes pricing model. Changes in these inputs and assumptions could occur and could materially affect the measure of estimated fair value and make it difficult to compare the results in future periods to our current results.

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

Inventory Valuation

We record inventories at the lower of cost or market. We assess the value of our inventories periodically based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, we adjust our inventory for obsolete or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value. Likewise, we record an adverse purchase commitment liability when anticipated market sales prices are lower than committed costs. If actual market conditions are less favorable than what we projected, we may need to record additional inventory adjustments and adverse purchase commitments.

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

The determination of the value of these components of a business combination and associated asset useful lives require management to make various estimates and assumptions. Critical estimates in valuing intangible assets may include but are not limited to: future expected cash flows from product sales and services, maintenance agreements, and acquired development technologies and patents or trademarks; expected costs to develop the IPR&D into commercially viable products and estimated cash flows from projects when completed; the acquired company’s brand awareness and market position; assumptions about the period of time the acquired products and services will continue to be used in our product portfolio; and discount rates. Management’s estimates of fair value and useful lives are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur and assumptions may change. Estimates using different assumptions could also produce significantly different results.

We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance or viability of the acquired assets, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with our acquired assets are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Impairment of Long-Lived Assets

We test for recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. When the carrying value is not considered recoverable, an impairment loss, for the amount by which the carrying value of a long-lived asset exceeds its fair value, is recognized with an offsetting reduction in the carrying value of the related asset(s). In such circumstances, we may incur material charges relating to the impairment of such asset. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset or asset group using a discount rate determined by management to be commensurate with the risk inherent in our current business model. To date, we have not recorded any material impairment losses.

The assumptions supporting the cash flows, including the discount rates, are determined using management’s best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets and future results of operations could be adversely affected.

Warranty Obligations

We generally provide a three-year advance replacement return-to-factory warranty on our NEO SERIES, REO SERIES, PowerLoader and LoaderXpress products. We also provide on-site service, where available, for the first warranty year of the NEO SERIES products for which we contract with third-party service providers. For our ARCvault product, we offer a one-year advance replacement return-to-factory warranty. For most products, we offer a program called XchangeNOW as part of our return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request. The customer ships the defective unit back to us using the shipping materials from the replacement unit. We record a provision for estimated future warranty costs at the time of shipment for both the return-to-factory and on-site warranties. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.

Separately priced extended on-site warranties are offered for sale to customers. We contract with outside vendors to provide service relating to all on-site warranties. Extended warranty revenue and amounts paid in advance to outside service organizations are deferred and recognized as revenue and cost of revenue, respectively, over the period of the service agreement.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that it is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit (as we had in fiscal 2006). If the valuation allowance, recorded in fiscal 2006, is released in a future period, income tax expense will be reduced accordingly.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimates of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Results of Operations

The following tables set forth certain financial data as a percentage of net revenue:

	Fiscal Year
	2006	2005	2004

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	77.8	74.2	72.9
Gross profit	22.2	25.8	27.1
Operating expenses:
Sales and marketing	18.1	14.6	13.0
Research and development	9.0	4.5	3.0
General and administrative	7.0	5.2	4.6
In-process research and development	0.5	—	—
	34.6	24.3	20.6
(Loss) income from operations	(12.4)	1.5	6.5
Other income, net	1.2	0.7	0.3
(Loss) income before income taxes	(11.2)	2.2	6.8
(Benefit from) provision for income taxes	(1.9)	0.3	2.3
Net (loss) income	(9.3)	1.9	4.5

Fiscal 2006 Compared to Fiscal 2005

Net Revenue. Net revenue decreased from $235.7 million during fiscal 2005 to $209.0 million during fiscal 2006. The decrease of $26.7 million, or 11.3%, is due to a 20.1% decrease in revenue from OEM customers offset by a 0.9% increase in sales of branded products and a 72.9% increase in extended warranty service revenue associated with more warranty contracts being sold. We finished the year with a $5.0 million backlog due to production and inventory problems at our outsourced manufacturer which delayed shipping of products, principally to HP and to one of our Asia Pacific (APAC) OEM customers.

The decrease in OEM revenue is primarly due to the expected decline in shipments of our NEO products to HP and IBM as these customers begin to transition to alternate products sourced from other suppliers. Net revenue from HP represented approximately 49.7% of net revenue in fiscal 2006 compared to 54.3% of net revenue for fiscal 2005.

Net revenue from Overland branded products increased from $93.2 million during fiscal 2005 to $94.1 million during fiscal 2006. The increase of approximately $900,000 was the result of a 19.0% increase in sales of branded products in our APAC region offset by a 12.5% decline in sales within our EMEA (Europe, Middle East and Africa) region.

VR2 revenue during fiscal 2006 of $2.9 million was comprised of royalties of $1.8 million and chip sales of $1.1 million. VR2 revenue during fiscal 2005 of $2.2 million was comprised of royalties of $1.9 million and $240,000 in chip sales.

A summary of the sales mix by product for the periods presented in the Consolidated Statement of Operations follows:

	Fiscal Year
	2006	2005	2004
LibraryXpress products:
NEO Series	62.8%	68.0%	68.8%
Loaders	7.4	8.9	10.3
	70.2	76.9	79.1
Spare parts, drives, other	21.9	17.9	18.6
Disk based	6.5	4.2	0.7
VR2	1.4	1.0	1.6
	100.0%	100.0%	100.0%

Gross Profit. Gross profit decreased from $60.9 million during fiscal 2005 to $46.4 million during fiscal 2006. The decrease of approximately $14.5 million or 23.8% is primarily the result of the 11.3% decline in revenue, as well as amortization expense of $2.7 million related to technology obtained in the Zetta acquisition. Additionally, we experienced (i) approximately a 4.5% increase in costs associated with all non- VR2and non-spares and other products (which increases were not passed on to our customers), (ii) a decrease in the number of units sold within our branded channel and to our OEMs, and (iii) redundant costs to support Sanmina, our outsourced manufacturer.

Share-Based Compensation. During fiscal 2006, we recorded $2.0 million of share-based compensation charges associated with the adoption of SFAS No. 123(R), of which $13,000 was allocated to cost of revenue, $621,000 was allocated to sales and marketing, $206,000 to research and development and $1.2 million to general and administrative expenses.

Sales and Marketing Expense. Sales and marketing expenses increased to $37.9 million during fiscal 2006 from $34.4 million during fiscal 2005. The increase of approximately $3.5 million or 10.3% is primarily associated with increased compensation expense of approximately $3.1 million associated with an increase in headcount of 10 employees and $615,000 in share-based compensation expense not included in fiscal 2005, partially offset by reduced promotional spending of approximately $888,000.

Research and Development Expense. Research and development expenses increased to $18.8 million during fiscal 2006 from $10.7 million during fiscal 2005. The increase of approximately $8.1 million or 75.5% is primarily due to a $5.7 million increase in compensation costs associated with an increase in headcount resulting from the acquisition of the Zetta development team and $1.6 million in costs related to development of our new tape library platform.

General and Administrative Expense. General and administrative expenses increased to $14.6 million during fiscal 2006 from $12.3 million during fiscal 2005. The increase of approximately $2.3 million or 18.2% is primarily due to (i) $1.1 million share-based compensation costs not included in the prior year period, (ii) $902,000 in higher than expected legal fees due to the accumulation of our shares in early fiscal 2006 by a competitor, (iii) $105,000 severance costs and (iv) $197,000 in increased IT spending, partially offset by a reduction in readiness costs associated with Section 404 of the Sarbanes-Oxley Act of 2002.

In-Process Research and Development. The purchase price of our recent acquisition of Zetta was assigned to the fair value of the assets acquired, including in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established. Therefore, the in-process research and development of $1.1 million was recorded as expense at the date of the acquisition.

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

Assumptions underlying the valuation of acquired in-process research and development from Zetta included the following (in thousands, except percentages):

Project names	Non-High Availability Version	High Availability Version

Estimated costs to complete technology at acquisition date	$164	$153
Percent completed as of acquisition date	57.0%	19.5%
Risk-adjusted discount rate	37.8%	37.8%
First period of expected revenue	Third quarter FY 06	Fourth quarter FY 06

In comparison to our original expectations at the time of purchase, we have experienced a two-quarter delay in both projects.  The non-high availability version of the product, referred to as ULTAMUS Pro 500, was launched in the first quarter of fiscal year 2007, and the high availability version is still under development.  As a consequence, we have incurred more development expense than originally expected, and there has been a delay in generating the return on our investment.  Despite this, we continue to believe that the product will ultimately be successful and the value of the capitalized intangible assets will be recovered.

Interest Income. Interest income increased to $2.8 million during fiscal 2006 from $1.6 million during fiscal 2005. The increase of approximately $1.2 million or 71.8% is due to higher average yields when compared to fiscal 2005.

(Benefit from) Provision for Income Taxes. We recorded an income tax benefit of $3.8 million for fiscal 2006 compared to income tax expense of $490,000 for fiscal 2005. The change of approximately $4.3 million is primarily due to our loss in fiscal 2006 versus income in fiscal 2005, partially offset by the impact of recording a full valuation allowance, against our net deferred tax assets, for fiscal 2006. The benefit of $3.8 million recorded in fiscal 2006 represents the current benefit earned for losses that can be carried back to prior years’ tax returns for refund claims.

Fiscal 2005 Compared to Fiscal 2004

Net Revenue. Net revenue decreased from $238.1 million in fiscal 2004 to $235.7 million in fiscal 2005. The decrease of $2.4 million or 1.0% is primarily due to a 9.5% decrease in revenue from OEM customers. This decrease is primarily a result of declining sales to HP. Net revenue from HP represented approximately 54.3% of net revenue in fiscal 2005 compared to approximately 58.8% in fiscal 2004.

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

VR2 revenue in fiscal 2005 decreased from $3.8 million in fiscal 2004 to $2.2 million in fiscal 2005. This decrease of $1.6 million or 42.1% was the result of declining chip sales. In fiscal 2005, royalties represented $1.9 million of VR2 revenue compared to $1.7 million in fiscal 2004. During fiscal 2005 chip sales decreased to $240,000 from $2.0 million in fiscal 2004.

Gross Profit. Gross profit decreased from $64.7 million in fiscal 2004 to $60.9 million in fiscal 2005. The decrease of approximately $3.8 million or 5.8% is primarily due to the decrease in net revenue of $2.4 million, and an increase of $2.1 million in cost of revenue associated with the outsourcing of our manufacturing activities. In addition, during fiscal 2005 warranty costs increased by $2.6 million as a result of more products under warranty compared to the prior year. These cost increases were partially offset by favorable product mix within our branded channel and a larger concentration of higher margin sales of branded products versus lower margin OEM products.

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

Interest Income. Interest income increased to $1.5 million in fiscal 2005 from $533,000 in fiscal 2004. The increase of approximately $1.0 million or 181.4% is due to higher average cash balances combined with higher average yields when compared to fiscal 2004.

Provision for Income Taxes. Provision for income taxes decreased from $5.6 million in fiscal 2004 to $490,000 in fiscal 2005. The decrease of approximately $5.1 million or 91.2% is primarily the result of the decrease in fiscal 2005 earnings compared to fiscal 2004 and changes in prior year estimates due to the favorable settlement of IRS audits and statute expirations.

Liquidity and Capital Resources

At June 30, 2006, our sources of liquidity were $62.5 million of cash, cash equivalents and short-term investments and our unused credit facility of $10.0 million. We believe that these resources together with anticipated cash from operations will be sufficient to fund our operations and to provide for our growth for the next twelve months and into the foreseeable future.

Our primary source of liquidity has historically been cash generated from operations. During fiscal 2006, 2005 and 2004, we generated $7.3 million, $8.3 million and $14.6 million, respectively, from operations.

In fiscal 2006, investing activities resulted in $16.0 million cash inflow compared to cash used in investing activities of $18.1 million and $59.2 million for fiscal 2005 and 2004, respectively. The increase in cash provided by investing activities is primarily the result of a net decrease of $28.9 million in purchases of short-term investments, offset by the acquisition of Zetta Systems for $8.9 million. During fiscal 2005, we purchased short-term investments, net of maturities and sales, of $14.7 million compared to a net purchase of short-term investments of $57.1 million in fiscal 2004. Capital expenditures during fiscal 2006, 2005 and 2004, were approximately $4.0 million, $3.4 million and $2.1 million, respectively. During fiscal 2006, capital expenditures consisted primarily of software and tooling equipment to be used for our new products. In fiscal 2005 and 2004 capital expenditures consisted primarily of purchases of computers and related equipment.

In fiscal 2006, we used $8.5 million in cash related to financing activities, compared to cash provided by financing activities of $2.6 million and $2.3 million in fiscal 2005 and 2004, respectively. During fiscal 2006, we used cash to repurchase approximately $10.8 million of our common stock which was offset by cash proceeds of approximately $2.3 million (i) from our employee’s purchase of common stock through our Employee Stock Purchase Plan (ESPP) and (ii) the exercise of stock options. In fiscal 2005, cash provided by financing activities consisted of $2.9 million in proceeds from the issuance of common stock under our ESPP and upon exercise of stock options, offset by $309,000 used to repurchase shares of our common stock on the open market under our share repurchase authorization plan. Proceeds from the issuance of common stock under our ESPP and the exercise of stock options were $6.3 million in fiscal 2004.

At June 30, 2006, we had a credit facility consisting of a $10.0 million revolving line of credit for working capital purposes that expires on November 30, 2006. The line of credit is secured by certain assets. Interest on the line of credit is set at the bank’s prime rate (8.25% at June 30, 2006) in effect from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial ((i) quick assets to current liabilities of not less than 2.00:1.00 and (ii) total liabilities to tangible net worth of less than 1.00:to1.00) and non-financial covenants (i.e. reporting, etc). As of June 30, 2006, we were in compliance with all covenants and no amounts were outstanding under the line of credit.

In October 2005, our board of directors expanded our share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock on the open market or through negotiated transactions. This repurchase authority allows us to repurchase our common stock selectively from time to time in the open market, through block trades or otherwise, or in privately negotiated transactions. Depending on market conditions and other factors, at any time or from time to time, the board may modify the program or commence or suspend purchases without prior notice. There is no fixed termination date for the repurchase program. During fiscal 2006 and 2005, an aggregate of approximately 1.3 million shares and 32,500 shares, respectively, were repurchased at a cost of approximately $10.8 million and $309,000, respectively, pursuant to the repurchase program.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Consolidated Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements.

Contractual Obligations

The following schedule summarizes our contractual obligations to make future payments (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$27,630	$3,300	$6,614	$6,890	$10,826
Purchase obligations	15,367	15,359	8	—	—
Total contractual obligations	$42,997	$18,659	$6,622	$6,890	$10,826

Inflation

Inflation has not had a significant impact on our operations during the periods presented. Historically, we have been able to pass on to our customers increases in raw material prices caused by inflation. If at any time we cannot pass on such increases, our margins could suffer. Our exposure to the effects of inflation could be magnified by the concentration of OEM business.

Recently Issued Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For fiscal 2006, total interest income was $2.8 million with investments yielding an annual average of 4.1% on a worldwide basis. The interest rate level was up approximately 190 basis points from 2.2% in fiscal 2005. If a comparable increase or decrease in overall interest rates (190 basis points) were to occur in fiscal 2007, our interest income would increase or decrease approximately $1.3 million, assuming consistent investment levels.

The table below presents the cash, cash equivalents and short-term investment balances and related weighted-average interest rates at the end of fiscal 2006. The cash, cash equivalents and short-term investment balances approximate fair value (in thousands):

	Approximate Market Value	Weighted-Average Interest Rate
Cash and cash equivalents	$20,315	5.2%
Short-term investments:
Less than 1 year	—
Due in 1 – 2 years	2,600	5.2%
Due in 2-5 years	1,919	4.1%
Due after 5 years	37,678	5.0%
	$62,512	5.1%

125

The table above includes the United States dollar equivalent of cash, cash equivalents and short-term investments, including $221,000 and $201,000 equivalents denominated in the British Pound Sterling and the Euro, respectively.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during fiscal 2006 was not material.

ITEM 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and 15(a)(2), respectively.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report as a result of the material weakness described below.  Notwithstanding the material weakness, our management concluded that the financial statements included in this annual report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 2, 2006. In making this assessment, management used the criteria established in the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control—Integrated Framework.

As of July 2, 2006, the Company did not maintain effective controls over the completeness and accuracy of accounts payable and accrued expenses. Specifically, controls over cut-off and completeness of accounts payable and accrued expenses were insufficient to ensure that invoices from certain vendors were properly evaluated at period end.  This control deficiency resulted in audit adjustments to the Company’s 2006 annual consolidated financial statements and the interim consolidated financial statements for the quarter ended July 2, 2006. Additionally, this control deficiency could result in a misstatement of the Company’s accounts payable and accrued liabilities, cost of revenue, and operating expenses that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of this material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of July 2, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of July 2, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of Material Weaknesses

Management has identified an internal control deficiency and reviewed this internal control deficiency with the audit committee and has advised the audit committee that the deficiency represents a material weakness in our internal control over financial reporting. We believe the deficiency resulted primarily from the departures of our controller and accounting manager in April and May 2006, and the resulting reassignment of tasks until the positions were filled in June and July 2006.

Management and the audit committee have adopted remedial measures that are designed to address the material weaknesses.  The remedial measures include the following:

•              Recruitment of a new controller and accounting manager in June and July 2006 to replace departed personnel, and the reassignment of tasks to the new personnel consistent with our historical practices.

•              Revisions to our controls concerning cut-offs and accruals in September 2006 to better assure completeness, valuation and existence of accounts payable and accured expenses.

At the direction of, and in consultation with, the audit committee, management is currently implementing the remedial measures discussed above.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting during our fiscal quarter ended July 2, 2006 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

ITEM 9B. Other Information.

June 19, 2006, we entered into an Addendum to Product Purchase Agreement with Hewlett-Packard Company (HP) under which we agreed to extend to July 30, 2007 the term of the original Product Purchase Agreement with HP dated July 30, 2003.  After July 30, 2007, the agreement will continue until July 30, 2009 unless terminated earlier pursuant to the terms of the original agreement.

This disclosure is provided in lieu of disclosure under Item 1.01 of Form 8-K.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The information required by this item is included under the captions entitled “Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 11.  Executive Compensation.

The information required by this item is included under the caption entitled “Compensation of Executive Officers”, “Non-Employee Director Compensation” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation” in our Proxy Statement to be filed for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions.

The information required by this item is included under the caption entitled “Certain Relationships and Related Transactions” in our Proxy Statement to be filed for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  Principal Accounting Fees and Services.

The information required by this item is included under the caption entitled “Principal Accountant Fees and Services” in our Proxy Statement to be filed for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules.

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

(a)(3)  Exhibits

2.1

Agreement and Plan of Merger dated June 20, 2003 among Overland, Okapi Acquisition Co., Inc. and Okapi Software, Inc. (incorporated by reference to the Company’s Form 10-K filed September 26, 2003). ++

2.2	Agreement and Plan of Merger dated August 8, 2005 among Overland, Zeppole Acquisition Corp. and Zetta Systems, Inc. (incorporated by reference to the Company’s Form 10K filed September 15, 2005). ++

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.2	Certificate of Amendment of Articles of Incorporation (incorporated by reference to the Company’s Form 10-Q filed February 10, 2006).

3.3	Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

4.1	Specimen stock certificate (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

4.2	Shareholder Rights Agreement dated August 22, 2005 between Overland and Wells Fargo Bank, N.A., as Transfer Agent (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

10.1	Build-to-Suit Single Tenant Lease dated October 12, 2000 between Overland and LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-Q filed February 14, 2001).

10.2

First Amendment to Lease dated January 18, 2001 between Overland and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.3	Second Amendment to Lease dated March 8, 2001 between Overland and LBA Overland, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.4	Business Loan Agreement dated November 28, 2001 between Overland and Comerica Bank-California (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.5	Security Agreement dated November 28, 2001 between Overland and Comerica Bank-California (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.6	Master Revolving Note dated November 28, 2001 between Overland and Comerica Bank-California (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.7	Variable Rate-Single Payment Note dated November 28, 2001 between Overland and Comerica Bank-California (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.8	First Modification to Business Loan Agreement dated August 13, 2002 between Overland and Comerica Bank-California (incorporated by reference to the Company’s Form 10-Q filed November 13, 2002).

10.9	Loan Modification to Business Loan Agreement dated August 30, 2002 between Overland and Comerica Bank-California (incorporated by reference to the Company’s Form 10-K filed September 10, 2004).

10.10

Second Modification to Business Loan Agreement and Addendum A dated September 10, 2003 between Overland and Comerica Bank-California (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.11	Loan Revision/Extension Agreement dated September 10, 2003 between Overland and Comerica Bank-California (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.12	Third Modification to Business Loan Agreement dated October 25, 2004 between Overland and Comerica Bank-California (incorporated by reference to the Company’s Form 10-Q filed February 11, 2005).

10.13	Loan Revision/Extension Agreement dated October 22, 2004 between Overland and Comerica Bank-California (incorporated by reference to the Company’s Form 10-Q filed February 11, 2005).

10.14	Fourth Modification to Business Loan Agreement dated November 8, 2005 between Overland and Comerica Bank (incorporated by reference to the Company’s Form 10-Q filed February 10, 2006).

10.15	VR2 Technology License Agreement dated April 27, 2000 between Overland and Storage Technology Corp. (incorporated by reference to the Company’s Form 8-K filed July 25, 2000). +

10.16	Amendment to VR2 Technology License Agreement dated June 18, 2002 between Overland and Storage Technology Corp. (incorporated by reference to the Company’s Form 10-K filed September 27, 2002). +

10.17

Second Amendment to VR2 Technology License Agreement dated November 7, 2003 between Overland and Storage Technology Corp. (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004). +

10.18

Amendment Three to VR2 Technology License Agreement dated March 29, 2004 between Overland and Storage Technology Corp. (incorporated by reference to the Company’s Form 10-K filed September 10, 2004). +

10.19	Base Agreement #4902RL1317 dated November 1, 2002 between Overland and International Business Machines Corporation (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004). +

10.20

Amendment dated October 6, 2005 to Statement of Work #4902RL1340 to Base Agreement #4902RL1317 between Overland and International Business Machines Corporation (incorporated by reference to the Company’s Form 10-Q filed February 10, 2006).

10.21	Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004). +

10.22	Addendum to Product Purchase Agreement No. 1585-042103 effective July 30, 2006 between Overland and Hewlett Packard Company.

10.23

Manufacturing Services Agreement between Overland Storage, Inc. and Sanmina-SCI Corporation effective as of November 23, 2004 (incorporated by reference to the Company’s Form 10-Q filed February 11, 2005). +

10.24

Amendment No. 1 to Manufacturing Services Agreement between Overland Storage, Inc. and Sanmina-SCI Corporation effective as of May 30, 2005 (incorporated by reference to the Company’s Form 10K filed September 15, 2005). +

10.25*	Form of Indemnification Agreement entered into between Overland and each of its directors and officers (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.26*	Form of Retention Agreement entered into between Overland and each of its executive officers (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.27*	Employment Agreement dated March 12, 2001 between Overland and Christopher Calisi (incorporated by reference to the Company’s Form 10-Q filed February 14, 2001).

10.28*	Letter Agreement dated November 22, 2005 between Overland and Christopher Calisi (incorporated by reference to the Company’s Form 8-K filed November 29, 2005).

10.29*	Employment Agreement dated December 4, 2000 between Overland and Vernon A. LoForti (incorporated by reference to the Company’s Form 10-Q filed February 14, 2001).

10.30*	Offer Letter dated June 27, 2005 between Overland and George Karabatsos (incorporated by reference to the Company’s Form 8-K filed August 12, 2005).

10.31*	Separation and General Release Agreement dated July 24, 2006 between Overland and George Karabatsos (incorporated by reference to the Company’s Form 8-K filed July 24, 2006).

10.32*	Second Amendment to 1995 Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.33*	Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.34*	First Amendment to 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.35*	Form of Stock Option Agreement for options granted under the 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.36*	2000 Stock Option Plan, as amended and restated (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.37*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option

Plan (incorporated by reference to the Company’s Form 10-Q filed May 15, 2001).

10.38*	2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-75060) filed December 13, 2001).

10.39*

Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.40*	2003 Equity Incentive Plan, as amended (incorporated by reference to the Company’s Form 10-Q filed February 11, 2005).

10.41*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.42*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.43*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.44*	Form of Restricted Stock Agreement for restricted stock granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10K filed September 15, 2005).

10.45*	Amended and Restated 1996 Employee Stock Purchase Plan as amended August 22, 2005 (incorporated by reference to the Company’s Form 10Q filed November 14, 2005).

10.46*	Employment Agreement dated May 16, 2005 between Overland and W. Michael Gawarecki (incorporated by reference to the Company’s Form 10K filed September 15, 2005).

10.47*	Separation and General Release Agreement dated March 31, 2006 between Overland and Diane Gallo (incorporated by reference to the Company’s Form 8-K filed March 22, 2006).

10.48*	Summary Sheet of Director and Executive Officer Compensation.

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Form 10-K filed September 10, 2004).

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

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

OVERLAND STORAGE, INC.

Dated: September 15, 2006	By:	/s/ CHRISTOPHER CALISI
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

Signature	Title	Date

/s/ CHRISTOPHER CALISI	President, Chief Executive	September 15, 2006
Christopher Calisi	Officer and Director
(Principal Executive Officer)

/s/ VERNON A. LoFORTI	Vice President, Chief	September 15, 2006
Vernon A. LoForti	Financial Officer and
Secretary (Principal Financial
and Accounting Officer)

/s/ MARK BARRENECHEA	Director	September 15, 2006
Mark Barrenechea

/s/ ROBERT A. DEGAN	Director	September 15, 2006
Robert A. Degan

/s/ SCOTT McCLENDON	Chairman of the Board	September 15, 2006
Scott McClendon

/s/ WILLIAM MILLER	Director	September 15, 2006
William Miller

/s/ MICHAEL NORKUS	Director	September 15, 2006
Michael Norkus

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Overland Storage, Inc.

We have completed integrated audits of Overland Storage, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of July 2, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overland Storage, Inc. and its subsidiaries at July 2, 2006 and July 3, 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments during the year ended July 2, 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Overland Storage, Inc. did not maintain effective internal control over financial reporting as of July 2, 2006, because  the Company did not maintain effective controls over the completeness and cutoff of accounts payable and accrued expenses, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of July 2, 2006, the Company did not maintain effective controls over the completeness and accuracy of accounts payable and accrued expenses. Specifically, controls over cut-off and completeness of accounts payable and accrued expenses were insufficient to ensure that invoices from certain vendors were properly evaluated at period end.  This control deficiency resulted in audit adjustments to the Company’s 2006 annual consolidated financial statements and the interim consolidated financial statements for the quarter ended July 2, 2006. Additionally, this control deficiency could result in a misstatement of the Company’s accounts payable and accrued liabilities, cost of revenue, and operating expenses that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Overland Storage, Inc. did not maintain effective internal control over financial reporting as of July 2, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Overland Storage, Inc. has not maintained effective internal control over financial reporting as of July 2, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

San Diego, California

September 13, 2006

OVERLAND STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$20,315	$5,498
Short-term investments	42,197	71,389
Accounts receivable, less allowance for doubtful accounts of $436 and $298, respectively	30,321	37,703
Inventories	14,978	19,108
Deferred tax assets	2,147	3,741
Other current assets	9,114	11,456
Total current assets	119,072	148,895

Property and equipment, net	11,026	8,758
Intangible assets, net	12,615	5,193
Other assets	2,056	1,708
Total assets	$144,769	$164,554

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,399	$17,015
Accrued liabilities	15,330	12,460
Accrued payroll and employee compensation	4,277	3,973
Income taxes payable	278	926
Accrued warranty	5,407	4,158
Total current liabilities	42,691	38,532

Deferred tax liabilities	2,147	1,454
Other liabilities	4,493	3,074
Total liabilities	49,331	43,060

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, no par value, 45,000 shares authorized; 13,230 and 14,123 shares issued and outstanding, respectively	70,496	77,494
Accumulated other comprehensive loss	(347)	(312)
Deferred compensation	—	(463)
Retained earnings	25,289	44,775
Total shareholders’ equity	95,438	121,494
Total liabilities and shareholders’ equity	$144,769	$164,554

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year
	2006	2005	2004
Net revenue:
Product revenues	$207,207	$233,695	$236,341
Royalty fees	1,831	1,992	1,798
	209,038	235,687	238,139
Cost of revenue	162,592	174,770	173,485
Gross profit	46,446	60,917	64,654

Operating expenses:
Sales and marketing	37,940	34,382	30,848
Research and development	18,752	10,687	7,259
General and administrative	14,564	12,324	10,949
In-process research and development	1,121	—	—
	72,377	57,393	49,056
(Loss) income from operations	(25,931)	3,524	15,598

Other income (expense):
Interest income	2,771	1,613	601
Interest expense	(12)	(76)	(68)
Other income (expense), net	(139)	7	68
(Loss) income before income taxes	(23,311)	5,068	16,199
(Benefit from) provision for income taxes	(3,825)	490	5,574
Net (loss) income	$(19,486)	$4,578	$10,625

Net (loss) income per share:
Basic	$(1.42)	$0.33	$0.79
Diluted	$(1.42)	$0.32	$0.74

Shares used in computing net (loss) income per share:
Basic	13,716	13,899	13,384
Diluted	13,716	14,429	14,404

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Deferred	Retained	Total Shareholders’
	Shares	Amount	Loss	Compensation	Earnings	Equity
Balance at June 30, 2003	12,959	$63,884	$(192)	$—	$29,572	$93,264
Stock option and purchase plans	735	6,251	—	—	—	6,251
Tax benefits from exercise of stock options	—	3,438	—	—	—	3,438
Comprehensive income:
Net income	—	—	—	—	10,625	10,625
Foreign currency translation	—	—	(31)	—	—	(31)
Unrealized loss on short-term investments	—	—	(33)	—	—	(33)
Total comprehensive income	—	—	—	—	—	10,561
Balance at June 30, 2004	13,694	73,573	(256)	—	40,197	113,514
Stock option and purchase plans	362	2,972	—	—	—	2,972
Issuance of restricted stock	100	—	—	—	—	—
Deferred compensation	—	543	—	(463)	—	80
Repurchase of common stock	(33)	(309)	—	—	—	(309)
Tax benefits from exercise of stock options	—	715	—	—	—	715
Comprehensive income:
Net income	—	—	—	—	4,578	4,578
Foreign currency translation	—	—	24	—	—	24
Unrealized loss on short-term investments	—	—	(80)	—	—	(80)
Total comprehensive income	—	—	—	—	—	4,522
Balance at June 30, 2005	14,123	77,494	(312)	(463)	44,775	121,494
Reverse deferred compensation upon adoption of SFAS No. 123(R)	—	(463)	—	463	—	—
Stock option and purchase plans	349	2,258	—	—	—	2,258
Issuance of restricted stock, net	61	—	—	—	—	—
Repurchase of common stock	(1,303)	(10,804)	—	—	—	(10,804)
Share-based compensation expense	—	2,011	—	—	—	2,011
Comprehensive loss:
Net loss	—	—	—	—	(19,486)	(19,486)
Foreign currency translation	—	—	136	—	—	136
Unrealized loss on short-term investments	—	—	(171)	—	—	(171)
Total comprehensive loss	—	—	—	—	—	(19,521)
Balance at June 30, 2006	13,230	$70,496	$(347)	$—	$25,289	$95,438

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2006	2005	2004
Operating activities:
Net (loss) income	$(19,486)	$4,578	$10,625
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	6,884	4,289	4,164
Deferred tax provision	(1,429)	(1,071)	(885)
Provision for losses on accounts receivable	159	97	10
Acquired in-process research and development	1,121	—	—
Tax benefits from exercise of stock options	—	715	3,438
Share-based compensation	2,011	109	—
Realized loss (gain) on short-term investments	23	(2)	—
Amortization of discount on short-term investments	122	147	29
Loss on disposal of property and equipment	17	35	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	7,223	(4,006)	(1,954)
Inventories	4,130	(3,982)	4,136
Accounts payable and accrued liabilities	3,324	11,650	(218)
Accrued payroll and employee compensation	282	866	(87)
Other assets and liabilities, net	2,875	(5,172)	(4,660)
Net cash provided by operating activities	7,256	8,253	14,598

Investing activities:
Purchases of short-term investments	(69,878)	(114,218)	(132,666)
Proceeds from maturities of short-term investments	95,922	95,252	75,569
Proceeds from sales of short-term investments	2,832	4,316	—
Capital expenditures	(3,972)	(3,406)	(2,141)
Net cash payments to acquire the stock of Zetta Systems, Inc	(8,857)	—	—
Net cash provided by (used in) investing activities	16,047	(18,056)	(59,238)

Financing activities:
Payments on long-term debt	—	—	(3,957)
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	2,258	2,943	6,251
Repurchase of common stock	(10,804)	(309)	—
Net cash (used in) provided by financing activities	(8,546)	2,634	2,294
Effect of exchange rate changes on cash	60	24	(31)
Net increase (decrease) in cash and cash equivalents	14,817	(7,145)	(42,377)
Cash and cash equivalents, beginning of year	5,498	12,643	55,020
Cash and cash equivalents, end of year	$20,315	$5,498	$12,643

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$735	$2,555	$4,590
Cash paid for interest	$9	$—	$75
Non-cash investing activities:
Change in net unrealized loss on short-term investments	$171	$80	$33
Capital expenditures received not paid as of year end	$709	$—	$—

See accompanying notes to consolidated financial statements

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Overland Storage, Inc. (We, Overland or the Company) was incorporated on September 8, 1980, under the laws of the State of California. For more than 25 years we have delivered data protection solutions designed for backup and recovery to ensure business continuity. Historically, we have focused on delivering a portfolio of tape automation solutions including loader and library systems designed for small business and midrange computing environments.

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. For ease of presentation, the Company’s last fiscal year is considered to end on June 30, 2006. For example, references to fiscal 2006, 2005 and 2004 refer to the fiscal year ended July 2, 2006, July 3, 2005 and June 28, 2004, respectively. Fiscal 2006, 2005 and 2004 contained 52 weeks, 53 weeks and 52 weeks, respectively.

Certain prior year amounts have been reclassified to conform to the current year presentation.

During the fourth quarter of fiscal 2006, the Company recorded certain amounts relating to prior 2006 quarters and prior years resulting in a reduction of its net loss by $313,000 ($0.03 per share) and $324,000 ($0.02 per share) for the quarter and year ended July 2, 2006, respectively. The Company concluded that the amounts were not material to any previously-reported annual or interim period nor was the cumulative amount material to the current fiscal year. As such, the amounts were recorded in the fourth quarter of fiscal 2006 and prior periods were not restated.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Overland Storage (Europe) Ltd., Overland Storage SARL, Overland Storage GmbH, Okapi Acquisition Co., Inc., Zetta Systems, Inc., and Overland Storage Export Limited, a foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include revenue recognition, share-based compensation, allowance for doubtful accounts, inventory valuation, warranty accrual, valuation of intangible assets, long-lived assets and the valuation allowance on deferred tax assets, among others.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred. Under this policy, revenue on direct product sales (excluding sales to distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy. Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time revenue is recognized.

We have entered into various licensing agreements relating to our Variable Rate Randomizer (VR2) technology. These agreements typically call for royalty fees based on sales by licensees of products containing VR2. Royalties on sales by licensees of products containing VR2 are recorded when earned, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase from us the Applications Specific Integrated Circuit (ASIC)

chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee; and revenue on ASIC chip sales is recorded as product revenue when earned, which is upon the shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

When elements such as hardware and services are contained in an arrangement, we allocate revenue to the separate elements based on relative fair value, provided we have fair value for all elements of the arrangement. If in an arrangement we have fair value for undelivered elements but not the delivered element, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements.  Undelivered elements typically include services.  Revenue from extended warranty and product service contracts is initially deferred and recognized as revenue ratably over the contract period.

Warranty and Extended Warranty

We generally provide a three-year advance replacement return-to-factory warranty on our NEO SERIES®, REO SERIES®, PowerLoader® and LoaderXpress® products. We also provide on-site service, where available, for the first warranty year of the NEO SERIES products for which we contract with third-party service providers. For most products, we offer a program called XchangeNOW® as part of our return-to-factory warranty which enables customers to receive an advance replacement unit shipped within two business days after placing a service request. The customer ships the defective unit back to us using the shipping materials from the replacement unit. We record a provision for estimated future warranty costs for both the return-to-factory and on-site warranties. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.

Separately priced extended on-site warranties are offered for sale to customers of other product lines. We contract with outside vendors to provide service relating to all on-site warranties. Extended warranty revenue and amounts paid in advance to outside service organizations are deferred and recognized as revenue and cost of revenue, respectively, over the period of the service agreement.

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2004	$2,594	$3,091
Settlements made during the period	(1,852)	(3,975)
Change in liability for warranties issued during the period	3,047	6,311
Change in liability for preexisting warranties	369	35
Liability at June 30, 2005	4,158	5,462
Settlements made during the period	(1,908)	(6,871)
Change in liability for warranties issued during the period	3,417	10,256
Change in liability for preexisting warranties	(260)	(25)
Liability at June 30, 2006	$5,407	$8,822

Shipping and Handling

Amounts billed to customers for shipping and handling are included in product sales and costs incurred related to shipping and handling are included in cost of revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for fiscal 2006, 2005 and 2004 were $1.4 million, $1.5 million and $1.7 million, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Software development costs are expensed until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Standards (SFAS) No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs have been capitalized for any of the periods presented.

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

Information about Products and Services

The following table summarizes net revenue by product, in thousands:

	Fiscal Year
	2006	2005	2004
LibraryXpress products:
NEO Series	$131,371	$160,343	$163,795
Loaders	15,434	20,914	24,442
	146,805	181,257	188,237
Spare parts, drives, other	45,686	42,303	44,405
Disk based	13,603	9,895	1,719
VR2	2,944	2,232	3,778
	$209,038	$235,687	$238,139

 Information about Geographic Areas

The Company markets its products domestically and internationally, with its principal international market being Europe. The tables below contain information about the geographical areas in which the Company operates. Revenue is attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Net Revenue	Long-Lived Assets
	(in thousands)
Fiscal 2006
United States	$90,412	$22,933
United Kingdom	47,914	689
Rest of Europe	29,098	19
Singapore	22,940	—
Other foreign countries	18,674	—
	$209,038	$23,641
Fiscal 2005
United States	$97,156	$13,276
United Kingdom	65,845	667
Rest of Europe	28,464	8
Singapore	21,822	—
Other foreign countries	22,400	—
	$235,687	$13,951
Fiscal 2004
United States	$121,641	$14,048
United Kingdom	67,209	821
Rest of Europe	24,355	—
Singapore	9,415	—
Other foreign countries	15,519	—
	$238,139	$14,869

Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. Cash equivalents are comprised of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

Investments with maturities greater than three months are classified as short-term investments. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. As such, all of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, generally as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The cost of securities sold is based on the specific identification method. Investments in auction rate securities are recorded, in short-term investments, at cost, which approximates fair value due to their variable interest rates, which typically reset every 27 to 34 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities.

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

Property and Equipment

Property and equipment are recorded at cost. The Company also capitalizes qualifying internal use software costs incurred during the application development stage. Depreciation expense is computed using the straight-line method. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Estimated useful lives are as follows:

Machinery and equipment	3-5 years
Furniture and fixtures	5 years
Computer equipment and software	1-5 years

Expenditures for normal maintenance and repair are charged to expense as incurred, and improvements are capitalized. Upon the sale or retirement of property or equipment, the asset cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in the results of operations.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. We consider such events or changes, as potential triggers of non-recoverability:

•                  significant underperformance relative to historical or projected future operating results;

•                  significant changes in the manner of use of the assets or the strategy for our overall business;

•                  significant decrease in the market value of the assets; and

•                  significant negative industry or economic trends.

When the carrying value is not considered recoverable, an impairment loss, for the amount by which the carrying value of a long-lived asset exceeds its fair value, is recognized with an offsetting reduction in the carrying value of the related asset(s).

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

Foreign Currency Translation

The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity. Gains or losses from foreign currency transactions are recognized currently in income. Such transactions resulted in a loss of $186,000, a gain of $62,000 and a gain of $69,000 for fiscal 2006, 2005 and 2004, respectively.

Income Taxes

The Company provides for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that it is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit (as we had in fiscal 2006). If the valuation allowance, recorded in fiscal 2006, is released in a future period, income tax expense will be reduced accordingly.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the liabilities are no longer determined to be necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Accumulated Other Comprehensive Loss

Comprehensive (loss) income for the Company includes net (loss) income, foreign currency translation adjustments and unrealized losses on available-for-sale securities, which are charged or credited to accumulated other comprehensive income within shareholders’ equity. For fiscal 2006, 2005 and 2004, the components of accumulated other comprehensive loss were as follow (in thousands):

	Fiscal Year
	2006	2005	2004
Foreign currency translation adjustments	$(63)	$(199)	$(223)
Unrealized loss on short-term investments	(284)	(113)	(33)
Total accumulated other comprehensive loss	$(347)	$(312)	$(256)

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable, which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents and short-term investment with high quality financial institutions and investing in high quality short-term debt instruments. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.

The Company’s largest single customer accounted for approximately 49.7%, 54.3% and 58.8% of sales in fiscal 2006, 2005 and 2004, respectively, and approximately 36.8%, 48.9% and 44.2% of accounts receivable as of the end of fiscal 2006, 2005 and 2004, respectively. No other customer accounted for 10% or more of sales in any of the three years presented.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. Investments in debt securities are recorded at fair value based on quoted market prices for these securities. The carrying amounts of other instruments approximate fair value because of their short-term maturities.

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

A reconciliation of the calculation of basic and diluted earnings per share is as follows:

	Fiscal Year
	2006	2005	2004
	(in thousands, except per share amounts)

Net (loss) income	$(19,486)	$4,578	$10,625
Basic:
Weighted-average number of common shares outstanding	13,716	13,899	13,384
Basic net (loss) income per share	$(1.42)	$0.33	$0.79

Diluted:
Weighted-average number of common shares outstanding	13,716	13,899	13,384
Common stock equivalents using the treasury stock method	—	530	1,020
Shares used in computing diluted net income per share	13,716	14,429	14,404
Diluted net (loss) income per share	$(1.42)	$0.32	$0.74

Anti-dilutive common stock equivalents excluded from the computation of diluted net (loss) income per share were as follows:

	Fiscal Year
	2006	2005	2004
	(in thousands)

Options outstanding	2,632	1,287	512
Restricted stock awards outstanding	144	—	—

Change in Accounting Principle and Share-Based Compensation

The Company adopted SFAS No. 123 (revised 2004) (123(R)), Share-Based Payment, on July 4, 2005. Upon adoption of SFAS No. 123(R), deferred compensation previously recognized in the balance sheet for fiscal 2005 was reversed with the offsetting decrease in common stock. Compensation costs associated with the deferred compensation will be recorded to expense over the requisite service period associated with the restricted stock.

The Company’s share-based compensation plans are described in Note 9. Prior to the adoption of SFAS No. 123(R) on July 4, 2005, the Company accounted for share-based awards issued to employees, directors and officers under those plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, no share-based employee compensation expense was recognized for stock option grants, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Similarly, no compensation expense had been recognized for purchase rights under the Company’s Employee Stock Purchase Plan (ESPP). Compensation expense related to issuances of service based restricted stock awards was generally recognized based on the fair value less amounts paid by employees, if any. Compensation expense related to market based restricted stock awards was recognized when satisfaction of the market condition was deemed probable by management. The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in

Conjunction with Selling, Goods or Services and SFAS No. 123(R).

As noted above, in the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award, using the modified prospective method. The Company uses the Black-Scholes option pricing model to determine the fair value of its options on the measurement date. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. The Company has elected the alternative transition method described in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for purposes of calculating the pool of excess tax benefits available to absorb tax short falls recognized subsequent to adoption of SFAS No. 123(R). Refer to Note 9 for additional information.

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

In accordance with APB No. 25, the Company previously measured compensation expense for its share-based employee compensation plans using the intrinsic value method and provided pro forma disclosures of net income and income per share as if the fair value-based method had been applied in measuring compensation expense. As a result of the adoption of SFAS No. 123(R), during fiscal 2006, the Company recorded share-based compensation expense of approximately $2.0 million, in the accompanying Consolidated Statement of Operations. During fiscal 2005 and 2004, had compensation expense for the Company’s employee share-based compensation awards, including the Company’s ESPP, been determined based on the fair value at the grant date, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Fiscal Year
	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$4,578	$10,625
Deduct: Share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,293)	(4,941)
Pro forma net (loss) income	$(3,715)	$5,684

Earnings (loss) per share:
Basic – as reported	$0.33	$0.79
Basic – pro forma	$(0.27)	$0.42

Diluted – as reported	$0. 32	$0.74
Diluted – pro forma	$(0.27)	$0.39

On July 1, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested stock options held by the Company’s officers and employees with an exercise price at or above $12.00 per share, effective July 3, 2005. The stock option acceleration program did not apply to stock options held by the Company’s non-employee directors. The accelerated options were issued under the 2000 Stock Option Plan, the 2001 Supplemental Stock Option Plan and the 2003 Equity Incentive Plan. This accelerated vesting affected options to purchase up to an aggregate of 509,192 shares of the Company’s common stock, held by 147 employees, all of which became exercisable immediately. In connection with the acceleration of vesting of options held by the Company’s executive officers, each executive officer agreed not to sell or transfer any shares subject to accelerated vesting until the original vesting date would have occurred based on the original vesting schedule (without giving effect to any future termination of service). The primary purpose of the accelerated vesting was to eliminate future share-based employee compensation expense of approximately $4.5 million, net of estimated forfeitures; the Company would otherwise have to record in the statement of operations over a period of three years beginning in fiscal year 2006 pursuant to the Company’s adoption of SFAS No. 123(R). For fiscal 2005, the Company’s pro forma net loss includes a pro forma charge of $4.1 million, net of statutory taxes of $723,000, related to this acceleration.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial

Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the first fiscal year beginning after December 15, 2006; our fiscal 2008. Management is currently evaluating the impact FIN 48 will have on our financial position and results of operations.

NOTE 2 – ACQUISITION OF CERTAIN ASSETS

On August 8, 2005, the Company acquired all of the outstanding stock of Zetta Systems, Inc. (Zetta), a Washington corporation, for total consideration of approximately $9.2 million in cash, including $154,000 in direct acquisition costs. Zetta developed data protection software that was incorporated into the Company’s ULTAMUSTM product and is expected by management to contribute to product sales in fiscal 2007. The acquisition was made principally to enable the Company’s entry into the primary data storage market.

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

The purchase consideration was allocated as follows (in thousands):

Current assets	$252
Non-current assets	757
Acquired technology	11,874
Acquired in-process research and development	1,121
Current liabilities	(94)
Deferred tax liabilities and other non-current liabilities	(4,756)
Total consideration	$9,154

The acquired technology has an estimated useful life of approximately four years and the cost allocated to it is being amortized using the straight-line method over the estimated useful life. The results of operations of Zetta are included in our consolidated results of operations beginning August 8, 2005.

NOTE 3 – SHORT-TERM INVESTMENTS

The following table summarizes short-term investments by security type (in thousands):

June 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$14,653	$—	$356	$14,297
Corporate bonds	2,600	—	—	2,600
State and municipal securities	25,300	—	—	25,300
	$42,553	$—	$356	$42,197

June 30, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$18,208	$—	$155	$18,053
United States government and agency securities	2,000	—	22	1,978
State and municipal securities	51,365	1	8	51,358
	$71,573	$1	$185	$71,389

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	June 30,
	2006	2005
Less than one year	$—	$2,937
Due in one to two years	2,600	749
Due in two to five years	1,919	1,931
Due after five years	37,678	65,772
	$42,197	$71,389

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other income (expense), net, in the accompanying Consolidated Statement of Operations. In fiscal 2006, the Company recorded realized gains and realized losses of approximately $1,000 and $24,000, respectively, on its short-term investments. In fiscal 2005, the Company recorded realized gains and realized losses of approximately $2,000 and $0, respectively, on its short-term investments.

As of June 30, 2006, the Company had 32 individual securities in an unrealized loss position. The following table shows the gross unrealized losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Asset-backed securities	$5,076	$147	$7,582	$209	$12,658	$356

Unrealized losses on the Company’s investments in mortgage-backed securities guaranteed by a federal agency or government-sponsored enterprise were caused by interest rate increases. The contractual cash flows of those investments are either guaranteed by an agency of the U.S. government or entities with a line of credit to the U.S. Treasury. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and the intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2006.

NOTE 4 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes inventories (in thousands):

	June 30,
	2006	2005
Raw materials	$8,202	$8,550
Work in process	1,332	1,997
Finished goods	5,444	8,561
	$14,978	$19,108

The following table summarizes other current assets (in thousands):

	June 30,
	2006	2005
Prepaid third-party service contract	$3,687	$2,896
Income tax receivable	3,480	4,177
Prepaid insurance and services	1,087	1,213
Non-trade accounts receivable	490	3,071
Other	370	99
	$9,114	$11,456

The following table summarizes property and equipment (in thousands):

	June 30,
	2006	2005
Computer equipment	$11,594	$9,414
Machinery and equipment	7,333	6,368
Leasehold improvements	3,925	3,814
Furniture and fixtures	1,398	1,309
	24,250	20,905
Accumulated depreciation and amortization	(13,224)	(12,147)
	$11,026	$8,758

Depreciation and amortization expense, for property and equipment, was $2.4 million, $2.6 million and $2.4 million in fiscal 2006, 2005 and 2004, respectively.

 The following table summarizes accrued liabilities (in thousands):

	June 30,
	2006	2005
Deferred revenue – Service contracts	$5,773	$3,484
Accrued expenses	5,106	3,838
Third-party service contracts payable	1,316	2,262
Deferred revenue – Distributors	2,005	1,186
Accrued market development funds	853	621
VAT & sales taxes payable	207	251
Other	70	818
	$15,330	$12,460

The following table summarizes other liabilities (in thousands):

	June 30,
	2006	2005
Deferred revenue – Service contracts	$3,049	$1,978
Deferred rent	1,164	990
Other	280	106
	$4,493	$3,074

As of fiscal 2006 and 2005, the accounts receivable balances consist entirely of accounts receivable trade balances, net of allowance for doubtful accounts. The following table summarizes the changes in allowance for doubtful accounts (in thousands):

Fiscal year	Balance at Beginning of Year	Additions Charged to Income	Write-offs, Net of Recoveries	Deductions Credited to Income	Balance at End of Year
2006	$298	$159	$21	$—	$436
2005	296	97	95	—	298
2004	413	114	126	105	296

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30,
	2006	2005
Acquired technology	$20,594	$8,720
Accumulated amortization	(7,979)	(3,527)
	$12,615	$5,193

Amortization expense of intangible assets was $4.5 million, $1.7 million and $1.8 million during fiscal 2006, 2005 and 2004, respectively. The technology acquired from Okapi Software, Inc. and Zetta is being amortized over five years and four years, respectively. Estimated amortization expense for intangible assets will be approximately $4.7 million, $4.7 million, $3.0 million and

$247,000 in fiscal 2007, 2008, 2009 and 2010, respectively.

NOTE 6 - CREDIT FACILITY

The Company has a credit facility consisting of a $10.0 million revolving line of credit for working capital purposes that expires on November 30, 2006. The line of credit is collateralized by substantially all of the Company’s assets. Interest on the line of credit is set at the bank’s prime rate (8.25% on June 30, 2006) in effect from time to time minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants. As of June 30, 2006 and 2005, no amounts were outstanding under the credit facility.

NOTE 7 - INCOME TAXES

The components of (loss) income before income taxes were as follows (in thousands):

	Fiscal Year
	2006	2005	2004
Domestic	$(24,417)	$3,493	$15,003
Foreign	1,106	1,575	1,196
	$(23,311)	$5,068	$16,199

The (benefit from) provision for income taxes includes the following (in thousands):

	Fiscal Year
	2006	2005	2004
Current:
Federal	$(2,718)	$131	$5,293
State	(143)	115	1,171
Foreign	224	713	377
Total current	(2,637)	959	6,841

Deferred
Federal	(961)	(366)	(1,054)
State	(227)	(59)	(213)
Foreign	—	(44)	—
Total deferred	(1,188)	(469)	(1,267)
Total (benefit from) provision for income taxes	$(3,825)	$490	$5,574

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to income before income taxes to the total income tax (benefit) provision reported in the Consolidated Statements of Operations is as follows (in thousands):

	Fiscal Year
	2006	2005	2004
U.S. Federal income tax at statutory rate	$(7,926)	$1,723	$5,493
State income taxes, net of federal benefit	(1,231)	37	633
Increase in valuation allowance	5,114	—	—
In-process research and development	381	—	—
Share-based compensation expense	120	—	—
Extraterritorial income exclusion benefit	(238)	(503)	(374)
Tax exempt interest	(65)	(363)	(68)
Favorable IRS settlement and statute expirations	(51)	(345)	—
Federal R&D tax credit	(111)	(136)	—
Permanent differences	92	43	53
Other, net	90	34	(163)
Total (benefit from) provision for income taxes	$(3,825)	$490	$5,574

Deferred income taxes comprised (in thousands):

	June 30,
	2006	2005
Deferred tax assets:
Inventory	$2,009	$1,152
Net operating loss carryforward	2,935	—
Warranty reserves	2,244	1,951
Tax credits	1,330	573
Share-based compensation and options	618	—
Vacation and deferred compensation	601	608
State income taxes	—	8
Restructuring accrual	—	243
Allowance for doubtful accounts	162	114
Other	280	144
Gross deferred tax asset	10,179	4,793

Deferred tax liabilities:
Purchased intangible assets	(4,702)	(1,975)
Property and equipment depreciation	(363)	(531)
Gross deferred tax liability	(5,065)	(2,506)
Valuation allowance for deferred tax assets	(5,114)	—
Net deferred tax asset	$—	$2,287

As of June 30, 2006, the Company performed an assessment of its net deferred tax assets. In prior years, the Company had relied principally on its ability to generate future taxable income in its assessment of the realizability of its net deferred tax assets. However, SFAS No. 109, Accounting for Income Taxes, considers recent losses to be significant negative evidence that is difficult to overcome by forecasts of future taxable income to support the realization of deferred tax assets. Accordingly, the Company recorded a non-cash charge in fiscal 2006 of $5.1 million to establish a full-valuation allowance against its net deferred tax assets as realization of such assets is uncertain. This non-cash charge significantly reduced the deferred tax benefit associated with an increase in the Company’s net deferred tax assets. The Company recognized a current tax benefit in fiscal 2006 related principally to its ability to carry back a portion of the current year net operating losses.

At June 30, 2006, the Company has federal and state net operating loss carryforwards net of amounts eligible for carryback of approximately $8.9 million and $11.0 million, respectively. These amounts include stock option deductions of approximately $950,000 which will be recorded to contributed capital when realized. The remaining federal net operating loss will begin expiring in 2023, unless previously utilized. State net operating loss carryfowards generally begin to expire in 2016, unless previously utilized.

At June 30, 2006, the Company had federal and California research and development tax credit carryforwards totaling approximately $297,000 and $824,000, respectively. The California research credit may be carried forward indefinitely. In addition, the Company has foreign tax credit carryforwards totaling approximately $308,000, which will begin expiring in 2015, unless previously utilized. Also, the Company has federal alternative minimum tax credit carryforwards totaling $197,000 that can be carried forward indefinitely.

NOTE 8 - COMMON STOCK

On October 16, 2005, the Company’s Board of Directors expanded the Company’s share repurchase program to allow for the purchase of up to 2.5 million shares of its common stock with no fixed dollar amount. This repurchase authority allows the Company to repurchase its common stock selectively from time to time in the open market, through block trades or otherwise, or in privately negotiated transactions. Depending on market conditions and other factors, at any time or from time to time, without prior notice, the Company’s Board of Directors may modify the program or commence or suspend purchases. There is no fixed termination date for the repurchase program. During fiscal 2006 and fiscal 2005, an aggregate of approximately 1.3 million and 32,500 shares, respectively, were repurchased at a cost of approximately $10.8 million and $309,000, respectively, pursuant to the repurchase program.

NOTE 9 – SHARE-BASED COMPENSATION

Stock Option Plans

The Company has six active stock option plans, each administered by a Committee of the Board of Directors, which provide for the issuance of options to employees, officers, directors and consultants. As of June 30, 2006, the Company had reserved an aggregate of 7.3 million shares of common stock for issuance under the 1993 Stock Option Plan, 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Stock Option Plan, 2001 Supplemental Stock Option Plan (2001 Plan) and the 2003 Equity Incentive Plan (2003 Plan) (collectively, the Option Plans). The Option Plans provide for the granting of stock options. In addition, the 2003 Plan provides for the granting of restricted stock and stock appreciation rights (collectively, stock awards). The Option Plans have been approved by shareholders with the exception of the 2001 Plan. Currently, the Company may grant new awards only from the 2003 Plan. The Company’s 2003 Plan provides for the automatic grant of non-statutory options to purchase shares of common stock to non-employee directors.

Certain options issued under selected plans allow for 100% vesting of outstanding options upon a change of control of the Company (if replacement options are not issued) or upon death or disability of the optionee. Options granted generally vest over a three-year period. Options generally expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2003 Plan and within 30 days under the other Option Plans, or upon death or disability, where an extended six- or twelve-month exercise period is specified. As of June 30, 2006, approximately 2.6 million shares were reserved for issuance upon exercise of outstanding options and approximately 517,000 shares were available for grant under the Option Plans.

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

	Fiscal Year
	2006	2005	2004

Expected volatility	72.2-74.1%	76.9-77.3%	79.0%
Risk-free interest rate	4.3-4.4%	3.6-3.7%	4.2%
Dividend yield	—	—	—
Expected term (in years)	5.6-5.9	5.0-6.0	7.0

The stock option activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding at June 30, 2005	3,113	$11.54
Granted	224	8.17
Exercised	(294)	6.52
Canceled/forfeited	(411)	15.47
Options outstanding at June 30, 2006	2,632	11.20	6.24	$165
Exercisable outstanding at June 30, 2006	2,380	11.44	5.94	$165

During fiscal 2006, 2005 and 2004, the Company recorded share-based compensation associated with outstanding stock option grants of approximately $1.4 million, $0 and $0, respectively. As of June 30, 2006, there was $620,000 of total unrecognized compensation expense related to non-vested stock options granted under the Option Plans. This expense is expected to be recognized over a weighted-average period of 1.43 years. The following table summarizes information about stock options for fiscal 2006, 2005 and 2004 (in thousands, except per share amounts):

	Fiscal Year
	2006	2005	2004

Weighted-averaged grant date fair value per share of options granted with exercise prices:
Less than fair value	$—	$—	$—
Equal to fair value	5.49	8.92	13.76
Greater than fair value	—	8.18	—
Intrinsic value of options exercised	502	1,915	7,668
Cash received upon exercise of stock options	1,918	2,269	5,592
Actual tax benefit realized for the tax deductions from option exercise	—	715	3,438
Total income tax benefit recognized in the statement of operations	—	—	—

In November 2005, the Company’s Board of Directors extended the term of 97,000 fully vested options held by a former director. As a result of that modification, the Company recognized additional compensation expense of approximately $47,000 during the second quarter of fiscal 2006.

Restricted Stock Awards

In April 2005, the Company issued two restricted stock awards for 50,000 shares each to its CEO. At June 30, 2006, 16,667 shares were vested and 83,333 shares were subject to repurchase. The awards are described separately below.

The first award (the Service Award) vests as follows: 16,667 shares, 16,667 shares and 16,666 shares on January 1, 2006, 2007 and 2008, respectively. In accordance with APB No. 25, the Service Award was a fixed award and, as such, compensation expense was recorded for the fair value of the Company’s common stock less any amounts paid by the employee. The fair value of the Service Award is $10.86 per share (the market value of the stock on the date of issuance) or $543,000, which was recorded as deferred compensation under APB No. 25. Compensation expense recorded during fiscal 2006 (under SFAS No. 123(R)) and fiscal 2005 (under APB No. 25) totaled approximately $300,000 and $80,000, respectively. See Note 1, Change in Accounting Principle and Accounting for Share-Based Compensation, above, and Effect of SFAS No. 123(R) Adoption, below, for further discussion.

The second award (the Market Award) vests as follows: 12,500 shares, 12,500 shares and 25,000 shares, if the volume weighted daily average stock price of the Company for ten consecutive trading days reaches $20.00, $25.00 and $30.00 (collectively, the target stock price), respectively, on or before January 1, 2008. Based upon the market values of the Company’s common stock through June 30, 2005, satisfaction of the vesting conditions were not deemed probable by management and therefore no compensation expense was recorded under APB No. 25. Upon adoption of SFAS No. 123(R), the Company began recognizing compensation expense associated with this award. The compensation expense will be recognized through the remaining service period. The weighted-average grant date fair value of this restricted stock award was estimated at $5.73, using a trinomial option pricing model based on the following assumptions: expected volatility of 54.2%, risk-free interest rate of 3.8%, dividend yield of 0.0% and an expected term of 978 days. Commencing with the adoption of SFAS No. 123(R), this expense is being recognized in the statement of operations with offsetting credits to common stock. Compensation expense recorded during fiscal 2006 totaled approximately $77,000.

On August 8, 2005, the Company issued an aggregate of 64,625 restricted shares of common stock to new hires, 15,000 shares of which vest annually over a period of three years in equal increments and 49,625 shares of which vest annually over a period of five years in equal increments, in each case subject to continuing service by the recipient of the restricted stock. The fair value of the restricted stock is $7.84 per share (the market value of the stock on the date of issuance) or $506,660 and will be recorded to compensation expense, net of related forfeitures, over the requisite service periods of the awards. Compensation expense recorded during fiscal 2006 was approximately $183,000. At June 30, 2006, no shares were vested and 60,875 shares were subject to repurchase.

The following table summarizes information about non-vested restricted stock awards as of June 30, 2006 and changes during fiscal 2006 (shares and aggregate unrecognized compensation expense in thousands):

	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Service Period	Aggregate Unrecognized Compensation Expense

Non-vested at June 30, 2005	100	$8.29
Granted	65	7.84
Vested	(17)	10.86
Canceled	(4)	7.84
Non-vested at June 30, 2006	144	7.81	2.39	$413

The following table summarizes information about restricted stock awards vested during the fiscal 2006, 2005 and 2004 (in thousands):

	Fiscal Year
	2006	2005	2004

Fair value of vested restricted stock awards	$134	$—	$—

1996 Employee Stock Purchase Plan

In February 1997, the Company adopted the 1996 Employee Stock Purchase Plan (ESPP), which is due to expire January 31, 2007. A total of 600,000 shares of common stock have been reserved under the ESPP, as amended, for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The ESPP is qualified under Section 423 of the Internal Revenue Code and permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares in any one offering period.

In August 2005, the Board of Directors amended the ESPP so that, effective with the offering period beginning in August 2005, the purchase price of common stock under the ESPP shall be determined as either (i) a percentage not less than 85.0% (the Designated Percentage), subject to the Compensation Committee’s discretion of the fair market value of the common stock on the last day of the offering period or (ii) the lower of (a) the Designated Percentage of the fair market value of the common stock on the first day of the offering period or (b) the Designated Percentage of the fair market value of the common stock on the last day of the offering period. On August 10, 2005, the Compensation Committee of the Board of Director’s determined the purchase price to be 95.0% of the fair market value of the common stock on the last day of each offering period, beginning with the August 2005 offering. As a result, commencing with the August 2005 offering period, the ESPP will no longer be compensatory under SFAS No. 123(R). Expense prior to this date was not significant.

The fair value of each compensatory share purchase right is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The following assumptions were used in estimating the fair value of the purchase rights during fiscal 2005 and 2004:

	Fiscal Year
	2005	2004

Expected volatility	38.4%	57.0%
Risk-free interest rate	1.9%	3.7%
Dividend yield	—	—
Expected term (in years)	0.5	0.5

The weighted-average estimated fair value of each compensatory share purchase right issued during fiscal 2005 and 2004 was $3.24 and $4.71 per share, respectively.

During fiscal 2006, 2005 and 2004, approximately 54,000, 74,000 and 52,000 shares, respectively, were issued under the ESPP for combined proceeds of approximately $338,000, $673,000 and $658,000, respectively. As of June 30, 2006, approximately 28,000 shares were available under the ESPP.

Effect of SFAS No. 123(R) Adoption

The effect of the adoption of SFAS No. 123(R) on the Consolidated Balance Sheet at June 30, 2005 is as follows (in thousands):

	Without SFAS No. 123(R)	SFAS No. 123(R) Impact	With SFAS No. 123(R)
	(as reported)

Common stock	$77,494	$(463)	$77,031
Deferred compensation	(463)	463	—

NOTE 10 - 401(k) PLAN

In January 1994, the Company adopted an employee savings and retirement plan (the 401(k) Plan) covering all of the Company’s employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. The Company matches employee contributions at 75%, up to 6% of an employee’s pretax income. The totals of these employer contributions were $777,000, $819,000 and $660,000 in fiscal 2006, 2005 and 2004, respectively.

NOTE 11 – ACCRUED RESTRUCTURING CHARGES

Outsource of Manufacturing Operations

In September 2004, in order to enhance its strategic competitiveness and increase its flexibility, the Company announced a plan to outsource all of its manufacturing to a U.S. third party manufacturer. In November 2004, the contract with the outsource manufacturer was finalized and all manufacturing employees were notified of termination dates and benefits. Under the restructuring plan, the Company terminated 82 employees.

The Company completed the transfer of all of its manufacturing operations in August 2005. In fiscal 2005, the Company recorded $2.1 million to cost of revenue in pre-tax charges for severance costs related to the outsourcing and other obligations. In fiscal 2006, the Company recorded $770,000 in pre-tax charges to cost of revenue for other obligations related to the outsourcing, including a charge of $704,000 for the estimated fair value of the liability associated with leased warehouse space that the Company permanently ceased using in December 2005. In June 2006, the Company decided to terminate the relationship Sanmina and return manufacturing to San Diego. As a result, the Company recorded a pre-tax credit of $536,000, in the fourth quarter, to reverse the remaining excess facilities liability previously recorded.

The following table summarizes the activity and balances of the accrued restructuring charges through fiscal 2006 (in thousands):

	Employee Related	Facilities	Other	Total

Accrued restructuring charges	$1,532	$—	$523	$2,055
Cash payments	(1,009)	—	(523)	(1,532)
Balance at June 30, 2005	523	—	—	523
Accrued restructuring charges	—	704	66	770
Adjustment	(37)	(536)	—	(573)
Cash payments	(486)	(168)	(66)	(720)
Balance at June 30, 2006	$—	$—	$—	$—

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

Minimum Lease Payments

Fiscal 2007	$3,300
Fiscal 2008	3,270
Fiscal 2009	3,344
Fiscal 2010	3,394
Fiscal 2011	3,496
Thereafter	10,826
$27,630

Rental expense is recognized on a straight-line basis over the respective lease terms and approximated $4.0 million, $3.8 million and $3.8 million in fiscal 2006, 2005 and 2004, respectively.

Litigation

The Company is from time to time involved in various lawsuits, claims and legal proceedings that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these ordinary course actions will not materially affect the Company’s financial condition or results of operations.

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial information for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated condensed financial statements, which in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of such information. The quarterly per share amounts presented below were calculated separately and may not sum to the annual figures presented in the Consolidated Statements of Operations. These operating results are also not necessarily indicative of results for any future period.

	Fiscal 2006
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenue	$58,502	$60,638	$48,153	$41,745	$209,038
Gross profit	13,419	13,387	10,336	9,304	46,446
Loss from operations	(5,498)	(4,554)	(6,810)	(9,069)	(25,931)
Loss before income taxes	(4,984)	(3,807)	(6,150)	(8,370)	(23,311)
Net loss	(2,900)	(2,713)	(7,038)	(6,835)	(19,486)

Net loss per share:
Basic	$(0.21)	$(0.19)	$(0.52)	$(0.52)	$(1.42)
Diluted	(0.21)	(0.19)	(0.52)	(0.52)	(1.42)

	Fiscal 2005
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenue	$59,526	$62,525	$58,282	$55,354	$235,687
Gross profit	16,017	17,818	14,886	12,196	60,917
Income (loss) from operations	2,664	3,544	952	(3,636)	3,524
Income (loss) before income taxes	3,007	3,921	1,389	(3,249)	5,068
Net income (loss)	1,900	2,603	1,357	(1,282)	4,578

Net income (loss) per share:
Basic	$0.14	$0.19	$0.10	$(0.09)	$0.33
Diluted	0.13	0.18	0.09	(0.09)	0.32