Form 10-Q
period 2006-10-01
OVERLAND STORAGE INC
filed 2006-11-08
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

As of October 25, 2006, there were 12,835,883 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.
FORM 10-Q
For the quarterly period ended October 1, 2006

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2006	2005
	(Unaudited)
Net revenue:
Product sales	$41,576	$57,859
Royalty fees	251	643
	41,827	58,502
Cost of revenue	36,529	45,083
Gross profit	5,298	13,419

Operating expenses:
Sales and marketing	8,753	9,364
Research and development	4,882	4,424
General and administrative	3,839	4,008
Impairment of acquired technology	8,411	—
Acquired in-process research and development	—	1,121
	25,885	18,917
Loss from operations	(20,587)	(5,498)

Other income (expense):
Interest income, net	697	558
Other expense, net	(95)	(44)
Loss before income taxes	(19,985)	(4,984)
Provision for (benefit from) income taxes	12	(2,084)
Net loss	$(19,997)	$(2,900)

Net loss per share:
Basic	$(1.54)	$(0.21)
Diluted	$(1.54)	$(0.21)

Shares used in computing net loss per share:
Basic	12,966	14,046
Diluted	12,966	14,046

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets

(In thousands)

	September 30, 2006	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,740	$20,315
Short-term investments	43,090	42,197
Accounts receivable, less allowance for doubtful accounts of $482 and $436, respectively	30,019	30,321
Inventories	18,354	14,978
Deferred tax assets	636	2,147
Other current assets	8,486	9,114
Total current assets	103,325	119,072

Property and equipment, net	12,505	11,026
Intangible assets	3,029	12,615
Other assets	2,016	2,056
Total assets	$120,875	$144,769

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,010	$17,399
Accrued liabilities	14,495	15,330
Accrued payroll and employee compensation	3,589	4,277
Income taxes payable	316	278
Accrued warranty	5,577	5,407
Total current liabilities	42,987	42,691

Deferred tax liabilities	636	2,147
Other liabilities	4,521	4,493
Total liabilities	48,144	49,331

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, no par value, 45,000 shares authorized; 12,836 and 13,230 shares issued and outstanding, respectively	67,626	70,496
Accumulated other comprehensive loss	(187)	(347)
Retained earnings	5,292	25,289
Total shareholders’ equity	72,731	95,438
Total liabilities and shareholders’ equity	$120,875	$144,769

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows

(In thousands)

	Three months ended September 30,
	2006	2005
	(Unaudited)
Operating activities:
Net loss	$(19,997)	$(2,900)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Impairment of acquired technology	8,411	—
Depreciation and amortization	1,825	1,553
Deferred tax provision	(57)	(378)
Acquired in-process research and development	—	1,121
Excess tax benefits from share-based payment arrangements	—	(47)
Stock-based compensation	(237)	522
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	302	(1,523)
Inventories	(3,376)	3,507
Accounts payable and accrued liabilities	946	1,143
Accrued payroll and employee compensation	(688)	(368)
Other assets and liabilities, net	747	1,941
Net cash (used in) provided by operating activities	(12,124)	4,571

Investing activities:
Purchases of short-term investments	(43,025)	(46,951)
Proceeds from maturities of short-term investments	42,272	52,002
Proceeds from sales of short-term investments	—	2,831
Capital expenditures	(2,129)	(689)
Net cash payments to acquire the stock of Zetta Systems, Inc.	—	(8,857)
Net cash used in investing activities	(2,882)	(1,664)

Financing activities:
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	89	921
Repurchase of common stock	(2,722)	(465)
Excess tax benefits from share-based payment arrangements	—	47
Net cash (used in) provided by financing activities	(2,633)	503
Effect of exchange rate changes on cash	64	(30)
Net (decrease) increase in cash and cash equivalents	(17,575)	3,380
Cash and cash equivalents, beginning of period	20,315	5,498
Cash and cash equivalents, end of period	$2,740	$8,878

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the Company) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. The Company operates its business in one operating segment. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter end. For ease of presentation, the Company’s last fiscal year is considered to end June 30, 2006 and the Company’s first quarter of fiscal 2007 is considered to end September 30, 2006. For example, references to the quarter ended September 30, 2006 or the first quarter of fiscal 2007 refer to the fiscal quarter ended October 1, 2006. The first quarter of fiscal 2007 and 2006 each included 13 weeks.

In the opinion of management, these statements include all the normal recurring adjustments necessary to state fairly our consolidated condensed results of operations, financial position and cash flows as of September 30, 2006 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended July 2, 2006. The consolidated condensed results of operations and statement of cash flows for the three months ended September 30, 2006 are not necessarily indicative of the results or cash flows expected for the full year.

The year end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Note 2 — Asset Impairment

On August 8, 2005, the Company acquired all of the outstanding stock of Zetta Systems (“Zetta”).  Zetta developed data protection software that was incorporated into the Company’s ULTAMUSTM Pro storage appliance that was launched in the first quarter of fiscal 2007. ULTAMUS Pro did not generate revenue subsequent to its launch.  On October 25, 2006, the Company’s Board of Directors approved the closure of the related software development office near Seattle, Washington and an elimination of the ULTAMUS Pro product from future forecasts and sales commission goals. The facility closure and related employee termination costs will be recorded in the second quarter of fiscal 2007 as required by Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Note 12).

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluated the acquired technology intangible asset for impairment as of September 30, 2006 due to the significant underperformance of the ULTAMUS Pro product subsequent to its launch.  Based on the Company’s revised forecasts, the Company concluded that the carrying amount of the asset was not recoverable and an impairment loss should be recognized. An impairment charge equal to the remaining intangible asset balance of $8.4 million was recorded in the first quarter of 2007 as the acquired technology was not considered to have any remaining value. In addition, the Company recorded a write-down of $350,000 to cost of revenue against specific inventory associated with the ULTAMUS Pro product which can no longer be used in production.

Note 3 — Short-Term Investments

The following table summarizes short-term investments by security type (in thousands):

September 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

State and municipal securities	$27,600	$—	$—	$27,600
Asset-backed securities	13,092	1	189	12,904
Corporate bonds	2,600	—	14	2,586
	$43,292	$1	$203	$43,090

June 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

State and municipal securities	$25,300	$—	$—	$25,300
Asset-backed securities	14,653	—	356	14,297
Corporate bonds	2,600	—	—	2,600
	$42,553	$—	$356	$42,197

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	September 30, 2006	June 30, 2006

Less than one year	$—	$—
Due in one to two years	2,586	2,600
Due in two to five years	1,812	1,919
Due after five years	38,692	37,678
	$43,090	$42,197

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other income, net, in the accompanying consolidated condensed statement of operations. During the first quarter of fiscal 2007, the Company had no recorded realized gains or losses on its short-term investments. During the first quarter of fiscal 2006, the Company recorded realized gains of approximately $2,000 and realized losses of approximately $24,000 on its short-term investments.

As of September 30, 2006, the Company had 30 individual securities in an unrealized loss position. The following table shows the gross unrealized losses and the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Asset-backed securities	$3,049	$29	$8,152	$160	$11,201	$189
Corporate bonds	2,586	14	—	—	2,586	14
	$5,635	$43	$8,152	$160	$13,787	$203

Asset-backed securities

Unrealized losses on the Company’s investments in mortgage-backed securities guaranteed by a federal agency or government-sponsored enterprise were caused by interest rate increases. The contractual cash flows of those investments are either guaranteed by an agency of the U.S. government or entities with a line of credit to the U.S. Treasury. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and the intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2006.

Corporate bonds

Our unrealized loss on investments in corporate bonds relates to a security purchased in fiscal 2006. The unrealized loss was caused by interest rate increases. The security is rated Aa3/AA- by Standard & Poors/Moodys. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and the intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2006.

Note 4 — Composition of Certain Financial Statement Captions

The following table summarizes inventories (in thousands):

	September 30, 2006	June 30, 2006

Raw materials	$10,082	$8,202
Work in process	1,448	1,332
Finished goods	6,824	5,444
	$18,354	$14,978

Note 5 — Net Loss Per Share

Basic net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive securities are comprised of options granted and restricted stock awards issued under the Company’s stock option plans and ESPP share purchase rights.

A reconciliation of diluted shares used in the calculation of diluted net loss per share is as follows (in thousands):

	Three months ended September 30,
	2006	2005

Diluted:
Weighted-average number of common shares outstanding	12,966	14,046
Common stock equivalents using the treasury stock method	—	—
Shares used in computing diluted net loss per share	12,966	14,046

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three months ended September 30,
	2006	2005

Options outstanding	2,507	3,066
Restricted stock awards outstanding	51	90

Note 6 — Comprehensive Loss

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized losses on available-for-sale securities, which are charged or credited to accumulated other comprehensive income within shareholders’ equity.  Comprehensive loss was as follows (in thousands):

	Three months ended September 30,
	2006	2005

Net loss	$(19,997)	$(2,900)
Foreign currency translation	64	(30)
Unrealized loss on short-term investments	96	(14)
Total comprehensive loss	$(19,837)	$(2,944)

Note 7 — Bank Borrowings and Debt Arrangements

At September 30, 2006, the Company had a credit facility consisting of a $10.0 million revolving line of credit for working capital purposes that expires on November 30, 2006. The line of credit is collateralized by substantially all of the Company’s assets. Interest on the line of credit is set at the bank’s prime rate (8.25% at September 30, 2006) minus 0.25% or, at the Company’s option, a rate equal to LIBOR plus 2.25%. At September 30, 2006, no amounts were outstanding under the credit facility. The loan agreement that governs the credit facility contains certain financial and non-financial covenants, and requires the Company to maintain a ratio of quick assets to current liabilities of not less than 2.00:1.00 and a ratio of total liabilities to tangible net worth of less than 1.00:1.00.  As of September 30, 2006, the Company’s quick assets to current liabilities ratio was 1.76:1.00, and consequently it was in default under the credit facility.

Note 8 — Commitments and Contingencies

Warranty and Extended Warranty

We generally provide a three-year advance replacement return-to-factory warranty on our NEO SERIES®, REO SERIES®, PowerLoader® and LoaderXpress® products. We also provide on-site service, where available, for the first warranty year of the NEO SERIES products for which we contract with third-party service providers. ARCvaultTM includes a one-year advance replacement return-to-factory warranty. For most products, we offer a program called XchangeNOW® as part of our return-to-factory warranty which enables customers to receive an advance replacement unit or field replacement part shipped within two business days after placing a service request. The customer ships the defective unit back to us using the shipping materials from the replacement unit. We record a provision for estimated future warranty costs for both the return-to-factory and on-site warranties. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.

Separately priced extended on-site warranties are offered for sale to customers of all product lines. We contract with outside vendors to provide service relating to all on-site warranties. Extended warranty revenue and amounts paid in advance to outside service organizations are deferred and recognized as revenue and cost of revenue, respectively, over the period of the service agreement.

Changes in the liability for accrued warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue

Liability at June 30, 2006	$5,407	$8,822
Settlements made during the period	(439)	(2,124)
Change in liability for warranties issued during the period	497	2,545
Change in liability for preexisting warranties	112	(1)
Liability at September 30, 2006	$5,577	$9,242

Litigation

We are from time to time involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. We do not believe any such legal proceedings or claims will have, individually or in the aggregate, a material adverse effect on our business, liquidity, results of operations or financial position. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Note 9 — Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2006	June 30, 2006

Acquired technology	$20,594	$20,594
Impairment of Zetta acquired technology	(8,411)	—
Adjusted cost basis	12,183	20,594
Accumulated amortization	(9,154)	(7,979)
	$3,029	$12,615

As a result of the impairment of the Zetta technology, the amount at September 30, 2006 represents only the remaining unamortized balance of the technology acquired in the Okapi acquisition. Amortization expense of intangible assets was approximately $1.2 million and $948,000, during the first quarter of fiscal 2007 and 2006, respectively. The technology acquired from Okapi is being amortized over five years. The technology acquired from Zetta was being amortized over four years before its impairment in the first quarter of fiscal 2007. Estimated amortization expense for intangible assets will be approximately $1.3 million, during the remainder of the Company’s fiscal 2007 and $1.7 million in fiscal 2008.

Note 10 — Common Stock

Share repurchase program

On October 16, 2005, the Company’s Board of Directors expanded the Company’s share repurchase program to allow for the purchase of up to 2.5 million shares of its common stock with no fixed dollar amount. On October 25, 2006, the Company’s Board of Directors terminated the share repurchase program. During the first quarter of fiscal 2007, an aggregate of approximately 373,000 shares were repurchased at a cost of approximately $2.7 million pursuant to the repurchase program. During fiscal 2006, an aggregate of 1.3 million shares were repurchased at a cost of approximately $10.8 million pursuant to the repurchase program.

Stock Options and Employee Stock Purchase Plan

During the first quarter of fiscal 2007, the Company issued 3,000 shares of common stock upon exercise of stock options and approximately 10,000 shares of common stock purchased through the Company’s Employee Stock Purchase Plan.

Restricted Stock Awards

During the first quarter of fiscal 2007, 33,900 shares of restricted stock were cancelled and 9,075 shares vested.

Note 11 — Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company). Management is currently evaluating the impact SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 12 — Subsequent Events

On October 12, 2006, the Company reported that it was notified by Dell Inc. of its intent to terminate the supply agreement with the Company dated October 10, 2005.  Under the agreement, the Company had agreed to supply Dell with two of its recently developed automated tape libraries.  Shipments of the tape libraries had not yet commenced but were expected to begin in the near future.

In October 2006, the Company announced a reduction in its workforce and the closing of its software development office near Seattle. Estimated severance associated with the lay offs is approximately $550,000, which will be recorded in the second quarter of fiscal 2007. We expect the closure or our Seattle facility to be completed in the second quarter of fiscal 2007. The reduction in workforce will be completed in the second quarter of fiscal 2007 with some payments extending into the third quarter of fiscal 2007. The remaining lease term associated with the development office is approximately one year. Estimated cash payments through the remaining lease term are not expected to exceed $75,000.

On November 1, 2006, Christopher P. Calisi’s employment arrangement with the Company terminated.  Mr. Calisi was the Company’s president and chief executive officer from March 2001 until that date. Under the terms of Mr. Calisi’s employment agreement, he will receive a severance payment equal to $500,000, payable in one lump sum. He has also agreed to provide transitional consulting services to the Company for up to six months and will be compensated at the rate of $20,833 per month. The Company will pay for Mr. Calisi’s group medical insurance coverage under COBRA for up to one year, or until he receives comparable benefits from a successor employer and up to $10,000 of outplacement services.  All outstanding stock options and unvested restricted stock held by Mr. Calisi have been forfeited and terminated.  Mr. Calisi has executed a general release of any claims against the Company.  Mr. Calisi resigned as a director of the Company on November 2, 2006.

On November 1, 2006, the Company’s board of directors appointed Scott McClendon as our interim president and chief executive officer effective immediately.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion in this section contains statements of a forward-looking nature relating to future events or our future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this report, including the matters set forth under the caption “Risk Factors”, in this report and in our Annual Report on Form 10-K which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

Our strategy is to become a market leader and innovative supplier of a complete portfolio of tiered data storage solutions by providing intelligent appliances and software modules designed to work together to ensure that information is “automatically safe, readily available and always there.”  We intend to deliver products to address all three tiers of data storage:  primary “protected” disk, secondary disk-based backup and tertiary automated tape libraries for archival. Our focus is on mid-range solutions that can be easily sold worldwide through our indirect network of resellers and OEMs.

For many years we have held a leadership position in mid-range tape automation.  Our most successful product has been our NEO line of tape automation solutions consisting of the NEO 2000, NEO 4000 and NEO 8000.  NEO is sold to a number of OEMs under private label contracts as well as worldwide through our branded sales channel.  Hewlett-Packard Company (HP) is our largest customer for this product.  In August 2005, HP informed us of its decision not to purchase its next-generation, mid-range tape automation production line from Overland.  HP will continue to purchase the NEO 2000 and NEO 4000 products currently supplied by us for some time and recently renewed their supply contract (which does not commit HP to buy specific quantities of product at any time) with us for an additional three years ending July 2009.  However, we expect the new product HP is now buying will eventually replace a significant portion of its NEO purchases. We cannot predict how quickly this transition will occur, but we believe the impact to our revenue during fiscal 2007 will be significant.  In light of this loss in revenue, we are focusing heavily on the delivery of new products to our branded channel, which historically has produced higher gross margins in comparison to OEM business.  Such new products include ARCvaultTM, a new line of tape automation products that is the result of over a year of development.  ARCvault was designed for a price-competitive marketplace with fewer features than NEO, but significantly higher density and a lower price per terabyte.  The first ARCvault product was launched in July 2006 and we plan to introduce additional ARCvault products during the remainder of fiscal 2007.

In the disk-based backup and recovery space, we believe that our REO line of products has been one of the most successful mid-range products in market.  REO products enable customers to scale their backup solution from one terabyte to 32 terabytes.  In July 2006 we launched version 3.0 of our REO Protection OSTM. This data protection software is integrated with every REO Series product and significantly improves performance. Later in fiscal 2007, we intend to introduce new hardware platforms for each of the REO products to improve their competitiveness in the marketplace.  We also expect to generate additional revenue from licensing fees beginning in the fiscal 2007 second quarter related to the shipment by HP of a disk based virtual tape solution that employs our REO Protection OS software.

In the area of primary protected disk, we planned to facilitate our entry into this space through our August 2005 acquisition of Zetta Systems.  In August 2006, after a year of development, we launched a new version of the Zetta product called ULTAMUS Pro which failed to achieve market acceptance.  We discontinued our R&D efforts on the Zetta-based software in October 2006 and recorded an impairment charge of $8.4 million in the first quarter of fiscal 2007.  In October 2006, we introduced a new line of ULTAMUS RAID primary storage products that do not contain the ULTAMUS Pro software. These RAID products offer small to medium business customers an affordable alternative to costly high-end SANs and other storage.

In September 2004, we announced a plan to outsource all of our manufacturing to a U.S. third party manufacturer. We completed this transfer in August 2005.  However, during fiscal 2006, we failed to achieve the customer service levels, product quality and cost reductions we expected from the outsourcing.  Additionally, we incurred a significant amount of redundant costs to support the outsourcing, which eroded our gross margins during the year.  Consequently, we decided to bring manufacturing back to our San Diego facility and entered into a transition agreement with our outsourced manufacturer, effective September 2006. We are now manufacturing our new ARCvault product in San Diego, and we intend to transition the manufacturing of all products back to San Diego no later than March 31, 2007.

In the first quarter of fiscal 2007, net revenue decreased by 28.5%, net loss increased by 589.6% and diluted net loss per share increased by 633.3% when compared to the first quarter of fiscal 2006. Our gross profit margin decreased from 22.9% during the first quarter of fiscal 2006 to 12.7% during the first quarter of fiscal 2007. Operating expenses increased by 36.8% due to the impairment of the technology acquired from Zetta in the first quarter of fiscal 2007.

We ended the first quarter of fiscal 2007 with approximately $45.8 million in cash, cash equivalents and short-term investments, compared to $62.5 million at the end of the fiscal 2006. We had no debt outstanding on our credit facility at the end of the first fiscal quarter of 2007 and 2006.

Recent Developments

On October 12, 2006, we reported that we were notified by Dell Inc. of its intent to terminate the supply agreement between us dated October 10, 2005.  Under the agreement, we had agreed to supply Dell with two of our recently developed automated tape libraries.  Shipments of the tape libraries had not yet commenced but were expected to begin in the near future.

In October 2006, we announced a reduction in our workforce and the closing of our software development office near Seattle. Estimated severance associated with the lay offs is approximately $550,000, which will be recorded in the second quarter of fiscal 2007. As of the date of this filing, we do not have a final cease-use date for the Seattle facility. The remaining lease term associated with the development office is approximately one year.

On November 1, 2006, Christopher P. Calisi’s employment arrangement with our company terminated. Mr. Calisi served as our president and chief executive officer from March 2001 until that time. Under the terms of Mr. Calisi’s employment agreement, he will receive a severance payment equal to $500,000, payable in one lump sum. He has also agreed to provide transitional consulting services to us for up to six months and will be compensated at the rate of $20,833 per month. We will pay for Mr. Calisi’s group medical insurance coverage under COBRA for up to one year, or until he receives comparable benefits from a successor employer and up to $10,000 of outplacement services.  All outstanding stock options and unvested restricted stock held by Mr. Calisi have been forfeited and terminated.  Mr. Calisi has executed a general release of any claims against us.  Mr. Calisi resigned as a director of our company on November 2, 2006.

On November 1, 2006, our board of directors appointed Scott McClendon as our interim president and chief executive officer effective immediately. Our compensation committee has approved a temporary compensation package for Mr. McClendon that consists of a monthly salary of $32,916.67.  The base salary is equivalent to the base salary earned by Mr. Calisi at the time of his departure.  Mr. McClendon will also be entitled to participate in our company’s employee benefit plans.  Mr. McClendon will not receive fees paid to our non-employee directors or his chairman of the board fee while serving as interim president and chief executive officer.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, share-based compensation, bad debts, inventories, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

During the first quarter of fiscal 2007, we recorded an $8.4 million impairment charge related to acquired technology. See Impairment of Acquired Technology under the discussion of Results of Operations below.

Results of Operations

The following table sets forth items in our statement of operations as a percentage of net revenue for the periods presented. The data has been derived from our unaudited consolidated condensed financial statements.

The following tables set forth certain financial data as a percentage of net revenue:

	Three months ended September 30,
	2006	2005

Net revenue	100.0%	100.0%
Cost of revenue	87.3	77.1
Gross profit	12.7	22.9
Operating expenses:
Sales and marketing	20.9	16.0
Research and development	11.7	7.6
General and administrative	9.2	6.9
Impairment of acquired technology	20.1	—
Acquired in-process research and development	—	1.9
	61.9	32.4
Loss from operations	(49.2)	(9.5)
Other income, net	1.4	0.9
Loss before income taxes	(47.8)	(8.6)
Provision for (benefit from) income taxes	—	(3.6)
Net loss	(47.8)%	(5.0)%

The first quarter of fiscal 2007 compared to the first quarter of fiscal 2006

Net Revenue. Net revenue decreased from $58.5 million during the first quarter of fiscal 2006 to $41.8 million during the first quarter of fiscal 2007. The decrease of $16.7 million or 28.5% is due to anticipated lower OEM revenue and production problems at our outsourced manufacturer which delayed branded product shipments and resulted in a $6.1 million backlog at the end of the quarter. Decreases in net revenue were consistent throughout all regions (i.e. Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC)), but were slightly offset by a 43.2% increase in extended warranty service revenue associated with an increase in the number of warranty contracts being sold since early fiscal 2006 as a result of an increased focus in this area.

Net revenue from OEM customers decreased from $31.1 million in the first quarter of fiscal 2006 to $22.0 million in the first quarter of fiscal 2007. The decrease of $9.1 million or approximately 29.3% was primarily a result of decreased volumes. Sales to HP represented approximately 50.6% of net revenue in the first quarter of fiscal 2007 compared to 49.5% of net revenue for the first quarter of fiscal 2006.

Net revenue from Overland branded products, excluding extended warranty service revenue, decreased from $24.8 million during the first quarter of fiscal 2006 to $17.4 million during the first quarter of fiscal 2007, a decrease of $7.4 million or 29.7%, due to the production problems at our outsourced manufacturer as previously noted.

We expect sales to our OEM customers to continue to decline throughout fiscal 2007 as these customers transition to alternative products provided by other suppliers.  We hope to replace those sales through our branded channel with sales of new products such as ULTAMUS RAID, increased sales of REO products, which we expect to benefit from a new hardware platform and better service levels to customers of all products resulting from the manufacturing transition back to San Diego.

VR2 revenue during the first quarter of fiscal 2006 of approximately $1.1 million decreased to $251,000 during the first quarter of fiscal 2007. This decrease of approximately $830,000 or 76.8% was primarily the result of lower royalties and no chip sales occurring in the first quarter of fiscal 2007. Chip sales in the first quarter of fiscal 2006 were approximately $438,000 with no similar sales in the first quarter of fiscal 2007. Royalties represented approximately $643,000 during the first quarter of fiscal 2006 compared to $251,000 during the first quarter of fiscal 2007.

A summary of the sales mix by product for the periods presented in the statement of operations follows:

	Three months ended September 30,
	2006	2005
LibraryXpress® products:
NEO Series	61.8%	66.4%
Loaders	7.3	8.4
	69.1	74.8
Spare parts, drives, other	24.1	17.5
Disk based	6.2	5.9
VR2	0.6	1.8
	100.0%	100.0%

Gross Profit. Gross profit decreased from $13.4 million during the first quarter of fiscal 2006 to $5.3 million during the first quarter of fiscal 2007. The decrease of approximately $8.1 million or 60.5% is primarily due to an overall decrease in our net revenue of $16.7 million, as described above, and related materials and labor costs of $11.9 million. The decrease in materials and labor costs during the first quarter of fiscal 2007,were offset by the following: (i) employee and related costs increased $1.3 million due to an 151% increase in headcount due to bringing manufacturing back in-house, (ii) increased warranty and related costs of $944,000 as a result of the increase in extended warranty revenues associated with NEO Series branded products, an increase in sales of extended warranties and an increase in services related to out-of-warranty product being repaired, (iii) an increase of $645,000 in inventory reserves associated with higher inventory balances due to bringing manufacturing in-house and inventory related to the ULTAMUS product and (iv) an additional $227,000 in amortization costs associated with the amortization of the Zetta technology; fiscal 2007 included three months of amortization compared to two months in fiscal 2006. We expect gross profit and gross margin percentage to improve over the course of fiscal 2007 as we eliminate redundant manufacturing costs due to the outsourcing difficulties and as the percentage of branded revenue grows in comparison to revenue from OEM customers, given that branded sales typically result in higher margins than OEM sales.

Share-Based Compensation. During the first quarter of fiscal 2007, we had a net reversal of $237,000 of expense compared to $522,000 of share-based compensation charges in the first quarter of fiscal 2006. In the first quarter of fiscal 2007, the net reversal resulted from significant pre-vesting forfeitures (in excess of amounts previously estimated) related to the forfeiture of certain executive and other employee awards. The pre-vesting forfeitures resulted in the reversal of previously recognized share-based compensation expense and such reversal exceeded the amount of expense recorded for other awards in the first quarter of fiscal 2007. Share-based compensation was allocated as follows:

	Three months ended September 30,
	2006	2005	Change
	(in thousands)
Cost of revenue	$1	$12	$(11)
Sales and marketing	(339)	89	(428)
Research and development	(64)	51	(115)
General and administrative	165	370	(205)
	$(237)	$522	$(759)

Sales and Marketing Expenses. Sales and marketing expenses decreased from $9.4 million during the first quarter of fiscal 2006 to $8.8 million during the first quarter of fiscal 2007. The decrease of approximately $600,000 or 6.5% is primarily a result of (i) a decrease of approximately $440,000 in employee and related expenses due to a reduction in headcount from 148 at the end of the first quarter of fiscal 2006 to 135 at the end of the first quarter of fiscal 2007, (ii) a change of $428,000 in share-based compensation expense associated with a reversal of awards that cancelled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology, and (iii) approximately a $90,000 reduction in incentives/rebates due to a decrease in revenues. As a result of the reduction in workforce announced in October 2006 and other planned spending cuts, we expect sales and marketing expenses, exclusive of severance costs, to decline on a quarterly basis, compared to the first quarter of fiscal 2007, through the remainder of fiscal year 2007.

Research and Development Expenses. Research and development expenses increased to $4.9 million during the first quarter of fiscal 2007 from $4.4 million during the first quarter of fiscal 2006. The increase of approximately $500,000 or 10.4% is primarily due to increased new product development related to ARCvault and ULTAMUS Pro (which was subsequently discontinued), including materials and tooling for an increase of $698,000, offset by a change of $115,000 in share-based compensation expense associated with a reversal of awards that cancelled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology.  We expect R&D spending, exclusive of severance costs, to decline significantly through the remainder of fiscal year 2007 as the development of our new tape library platform is completed and as a consequence of the reduction in workforce and the closure of our Seattle software development site.

General and Administrative Expenses. General and administrative expenses decreased from $4.0 million during the first quarter of fiscal 2006 to $3.8 million during the first quarter of fiscal 2007. The decrease of approximately $200,000 or 4.2% is primarily due to (i) a change of $205,000 in share-based compensation expense associated with a reversal of awards that cancelled prior to vesting and a reduction of related expense under FIN No. 28, associated with our accelerated amortization methodology and (ii) a $358,000 reduction in legal fees. In the first quarter of fiscal 2006 legal fees were inflated because we were defending ourselves in connection with the accumulation of our shares by a competitor and related issues. These reductions were offset by a $422,000 increase in audit, tax and consulting fees, due to increased time and hourly charges for normal work, audit over-runs and additional audit expense related to the material weakness we reported at the end of fiscal 2006. We expect G&A expenses to increase in the second quarter of fiscal year 2007 due to the severance costs related to the departure of our former President and CEO.

Impairment of Acquired Technology. In the first quarter of fiscal 2007, we recorded an impairment charge of $8.4 million related to the developed technology intangible asset acquired from Zetta Systems in August 2005. As more fully discussed in Note 2 in the accompanying unaudited consolidated condensed financial statements, management performed an impairment analysis of Zetta, in accordance with SFAS No. 144, and concluded that the asset was not recoverable and an impairment loss should be recognized as of September 30, 2006. The full amount of the remaining intangible asset balance as of September 30, 2006, or $8.4 million, was recorded as an impairment of acquired technology in the first quarter of fiscal 2007.

Acquired In-Process Research and Development. During the first quarter of fiscal 2006, a portion of the fair value of the assets acquired from Zetta was assigned to in-process research and development. We had no similar transactions in the first quarter of fiscal 2007.

Interest Income, net. Interest income totaled $697,000 during the first quarter of fiscal 2007 compared to $558,000 during the first quarter of fiscal 2006. The increase of approximately $139,000 or 24.9% is due to higher average yields when compared to the first quarter of fiscal 2006.

Provision for (benefit from) Income Taxes. We recorded a provision for income taxes of $12,000 during the first quarter of fiscal 2007 compared to a benefit from income taxes of $2.1 million in the first quarter of fiscal 2006. The nominal tax expense in the first quarter of fiscal 2007 relates to our foreign operations. The benefit in the first quarter of fiscal 2006 relates to the expected benefit at the time from our first quarter loss and forecasted loss for the year.

Liquidity and Capital Resources. Our primary source of liquidity historically has been cash generated from operations. At September 30, 2006, we had $45.8 million of cash, cash equivalents and short-term investments, compared to cash, cash equivalents and short term investments of $62.5 million at June 30, 2006.  We also have an unused credit facility of $10.0 million, but we are currently out of compliance with covenants under that facility (see discussion below). We believe that our sources of liquidity will be sufficient to fund our operations and to provide for our growth for the next twelve months and into the foreseeable future. We have no other unused sources of liquidity at this time.

During the first quarter of fiscal 2007, we used cash in operating activities of approximately $12.1 million compared to cash provided from operating activities of $4.6 million during the first quarter of fiscal 2006. The change of $16.7 million is primarily attributed to our increased net loss.  Although net loss for the fiscal 2007 period included a non-cash impairment of acquired technology of $8.4 million, such adjustment to cash used in operating activities was offset by the adjustment for changes in inventories, which increased by $3.4 million during the fiscal 2007 period compared to a decrease of $3.5 million during the fiscal 2006 period.  Inventories increased due to our transition back to in-house manufacturing. In the first quarter of fiscal year 2006, operating cash flows were provided by an overall reduction of operating assets and liabilities due to the outsourcing of manufacturing.

Cash used in investing activities was $2.9 million for the first quarter of fiscal 2007 compared to $1.7 million for the first quarter of fiscal 2006. During the first quarter of fiscal year 2007 we used net cash of approximately $753,000 for the purchase of short-term investments, net of proceeds from maturing investments. Capital expenditures during the first quarter of fiscal 2007 and 2006 totaled $2.1 million and $689,000, respectively. During the first quarter of fiscal 2007, such expenditures were primarily associated with computers, machinery and equipment to support new product development and transitioning manufacturing in-house. During the first quarter of fiscal 2006, capital expenditures were comprised primarily of purchases of computer and related equipment.

We used cash in our financing activities of $2.6 million during the first quarter of fiscal 2007 in comparison to cash provided by financing activities of $503,000 for the first quarter of fiscal 2006. Cash used in financing activities was primarily the result of the repurchase of 373,000 shares of our stock under our repurchase program for $2.7 million. This use of cash was slightly offset by the exercise of options and the purchase of shares of our stock under our Employee Stock Purchase Plan (ESPP) for proceeds of $89,000. Cash provided by financing activities during the first quarter of fiscal 2006 included proceeds of $921,000 from the issuance of common stock under our ESPP and upon exercise of stock options, offset by $465,000 used to repurchase 59,625 shares of our common stock under our share repurchase program.

At September 30, 2006, we had a credit facility consisting of a $10.0 million revolving line of credit for working capital purposes that expires on November 30, 2006. The line of credit is collateralized by substantially all of the Company’s assets. Interest on the line of credit is set at the bank’s prime rate (8.25% at September 30, 2005) in effect from time to time minus 0.25% or, at our option, a rate equal to LIBOR plus 2.25%. The loan agreement that governs the credit facility contains certain financial and non-financial covenants, and requires that we maintain a quick assets to current liabilities ratio of not less than 2.00:1.00 and a total liabilities to tangible net worth ratio of less than 1.00:1.00. As of September 30, 2006, our quick assets to current liabilities ratio was 1.76:1.00, and consequently we were in default under the credit facility. As of September 30, 2006, we were in compliance with all other covenants. At September 30, 2006, no amounts were outstanding under the line of credit.

On October 16, 2005, our Board of Directors expanded our share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock with no fixed dollar amount. On October 25, 2006, our Board of Directors terminated the share repurchase program. During fiscal 2007 and fiscal 2006, an aggregate of approximately 373,000 shares and 1.3 million shares, respectively, were repurchased pursuant to the share repurchase program at a cost of approximately $2.7 million and $10.8 million, respectively.

Inflation

Inflation has not had a significant impact on our operations during the periods presented. Historically we have been able to pass on to our customers any increases in raw material prices caused by inflation. If at any time we cannot pass on such increases, our margins could suffer. Our exposure to the effects of inflation could be magnified by the concentration of OEM business, where our margins tend to be lower.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties that are not fully recorded in our consolidated condensed balance sheets (unaudited) or fully disclosed in the notes to our consolidated condensed financial statements (unaudited).

Recent Accounting Pronouncement

See footnote 11 of the notes to our consolidated condensed financial statements (unaudited).

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk with respect to interest rates and foreign currency exchange rates. These exposures are directly related to our normal operating and funding activities. Historically, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the first quarter of fiscal 2007, total interest income was $697,000 with investments yielding an annual average of 5.2% on a worldwide basis. The interest rate level was up approximately 210 basis points from 3.1% in the first quarter of fiscal 2006. If a comparable increase or decrease in overall interest rates (210 basis points) were to occur in the remainder of fiscal 2007, our interest income would increase or decrease approximately $840,000, assuming consistent investment levels.

The table below presents the cash, cash equivalents and short-term investment balances and related weighted-average interest rates at the end of the first quarter of fiscal 2007. The cash, cash equivalents and short-term investment balances approximate fair value (in thousands, except percentages):

	Approximate Market Value	Weighted- Average Interest Rate

Cash and cash equivalents	$2,740	4.5%
Short-term investments:
Less than 1 year	—	—
Due in 1 - 2 years	2,586	5.2
Due in 2 - 5 years	1,812	4.1
Due after 5 years	38,692	5.2
	$45,830	5.5%

The table above includes the United States dollar equivalent of cash, cash equivalents and short-term investments, including $385,000 and $148,000 equivalents denominated in the British pound sterling and the Euro, respectively.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first quarter of fiscal 2007 was not material.

Item 4. — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weakness in internal control over financial reporting identified in the section “Management’s Report on Internal Control over Financial Reporting” set forth in our annual report on Form 10-K. This material weakness was ongoing at September 30, 2006. Notwithstanding this material weakness, our management concluded that the financial statements included in this quarterly report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

As described more fully in our Management’s Report On Internal Control Over Financial Reporting set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2006, management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006.  This assessment identified control deficiencies which constituted a material weakness in our internal control over financial reporting.  Management currently is implementing certain remedial measures identified in Part II, Item 9A (Controls and Procedures) of our annual report on Form 10-K for the year ended June 30, 2006, and intends to implement the remaining remedial measures during the course of fiscal 2007.  While we are implementing changes to our control environment, there remains a risk that the transitional procedures on which we are currently relying will fail to be sufficiently effective to address the internal control deficiencies identified in Management’s Report On Internal Control Over Financial Reporting.  For more information, please read the risk factor entitled “Our internal controls and procedures related to accounts payable cut-off need to be improved” set forth in Part I, Item 1A (Risk Factors) of our annual report on Form 10-K for the fiscal year ended June 30, 2006.

Changes in Internal Control over Financial Reporting

Except for the remedial measures to correct our material weakness discussed above, there were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

We are from time to time involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. We do not believe any such legal proceedings or claims will have, individually or in the aggregate, a material adverse effect on our business, liquidity, results of operations or financial position. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. — Risk Factors

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

Dell, Inc. recently terminated its supply agreement with us because of its concerns about our ability to meet its intended delivery schedule.  Before this termination, we expected significant sales to Dell starting in fiscal 2007.   As a result of the loss of this supply agreement, the expected future revenues from Dell in fiscal 2007 and beyond will not materialize.

In November 2005, we were selected by Dell, Inc. to supply it with our next generation tape library. We expected shipments to Dell to commence in the first half of fiscal 2007, and believed that our business would ultimately depend on sales to Dell.  In October 2006, Dell terminated its supply agreement with us because of concerns about our ability to meet its intended delivery schedule.  Due to the loss of this contract, revenues we expected from Dell in fiscal 2007 and beyond will not materialize.  Additionally, we may encounter difficulties in securing new business for our next generation tape library if there is a perception among potential customers that we are unable to manufacture products on schedule or that the product is inferior.  As a consequence, our revenue and gross profit would be negatively affected.

The failure to attract, retain and motivate key personnel could have a significant adverse impact on our operations.

We have experienced significant changes in our senior management.  Most recently, on November 1, 2006, our board of directors appointed Scott McClendon as our interim president and chief executive officer, replacing Christopher P. Calisi, who served in those roles since March 2001.  We have commenced a search for a permanent chief executive officer.  The transition from a permanent to an interim chief executive officer, and a subsequent transition to a new permanent chief executive officer, may be a distraction to senior management, business operations, commercial partners and customers.  Turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. There can be no assurance that we will continue to successfully attract or retain the management we need, or be able to maintain an optimal workforce size. Any inability to attract, retain or motivate such personnel or address manpower constraints as needed could materially adversely affect our future operating results and financial position.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase program. On October 16, 2005, our Board of Directors expanded our share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock with no fixed dollar amount. On October 25, 2006, our Board of Directors terminated the share repurchase program. During fiscal 2007 and fiscal 2006, an aggregate of approximately 373,000 shares and 1.3 million shares, respectively, were repurchased at a cost of approximately $2.7 million and $10.8 million, respectively, pursuant to the repurchase program. Repurchases during the first quarter of fiscal 2007 are summarized in the table below:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 3 through July 30, 2006	—	N/A	N/A	1,165,082
July 31 through August 27, 2006	35,600	$7.53	35,600	1,129,482
August 28 through October 1, 2006	337,400	$7.22	337,400	792,082
Total	373,000	$7.25	373,000	792,082

*As of October 25, 2006, the share repurchase program was terminated.

Item 5 — Other Information

At September 30, 2006, we recorded an impairment charge equal to the remaining intangible asset balance of $8.4 million associated with the acquired technology from our August 2005 acquisition of Zetta Systems, Inc, which technology was not considered to have any remaining value.  After a year of development, the ULTAMUSTM Pro storage appliance was launched in the first quarter of fiscal 2007 and did not generate revenue subsequent to its launch.

On October 25, 2006, our board of directors approved a reduction of 30 employees including a significant reduction in the amount of resources dedicated to our primary storage development initiatives and the closure of our software development office near Seattle, Washington.  We expect to pay an estimated $550,000 in total severance costs related to these reductions.  In addition, we recorded a write-down of $350,000 against specific inventory on-hand associated with the ULTAMUS Pro product. The office lease for the Seattle office expires in November 2007. Estimated cash payments through the remaining lease term are not expected to exceed $75,000. We expect the closure or our Seattle facility to be completed in the second quarter of fiscal 2007. The reduction in workforce will be completed in the second quarter of fiscal 2007 with some payments extending into the third quarter of fiscal 2007.

This disclosure is provided in lieu of disclosure under Item 2.05 of Form 8-K.

On October 25, 2006, our board of directors terminated our MBO and Bonus plan, in which our executive officers participated. The MBO and Bonus plan was designed to be a performance-based component of our executive officers’ compensation package. No bonuses were paid under this plan during fiscal 2006 or the first quarter of fiscal 2007.

This disclosure is provided in lieu of disclosure under Item 1.02 of Form 8-K.

Item 6. — Exhibits

(a)          Exhibits

10.1	Transition Amendment dated September 29, 2006 between Overland Storage, Inc. and Sanmina-SCI Corporation. +

10.2*	Summary Sheet of Director and Executive Officer Compensation.

31.1

Certification of Scott McClendon, Interim President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Vernon A. LoForti, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott McClendon, Interim President and Chief Executive Officer, and Vernon A. LoForti, Vice President and Chief Financial Officer.

+ Confidential treatment requested for certain portions of this exhibit.

* Management contract or compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: November 8, 2006	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Vice President, Chief Financial Officer and Secretary