Form 10-Q
period 2006-12-31
OVERLAND STORAGE INC
filed 2007-02-02
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐   No  ☒

As of January 26, 2007, there were 12,742,650 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended December 31, 2006

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net revenue:
Product sales	$46,210	$60,014	$87,786	$117,873
Royalty fees	550	624	801	1,267
	46,760	60,638	88,587	119,140
Cost of revenue	38,901	47,251	75,430	92,334
Gross profit	7,859	13,387	13,157	26,806

Operating expenses:
Sales and marketing	9,472	10,066	18,225	19,430
Research and development	4,167	4,173	9,049	8,597
General and administrative	3,435	3,702	7,274	7,710
Impairment of acquired technology	—	—	8,411	—
Acquired in-process research and development	—	—	—	1,121
	17,074	17,941	42,959	36,858
Loss from operations	(9,215)	(4,554)	(29,802)	(10,052)

Other income (expense):
Interest income, net	482	717	1,179	1,275
Other income (expense), net	(227)	30	(322)	(14)
Loss before income taxes	(8,960)	(3,807)	(28,945)	(8,791)
Benefit from income taxes	(71)	(1,094)	(59)	(3,178)
Net loss	$(8,889)	$(2,713)	$(28,886)	$(5,613)

Net loss per share:
Basic and Diluted	$(0.70)	$(0.19)	$(2.25)	$(0.40)

Shares used in computing net loss per share:
Basic and Diluted	12,735	13,932	12,850	13,989

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheet

(In thousands)

	December 31, 2006	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,546	$20,315
Short-term investments	22,864	42,197
Accounts receivable, less allowance for doubtful accounts of $341 and $436, respectively	31,845	30,321
Inventories	25,699	14,978
Deferred tax assets	567	2,147
Other current assets	8,841	9,114
Total current assets	96,362	119,072

Property and equipment, net	12,390	11,026
Intangible assets, net	2,597	12,615
Other assets	2,050	2,056
Total assets	$113,399	$144,769

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,147	$17,399
Accrued liabilities	16,391	15,330
Accrued payroll and employee compensation	4,534	4,277
Income taxes payable	354	278
Accrued warranty	6,049	5,407
Total current liabilities	44,475	42,691

Deferred tax liabilities	567	2,147
Other liabilities	4,675	4,493
Total liabilities	49,717	49,331

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, no par value, 45,000 shares authorized; 12,743 and 13,230 shares issued and outstanding, respectively	67,399	70,496
Accumulated other comprehensive loss	(120)	(347)
(Accumulated deficit) retained earnings	(3,597)	25,289
Total shareholders’ equity	63,682	95,438
Total liabilities and shareholders’ equity	$113,399	$144,769

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2006	2005
	(Unaudited)
Operating activities:
Net loss	$(28,886)	$(5,613)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Impairment of acquired technology	8,411	—
Depreciation and amortization	3,094	3,364
Deferred income taxes	(134)	(1,302)
Acquired in-process research and development	—	1,121
Excess tax benefits from share-based payment arrangements	—	(154)
Share-based compensation	(464)	1,132
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,524)	(4,055)
Inventories	(10,721)	3,688
Accounts payable and accrued liabilities	1,451	6,303
Accrued payroll and employee compensation	257	282
Other assets and liabilities, net	580	2,437
Net cash (used in) provided by operating activities	(27,936)	7,203

Investing activities:
Purchases of short-term investments	(44,025)	(52,781)
Proceeds from maturities of short-term investments	60,936	55,506
Proceeds from sales of short-term investments	2,576	2,832
Capital expenditures	(2,851)	(1,637)
Net cash payments to acquire Zetta	—	(8,857)
Net cash provided by (used in) investing activities	16,636	(4,937)

Financing activities:
Proceeds from the exercise of stock options under stock option plans and the purchase of common stock under the employee stock purchase plan	89	1,221
Repurchase of common stock	(2,722)	(4,652)
Excess tax benefits from share-based payment arrangements	—	154
Net cash used in financing activities	(2,633)	(3,277)
Effect of exchange rate changes on cash	164	42
Net decrease in cash and cash equivalents	(13,769)	(969)
Cash and cash equivalents, beginning of period	20,315	5,498
Cash and cash equivalents, end of period	$6,546	$4,529

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

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. For ease of presentation, the Company’s last fiscal year is considered to have ended June 30, 2006. The Company’s second quarter of fiscal 2007 ended December 31, 2006. The Company’s second quarter of fiscal 2006 ended January 1, 2006; however, for ease in presentation it is considered to have ended December 31, 2005. For example, references to the second quarter of fiscal 2006, the three months ended December 31, 2005, the first half of 2006 and the six months ended December 31, 2005 refer to the fiscal period ended December 31, 2005. The second quarter of fiscal 2007 and the second quarter of fiscal 2006 each contained 13 weeks.

In the opinion of management, these statements include all the normal recurring adjustments necessary to state fairly our consolidated condensed results of operations, financial position and cash flows as of December 31, 2006 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended July 2, 2006. The consolidated condensed results of operations and statement of cash flows for the three and six months ended December 31, 2006 are not necessarily indicative of the results or cash flows expected for the full year.

The year end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Note 2 — Asset Impairment and Restructuring

Asset Impairment

On August 8, 2005, the Company acquired all of the outstanding stock of Zetta Systems (Zetta). Zetta developed data protection software that was incorporated into the Company’s ULTAMUSTM Pro storage appliance that was launched in the first quarter of fiscal 2007. ULTAMUS Pro did not generate revenue subsequent to its launch. On October 25, 2006, the Company’s Board of Directors approved the closure of the Zetta related software development office near Seattle, Washington and an elimination of the ULTAMUS Pro product from future forecasts and sales commission goals.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluated the acquired technology intangible asset for impairment as of September 30, 2006 due to the significant underperformance of the ULTAMUS Pro product subsequent to its launch. Based on the Company’s revised forecasts, the Company concluded that the carrying amount of the asset was not recoverable and an impairment loss should be recognized. An impairment charge equal to the remaining intangible asset balance of $8.4 million was recorded in the first quarter of 2007 as the acquired technology was not considered to have any remaining value. In addition, in the first quarter of 2007, the Company recorded a write-down of $350,000 to cost of revenue against specific inventory associated with the ULTAMUS Pro product which can no longer be used in production.

Restructuring

In the second quarter of fiscal 2007, the Company recorded $962,000 in severance for the termination of 28 employees in the October 2006 reduction in workforce. As of December 31, 2006, severance of $585,000 remains unpaid and  no adjustments were made to this liability. The entire $962,000 of severance is included in research and development expense and sales and marketing expense in the accompanying consolidated condensed statement of operations.

The Company expects to have a cease use date of the software development facility near Seattle, Washington in the third quarter of fiscal 2007 at which time it will accrue any necessary costs as required by Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Management does not expect these costs to be material to its financial position or results of operations.

Note 3 — Short-Term Investments

The following table summarizes short-term investments by security type (in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal securities	$11,300	$—	$—	$11,300
Asset-backed securities	11,722	1	159	11,564
	$23,022	$1	$159	$22,864

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

State and municipal securities	$25,300	$—	$—	$25,300
Asset-backed securities	14,653	—	356	14,297
Corporate bonds	2,600	—	—	2,600
	$42,553	$—	$356	$42,197

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	December 31, 2006	June 30, 2006

Less than one year	$—	$—
Due in one to two years	—	2,600
Due in two to five years	1,634	1,919
Due after five years	21,230	37,678
	$22,864	$42,197

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other income, net, in the accompanying consolidated condensed statement of operations. The following table summarizes gross realized gains and gross realized losses on the Company’s short-term investments (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005

Realized losses	$(23)	$—	$(23)	$(24)
Realized gains	—	—	—	1
	$(23)	$—	$(23)	$(23)

As of December 31, 2006, the Company had 28 individual securities in an unrealized loss position. The following table shows the gross unrealized losses and the fair value of the Company’s investments with unrealized losses that are not considered to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Asset-backed securities	$766	$4	$9,269	$155	$10,035	$159

Asset-backed securities

Unrealized losses on the Company’s investments in mortgage-backed securities guaranteed by a federal agency or government-sponsored enterprise were caused by interest rate increases. The contractual cash flows of those investments are either guaranteed by an agency of the U.S. government or entities with a line of credit to the U.S. Treasury. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and the intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Note 4 — Composition of Certain Financial Statement Captions

The following table summarizes inventories (in thousands):

	December 31, 2006	June 30, 2006

Raw materials	$16,374	$8,202
Work in process	1,734	1,332
Finished goods	7,591	5,444
	$25,699	$14,978

Note 5 — Net Loss Per Share

Basic net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive securities are comprised of options granted and restricted stock awards issued under the Company’s stock option plans and ESPP share purchase rights. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Options outstanding and ESPP purchase rights	2,033	2,980	2,289	3,041
Restricted stock awards outstanding	28	104	58	103

Note 6 — Comprehensive Loss

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized losses on available-for-sale securities, which are charged or credited to accumulated other comprehensive income within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Net loss	$(8,889)	$(2,713)	$(28,886)	$(5,613)
Change in foreign currency translation	40	72	104	42
Change in unrealized loss on short-term investments	27	(25)	123	(39)
Total comprehensive loss	$(8,822)	$(2,666)	$(28,659)	$(5,610)

Note 7 — Bank Borrowings and Debt Arrangements

On November 30, 2006, the Company’s $10.0 million revolving line of credit expired in accordance with its terms.

Note 8 — Commitments and Contingencies

Warranty and Extended Warranty

The Company generally provides a three-year advance replacement return-to-factory warranty on our NEO SERIES®, REO SERIES®, PowerLoader® and LoaderXpress® products. The Company also provides on-site service, where available, for the first warranty year of the NEO SERIES products, for which it contracts with third-party service providers. ARCvaultTM includes a one-year advance replacement return-to-factory warranty. For most products, the Company offers a program called XchangeNOW® as part of a return-to-factory warranty which enables customers to receive an advance replacement unit or field replacement part shipped within two business days after placing a service request. The customer ships the defective unit back to us using the shipping materials from the replacement unit.

The Company records a provision for estimated future warranty costs for both the return-to-factory and on-site warranties. If future actual costs to repair were to differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.

Separately priced extended on-site warranties are offered for sale to customers of all product lines. The Company contracts with third-party service providers to provide service relating to all on-site warranties. Extended warranty revenue and amounts paid in advance to outside service organizations are deferred and recognized as revenue and cost of revenue, respectively, over the period of the service agreement.

Changes in the liability for accrued warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue

Liability at June 30, 2006	$5,407	$8,822
Settlements made during the period	(921)	(4,460)
Change in liability for warranties issued during the period	1,401	5,426
Change in liability for preexisting warranties	162	3
Liability at December 31, 2006	$6,049	$9,791

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any such legal proceedings or claims will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Note 9 — Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2006	June 30, 2006

Acquired technology	$20,594	$20,594
Impairment of Zetta acquired technology	(8,411)	—
Adjusted cost basis	12,183	20,594
Accumulated amortization	(9,586)	(7,979)
	$2,597	$12,615

As a result of the impairment of the Zetta technology, intangible assets at December 31, 2006 consist of  the remaining unamortized balance of the technology acquired in the June 2003 Okapi acquisition. Amortization expense of intangible assets was approximately $433,000 and $1.2 million during the second quarter of fiscal 2007 and 2006, respectively. Amortization expense of intangible assets was approximately $1.6 million and $2.2 million during the first half of fiscal 2007 and 2006, respectively. The technology acquired from Okapi is being amortized over five years. The technology acquired from Zetta was being amortized over four years before its impairment in the first quarter of fiscal 2007. Estimated amortization expense for intangible assets will be approximately $866,000 during the remainder of fiscal 2007 and approximately $1.7 million in fiscal 2008 at which point it will be fully amortized.

Note 10 — Common Stock

Share repurchase program

On October 16, 2005, the Company’s Board of Directors expanded the Company’s share repurchase program to allow for the purchase of up to 2.5 million shares of its common stock with no fixed dollar amount. On October 25, 2006, the Company’s Board of Directors terminated the share repurchase program. There were no share repurchases in the second quarter of fiscal 2007. During the first half of fiscal 2007, an aggregate of approximately 373,000 shares were repurchased at a cost of approximately $2.7 million pursuant to the repurchase program.

Stock Options and Employee Stock Purchase Plan

There were no exercises of stock options or issuances under the Company’s 1996 Employee Stock Purchase Plan (1996 ESPP) or the Company’s 2006 Employee Stock Purchase Plan (2006 ESPP) in the second quarter of fiscal 2007. The 2006 ESPP replaced the 1996 ESPP effective December 1, 2006.  During the first half of fiscal 2007, the Company issued 3,000 shares of common stock upon exercise of stock options and approximately 10,000 shares of common stock purchased through the 1996 ESPP.

Restricted Stock Awards

During the second quarter and first half of fiscal 2007, approximately 93,000 and 127,000 shares of restricted stock were cancelled, respectively. No shares vested during the second quarter of fiscal 2007 and 9,000 shares vested during the first half of fiscal 2007.

Note 11 — Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the first fiscal year beginning after December 15, 2006 (fiscal 2008 for the Company). Management is currently evaluating the impact, if any, FIN No. 48 will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company). Management is currently evaluating the impact, if any, SFAS No. 157 will have on its consolidated financial position, results of operations and cash flows.

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

Overview

Our strategy is to become a market leader and innovative supplier of a complete portfolio of tiered data storage solutions by providing intelligent appliances and software modules designed to work together to ensure that information is “automatically safe, readily available and always there.”  We intend to deliver products to address all three tiers of data storage:  primary protected disk, secondary disk-based backup and tertiary automated tape libraries for archival. Our focus is on mid-range solutions that can be easily sold worldwide through our indirect network of resellers and OEMs.

For many years we have held a leadership position in mid-range tape automation. Our most successful product has been our NEOTM line of tape automation solutions consisting of the NEO 2000, NEO 4000 and NEO 8000. NEO is sold to a number of OEMs under private label contracts as well as worldwide through our branded sales channel. Hewlett-Packard Company (HP) is our largest customer for this product. In August 2005, HP informed us of its decision not to purchase its next-generation, mid-range tape automation production line from Overland. HP will continue to purchase the NEO 2000 and NEO 4000 products currently supplied by us for some time and recently renewed their supply contract (which does not commit HP to buy specific quantities of product at any time) with us for an additional three years ending July 2009. We expect the new product HP is now buying, however, will eventually replace a significant portion of its NEO purchases. We cannot predict how quickly this transition will occur, but we believe the impact to our revenue during fiscal 2007 will be significant.

In November 2005, we announced Dell had selected us to supply it with our next generation tape library that was under development.  We spent considerable resources during the ensuing year to complete the development and to meet Dell’s specifications and other requirements.  In October 2006, however, we were notified by Dell of its intent to terminate the supply agreement.  Shipments of the tape libraries had not yet commenced but were expected to begin shortly.  The loss of this business had a material impact to our expected revenue, but a much smaller impact to our expected gross profit and results of operations because of the aggressive pricing demanded by Dell.

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

In the disk-based backup and recovery space, our REO products target the mid-range market and enable customers to scale their backup solution from one terabyte to 32 terabytes. In July 2006, we launched version 3.0 of our REO Protection OSTM. This data protection software is integrated with every REO Series product and significantly improves performance. In the second half of fiscal 2007, we intend to introduce new hardware platforms for each of the REO products that are compliant with the European Union directive on the Restriction of the use of Certain Hazardous substances in Electrical and Electronic Equipment (ROHS) to improve the competitiveness of our REO products in the international marketplace.

In the area of primary protected disk, we had planned to facilitate our entry into this space through our August 2005 acquisition of Zetta Systems. In August 2006, after a year of development, we launched a new version of the Zetta product called ULTAMUS Pro which failed to achieve market acceptance. We discontinued our R&D efforts on the Zetta-based software in October 2006 and recorded an impairment charge of $8.4 million in the first quarter of fiscal 2007. We then modified our product roadmap to focus on the delivery of a new line of ULTAMUS RAID primary storage products that do not contain the ULTAMUS Pro software. The introduction of these products was expected in the second quarter of fiscal 2007, but was delayed to the second half of fiscal 2007 due to the inability of certain suppliers to meet our delivery schedules. The two ULTAMUS RAID products to be introduced in the second half of fiscal 2007 will offer small to medium business customers an affordable alternative to costly high-end network attached storage (NAS) and storage area network (SAN) solutions.

In September 2004, we announced a plan to outsource all of our manufacturing to a U.S. third party manufacturer. We completed this transfer in August 2005. During fiscal 2006, however, we failed to achieve the customer service levels, product quality and cost reductions we expected from the outsourcing. Additionally, we incurred a significant amount of redundant costs to support the outsourcing, which eroded our gross margins during the year. Consequently, we decided to bring manufacturing back to our San Diego facility and entered into a transition agreement with our outsourced manufacturer, effective September 2006. As of the date of this report, the majority of the production lines have already been transferred back to San Diego, with the last two lines expected to be complete by mid-February 2007.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	83.2	77.9	85.1	77.5
Gross profit	16.8	22.1	14.9	22.5
Operating expenses:
Sales and marketing	20.3	16.6	20.6	16.3
Research and development	8.9	6.9	10.2	7.2
General and administrative	7.3	6.1	8.2	6.5
Impairment of acquired technology	—	—	9.5	—
Acquired in-process research and development	—	—	—	0.9
	36.5	29.6	48.5	30.9
Loss from operations	(19.7)	(7.5)	(33.6)	(8.4)
Other, net	0.5	1.2	0.9	1.1
Loss before income taxes	(19.2)	(6.3)	(32.7)	(7.3)
Benefit from income taxes	(0.2)	(1.8)	(0.1)	(2.6)
Net loss	(19.0)	(4.5)	(32.6)	(4.7)

The second quarter of fiscal 2007 compared to the second quarter of fiscal 2006

Net Revenue. Net revenue decreased to $46.8 million during the second quarter of fiscal 2007 from $60.6 million during the second quarter of fiscal 2006, a decrease of approximately $13.8 million, or 22.9%. Decreases in net revenue were reported in all regions (Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC)), but were partially offset by a $700,000, or 43.6%, increase in extended warranty service revenue associated with an increase in the number of warranty contracts sold.

Net revenue from OEM customers decreased to $22.2 million in the second quarter of fiscal 2007 from $33.8 million in the second quarter of fiscal 2006. The decrease of $11.6 million, or 34.3%, is primarily associated with declining shipments to HP, as well as decreased volumes to IBM. Net revenue from HP represented approximately 45.7% of total net revenue in the second quarter of fiscal 2007 compared to 52.4% of total net revenue for the second quarter of fiscal 2006.  Net revenue from IBM represents less than 5% of total net revenue in all periods presented.

Net revenue from Overland branded products, excluding warranty service revenue, decreased to $21.7 million during the second quarter of fiscal 2007 from $24.6 million during the second quarter of fiscal 2006. The decrease of approximately $2.9 million, or 11.9%, was primarily associated with (i) a $3.4 million decrease in revenue due to the discontinuation of our PowerLoader product and (ii) a $1.8 million decrease in REO product sales, primarily due to a limited supply of ROHS-compliant product. These decreases were offset by $3.1 million of revenue generated from our new

ARCvault product, introduced in early fiscal 2007.

VR2 revenue during the second quarter of fiscal 2007 of $550,000 declined from $624,000 during the second quarter of fiscal 2006. The decrease of approximately $73,000, or 11.8%, was the result of lower royalties occurring in the second quarter of fiscal 2007. VR2 revenue during the second quarter of fiscal 2006 and fiscal 2007 were comprised solely of royalties.

We expect sales to HP to continue to decline through the second half of fiscal 2007, as it transitions to alternative products provided by another supplier. We expect to offset at least, in part, this anticipated decline in revenue with increased sales through our branded channel, including (i) sales of new products such as ARCvault 48 and ULTAMUS RAID, (ii) increased sales of ARCvault 12 and 24, and (iii) increased sales of REO products, which we expect to benefit from new ROHS-compliant hardware platforms. We also expect our sales to benefit from more reliable deliveries and service resulting from the manufacturing transition back to San Diego.

A summary of the sales mix by product for the periods presented in the (unaudited) consolidated condensed statement of operations follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Tape based products:
NEO Series	70.8%	68.8%	70.0%	70.9%
ARCvault Series	6.6	—	6.0	—
Other	0.7	6.2	2.5	7.2
	78.1	75.0	78.5	78.1
Spare parts, non-warranty service, other	10.3	14.1	9.8	11.3
Disk based products	5.5	7.3	5.8	6.6
Warranty	4.9	2.6	5.0	2.6
VR2	1.2	1.0	0.9	1.4
	100.0%	100.0%	100.0%	100.0%

Gross Profit. Gross profit decreased to $7.9 million during the second quarter of fiscal 2007 from $13.4 million during the second quarter of fiscal 2006. The decrease of approximately $5.5 million, or 41.3%, is primarily due to an overall decrease in our net revenue of $13.8 million, as described above. The gross margin for the quarter of 16.8% was heavily impacted by approximately $1.8 million of under-absorbed manufacturing costs, which reflects inefficiencies related to the manufacturing start-up process in San Diego and the transfer of production lines from our outsourced contract manufacturer. The decrease in gross profit was also impacted by higher than expected scrap costs, which is a reflection of the production line transition. Gross profit was also reduced by a $610,000 increase in inventory reserves for the quarter related to obsolete inventories and components originally acquired for the Dell contract.

We expect gross profit and our gross margin to improve in the second half of fiscal 2007 as we expect to eliminate redundant manufacturing costs due to the outsourcing difficulties, and as the percentage of branded revenue is anticipated to grow in comparison to revenue from OEM customers, given that branded sales typically result in higher margins than OEM sales. We have also established a goal of achieving full-absorption of manufacturing costs during the fiscal 2007 fourth quarter, and intend to focus on other manufacturing cost reductions on our new ARCvault product line.

Stock-Based Compensation. During the second quarter of fiscal 2007, we had a net reversal of $227,000 of expense compared to $610,000 of share-based compensation charges in the second quarter of fiscal 2006. In the second quarter of fiscal 2007, the net reversal resulted from significant pre-vesting forfeitures (in excess of amounts previously estimated) related to the forfeiture of shares previously granted to our former president and chief executive officer and individuals terminated as part of the October 2006 restructuring. The pre-vesting forfeitures resulted in the reversal of previously recognized share-based compensation expense and such reversal exceeded the amount of expense recorded for other awards in the second quarter of fiscal 2007. Share-based compensation expense for the second half of fiscal 2007 is expected to be approximately $438,000.

Share-based compensation was allocated as follows (in thousands):

	Three months ended December 31,
	2006	2005	Change
Cost of revenue	$1	$1	$—
Sales and marketing	37	245	(208)
Research and development	(25)	59	(84)
General and administrative	(240)	305	(545)
	$(227)	$610	$(837)

Sales and Marketing Expense. Sales and marketing expense decreased to $9.5 million during the second quarter of fiscal 2007 from $10.1 million during the second quarter of fiscal 2006. The decrease of approximately $600,000, or 5.9%, is primarily due to (i) a decrease of approximately $834,000 in employee and related expenses due to a reduction in our average headcount by 33 employees associated with the October 2006 restructuring and additional realignment of our sales force, (ii) a $208,000 reduction in share-based compensation expense associated with a reversal of awards that cancelled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology, and (iii) approximately $164,000 reduction in public relations expenses related to the launch of new products. These reductions were partially offset by an approximately $810,000 increase in severance primarily associated with the October 2006 restructuring. We expect sales and marketing expense to decline on a quarterly basis, excluding the impact of the fiscal 2007 second quarter severance charges and reversal of share-based compensation.

Research and Development Expense. Research and development expense was flat at $4.2 million during both the second quarter of fiscal 2007 and the second quarter of fiscal 2006. R&D expense in the second quarter of fiscal 2007, when compared to the second quarter of fiscal 2006, was reduced by a $493,000 decrease in employee and related expenses associated with a decrease in average headcount by 21 employees, primarily associated with the closing of the office near Seattle, Washington and completion of R&D projects. These reductions, however, were offset by (i) increased development materials and tooling of $429,000, and (ii) increased severance of $131,000 associated with the October 2006 restructuring. We expect R&D spending to decline significantly in the second half of fiscal 2007 as we anticipate completing the development of the ARCvault 48 product and the testing of our new REO and ULTAMUS RAID products.

General and Administrative Expense. General and administrative expense decreased to $3.4 million during the second quarter of fiscal 2007 from $3.7 million during the second quarter of fiscal 2006. The decrease of approximately $300,000, or 7.2%, is primarily due to (i) a $544,000 reduction in share-based compensation expense associated with a reversal of awards that cancelled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology and (ii) a $208,000 reduction in legal fees (prior year legal fees were higher as a result of the accumulation of our shares by a competitor and related issues). These reductions in expense were offset by (i) severance expense of approximately $507,000 primarily related to the termination of our former president and chief executive officer, and (ii) a $77,000 increase in consulting fees, approximately $42,000 of which relates to consulting services provided by our former president and chief executive officer. We expect G&A spending in the fiscal 2007 third quarter to be relatively unchanged from the second quarter and to decline slightly in the fourth fiscal quarter.

Interest Income, net. Interest income decreased to $482,000 during the second quarter of fiscal 2007 from $717,000 during the second quarter of fiscal 2006. The decrease of approximately $235,000, or 32.8%, is due to lower cash and investment balances, as a result of our net losses and increases in inventory balances, when compared to the second quarter of fiscal 2006.

Benefit from Income Taxes. We recorded a benefit from income taxes of $71,000 during the second quarter of fiscal 2007 compared to a benefit from income taxes of $1.1 million for the second quarter of fiscal 2006. The nominal tax benefit in the second quarter of fiscal 2007 relates largely to a favorable resolution of a state income tax position taken in a prior period. The benefit in the second quarter of fiscal 2006 relates to our pre-tax loss and the then forecasted loss for the remainder of fiscal 2006.

The first half of fiscal 2007 compared to the first half of fiscal 2006

Net Revenue. Net revenue decreased to $88.6 million during the first half of fiscal 2007 from $119.1 million during the first half of fiscal 2006, a decrease of approximately $30.5 million, or 25.6%. Decreases in net revenue were consistent throughout all of the regions (Americas, EMEA and APAC), but were partially offset by a $1.3 million, or 43.4%, increase in extended warranty service revenue associated with an increase in the number of warranty contracts sold since early fiscal 2006.

Net revenue from OEM customers decreased to $44.3 million during the first half of fiscal 2007 from $65.0 million during the first half of fiscal 2006. The decrease of $20.7 million, or 31.9%, is primarily associated with declining shipments to HP, as well as decreased volumes to IBM. Net revenue from HP represented approximately 48.0% of total net revenue during the first half of fiscal 2007 compared to 51.0% of total net revenue during the first half of fiscal 2006.  Net revenue from IBM represents less than 5% of total net revenue in all periods presented.

Net revenue from Overland branded products, excluding warranty service revenue, decreased to $39.1 million during the first half of fiscal 2007 from $49.4 million during the first half of fiscal 2006. The decrease of approximately $10.3 million, or 20.8%, was primarily associated with (i) a $6.3 million decrease in revenue due to the discontinuation of our PowerLoader product, (ii) a $7.5 million decrease in our NEO product sales, and (iii) a $2.6 million decrease in our REO product sales, primarily due to a limited supply of ROHS-compliant product. These decreases were offset by $5.3 million of revenue generated from sales of our new ARCvault product, introduced in early fiscal 2007.

VR2 revenue during the first half of fiscal 2007 of approximately $801,000 decreased from $1.7 million during the first half of fiscal 2006. This decrease of approximately $900,000, or 53.0%, was primarily the result of lower royalties and no chip sales occurring in the first half of fiscal 2007. Chip sales in the first half of fiscal 2006 were approximately $438,000 and there were no sales in the first half of fiscal 2007. Royalties totalled $1.3 million during the first half of fiscal 2006 compared to $801,000 during the first half of fiscal 2007.

Gross Profit. Gross profit decreased to $13.2 million during the first half of fiscal 2007 from $26.8 million during the first half of fiscal 2006. The decrease of approximately $13.6 million, or 50.9%, is primarily due to an overall decrease in our net revenue of $30.5 million, as described above. Overall gross margin of 14.9% for the first half of fiscal 2007 decreased from 22.5% for the first half of fiscal 2006 due to (i) an increase of approximately $4.2 million in employee and related costs from an increase in average headcount of 64 employees during the first half of fiscal 2007, due to bringing manufacturing back in house, (ii) an increase of $1.0 million of non-warranty services associated with an increase in out-of-warranty repaired items, and (iii) a $1.3 million increase in inventory reserves for the period related to obsolete inventories and components originally acquired for the Dell contract.

Stock-Based Compensation. During the first half of fiscal 2007, we had a net reversal of $464,000 of expense compared to $1.1 million of share-based compensation charges in the first half of fiscal 2006. In the first half of fiscal 2007, the net reversal resulted from significant pre-vesting forfeitures (in excess of amounts previously estimated) related to the forfeiture of shares previously granted to two executives and individuals terminated as part of the October 2006 restructuring. The pre-vesting forfeitures resulted in the reversal of previously recognized share-based compensation expense and such reversal exceeded the amount of expense recorded for other awards in the first half of fiscal 2007.

Share-based compensation was allocated as follows (in thousands):

	Six months ended December 31,
	2006	2005	Change
Cost of revenue	$3	$13	$(10)
Sales and marketing	(303)	334	(637)
Research and development	(89)	110	(199)
General and administrative	(75)	675	(750)
	$(464)	$1,132	$(1,596)

Sales and Marketing Expense. Sales and marketing expense was $18.2 million during the first half of fiscal 2007, compared to $19.4 million during the first half of fiscal 2006. The decrease of approximately $1.2 million, or 6.2%, is primarily due to (i) a decrease of approximately $1.3 million in employee and related expenses associated with a decrease in average headcount by 20 employees primarily due to the October 2006 restructuring and additional realignment of our sales force, (ii) a $637,000 reduction in share-based compensation expense associated with a reversal of awards that cancelled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology. These reductions were partially offset by approximately a $964,000 increase in severance associated with the October 2006 restructuring and other severance costs recorded in the first quarter of fiscal 2007.

Research and Development Expense. Research and development expense was $9.0 million during the first half of fiscal 2007, compared to $8.6 million during the first half of fiscal 2006. The increase of approximately $400,000, or 5.3%, is primarily due to (i) increased development materials and tooling costs, of $1.0 million compared to the prior year, and  (ii) $115,000 in severance costs primarily associated with the October 2006 restructuring. These increases were offset by (i) a $435,000 decrease in employee and related expenses associated with a decrease in average headcount by 9 employees primarily due to the October 2006 restructuring (ii) a decrease of $199,000 of share-based compensation expense associated with a reversal of awards that cancelled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology.

General and Administrative Expense. General and administrative expense of $7.3 million during the first half of fiscal 2007, decreased from $7.7 million during the first half of fiscal 2006. The decrease of approximately $400,000, or 5.7%, is primarily due to (i) a $749,000 reduction in share-based compensation expense associated with a reversal of awards that cancelled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology, and (ii) a $269,000 net reduction in legal and other fees (prior year legal fees were higher as a result of the accumulation of our shares by a competitor and related issues). These reductions in expense/cost savings were offset by (i) severance expense of approximately $507,000 primarily related to the termination of our former president and chief executive officer and (ii) $233,000 in audit, tax and consulting fees related to the material weakness we reported at the end of fiscal 2006.

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

Acquired In-Process Research and Development. During the first half of fiscal 2006, a portion of the fair value of the assets acquired from Zetta was assigned to in-process research and development. We had no similar transactions in the first half of fiscal 2007.

Interest Income, net. During the first half of fiscal 2007, we generated net interest income of $1.1 million compared to $1.3 million during the same period of the prior fiscal year. The decrease of approximately $100,000 or 7.5% is due to lower cash and investment balances when compared to the same period in fiscal 2006.

Benefit from Income Taxes. We recorded a benefit from income taxes of $59,000 during the first half of fiscal 2007 compared to a benefit from income taxes of $3.2 million for the first half of fiscal 2006. The nominal tax benefit in the first half of fiscal 2007 relates largely to a favorable resolution of a state income tax position taken in a prior period. The benefit in the first half of fiscal 2006 relates to our pre-tax loss in the first half of 2006 and the forecasted loss for the remainder of fiscal 2006.

Liquidity and Capital Resources. At December 31, 2006, we had $29.4 million of cash, cash equivalents and short-term investments, compared to $62.5 million at June 30, 2006. We have no other unused sources of liquidity at this time.

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred losses in recent periods and negative cash flows during the current fiscal year. For the six months ended December 31, 2006, we incurred a net loss of $28.9 million and the balance of cash and short-term investments declined by $33.1 million compared to the balance at June 30, 2006. However, our inventory balance reached a record high level of $25.7 million on a quarter-end basis due to the transition of manufacturing back to us from our contract manufacturer.  Over the next three quarters, we expect to increase our inventory turns and reduce inventory levels to approximately $16 million.  Management expects that this reduction in working capital consumption together with our current balance of cash and short-term investments, will be sufficient to fund our operations for at least the next 12 months. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding which could have a material negative impact on the market value of our common stock.

During the first half of fiscal 2007, we used cash in operating activities of approximately $27.9 million compared to cash provided from operating activities of $7.2 million during the first half of fiscal 2006. The change of $35.1 million is primarily attributed to our increased net loss. Although net loss for the fiscal 2007 period included a non-cash impairment of acquired technology of $8.4 million, such adjustment to cash used in operating activities was offset by a $10.7 million increase in inventories during the fiscal 2007 period compared to a decrease of $3.7 million during the fiscal 2006 period. Inventories increased due to our transition back to in-house manufacturing. In the first half of fiscal year 2006, operating cash flows were provided by an overall reduction of operating assets and liabilities due to the outsourcing of manufacturing.

During the first half of fiscal 2007, we generated cash from investing activities of $16.6 million compared to cash used in investing activities of $4.9 million for the first half of fiscal 2006. During the first half of fiscal 2007 we liquidated some of our investments to support our operations. Capital expenditures during the first half of fiscal 2007 and 2006 totaled $2.9 million and $1.6 million, respectively. During the first half of fiscal 2007, such expenditures were primarily associated with computers, machinery and equipment to support new product development and transitioning manufacturing in-house. During the first quarter of fiscal 2006, capital expenditures were comprised primarily of purchases of computer and related equipment.

We used cash in our financing activities of $2.6 million during the first half of fiscal 2007 compared to $3.3 million during the first half of fiscal 2006. Cash used in financing activities during fiscal 2007, was primarily the result of the repurchase of 373,000 shares of our stock under our repurchase program for $2.7 million. This use of cash was slightly offset by the exercise of options under our stock option plans and the purchase of shares of our stock under our 1996 Employee Stock Purchase Plan (1996 ESPP) which generated proceeds of $89,000. Cash provided by financing activities during the first half of fiscal 2006 included proceeds of $1.2 million from the issuance of common stock under our 1996 ESPP and upon exercise of stock options, offset by $4.7 million used to repurchase 576,000 shares of our common stock under our share repurchase program.

On October 16, 2005, our board of directors expanded our share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock on the open market or through negotiated transactions. On October 25, 2006, our board of directors terminated our share repurchase program. During fiscal 2007 and fiscal 2006, an aggregate of approximately 373,000 shares and 1.3 million shares were repurchased at a cost of approximately $2.7 million and $10.8 million, respectively. No shares were repurchased during the second quarter of fiscal 2007.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties that are not fully recorded in our (unaudited) consolidated condensed balance sheets or fully disclosed in the notes to our (unaudited) consolidated condensed financial statements.

Recent Accounting Pronouncements

See Note 11 to consolidated condensed financial statements.

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

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale, and therefore, reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the first half of fiscal 2007, total interest income was $1.2 million with investments yielding an annual average of 5.2% on a worldwide basis. The interest rate level was up approximately 160 basis points from 3.6% in the first half of fiscal 2006. If a comparable change in overall interest rates (160 basis points) were to occur in the remainder of fiscal 2007, our interest income would increase approximately $355,000, assuming consistent investment levels.

The table below presents the cash, cash equivalents and short-term investment balances and related weighted-average interest rates at the end of the first half of fiscal 2007. The cash, cash equivalents and short-term investment balances approximate fair value (in thousands, except percentages):

	Approximate Market Value	Weighted- Average Interest Rate

Cash and cash equivalents	$6,546	6.6%
Short-term investments:
Less than 1 year	—	—
Due in 1 - 2 years	—	—
Due in 2 - 5 years	1,634	4.1
Due after 5 years	21,230	4.8
	$29,410	5.1

The table above includes the United States dollar equivalent of cash, cash equivalents and short-term investments, including $513,000, and $125,000 equivalents denominated in the British Pound Sterling and the Euro, respectively.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first half of fiscal 2007 was not material.

Item 4. — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weakness in internal control over financial reporting identified in the section “Management’s Report on Internal Control over Financial Reporting” set forth in our annual report on Form 10-K. This material weakness was ongoing at December 31, 2006. Notwithstanding this material weakness, our management concluded that the financial statements included in this quarterly report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. — Risk Factors

An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider the following risk factors and the risk factors set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2006 and Form 10-Q for the quarter ended September 30, 2006  in evaluating an investment in our company. You should consider these matters in conjunction with the other information included or incorporated by reference in this report.

We have a recent history of net losses. We expect to continue to incur net losses for some time and we may not achieve or maintain profitability.

We have incurred significant operating losses in recent periods and anticipate continued losses in fiscal 2007. At December 31, 2006 we had an accumulated deficit of $3.6 million. We need to generate additional revenue, improve our gross profit margins and reduce operating expenses to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding which could have a material negative impact on the market value of our common stock.

We outsourced all of our manufacturing to Sanmina-SCI Corporation (Sanmina), but now are in the process of returning manufacturing to our San Diego facility. If we are unable to complete the transition efficiently, or obtain our products from Sanmina in a cost effective and timely manner that meets our customers’ expectations, our business, financial condition and results of operations could be materially and adversely affected.

In August 2005, we completed the outsourcing of all our manufacturing to Sanmina. During fiscal 2006, we failed to achieve the customer service levels, product quality and cost reductions expected from the outsourcing.  We also incurred a significant amount of redundant costs to support the outsourcing which eroded our gross margins during the year. As a consequence, we decided to bring manufacturing back to our San Diego facility.  At December 31, 2006, the majority of the production lines were already transferred back to San Diego, with the last two lines to be returned by mid-February 2007.

Our agreement with Sanmina commits us to purchase finished goods and component parts from them based upon our forecast of customer demand. If such forecasts prove to be higher than current customer demand, we may experience higher than normal inventory carrying costs and some of the inventory may become obsolete, either of which could reduce our gross margins.  In addition, we recently terminated discussions with a Sanmina subsidiary regarding an unrelated program for which Sanmina believes they are owed liquidated damages.  Management believes that no agreement was formed between the parties and there is no basis for their claim.

The failure to attract, retain and motivate key personnel could have a significant adverse impact on our operations.

We have experienced significant changes in our senior management. Most recently, on November 1, 2006, our board of directors appointed Scott McClendon as our interim president and chief executive officer, replacing Christopher P. Calisi, who served in those roles since March 2001. We have commenced a search for a permanent chief executive officer. The transition from a permanent to an interim chief executive officer, and a subsequent transition to a new permanent chief executive officer, may be a distraction to senior management, business operations, commercial partners and customers. Additionally, we have experienced a prolonged period of operating losses and declines in our stock price and cash position which could affect employee morale and retention. Turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. There can be no assurance that we will continue to successfully attract or retain the management we need, or be able to maintain an optimal workforce size. Any inability to attract, retain or motivate such personnel or address manpower constraints as needed could materially adversely affect our future operating results and financial position.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase program. On October 16, 2005, our Board of Directors expanded our share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock with no fixed dollar amount. On October 25, 2006, our Board of Directors terminated the share repurchase program. During fiscal 2007 and fiscal 2006, an aggregate of approximately 373,000 shares and 1.3 million shares, respectively, were repurchased at a cost of approximately $2.7 million and $10.8 million, respectively, pursuant to the repurchase program. No shares were repurchased during the second quarter of fiscal 2007.

Item 4. — Submission of Matters to a Vote of Security Holders

On November 14, 2006, we held our Annual Meeting of Shareholders in San Diego, California. At the meeting the shareholders elected management’s slate of directors and approved two additional proposals with the following vote distribution:

Item	Affirmative	Negative	Withheld	Broker Non-vote

Election of Board Members
Mark J. Barrenechea	11,422,723	—	480,680	—
Robert A Degan	11,306,254	—	597,149	—
Scott McClendon	8,871,594	—	3,031,809	—
William J. Miller	11,422,223	—	481,180	—
Michael Norkus	11,345,553	—	557,850	—

Other Matters

Approve our 2006 Employee Stock Purchase Plan	6,809,479	1,409,988	10,778	3,673,158

Reappoint PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for fiscal 2007	11,588,036	310,328	5,039	—

Item 6. — Exhibits

(a)          Exhibits

10.1*	2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement No. (333-139064) filed December 1, 2006).

10.2*	Summary Sheet of Director and Executive Officer Compensation.

10.3*	Separation Agreement, General Release and Consulting Agreement with Christopher P. Calisi dated November 6, 2006 (incorporated by reference to Exhibit 99.1 to Form 8-K Filed November 7, 2006).

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

OVERLAND STORAGE, INC.

Date: February 2, 2007	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Vice President, Chief Financial Officer and Secretary