Form 10-Q
period 2007-04-01
OVERLAND STORAGE INC
filed 2007-05-04
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

As of April 30, 2007, there were 12,747,787 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended March 31, 2007

PART I, FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net revenue:
Product sales	$33,187	$45,267	$113,264	$158,510
Service	4,268	2,666	11,950	7,296
Royalty fees	343	220	1,171	1,487
	37,798	48,153	126,385	167,293
Cost of product sales	30,324	36,295	101,035	126,055
Cost of service	2,442	1,522	7,161	4,096
Gross profit	5,032	10,336	18,189	37,142

Operating expenses:
Sales and marketing	7,408	9,033	25,633	28,463
Research and development	3,351	4,779	12,400	13,376
General and administrative	3,476	3,334	10,750	11,044
Impairment of acquired technology	—	—	8,411	—
Acquired in-process research and development	—	—	—	1,121
	14,235	17,146	57,194	54,004
Loss from operations	(9,203)	(6,810)	(39,005)	(16,862)

Other income (expense):
Interest income, net	308	724	1,487	1,999
Other income (expense), net	(171)	(64)	(493)	(78)
Loss before income taxes	(9,066)	(6,150)	(38,011)	(14,941)
Provision for (benefit from) income taxes	137	888	78	(2,290)
Net loss	$(9,203)	$(7,038)	$(38,089)	$(12,651)

Net loss per share:
Basic and diluted	$(0.72)	$(0.52)	$(2.97)	$(0.91)

Shares used in computing net loss per share:
Basic and diluted	12,743	13,601	12,815	13,860

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheet

(In thousands)

	March 31, 2007	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,038	$20,315
Short-term investments	14,212	42,197
Accounts receivable, less allowance for doubtful accounts of $433 and $436, respectively	25,883	30,321
Inventories	25,896	14,978
Deferred tax assets	495	2,147
Other current assets	9,569	9,114
Total current assets	83,093	119,072

Property and equipment, net	11,908	11,026
Intangible assets, net	2,164	12,615
Other assets	2,164	2,056
Total assets	$99,329	$144,769

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,907	$17,399
Accrued liabilities	16,778	15,330
Accrued payroll and employee compensation	3,523	4,277
Income taxes payable	432	278
Accrued warranty	6,314	5,407
Total current liabilities	38,954	42,691

Deferred tax liabilities	495	2,147
Other liabilities	4,881	4,493
Total liabilities	44,330	49,331

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, no par value, 45,000 shares authorized; 12,748 and 13,230 shares issued and outstanding, respectively	67,750	70,496
Accumulated other comprehensive income (loss)	49	(347)
(Accumulated deficit) retained earnings	(12,800)	25,289
Total shareholders’ equity	54,999	95,438
Total liabilities and shareholders’ equity	$99,329	$144,769

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2007	2006
	(Unaudited)
Operating activities:
Net loss	$(38,089)	$(12,651)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Impairment of acquired technology	8,411	—
Depreciation and amortization	4,363	5,185
Deferred income taxes	(135)	(1,988)
Acquired in-process research and development	—	1,121
Share-based compensation	(166)	1,617
Loss on disposal of fixed asset	19	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	4,438	4,070
Inventories	(10,918)	4,796
Accounts payable and accrued liabilities	(3,137)	2,315
Accrued payroll and employee compensation	(754)	(537)
Other assets and liabilities, net	162	3,216
Net cash (used in) provided by operating activities	(35,806)	7,144

Investing activities:
Purchases of short-term investments	(47,525)	(56,828)
Proceeds from maturities of short-term investments	72,056	64,500
Proceeds from sales of short-term investments	3,626	2,832
Capital expenditures	(3,224)	(2,716)
Net cash payments to acquire Zetta	—	(8,857)
Net cash provided by (used in) investing activities	24,933	(1,069)

Financing activities:
Proceeds from the exercise of stock options under stock option plans and the purchase of common stock under the 1996 employee stock purchase plan	142	2,011
Repurchase of common stock	(2,722)	(7,555)
Net cash used in financing activities	(2,580)	(5,544)
Effect of exchange rate changes on cash	176	67
Net (decrease) increase in cash and cash equivalents	(13,277)	598
Cash and cash equivalents, beginning of period	20,315	5,498
Cash and cash equivalents, end of period	$7,038	$6,096

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the Company) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. The Company operates its business in one operating segment. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. For ease of presentation, the Company’s last fiscal year is considered to have ended June 30, 2006. The Company’s third quarter of fiscal 2007 ended April 1, 2007; however, for ease in presentation it is considered to have ended March 31, 2007. For example, references to the third quarter of fiscal 2007, the three months ended March 31, 2007, the first nine months of fiscal 2007, the nine months ended March 31, 2007 and the first three quarters of fiscal 2007 refer to the fiscal period ended April 1, 2007. The third quarter of fiscal 2007 and the third quarter of fiscal 2006 each contained 13 weeks.

In the opinion of management, these statements include all the normal recurring adjustments necessary to fairly state our consolidated condensed results of operations, financial position and cash flows as of March 31, 2007 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended July 2, 2006. The consolidated condensed results of operations and statement of cash flows for the three and nine months ended March 31, 2007 are not necessarily indicative of the results or cash flows expected for the full year.

The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Reclassification

During the third quarter of fiscal 2007, service revenue exceeded 10% of total net revenue and as such the Company is required to separately disclose service revenue on the face of its consolidated condensed statement of operations. Therefore, prior year revenue has been reclassified for consistency with current period presentation. These reclassifications had no impact on reported results of operations, financial position or cash flows.

Note 2 — Asset Impairment and Company Restructurings

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluated the acquired technology intangible asset for impairment as of September 30, 2006, due to the significant underperformance of the ULTAMUS Pro product subsequent to its launch. Based on the Company’s revised forecasts, the Company concluded that the carrying amount of the asset was not recoverable and an impairment loss should be recognized. An impairment charge equal to the remaining intangible asset balance of $8.4 million was recorded in the first quarter of 2007, as the acquired technology was not considered to have any remaining value.

In addition, in the first quarter of 2007, the Company recorded a write-down of $350,000 to cost of product sales against specific inventory associated with the ULTAMUS Pro product because it can no longer be used in production.

Restructurings

In the second quarter of fiscal 2007, the Company recorded $962,000 in severance for the termination of 28 employees in connection with the October 2006 reduction in workforce. In the third quarter of fiscal 2007, the Company recorded a net adjustment of $36,000 to severance for foreign employees whose settlements were estimated at the end of the second quarter of fiscal 2007. As of March 31, 2007, severance of $86,000 remains unpaid. Severance charges are included in research and development expense and sales and marketing expense in the accompanying consolidated condensed statement of operations.

The October reduction in force included a closure of the Company’s leased software development facility near Seattle, Washington, which lease expires on October 31, 2007. In the third quarter of fiscal 2007, the Company recorded a charge of $42,000, to research and development expense, for the estimated fair value of the liability associated with this location that the Company ceased using in March 2007

The following table summarizes the activity and balances of the accrued restructuring charges through the third quarter of fiscal 2007 (in thousands):

	Employee Related	Facilities	Other	Total
Balance at June 30, 2006	$—	$—	$—	$—
Accrued restructuring charges	962	42	—	1,004
Adjustment	(36)	—	—	(36)
Cash payments	(840)	—	—	(840)
Balance at March 31, 2007	$86	$42	$—	$128

The Company also announced another restructuring in April 2007 (see Note 12 for a description of this subsequent event).

Note 3 — Short-Term Investments

The following tables summarize short-term investments by security type (in thousands):

March 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Asset-backed securities	$9,212	$—	$—	$9,212
State and municipal securities	5,000	—	—	5,000
	$14,212	$—	$—	$14,212

June 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

State and municipal securities	$25,300	$—	$—	$25,300
Asset-backed securities	14,653	—	356	14,297
Corporate bonds	2,600	—	—	2,600
	$42,553	$—	$356	$42,197

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	March 31, 2007	June 30, 2006

Less than one year	$—	$—
Due in one to two years	—	2,600
Due in two to five years	1,381	1,919
Due after five years	12,831	37,678
	$14,212	$42,197

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other income (expense), net, in the accompanying consolidated condensed statement of operations.

The following table summarizes gross realized gains and gross realized losses on the Company’s short-term investments (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006

Realized losses	$(134)	$—	$(158)	$(24)
Realized gains	—	—	—	1
	$(134)	$—	$(158)	$(23)

Other-Than-Temporary Impairment

March 31, 2007

In accordance with FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company performed a review of its investments that were in an unrealized loss position at the end of its third quarter of fiscal 2007. Based upon this review, management determined the losses to be other-than-temporary and recorded an impairment of approximately $107,000, pre-tax, on its investments. The fair value of these investments totaled approximately $8.1 million at March 31, 2007. This impairment is recorded in other income (expense), net in the accompanying consolidated condensed statement of operations.

June 30, 2006

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

Unrealized losses on the Company’s investments in mortgage-backed securities guaranteed by a federal agency or government-sponsored enterprise were caused by interest rate increases. The contractual cash flows of those investments are either guaranteed by an agency of the United States government or entities with a line of credit to the United States  Treasury. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and the intent to hold those investments until a recovery of fair value, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2006.

Note 4 — Composition of Certain Financial Statement Captions

The following table summarizes inventories (in thousands):

	March 31, 2007	June 30, 2006

Raw materials	$15,029	$8,202
Work-in-process	1,621	1,332
Finished goods	9,246	5,444
	$25,896	$14,978

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

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Options outstanding and ESPP purchase rights	1,878	2,822	2,096	2,968
Restricted stock awards outstanding	2	94	28	106

Note 6 — Comprehensive Loss

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities are charged or credited to accumulated other comprehensive income within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Net loss	$(9,203)	$(7,038)	$(38,089)	$(12,651)
Change in foreign currency translation adjustments	8	25	112	67
Change in unrealized loss on short-term investments	161	(90)	284	(129)
Total comprehensive loss	$(9,034)	$(7,103)	$(37,693)	$(12,713)

Note 7 — Bank Borrowings and Debt Arrangements

On November 30, 2006, the Company’s $10.0 million revolving line of credit expired in accordance with its terms.

Note 8 — Commitments and Contingencies

Warranties

The Company generally provides a three-year advance replacement return-to-factory warranty on its NEO SERIES®, REO SERIES®, PowerLoader® and LoaderXpress® products. The Company also provides on-site service, where available, for the first warranty year of the NEO SERIES products, for which it contracts with third-party service providers. ARCvaultTM includes a one-year advance replacement return-to-factory warranty. For most products, the Company offers a program called XchangeNOW® as part of a return-to-factory warranty which enables customers to receive an advance replacement unit or field replacement part shipped within two business days after placing a service request. The customer ships the defective unit back to the Company using the shipping materials from the replacement unit. As of the end of third quarter of fiscal 2007, the Company’s PowerLoader and LoaderXpress products were replaced by the Company’s new ARCvault product family. The PowerLoader and LoaderXpress products will continue to be serviced under the three-year advance replacement return-to-factory warranty through no later than the third quarter of fiscal 2010.

The Company records a provision for estimated future warranty costs for both the return-to-factory and on-site warranties. If future actual costs to repair were to differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.

Separately priced extended on-site warranties are offered for sale to customers of all product lines. The Company contracts with third-party service providers to provide service relating to all on-site warranties. Extended warranty revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement.

Changes in the liability for accrued warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue

Liability at June 30, 2006	$5,407	$8,822
Settlements made during the period	(1,586)	(7,001)
Change in liability for warranties issued during the period	2,375	8,773
Change in liability for preexisting warranties	118	3
Liability at March 31, 2007	$6,314	$10,597

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims, pending at March 31, 2007, will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Purchase Commitment

The Company’s Manufacturing Service Agreement (MSA) with Sanmina committed the Company to purchase finished goods and component parts from them based upon the Company’s forecast of customer demand.  At March 31, 2007, after the completion of the transfer of manufacturing back to the Company’s San Diego facility, approximately $2.4 million of component parts inventories remained in the possession of Sanmina. The Company is currently working with Sanmina to analyze how and when these inventories were purchased to determine the appropriate disposition for each item.  If such inventories were purchased by Sanmina in strict accordance with the Company’s forecasts and according to the guidelines set forth in the MSA, the Company will be obligated to purchase them. To the extent such inventories  were not so purchased, the Company will not have an obligation to purchase them. If the resolution of these inventories results in the

Company purchasing additional obsolete parts, the Company would be required to record a charge for such obsolete inventories. The Company does not expect the purchase commitments to have a material adverse effect on our results of operations.

In addition, the Company recently terminated discussions with a Sanmina subsidiary regarding an unrelated program for which Sanmina believes they are owed liquidated damages.  The Company believes that no agreement was formed between the parties and there is no basis for such claim.

Note 9 — Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2007	June 30, 2006

Acquired technology	$20,594	$20,594
Impairment of Zetta acquired technology	(8,411)	—
Adjusted cost basis	12,183	20,594
Accumulated amortization	(10,019)	(7,979)
	$2,164	$12,615

As a result of the impairment of the Zetta technology, intangible assets at March 31, 2007 consist solely of the remaining unamortized balance of the technology acquired in the June 2003 Okapi acquisition. Amortization expense of intangible assets was approximately $433,000 and $1.2 million during the third quarter of fiscal 2007 and 2006, respectively. Amortization expense of intangible assets was approximately $2.0 million and $3.4 million during the first nine months of fiscal 2007 and 2006, respectively. The technology acquired from Okapi is being amortized over five years. The technology acquired from Zetta was being amortized over four years before its impairment in the first quarter of fiscal 2007. Estimated amortization expense for intangible assets will be approximately $433,000 during the remainder of fiscal 2007 and approximately $1.7 million in fiscal 2008 at which point the intangible asset will be fully amortized.

Note 10 — Common Stock

Share repurchase program

On October 16, 2005, the Company’s Board of Directors expanded the Company’s share repurchase program to allow for the purchase of up to 2.5 million shares of its common stock with no fixed dollar amount. On October 25, 2006, the Company’s Board of Directors terminated the share repurchase program. There were no share repurchases after the first quarter of fiscal 2007. During the first nine months of fiscal 2007, an aggregate of approximately 373,000 shares were repurchased at a cost of approximately $2.7 million pursuant to the repurchase program.

Stock Options and Employee Stock Purchase Plan

During the third quarter of fiscal 2007, the Company issued no shares of common stock upon exercise of stock options and approximately 13,000 shares of common stock under the Company’s 1996 Employee Stock Purchase Plan (1996 ESPP). There were no shares issued under the Company’s 2006 Employee Stock Purchase Plan (2006 ESPP) in the third quarter of fiscal 2007. The 2006 ESPP replaced the 1996 ESPP effective February 1, 2007.  During the first nine months of fiscal 2007, the Company issued 3,000 shares of common stock upon exercise of stock options and approximately 23,000 shares of common stock purchased through the 1996 ESPP.

Restricted Stock Awards

During the third quarter and first nine months of fiscal 2007, approximately 8,000 and 135,000 shares of restricted stock were canceled, respectively. No shares vested during the third quarter of fiscal 2007 and 9,000 shares vested during the first nine months of fiscal 2007. As of February 23, 2007, all restricted stock awards have either been vested or canceled.

Note 11 — Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return and is effective starting the first fiscal year beginning after December 15, 2006 (fiscal 2008 for the Company). Management is currently evaluating the impact, if any, FIN No. 48 will have on its financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115, which permits an entity to choose to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company). Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. Management is currently evaluating the impact, if any, SFAS No. 159 will have on its consolidated financial position, results of operations and cash flows.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 12 — Subsequent Events

On April 19, 2007, the Company announced that it reduced its employee workforce by 14% worldwide, or 54 employees, in accordance with the Company’s initiatives to reduce costs and restructure its workforce. Severance related to the terminated employees is estimated to be $735,000 and will be recorded and paid in the fourth quarter of fiscal 2007.

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

Overview

Our strategy is to become the leading provider of integrated data storage solutions that improve the performance, efficiency and cost of data backup and recovery.  We provide solutions in the form of three distinct backup targets:  (1) automated tape libraries, (2) disk-to-disk (D2D) backup and recovery appliances with virtual tape and virtual tape library capabilities, and (3) redundant array of independent disk (RAID) solutions for general purpose storage or as a high-performance backup target.  Our focus is on mid-range solutions that can be easily sold worldwide through our indirect network of resellers and OEMs.

For many years we have held a leadership position in mid-range tape automation. Our most successful product has been our NEOTM line of tape automation solutions consisting of the NEO 2000, NEO 4000 and NEO 8000. NEO is sold to a number of OEMs under private label contracts and worldwide through our branded sales channel. Hewlett-Packard Company (HP) is our largest customer for this product. In August 2005, HP informed us of its decision not to purchase its next-generation, mid-range tape automation production line from us. HP will continue to purchase the NEO 2000 and NEO 4000 products currently supplied by us for some time and recently renewed its supply contract (which does not commit HP to buy specific quantities of product at any time) with us for an additional three years ending July 2009. We expect the new product HP is now buying, will eventually replace a significant portion of its NEO purchases. We cannot predict how quickly this transition will occur, but we believe the impact to our revenue during fiscal 2007 and fiscal 2008 will be significant.

In November 2005, we announced that Dell had selected us to supply it with our next generation tape library that was under development.  We spent considerable resources during the ensuing year to complete the development and to meet Dell’s specifications and other requirements.  In October 2006, we were notified by Dell of its intent to terminate the supply agreement.  Shipments of the tape libraries had not yet commenced but were expected to begin shortly.  The loss of this business had a material adverse effect on our expected revenue, but a much smaller affect on our expected gross profit and results of operations because the Dell business was priced aggressively.

In light of this loss in revenue, our strategy is to focus heavily on the delivery of new products to our branded channel, which historically has produced higher gross margins in comparison to OEM business. Such new products include ARCvaultTM, a new line of tape automation products, that is the result of over a year of development. ARCvault was designed for a price-competitive marketplace with fewer features than NEO, but significantly higher density and a lower price per terabyte. Our first two ARCvault products were launched in July 2006 and we launched a third product in mid-April 2007.

In the disk-based backup and recovery space, our REO products target the mid-range market and enable customers to scale their backup solution from one terabyte to 32 terabytes. In July 2006, we launched version 3.0 of our REO Protection OSTM and in March 2007 we launched version 4.0. We have been working to update all of our REO products with new hardware platforms that will significantly boost their speed and performance, and be compliant with the European Union directive on the Restriction of the use of Certain Hazardous substances in Electrical and Electronic Equipment (ROHS).  In March 2007, we launched the REO 1500 and plan to launch the REO 9100 in May 2007 and the REO 4500 in June 2007.

In the area of primary protected disk, we had planned to facilitate our entry into this space through our August 2005 acquisition of Zetta Systems. In August 2006, after a year of development, we launched a new version of the Zetta product called ULTAMUS Pro which failed to achieve market acceptance. We discontinued our R&D efforts on the Zetta-based software in October 2006 and recorded an impairment charge of $8.4 million in the first quarter of fiscal 2007.  We then modified our product roadmap to focus on the delivery of a new line of ULTAMUS RAID storage products that do not contain the ULTAMUS Pro software. The introduction of these products was expected in the second quarter of fiscal 2007, but was delayed to the second half of fiscal 2007 due to the inability of certain suppliers to meet our delivery schedules.  We introduced the ULTAMUS RAID 1200 in February 2007 and plan to launch the ULTAMUS RAID 4800 in June 2007.  These solutions provide small to medium business customers an affordable alternative to costly high-end network attached storage (NAS) and storage area network (SAN) solutions.

In September 2004, we announced a plan to outsource all of our manufacturing to Sanmina – SCI Corporation, a United States third party manufacturer. We completed this transfer in August 2005. During fiscal 2006, however, we failed to achieve the customer service levels, product quality and cost reductions we expected from the outsourcing. Additionally, we incurred a significant amount of redundant costs to support the outsourcing, which eroded our gross margins during the year.

Consequently, we decided to bring manufacturing back to our San Diego facility and entered into a transition agreement with Sanmina, effective September 2006.  We completed the transfer of all production lines back to San Diego in February 2007.  Our customer lead times have now been reduced to target levels and we believe we have eliminated the backlog issues that occurred during the outsourced period.  We are now working to reduce costs, improve efficiencies and reduce inventory levels.

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

We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of our intangible assets. When impairment indicators are identified with respect to our previously recorded intangible assets, we would measure any required impairment loss as the amount by which the asset’s carrying value exceeds its fair value and we would record it as a reduction in the carrying value of the related assets and charge it to operations. Significant management judgment is required in estimating the fair value and should different conditions prevail, material impairments of net intangible assets and other long-lived assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

During the first quarter of fiscal 2007, we recorded an $8.4 million impairment charge related to acquired technology. See Impairment of Acquired Technology under the discussion of Results of Operations below.

Results of Operations

The following table sets forth certain line items in our consolidated condensed statement of operations as a percentage of net revenue for the periods presented. The data has been derived from our consolidated condensed financial statements.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	86.7	78.5	85.6	77.8
Gross profit	13.3	21.5	14.4	22.2
Operating expenses:
Sales and marketing	19.6	18.8	20.3	17.0
Research and development	8.9	9.9	9.8	8.0
General and administrative	9.2	6.9	8.5	6.6
Impairment of acquired technology	—	—	6.7	—
Acquired in-process research and development	—	—	—	0.7
	37.7	35.6	45.3	32.3
Loss from operations	(24.4)	(14.1)	(30.9)	(10.1)
Other, net	0.3	1.3	0.8	1.2
Loss before income taxes	(24.1)	(12.8)	(30.1)	(8.9)
Provision for (benefit from) income taxes	0.3	1.8	—	(1.3)
Net loss	(24.4)	(14.6)	(30.1)	(7.6)

The third quarter of fiscal 2007 compared to the third quarter of fiscal 2006

Net Revenue. Net revenue decreased to $37.8 million during the third quarter of fiscal 2007 from $48.2 million during the third quarter of fiscal 2006, a decrease of approximately $10.4 million, or 21.5%. The decline was primarily the result of lower sales to HP, but decreases in net revenue in our branded sales channel were also reported in all regions (Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC)), partially offset by an increase in service revenue.

We expect sales to HP to continue to decline during our fourth fiscal quarter of 2007.  We expect to offset this anticipated decline in revenue with increased sales through our branded channel, including (i) sales of new products such as ARCvault 48 and ULTAMUS RAID, (ii) increased sales of ARCvault 12 and 24 and (iii) increased sales of REO products, which we expect will benefit from our new ROHS-compliant hardware platforms. In comparison to prior year, we also expect our sales to benefit from more reliable deliveries and service levels resulting from the manufacturing transition back to our San Diego facility.

Product Sales

Net product revenue decreased to $33.2 million during the third quarter of fiscal 2007 from $45.3 million during the third quarter of fiscal 2006, a decrease of $12.1 million, or 26.7%.

Net product revenue from OEM customers decreased to $18.4 million in the third quarter of fiscal 2007 from $27.1 million in the third quarter of fiscal 2006. The decrease of $8.7 million, or 32.1%, is primarily associated with the anticipated decline in  shipments to HP. Net revenue from HP represented approximately 44.7% of total net revenue in the third quarter of fiscal 2007 compared to 52.5% of total net revenue for the third quarter of fiscal 2006.

Net product revenue from Overland branded products, excluding service revenue, decreased to $14.9 million during the third quarter of fiscal 2007 from $18.0 million during the third quarter of fiscal 2006. The decrease of approximately $3.1 million, or 17.4%, was primarily associated with (i) a $3.1 million decrease in revenue due to the discontinuation of our PowerLoader and LoaderXpress products and (ii) a $2.2 million decrease in NEO product sales, primarily related to fewer shipments to Fujitsu. These decreases were partially offset by $3.1 million of revenue generated from our new ARCvault product, introduced in early fiscal 2007.

Service

Net service revenue increased to $4.3 million during the third quarter of fiscal 2007 from $2.7 million during the third quarter of fiscal 2006. The increase of $1.6 million or 60.1% is associated with (i) a $816,000 increase associated with an increase in the number of service contracts sold and (ii) a $786,000 increase in out-of warranty services provided.

Royalty Fees

Net royalty fees increased to $343,000 during the third quarter of fiscal 2007 from $220,000 during the third quarter of fiscal 2006. The increase of approximately $123,000 or 55.9% is primarily associated with higher VR2 royalties occurring in the third quarter fiscal 2007, and additional royalty fees. VR2 royalties during the third quarter of fiscal 2007 totaled $293,000 compared to $220,000 during the third quarter of fiscal 2006.

A summary of the sales mix by product for the periods presented in the consolidated condensed statement of operations follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Tape based products:
NEO Series	63.6%	66.1%	68.3%	69.5%
ARCvault Series	8.1	—	6.6	—
Other	0.4	7.2	1.7	7.2
	72.1	73.3	76.6	76.7
Service	11.3	5.5	9.4	4.4
Spare parts and other	9.5	15.0	7.2	11.4
Disk based products	6.3	5.3	5.9	6.2
VR2	0.8	0.9	0.9	1.3
	100.0%	100.0%	100.0%	100.0%

Gross Profit. Overall gross profit decreased to $5.0 million, or 13.3%, during the third quarter of fiscal 2007 from $10.3 million, or 21.5%, during the third quarter of fiscal 2006 a decrease of approximately $5.3 million, or 51.3%.

We expect gross profit and our gross margin to improve in the fourth quarter of fiscal 2007 as we return to a normalized level of manufacturing and as the percentage of branded revenue is anticipated to grow in comparison to revenue from OEM customers, given that branded sales typically result in higher margins than OEM sales. We have also established a goal of achieving full-absorption of manufacturing costs during the fiscal 2007 fourth quarter, and intend to focus on other manufacturing cost reductions on our new ARCvault product line.

Product Sales

Product gross profit for the third quarter of fiscal 2007 of $2.9 million, or 8.6%, decreased from $9.0 million, or 19.8%, for the third quarter of fiscal 2006 and was negatively affected by approximately $2.8 million of under-absorbed manufacturing costs, which reflects inefficiencies related to the manufacturing start-up process in San Diego, the completed transfer of production lines from Sanmina, reduced levels of production incident to the high level of finished goods purchased from Sanmina at the end of the transition, and reserves taken for obsolete inventory. In addition, gross profit was negatively impacted by a net decrease of $2.7 million associated with decreased volumes across all channels, especially OEM, which was partially offset by a favorable product mix.

Service

Service gross profit for the third quarter of fiscal 2007 of $1.8 million increased from $1.1 million for the third quarter of fiscal 2006. However, service gross margin remained flat for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The increase in gross profit of $700,000, or 59.6% is primarily associated with increased volumes, partially offset by an unfavorable change in mix.

Stock-Based Compensation. During the third quarter of fiscal 2007, share-based compensation totaled $298,000 compared to $485,000 during the same period in fiscal 2006. For options outstanding as of March 31, 2007, share-based compensation expense, for the fourth quarter of fiscal 2007 is expected to be approximately $123,000.

Share-based compensation was allocated as follows (in thousands):

	Three months ended March 31,
	2007	2006	Change

Cost of revenue	$2	$—	$2
Sales and marketing	34	144	(110)
Research and development	(12)	51	(63)
General and administrative	274	290	(16)
	$298	$485	$(187)

Sales and Marketing Expense. Sales and marketing expense decreased to $7.4 million during the third quarter of fiscal 2007 from $9.0 million during the third quarter of fiscal 2006. The decrease of approximately $1.6 million, or 18.0%, is primarily due to (i) a decrease of approximately $852,000 in employee and related expenses, including travel, due to a reduction in our average headcount by 27 employees associated with the October 2006 restructuring and realignment of our sales force, (ii) an approximately $230,000 reduction in public relations expenses related to reduced promotional spending,  (iii) an approximately $209,000 decrease in severance primarily associated with a January 2006 realignment of our sales force and (iv) a $110,000 reduction in share-based compensation expense associated with a reversal of awards that canceled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology. We expect a nominal increase in sales and marketing expense during the fourth quarter of fiscal 2007 compared to the third quarter.

Research and Development Expense. Research and development expense decreased to $3.4 million during the third quarter of fiscal 2007 from $4.8 million during the third quarter of fiscal 2006. The decrease of $1.4 million or 29.9% is primarily due to (i) a $1.1 million decrease in employee and related expenses associated with a decrease in average headcount by 37 employees, primarily associated with the closing of the office near Seattle, Washington and completion of R&D projects and (ii) a $439,000 reduction in expenses for development materials and tooling. We expect R&D spending to decline in our fourth fiscal quarter due to the completion of development of the ARCvault 48 product and the testing of our new REO product early in the fourth quarter and anticipate completion of the testing of our newest ULTAMUS RAID product.

General and Administrative Expense. General and administrative expense increased to $3.5 million during the third quarter of fiscal 2007 from $3.3 million during the third quarter of fiscal 2006. The increase of approximately $200,000, or 4.3%, is primarily due to an increase of $300,000 in bad debt expense, partially offset by a $127,000 reduction in audit and tax fees primarily due to the anticipated change in our filing status from accelerated filer to non-accelerated filer at the end of fiscal 2007 and the associated relief from the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We expect G&A spending in the fiscal 2007 fourth quarter to decline slightly in the fourth quarter of fiscal 2007.

Interest Income, net. Interest income decreased to $308,000 during the third quarter of fiscal 2007 from $724,000 during the third quarter of fiscal 2006. The decrease of approximately $416,000, or 57.5%, is due to lower cash and investment balances, as a result of our net losses and increases in inventory balances, when compared to the third quarter of fiscal 2006.

Other Income (Expense), net.  During the third quarter of fiscal 2007, we incurred net other expense of $171,000 compared to $64,000 during the third quarter of fiscal 2006. In the third quarter of fiscal 2007, net other expense primarily represents $134,000 in realized losses on our short-term investments, including a $107,000 impairment charge under FSP FAS 115-1 and 124-1. In the third quarter of fiscal 2006, net other expense primarily represents realized losses due to foreign currency fluctuations.

Provision for (benefit from) Income Taxes. We recorded a provision for income taxes of $137,000 during the third quarter of fiscal 2007 compared to $888,000 during the third quarter of fiscal 2006. The tax expense in the third quarter of fiscal 2007 relates primarily to our foreign operations. The tax expense in the third quarter of fiscal 2006 primarily relates to a non-cash charge of approximately $3.1 million to establish a valuation allowance against our net deferred tax assets.

The first nine months of fiscal 2007 compared to the first nine months of fiscal 2006

Net Revenue. Net revenue decreased to $126.4 million during the first nine months of fiscal 2007 from $167.3 million during the first nine months of fiscal 2006, a decrease of approximately $40.9 million, or 24.5%. The decline was primarily the result of lower sales to HP, but decreases in net revenue in our branded sales channel were also consistent throughout all of the regions (Americas, EMEA and APAC), partially offset by an increase in service revenue.

Product Sales

Net product revenue decreased to $113.3 million during the first nine months of fiscal 2007 from $158.5 million during the first nine months of fiscal 2006, a decrease of $45.2 million, or 28.5%.

Net product revenue from OEM customers decreased to $62.6 million during the first nine months of fiscal 2007 from $92.0 million during the first nine months of fiscal 2006. The decrease of $29.4 million, or 31.9%, is primarily associated with declining shipments to HP. Net revenue from HP represented approximately 47.0% of total net revenue during the first nine months of fiscal 2007 compared to 51.3% of total net revenue during the first nine months of fiscal 2006.

Net product revenue from Overland branded products, excluding service revenue, decreased to $50.7 million during the first nine months of fiscal 2007 from $65.8 million during the first nine months of fiscal 2006. The decrease of approximately $15.1 million, or 23.0%, was primarily associated with (i) a $9.7 million decrease in revenue due to the discontinuation of our PowerLoader and LoaderXpress products, (ii) a $9.5 million decrease in our NEO product sales and (iii) a $3.0 million decrease in our REO product sales, primarily due to a limited supply of ROHS-compliant product. These decreases were partially offset by $8.3 million of revenue generated from sales of our new ARCvault product, introduced in early fiscal 2007.

Service

Net service revenue increased to $12.0 million during the first nine months of fiscal 2007 from $7.3 million during the first nine months of fiscal 2006. The increase of $4.7 million or 63.8% is associated with (i) a $2.2 million increase associated with an increase in the number of service contracts sold and (ii) a $2.5 million increase in of out-of warranty services provided.

Royalty Fees

Net royalty fees decreased to $1.2 million during the first nine months of fiscal 2007 from $1.5 million during the first nine months of fiscal 2006. The decrease of approximately $300,000 or 21.3% is primarily associated with lower VR2 royalties occurring in the first nine months of fiscal 2007, partially offset by other royalty fees.  VR2 royalties during the first nine months of fiscal 2007 totaled approximately $1.1 million compared to $1.5 million during the first nine months of fiscal 2006.

Gross Profit. Overall gross profit decreased to $18.2 million during the first nine months of fiscal 2007 from $37.1 million during the first nine months of fiscal 2006, a decrease of approximately $18.9 million, or 51.0%.

Product Sales

Product gross profit decreased to $12.2 million, or 10.8%, for the first nine months of fiscal 2007 compared to $32.5 million, or 20.5%, for the first nine months of fiscal 2006 and was negatively affected by approximately $7.8 million of under-absorbed manufacturing costs, which reflects inefficiencies related to the manufacturing start-up process in San Diego,  the completed transfer of production lines from Sanmina, reduced levels of production incident to the high level of finished goods purchased from Sanmina at the end of the transition, and reserves taken for obsolete inventory. In addition, gross profit was negatively impacted by a net decrease of $11.6 million associated with decreased volumes across all channels, especially OEM, partially offset by a favorable mix.

Service

Service gross profit for the first nine months of fiscal 2007 of $4.8 million increased from $3.2 million for the first nine months of fiscal 2006. However, service gross margin decreased to 40.1%, for the first nine months of fiscal 2007 from 43.9% for the first nine months of fiscal 2006. The increase in gross profit of $1.6 million, or 49.7% is primarily associated with increased volumes, while the decrease in gross margin of 8.6% is primarily associated with an unfavorable change in product mix.

Stock-Based Compensation. During the first nine months of fiscal 2007, we had a net reversal of $166,000 of expense compared to $1.6 million of share-based compensation charges in the first nine months of fiscal 2006. The net reversal, in the first nine months of fiscal 2007, resulted from significant pre-vesting forfeitures (in excess of amounts previously estimated) related to the forfeiture of options and restricted shares previously granted to two executives and individuals terminated as part of the October 2006 restructuring. The pre-vesting forfeitures resulted in the reversal of previously recognized share-based compensation expense and such reversal exceeded the amount of expense recorded for other awards during the first nine months of fiscal 2007.

Share-based compensation was allocated as follows (in thousands):

	Nine months ended March 31,
	2007	2006	Change

Cost of revenue	$4	$13	$(9)
Sales and marketing	(268)	477	(745)
Research and development	(102)	162	(264)
General and administrative	200	965	(765)
	$(166)	$1,617	$(1,783)

Sales and Marketing Expense. Sales and marketing expense was $25.6 million during the first nine months of fiscal 2007, compared to $28.5 million during the first nine months of fiscal 2006. The decrease of approximately $2.9 million, or 9.9%, is primarily due to (i) a decrease of approximately $2.4 million in employee and related expenses, including travel, associated with a decrease in average headcount by 22 employees associated with to the October 2006 restructuring and additional realignment of our sales force, (ii) a $745,000 reduction in share-based compensation expense associated with a reversal of awards that canceled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology and (iii) an approximately $377,000 reduction in public relations expenses related to reduced promotional spending. These reductions were partially offset by approximately a $755,000 increase in severance associated with the October 2006 restructuring and other severance recorded in the first quarter of fiscal 2007.

Research and Development Expense. Research and development expense was $12.4 million during the first nine months of fiscal 2007, compared to $13.4 million during the first nine months of fiscal 2006. The decrease of approximately $1.0 million, or 7.3%, is primarily due to (i) a $1.5 million decrease in employee and related expenses associated with a decrease in average headcount by 18 employees primarily associated with the closing of the office near Seattle, Washington and completion of R&D projects and (ii) a decrease of $264,000 of share-based compensation expense associated with a reversal of awards that canceled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology. These cost savings were partially offset by (i) a $570,000 increase in development materials and tooling costs, compared to the prior year, and  (ii) a $120,000 increase in severance primarily associated with the October 2006 restructuring.

General and Administrative Expense. General and administrative expense of $10.7 million during the first nine months of fiscal 2007, decreased from $11.0 million during the first nine months of fiscal 2006. The decrease of approximately $300,000, or 2.7%, is primarily due to (i) a $765,000 reduction in share-based compensation expense associated with a reversal of awards that canceled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology, and (ii) a $650,000 net reduction in legal fees (prior year legal fees were higher as a result of the accumulation of our shares by a competitor and related issues). These reductions in expense/cost savings were offset by (i) increased severance of approximately $389,000 primarily related to the termination of our former president and chief executive officer, (ii) a $453,000 increase in audit, tax and consulting fees related to the material weakness we reported at the end of fiscal 2006 and (iii) a $170,000 increase in bad debt expense.

Impairment of Acquired Technology. In the first quarter of fiscal 2007, we recorded an impairment charge of $8.4 million related to the developed technology intangible asset acquired from Zetta Systems in August 2005. As more fully discussed in Note 2 to the accompanying consolidated condensed financial statements, management performed an impairment analysis of Zetta, in accordance with SFAS No. 144, and concluded that the asset was not recoverable and an impairment loss should be recognized as of September 30, 2006. The full amount of the remaining intangible asset balance as of September 30, 2006, or $8.4 million, was recorded as an impairment of acquired technology in the first quarter of fiscal 2007.

Acquired In-Process Research and Development.  During the first nine months of fiscal 2006, a portion of the fair value of the assets acquired from Zetta was assigned to in-process research and development. We had no similar transactions in the first nine months of fiscal 2007.

Interest Income, net. During the first nine months of fiscal 2007, we generated net interest income of $1.5 million compared to $2.0 million during the same period of the prior fiscal year. The decrease of approximately $500,000 or 25.6% is due to lower cash and investment balances when compared to the same period in fiscal 2006.

Other Income (Expense), net.  During the first nine months of fiscal 2007, we generated net other expense of $493,000 compared to $78,000 during the first nine months of fiscal 2006. In fiscal 2007, net other expense represents $158,000 in realized losses on our short-term investments, including a $107,000 impairment charge under FSP FAS 115-1 and 124-1, and realized losses due to foreign currency fluctuations.  In fiscal 2006, net other expense represents $23,000 in realized losses on our short-term investments and approximately $50,000 in realized losses due to foreign currency fluctuations.

Provision for (Benefit from) Income Taxes. We recorded a provision for income taxes of $78,000 during the first nine months of fiscal 2007 compared to a benefit from income taxes of $2.3 million for the first nine months of fiscal 2006. The nominal tax expense in the first nine months of fiscal 2007 relates largely to our foreign operations partially offset by a favorable resolution of a state income tax position taken in a prior period. The benefit in the first nine months of fiscal 2006 relates to our pre-tax loss in the first nine months of 2006.

Liquidity and Capital Resources.

At March 31, 2007, we had $21.3 million of cash, cash equivalents and short-term investments, compared to $62.5 million at June 30, 2006. We have no other unused sources of liquidity at this time.

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred losses in recent periods and negative cash flows during the current fiscal year. For the nine months ended March 31, 2007, we incurred a net loss of $38.1 million and the balance of cash, cash equivalents and short-term investments declined by $41.3 million compared to the balance at June 30, 2006. However, our inventory balance remained at a record high level at $25.9 million on a quarter-end basis due to the transition of manufacturing back to us from Sanmina. Over the next two quarters, we expect to increase our inventory turnover and reduce inventory levels.  Although there can be no assurance, management expects that this reduction in inventory levels together with our current balance of cash and short-term investments, will be sufficient to fund our operations for at least the next 12 months. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding.

During the first three quarters of fiscal 2007, we used cash in operating activities of approximately $35.8 million compared to cash provided from operating activities of $7.1 million during the first three quarters of fiscal 2006. The change of $42.9 million is primarily attributed to our increased net loss. Although our net loss for the fiscal 2007 period included a non-cash impairment of acquired technology of $8.4 million, such adjustment to cash used in operating activities was offset by a $10.9 million increase in inventories during the fiscal 2007 period compared to a decrease of $4.8 million during the fiscal 2006 period. Inventories increased due to our transition back to in-house manufacturing. In the first three quarters of fiscal year 2006, operating cash flows were provided by an overall reduction of operating assets and liabilities due to the outsourcing of manufacturing.

During the first three quarters of fiscal 2007, we generated cash from investing activities of $24.9 million compared to cash used in investing activities of $1.1 million for the first three quarters of fiscal 2006. During the first three quarters of fiscal 2007 we liquidated some of our investments to support our operations. Capital expenditures during the first three quarters of fiscal 2007 and fiscal 2006 totaled $3.2 million and $2.7 million, respectively. During the first three quarters of fiscal 2007, such expenditures were primarily associated with computers, machinery and equipment to support new product development and transitioning manufacturing in-house. During the first three quarters of fiscal 2006, capital expenditures were comprised primarily of purchases of computer and related equipment.

We used cash in our financing activities of $2.6 million during the first three quarters of fiscal 2007 compared to $5.5 million during the first three quarters of fiscal 2006. Cash used in financing activities during fiscal 2007, was primarily the result of the repurchase of 373,000 shares of our stock under our repurchase program for $2.7 million. This use of cash was slightly offset by the exercise of options under our stock option plans and the purchase of shares of our stock under our 1996 Employee Stock Purchase Plan (1996 ESPP) which generated proceeds of $142,000. Cash used in financing activities during the first three quarters of fiscal 2006 was primarily the result of the repurchase of 904,000 shares of our common stock under our repurchase program for $7.6 million, offset by proceeds of $2.0 million from the issuance of common stock under our 1996 ESPP and upon exercise of stock options.

On October 16, 2005, our board of directors expanded our share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock on the open market or through negotiated transactions. On October 25, 2006, our board of directors terminated our share repurchase program. There were no share repurchases after the first quarter of fiscal 2007.  During fiscal 2007 and fiscal 2006, an aggregate of approximately 373,000 shares and 1.3 million shares were repurchased at a cost of approximately $2.7 million and $10.8 million, respectively.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties that are not fully recorded in our consolidated condensed balance sheets or fully disclosed in the notes to our consolidated condensed financial statements.

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

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale, and therefore, reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the first nine months of fiscal 2007, total interest income was $1.5 million with investments yielding an annual average of 5.2% on a worldwide basis. The interest rate level was up approximately 130 basis points from 3.9% in the first nine months of fiscal 2006. If a comparable change in overall interest rates (130 basis points) were to occur in the remainder of fiscal 2007, our interest income would increase approximately $123,000, assuming consistent investment levels.

The table below presents the cash, cash equivalents and short-term investment balances at March 31, 2007 and related weighted-average interest rates during the first nine months of fiscal 2007. The cash, cash equivalents and short-term investment balances approximate fair value (in thousands, except percentages):

	Approximate Market Value	Weighted- Average Interest Rate

Cash and cash equivalents	$7,038	6.2%
Short-term investments:
Less than 1 year	—	—
Due in 1 - 2 years	—	—
Due in 2 - 5 years	1,381	4.1%
Due after 5 years	12,831	5.1%
	$21,250	5.4%

The table above includes the United States dollar equivalent of cash, cash equivalents and short-term investments, including $721,000 and $150,000 equivalents denominated in the British Pound Sterling and the Euro, respectively.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first three quarters of fiscal 2007 was not material.

Item 4. — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the material weakness in internal control over financial reporting identified in the section “Management’s Report on Internal Control Over Financial Reporting” set forth in our annual report on Form 10-K. This material weakness was ongoing at March 31, 2007. Notwithstanding this material weakness, our management concluded that the financial statements included in this quarterly report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 4T. Controls and Procedures.

Not applicable

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

We are from time to time involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. We do not believe any pending legal proceedings or claims will have, individually or in the aggregate, a material adverse effect on our business, liquidity, results of operations or financial position. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. — Risk Factors

An investment in our company involves a high degree of risk. In addition to the other information included in this report, we urge you to carefully consider the following risk factors and the risk factors set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2006, Form 10-Q for the quarter ended September 30, 2006 and Form 10-Q for the quarter ended December 31, 2006 in evaluating an investment in our company. We urge you to consider these matters in conjunction with the other information included or incorporated by reference in this report.

We have a recent history of net losses. We expect to continue to incur net losses for some time and we may not achieve or maintain profitability.

We have incurred significant operating losses in recent periods and anticipate continued losses in the fourth quarter of fiscal 2007 and for a portion of fiscal 2008. At March 31, 2007 we had an accumulated deficit of $12.8 million. We need to generate additional revenue, improve our gross profit margins and reduce operating expenses to be profitable in future periods. Our recent history of net losses could cause current or potential customers to not place new orders with us or may cause suppliers to require terms that are unfavorable to us. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding which (i) could have a material adverse effect on the market value of our common stock, (ii) we may not be able to obtain in the necessary time frame or on terms favorable to us, if at all, and (iii) may not be adequate.

We are in the process of terminating our relationship with our former outsourced manufacturing partner, Sanmina-SCI Corporation.  Although all of our production operations have now been transferred back to our San Diego facility, we are still in the process of resolving responsibility for the inventory of component parts still held by Sanmina.  The resolution of that inventory could expose us to liability for obsolete parts.

In August 2005, we completed the outsourcing of all our manufacturing to Sanmina. During fiscal 2006, we failed to achieve the customer service levels, product quality and cost reductions expected from the outsourcing.  We also incurred a significant amount of redundant costs to support the outsourcing which reduced our gross margins during the year. As a consequence, we decided to bring manufacturing back to our San Diego facility.  At March 31, 2007, all of the production lines and most of the related inventories of finished goods and raw materials were transferred back to San Diego.

Our Manufacturing Service Agreement (MSA) with Sanmina committed us to purchase finished goods and component parts from Sanmina based upon our forecast of customer demand.  At March 31, 2007, after the completion of the transfer as described above, approximately $2.4 million of component parts inventories remained in the possession of Sanmina.  We are currently working with Sanmina to analyze how and when these inventories were purchased to determine the appropriate disposition for each item.  If such inventories were purchased by Sanmina in strict accordance with our forecasts and according to the guidelines set forth in the MSA, Overland will be obligated to purchase them.  To the extent such inventories were not so purchased, we will not have an obligation to purchase them.  If the resolution of these inventories results in us purchasing additional obsolete parts, we would be required to record a charge for such obsolete inventories. The Company does not expect the purchase commitments to have a material adverse effect on our results of operations.

In addition, we recently terminated discussions with a Sanmina subsidiary regarding an unrelated program for which Sanmina believes they are owed liquidated damages.  We believe that no agreement was formed between the parties and there is no basis for such claim.

The failure to attract, retain and motivate key personnel could have a significant adverse impact on our operations.

We have experienced significant changes in our senior management. Most recently, on November 1, 2006, our board of directors appointed Scott McClendon as our interim president and chief executive officer, replacing Christopher P. Calisi, who served in those roles since March 2001. We have commenced a search for a permanent chief executive officer. The transition from a permanent to an interim chief executive officer, and a subsequent transition to a new permanent chief executive officer, may be a distraction to senior management, business operations, commercial partners and customers. Additionally, we have experienced a prolonged period of operating losses and declines in our stock price and cash position which could affect employee morale and retention. In April 2007, we reduced our workforce by 14% worldwide. Further turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. We cannot guaranty that we will continue to successfully attract or retain the management we need, or be able to maintain an optimal workforce size. Any inability to attract, retain or motivate such personnel or address manpower constraints as needed could materially adversely affect our future operating results and financial position. We do not currently maintain any key-man insurance for any of our employees.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase program.  On October 16, 2005, our Board of Directors expanded our share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock with no fixed dollar amount. On October 25, 2006, our Board of Directors terminated the share repurchase program. There were no share repurchases after the first quarter of fiscal 2007. During fiscal 2007 and fiscal 2006, an aggregate of approximately 373,000 shares and 1.3 million shares, respectively, were repurchased at a cost of approximately $2.7 million and $10.8 million, respectively, pursuant to the repurchase program.

Item 6. — Exhibits

(a)          Exhibits

10.1*	Summary Sheet of Director and Executive Officer Compensation.

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

OVERLAND STORAGE, INC.

Date: May 4, 2007	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Vice President, Chief Financial Officer and Secretary