Form 10-K
period 2007-07-01
OVERLAND STORAGE INC
filed 2007-08-23
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JULY 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number:  000-22071

OVERLAND STORAGE, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3535285
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4820 Overland Avenue, San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

(858) 571-5555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2006, the last business day of the registrant’s second fiscal quarter, was approximately $48,391,767 (based on the closing price reported on such date by The NASDAQ Global Market of the registrant’s Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 17, 2007, the number of outstanding shares of the registrant’s Common Stock was 12,756,466.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed in connection with registrant’s Annual Meeting of Shareholders to be held on November 13, 2007 (the “Proxy Statement”) are incorporated herein by reference into Part III of this report.

PART I

ITEM 1. Business.

This report contains certain statements of a forward-looking nature relating to future events or the future performance of our company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “currently scheduled” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions and actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors,” which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

We are a market leader and innovative provider of smart, affordable data protection appliances that help small and medium-size business and distributed enterprises ensure their business-critical data is “constantly protected, readily available and always there.”  Our range of award-winning data protection solutions include:

•                  the ULTAMUS SERIES™ of  nearline data protection appliances;

•                  the REO SERIES® of disk-based backup and recovery appliances; and

•                  the NEO SERIES® and ARCVaultTM family of tape backup and archive appliances.

These solutions span all three tiers of data storage, making us the first company to offer cost-effective, end-to-end data protection solutions designed for mid-range environments.

For over 25 years, we have delivered data protection solutions designed for backup and recovery to ensure business continuity. Historically, we have focused on delivering a portfolio of tape automation solutions including loader and library systems designed for small business and mid-range computing environments. In 2003, we expanded our product offerings to include a family of intelligent disk-based backup and recovery appliances to complement our tape solutions. In 2007, we introduced our line of nearline data protection appliances which we believe provide the advanced features, performance and flexibility necessary to make information technology (IT) departments as efficient and dynamic as the businesses they support.

One of the main market differentiators of many of our products has been that we design them around a modular, scalable architecture. This feature enables customers to purchase storage as they need it, rather than having to purchase larger monolithic devices with excess capacity. We enable our customers to purchase an initial module to meet their near-term needs, and later increase speed and capacity by adding modules that can be interconnected to function as a single system. Our solution provides a lower price entry point, investment protection, and an increased level of fault tolerance, as each module is self-sufficient and will continue to function even if another were to fail.

We also differentiate ourselves with our “go-to-market” approach. We are the only supplier in our market space that does not have a direct sales force. The majority of our sales have historically been generated through private label arrangements with original equipment manufacturers (OEMs). The remainder of our sales are made through commercial distributors, direct market resellers (DMRs) and value-added resellers (VARs).

End-users of our products include small and medium-size businesses, as well as distributed enterprise customers represented by divisions and operating units of large multi-national corporations, governmental organizations, universities and other non-profit institutions. Our products are used in a broad range of industry sectors including financial services, healthcare, retail, manufacturing, telecommunications, broadcasting, research and development and many others. Our products are sold world-wide in the Americas, EMEA (Europe, Middle East, Africa) and Asia Pacific. For our 2007 fiscal year, 57.6% of our revenue was generated internationally, primarily in Europe.

We were incorporated in California in 1980 as Overland Data, Inc. and changed our name to Overland Storage, Inc. in 2002. Our headquarters are located at 4820 Overland Avenue, San Diego, California 92123, and our telephone number is (858) 571-5555.

Our Direction and Strategy

We currently offer our customers a complete portfolio of smart, affordable data protection appliances that help small and medium-sized businesses and distributed enterprises ensure their data is “constantly protected, readily available and always there.”  Our product strategy is to bring enterprise-class capabilities to mid-range customers through affordable and reliable solutions that reduce the backup window, improve data recovery speed, simplify short and long-term data retention and make cost-effective disaster recovery more readily available. Our focus will continue to be on solutions that can be easily sold worldwide through OEMs and our indirect network of distributors, retailers and resellers.

Historically, magnetic tape has been used for all forms of data backup and recovery because magnetic tape was, and still is, the only cost-effective, “removable,” high capacity storage media that can be taken off-site to ensure that data is safeguarded in case of disaster. For a number of years now, we have held a market-leading position in mid-range tape automation with our flagship NEOTM products, and sales of tape automation appliances have represented approximately 75% of our revenue for each of the last three fiscal years. In the fourth quarter of fiscal 2005 we commenced development of ARCvault, a new tape automation platform. The first two products in the ARCvault family were launched in July 2006 and the final product was launched in April 2007. Although we expect that tape solutions will continue to be the anchor of the data protection strategy at most companies, tape backup is time consuming and often unreliable and inefficient. The process of recovering data from tape is also time consuming and inefficient. Ultimately, we expect that tape will be relegated to an archival role for less-frequently accessed data.

Over the last few years, the advent of low-cost serial ATA disk and iSCSI networking technology, together with greatly increased regulatory compliance requirements and the continued growth of digital data, have driven businesses to use secondary storage disk-based backup appliances. One of the greatest benefits of disk-based backup is the speed of restoration. Studies show that approximately 90% of recovered data is two weeks old or younger, or last accessed within that period. As a result, many IT managers are electing to use disk-based appliances as an intermediate staging area, with the backup data eventually moving to tape. Additionally, new software technologies such as replication and data deduplication are helping disk solutions overcome the portability and capacity advantages of tape. We have enjoyed initial success in the disk-based backup space with our REO® VTL-based appliance, and believe that REO can also be a platform for data deduplication and data movement software that could position REO in the future as the most complete and capable family of disk-based appliances in the world marketplace. We are currently in development of a number of new REO solutions that we intend to deliver to market in the first half of fiscal 2008.

Our Products and Services

Our data storage products include nearline data protection appliances, disk backup and recovery, data protection software, and tape backup and archive.

Nearline Data Protection Appliances

In February 2007, we introduced our ULTAMUS™ RAID nearline data protection appliances which provide small to medium-sized business customers an affordable alternative to costly high-end network attached storage (NAS) and storage area network (SAN) solutions. The ULTAMUS RAID product family features cableless design and hot swap components and supports RAID (Redundant Array of Independent Disks) Levels 0, 1, 5, 6, 10 and 50, active/active RAID controllers, and multiple 4 Gb/sec fibre channel host connections. Our ULTAMUS product family currently consists of two products:

•                  ULTAMUS RAID 1200 – ULTAMUS RAID 1200 provides the ability to use 12 SAS (Serial Attached SCSI) disk drives and/or 12 SATA (Serial Advanced Technology Attachment) disk drives within the same 2U rack-mountable enclosure. This product has a native storage capacity of up to 9.0 terabytes, and is expandable up to 60 drives and 45.0 terabytes.

•                  ULTAMUS RAID 4800 – ULTAMUS RAID 4800 leads the industry in storage rack efficiency by offering up to 48 SATA II disk drives in its 4U rack-mountable enclosure. This product has a native storage capacity of up to 36.0 terabytes using SATA disk drives, and scales up to 72.0 terabytes using an additional 4U expansion chassis.

Disk Backup and Recovery

We introduced our REO SERIES of disk backup and recovery appliances in 2003. Powered by our embedded REO Protection OSTM software, these appliances are readily configurable as virtual tape libraries (VTL), standalone virtual tape drives, and/or disk volumes (LUNs). See “Data Protection Software” below for more information about REO Protection OS and our other add-on software modules. REO appliances are compatible with all popular open systems or Windows-based backup software, physical tape drives or tape libraries. They also connect easily to Ethernet (iSCSI) or fibre channel networks for seamless integration into existing backup environments.

Our REO product family currently consists of three products:

•                  REO 1500 – Our REO 1500 product has four disk drives and a native storage capacity of up to 3.0 terabytes.

•                  REO 4500 – Our REO 4500 product has 12 disk drives and a native storage capacity of up to 9.0 terabytes; and our REO 4500 expansion array can be added to an existing REO 4500 appliance to expand the total storage capacity of up to a maximum system capacity of 36.0 terabytes.

•                  REO 9100  – With 12 or 24 disk drives and a native storage capacity of up to 18.0 terabytes, our REO 9100 expansion array can be added to an existing REO 9000 appliance to expand the total storage capacity of up to a maximum system capacity of 66.0 terabytes.

Data Protection Software

Our embedded storage operating system software (Protection OS) and add-on software module PACs (Programmable Automation Controllers) provide data protection intelligence and advanced capabilities within and across our appliances.

•                  Protection OS – Our Protection OS software delivers virtualization, data protection, management, and connectivity features to our REO appliances, and enables users to implement our appliances in almost any storage or backup environment. Protection OS is compatible with all popular operating systems and backup software along with Ethernet (iSCSI) and Fibre Channel networks. In July 2006, we launched version 3.0 of our Protection OS, and in March 2007 we launched version 4.0.

•                  REO Multi-Site PAC – REO Multi-Site PAC® software makes it easy to add more advanced backup and recovery capabilities to our REO appliances, including mirroring and consolidation. This software is also available to protect remote data by facilitating the transfer of data in virtual tape format from a remote REO to a central REO for management and tape storage.

Tape Backup and Archive

Our automated tape libraries are devices capable of managing multiple data cartridges. These libraries incorporate two or more tape drives to provide unattended backup of large quantities of data, which tape drives are supplied by other manufacturers based on the leading mid-range tape technologies, including LTO (Linear Tape Open) and SDLT (Super Digital Linear Tape). Our NEO SERIES libraries have flexible configurations and feature redundant robotics, tape drives, power supplies, controller cards and interfaces so that no single failure can disable the entire library. Our NEOTM products and ARCVault libraries or autoloaders can be combined with our REO appliances for a complete disk-to-disk-to-tape solution.

We offer three versions of our NEO product family:

•                  NEO 2000 – Our NEO 2000 product accommodates up to two tape drives and 30 cartridges and scales up to eight modules high to create a system of 16 tape drives and 240 cartridges.

•                  NEO 4000 – Our NEO 4000 product accommodates up to four tape drives and 60 cartridges and scales up to four modules high to create a system of 16 tape drives and 240 cartridges. Customers can configure NEO systems with a combination of NEO 2000 and 4000 modules.

•                  NEO 8000 – Our NEO 8000 product consists of a base model with 100-cartridge capacity which can be scaled up to 12 tape drives and 500 cartridges through a field-enabled software key. Additionally, two NEO 8000 libraries can be interconnected to provide up to 1,000 cartridge capacity and 24 tape drives.

Our new ARCVault family of tape automation solutions is designed to deliver better value to a price sensitive market. We offer three versions of our ARCVault family that were launched in fiscal 2007:

•                  ARCVault 12 – Our ARCVault 12 autoloader consists of one tape drive and accommodates up to 12 cartridges.

•                  ARCVault 24 – Our ARCVault 24 tape library accommodates up to two tape drives and 24 cartridges.

•                  ARCVault 48 – Our ARCVault 48 tape library accommodates up to four tape drives and 48 cartridges.

Related Products and Services

We also have a variety of products and services supporting our tape libraries and loaders. We currently offer the following additional products and services:

•                  Desktop and internal upgrade tape drives;

•                  Spares, post warranty return-to-factory and on-site service; and

•                  Media, including tape cartridges for SDLT and LTO formats.

VR2® (Variable Rate Randomizer)

VR2 is our patented data encoding technology. This technology, which is embedded in an Applications Specific Integrated Circuit (ASIC) chip, is capable of significantly increasing the native capacity and data transfer rate performance of linear tape technologies without requiring any changes in tape path design, recording heads and/or media. This performance is accomplished by achieving encoding efficiency of greater than 99%. We have licensed VR2 to Tandberg Data ASA for use in its Scalable Linear Recording (SLR) tape drives, to Imation Corporation as the owner of the Travan technology format, to Quantum Corporation for use in its Travan tape drive offerings, and to Sun Storage Tek for use in its T9940, T9840 and T10000 drives and future tape drive products.

Customers

Our operating structure is designed for our mid-range strategy in that our products do not require us to have a “direct” (to end-users) sales or service force. We sell all of our products on an indirect basis, primarily through three channels or types of customers: (i) OEMs; (ii) distributors and (iii) VARs and DMRs. Regardless of the channel through which they are sold, all of our products are designed and manufactured to meet OEM-level requirements and reliability standards.

•                  OEM Channel – Historically, we have had a significant OEM supply agreement with Hewlett Packard Company (HP), which incorporates our NEO products into its system offerings. In August 2005, we announced that HP had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. Although we believe that our sales to HP will continue to decline through fiscal 2008, HP has recently relaunched the tape automation products supplied by us with support for the new LTO4 tape drives and this may slow the rate of replacement of our supplied products by the alternate supplier’s product.

Although we continually strive to win new OEM business, the OEM sales cycle is often lengthy and uncertain. It typically consists of a general technology evaluation, qualification of product specifications, verification of product performance against these specifications, integration testing of the product within the customers’ systems, product announcement and volume shipment.

As is customary in the industry, our OEM contracts have an initial three-year term, provide for periodic price reviews and the customers are not required to purchase minimum quantities. Our existing contract with HP (initially signed in August 2003 and extended for up to three years in July 2006) also provides that title to inventory shipped from our warehouse into various inventory hub locations remains with us until the products are pulled by HP to fulfill its customer’s orders. HP has been our largest customer, accounting for approximately 45.8%, 49.7% and 54.3% of sales in fiscal 2007, 2006 and 2005, respectively. No other customer accounted for more than 10% of sales in any year during the three-year period ended June 30, 2007.

•                  Distribution Channel – Our primary distribution customers include Ingram Micro, Inc., Tech Data Corporation and Promark Technology in the United States and approximately eight technical distributors in Europe. Typically, these distributors sell our products to smaller VARs and DMRs who in turn sell to end-users. The distribution agreements include provisions for rights of return, stock rotation and price protection, common terms in the commercial distribution area. Because of these terms, revenue from shipments to these customers is not recognized until the related products are in turn sold by the distributor. We support these distributors through a dedicated field sales force and provide further support through field sales personnel who work with the smaller VARs and catalogers to generate end-user sales and create the pull through its distribution customers.

•                  VAR Channel – Our VAR channel includes systems integrators and larger VARs. Some of our VARs qualify to purchase products direct from us while others purchase through the distribution channel. Some of these customers specialize in the insurance, banking, financial, geophysical or medical industries, and offer a variety of value-added services relating to our products. Our products frequently are packaged by these customers as part of a complete data processing system or combined with other storage devices, such as RAID systems, to deliver a complete storage subsystem. These customers also recommend our products as replacement solutions when backup systems are upgraded, and bundle our products with storage management software specific to the end-user’s system. We support this channel through our field sales representatives.

Our products are sold both domestically and internationally and we have sales personnel located in various cities throughout the world. We divide our sales into three geographical regions: (1) the Americas, consisting of North and South America; (2) Europe, Middle East and Africa (EMEA); and (3) Asia Pacific (APAC). Primary support for customers in the Americas is provided from our San Diego headquarters office. EMEA is supported by our wholly-owned subsidiaries located in: Wokingham, England; Paris, France; and Munich, Germany. The subsidiary in England provides sales, technical support and repair services, while the subsidiaries in France and Germany provide sales and technical support. Our APAC customers are supported by our sales offices in Singapore and Korea. We assign to our international distributors the right to sell our products in a country or group of countries. In addition, many domestic customers ship a portion of our products to their overseas customers.

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

The following table sets forth certain foreign revenue (in thousands):

	Fiscal Year
	2007	2006	2005
Foreign revenue:
United Kingdom	$40,925	$47,914	$65,845
Rest of Europe	25,613	29,098	28,464
Singapore	15,247	22,940	21,822
Other foreign revenue	10,678	18,674	22,400
	$92,463	$118,626	$138,531
Foreign revenue as a percentage of net revenue	57.6%	56.7%	58.8%

Our marketing efforts include support for both our OEM and branded customers. Our branded channel partners are provided with a full range of marketing materials, including product specification literature and application notes. In addition, we offer lead generation opportunities and market development funds to our key channel partners. Our sales management and engineering personnel provide support to the channel partners and, in certain instances, visit potential customer sites to explain and demonstrate the technical advantages of our products. We maintain press relations both domestically and in Europe, and participate in national and regional trade shows in varying degrees both domestically and internationally.

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

For most products, we offer a program called XchangeNOW® as part of a return-to-factory warranty which enables customers to receive an advance replacement unit or field replacement part shipped within two business days after placing a service request. The customer ships the defective unit back to us using the shipping materials from the replacement unit. In addition, we generally provide:

•                  three-year advance replacement return-to-factory limited warranty on our ULTAMUS RAID, REO SERIES, PowerLoader and LoaderXpress products;

•                  one year advance replacement return-to-factory limited warranty for our ARCvault 12 and 24 products; and

•                  one year on-site service limited warranty on our NEO Series and ARCvault 48 products, for which we contract with third-party service providers.

In May 2007 the warranty length for NEO SERIES products was reduced from three years to one year. The second and third year of warranty for those NEO SERIES products shipped prior to May 2007 will continue to be serviced under the three year advance replacement return-to-factory warranty through no later than the fourth quarter of fiscal 2010. As of the end of third quarter of fiscal 2007, our PowerLoader and LoaderXpress products were replaced by our new ARCvault product family. Our PowerLoader and LoaderXpress products will continue to be serviced under the three-year advance replacement return-to-factory warranty, but not later than the third quarter of fiscal 2010.

Research and Development

We incurred research and development (R&D) costs of $15.0 million, $18.8 million and $10.7 million in fiscal 2007, 2006 and 2005, respectively, representing 9.4%, 9.0% and 4.5%, respectively, of net revenue. We currently employ 38 people in our R&D department, including electrical, mechanical, software, hardware and firmware engineers who support our products. In fiscal 2006, our development efforts were focused on three projects: (1) our ARCvault tape automation platform;

(2) an ULTAMUS protected primary storage appliance based on acquired technology we obtained in the August 2005 acquisition of Zetta Systems (which project was abandoned in the first quarter of fiscal 2007); and (3) the addition of scalability to our current line of REO products. In fiscal 2007, we completed the development of the ARCvault tape automation products, new RoHS compliant platforms for all three of our REO products and Version 4.0 of our REO Protection OS software. We also completed the sourcing and qualification of our new ULTAMUS RAID products. We are currently developing both hardware and software enhancements to our REO platforms which will incorporate both compression and data deduplication technologies. We expect R&D expenditures, which reached an all-time high as a percentage of net revenue in fiscal 2006, to decline significantly in fiscal 2008, both absolutely and as a percentage of net revenue. None of our R&D expenditures are customer-sponsored.

Manufacturing and Suppliers

In September 2004, we announced a plan to outsource all of our manufacturing to Sanmina – SCI Corporation, a United States third party manufacturer. We completed this transfer in August 2005. During fiscal 2006, however, we failed to achieve the customer service levels, product quality and cost reductions we expected from the outsourcing. Additionally, we incurred a significant amount of redundant costs to support the outsourcing, which eroded our gross margins during the year. Consequently, we decided to bring manufacturing back to our San Diego facility and entered into a transition agreement with Sanmina, effective September 2006. We completed the transfer of all production lines back to San Diego in February 2007. Our customer lead times have now been reduced to target levels and we believe we have eliminated the quality and backlog issues that occurred during the outsourced period. We are now working to reduce costs, improve efficiencies and reduce inventory levels.

At our integrated factory in San Diego, California, we perform product assembly, integration and testing, while leaving component and piece-part manufacturing to our supplier partners. Our products have a large number of components and subassemblies produced by outside suppliers. We depend greatly on these suppliers for tape drives, printed circuit boards and integrated circuits, which are essential to the manufacture of our products. We work closely with a group of regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet our specifications, as well as meet present and future volume requirements. For certain items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. From time to time in the past, we have not obtained as many drives as we have needed from various vendors due to drive shortages or quality issues.

In general, our branded products are not manufactured until an order is received. The typical lead-time for manufacturing products is three days and backlog usually is not a significant factor to our business. At June 30, 2007, we had $1.2 million of firm backlog orders (a more typical level), compared to approximately $5.0 million at June 30, 2006 (resulting from inefficiencies related to our outsourced manufacturing). Our largest OEM customer, HP, requires that we maintain finished goods inventory on hand, known as buffer stock, at any given time sufficient to supply their forecasted requirements for the next three weeks. They provide weekly forecast information that allows us to manage both raw material and finished goods inventories. The buffer stock is shipped into various distribution hubs around the world and we retain ownership of that inventory until it is pulled by HP to fulfill customer orders, at which time we record the sale.

We occupied our current headquarters and manufacturing buildings in March 2002. The buildings are subject to a 12-year lease with one five-year extension option. We believe that we have the capacity to support unit production levels several times greater than our current rate of production. We maintain approximately 30% of our direct labor in the form of temporary staffing to accommodate normal business fluctuations and control our staffing levels carefully to meet customer requirements at any specific time.

Competition

The worldwide storage market is intensely competitive and barriers to entry are relatively low. Our competitors vary in size from small start-ups to large multi-national corporations who have substantially greater financial, R&D and marketing resources. In the tape automation market, we believe our primary competition is Quantum Corporation, but we also face competition from Sun StorageTek in larger scale libraries. Key competitive factors include product features, reliability, durability, scalability and price.

Our disk-based products currently compete with products made by Quantum, DataDomain, Dell, Nexsan, FalconStor, InforTrend, EMC, Network Appliance, StorVault (a division of Network Appliance), Apple, IBM, Sepaton and numerous small start-ups. We believe additional competitors are likely to enter the market. Key competitive factors in these markets include performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements and total value of ownership.

The markets for all of our products are characterized by significant price competition, and we anticipate that our products will continue to face increasing price pressure.

Proprietary Rights

General – We presently hold 17 United States patents and have five United States patents pending. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. These rights, however, may not prevent competitors from developing substantially equivalent or superior products to ours. In addition, our present and future patents may be challenged, invalidated or circumvented, reducing or eliminating our proprietary protection.

VR2® Technology – We have entered into various intellectual property licensing agreements relating to our VR2 technology. These agreements require the payment of royalty fees based on sales by licensees of products containing VR2. In certain instances, we sell to the licensee ASIC chips embodying VR2 priced to include the cost of the chip plus an embedded royalty fee.

Employees

As of July 1, 2007, we had 326 employees, including 108 in sales and marketing, 38 in research and development, 142 in manufacturing and operations and 38 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the employees and we believe that our relationship with our employees is good.

Financial Information about Segments and Geographic Areas

We operate our business in one reportable segment. For information about (1) our revenues from external customers, measures of profits and losses and total assets, and (2) our revenues from external customers and long-lived assets broken down by geographic area, see our consolidated financial statements and Note 1 (Operations and Summary of Significant Accounting Policies – “Segment Data” and “Information about Geographic Areas”) thereto.

Additional Information

Our web site is located at www.overlandstorage.com. We make available free of charge on our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The contents of our web site are not a part of this report.

ITEM 1A. Risk Factors.

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

We have incurred significant operating losses in recent periods and anticipate continued losses during fiscal 2008. At July 1, 2007 we had an accumulated deficit of $18.8 million. We need to generate additional revenue and improve our gross profit margins to be profitable in future periods. Our current plans indicate that, depending on sales, we may need additional capital to support our growth. We may generate a portion of these funds from operations. Principal factors that could affect the availability of our internally generated funds include:

•                                          our ability to reduce and control spending;

•                                          introduction of new competing technologies;

•                                          product mix and effect on margins; and

•                                          acceptance of our products in new and existing markets.

Our recent history of net losses could cause current or potential customers to defer new orders with us or select other vendors, and may cause suppliers to require terms that are unfavorable to us. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding which (i) could have a material adverse effect on the market value of our common stock, (ii) we may not be able to obtain in the necessary time frame to avoid disruptions to our business or on terms favorable to us, if at all, and (iii) may be inadequate to enable us to continue to conduct business. If it were necessary for us to obtain additional funding by selling additional shares of our capital stock or securities convertible into or exercisable for common stock, the ownership interest of our shareholders would likely be diluted.

Our business has been highly dependent on sales to large OEM customers and we are currently experiencing a customer transition.

Hewlett-Packard Company (HP), including the former Compaq which HP acquired in May 2002, has been our largest customer, accounting for approximately 45.8% of net revenue in fiscal 2007, 49.7% of net revenue in fiscal 2006 and 54.3% of net revenue in fiscal 2005. No other customer accounted for more than 10% of net revenue in fiscal 2007. Neither HP nor any other customer is obligated to purchase a specific amount of our products or provide binding forecasts of purchases for any period.

In August 2005, we announced that HP had selected an alternate supplier for its next-generation mid-range tape automation product. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. We expect HP to continue to purchase the tape automation products currently supplied by us for some time, but the new product will eventually replace a significant portion of those purchases. We cannot predict how quickly this transition will occur, but we believe the effect on our revenue during fiscal 2008 may be significant.

We could incur charges for excess and obsolete inventory.

The value of our inventory may be adversely affected by changes in technology that affect our ability to sell the products in our inventory. If we do not effectively forecast and manage our inventory, we may need to write off inventory as excess or obsolete, which in turn can adversely affect cost of sales and gross profit. We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for excess or obsolete inventory.

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of or deterioration in our relationship with one or more of our distributors or resellers could negatively affect our operating results.

We sell all of our branded products through our network of distributors, value-added resellers or VARs, and direct marketing resellers who in turn sell our products to end users.  The success of these partners is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels.  Most of our partners carry competing product lines that they may promote over our products.  A partner might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers.  Our operating results could be adversely affected by any number of factors including:

•                           A change in competitive strategy that adversely affects a partners’ willingness or ability to distribute our products;

•                           The reduction, delay or cancellation of orders or the return of a significant amount of product(s);

•                           The loss of one or more of such partners; or

•                           Any financial difficulties of such partners that result in their inability to pay amounts owed to us.

We plan to replace our ERP (Enterprise Resource Planning) System within the next several years, and this may be disruptive to our business.

Our ERP system is approximately 10 years old, and we anticipate the need to replace it within the next several years. Transition to a new ERP system will be expensive and time consuming and, if problems occur in the transition, our business and results of operations may be materially and adversely affected. In addition, we have modified this system significantly during its term of use and it is possible that we would experience a significant system failure before we replace the system. Any such failure also may materially and adversely affect our business and results of operations.

Our financial results may fluctuate substantially for many reasons, and past results should not be relied on as indications of future performance.

All of the markets that we serve are volatile and subject to market shifts, which we may not be able to discern in advance. A slowdown in the demand for workstations, mid-range computer systems, networks and servers could have a significant adverse effect on the demand for our products in any given period. We have experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. Our customers may cancel or delay purchase orders for a variety of reasons, including the rescheduling of new product introductions, changes in their inventory practices or forecasted demand, general economic conditions affecting our customers’ markets, changes in our pricing or the pricing of our competitors, new product announcements by us or others, quality or reliability problems related to our products or selection of competitive products as alternate sources of supply. In particular, our ability to forecast sales to distributors, integrators and value-added resellers is especially limited as these customers typically provide us with relatively short order lead times or are permitted to change orders on short notice. Given that a large portion of our sales are generated by our European channel, our first fiscal quarter (July through September) results of operations are commonly impacted by seasonally slow European orders, reflecting the summer holiday period in Europe. In addition, none of our customers is obligated to purchase a specific amount of our products.

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

Our disk-based products involve many significant risks and may fail to achieve or maintain market acceptance.

The success of our recently introduced REO SERIES and ULTAMUS SERIES disk-based products is uncertain and subject to significant risks, any of which could have a material adverse effect on our business, liquidity, results of operation and financial position. We must commit significant resources to these new products and will continuously need to update and upgrade them to stay competitive. Any delay in the commercial release of new or enhanced disk-based products could result in a significant loss of potential revenue and may adversely impact the market price of our common stock. Furthermore, if our disk-based products do not achieve market acceptance or success, then the association of our brand name with these products may adversely affect our reputation and our sales of other products, as well as dilute the value of our brand name.

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

We have made a number of acquisitions in the past and may make acquisitions in the future. The failure to successfully integrate acquisitions and successfully complete product development and launch of the related products could harm our business, financial condition and operating results.

We have in the past and may in the future make acquisitions of complementary businesses, products or technologies as we implement our business strategy. Mergers and acquisitions involve numerous risks, including liabilities that we may assume from the acquired company, difficulties in completion of in-process product development and assimilation of the operations and personnel of the acquired business, the diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct prior experience, and the potential loss of key employees of the acquired business.

For example, in August 2005, we acquired Zetta Systems, whose data protection software was then incorporated into our ULTAMUS Pro storage appliance that was launched in the first quarter of fiscal 2007. ULTAMUS Pro did not generate revenue subsequent to its launch, and we subsequently discontinued the product and closed the related development facility. We recognized an impairment loss of $8.4 million and a write-down of $350,000 in inventory in the first quarter of fiscal 2007 associated with the failure of this acquisition.

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

We have experienced significant changes in our senior management. In August 2007, our board of directors appointed Vernon A. LoForti, who had served as our chief financial officer since December 1995, as our new President and Chief Executive Officer. Kurt L. Kalbfleisch, who had served in our finance department since December 1994, was appointed as our vice president of finance in July 2007, and was appointed by our board of directors to the additional position of Interim Chief Financial Officer in August 2007. These changes may be a distraction to other senior management, business operations, commercial partners and customers. Additionally, we have experienced a prolonged period of operating losses and declines in our stock price and cash position which has affected and may continue to affect employee morale and retention. In April 2007, we reduced our workforce by 14% worldwide. Further turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. We cannot guaranty that we will continue to successfully attract or retain the management we need, or be able to maintain an optimal workforce size. Any inability to attract, retain or motivate such personnel or address manpower constraints as needed could materially adversely affect our future operating results and financial position. We do not currently maintain any key-man insurance for any of our employees.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on The NASDAQ Global Market under the symbol “OVRL.” As of August 17, 2007, there were approximately 75 shareholders of record. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The high and low sales prices of our common stock from July 4, 2005 through July 1, 2007 were as follows:

	Sales Prices
	High	Low
Fiscal Year 2007:
Fourth quarter	$4.20	$2.51
Third quarter	4.78	3.90
Second quarter	7.01	3.63
First quarter	7.76	6.10

Fiscal Year 2006:
Fourth quarter	$9.38	$6.61
Third quarter	9.86	8.04
Second quarter	8.75	7.49
First quarter	10.38	6.69

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Share Repurchases

Neither we nor any affiliated purchasers repurchased any shares of common stock or other equity securities in the fourth quarter of fiscal 2007. In October 2006, our board of directors terminated our share repurchase program.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG OVERLAND STORAGE, THE NASDAQ COMPOSITE INDEX, AND
THE NASDAQ COMPUTER MANUFACTURERS INDEX

Item 6. Selected Financial Data.

The following selected financial data has been derived from our audited consolidated financial statements and related notes. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes appearing elsewhere in this report.

The consolidated statement of operations data for the years ended June 30, 2007, 2006 and 2005, and the consolidated balance sheet data at June 30, 2007 and 2006, are derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended June 30, 2004 and 2003, and the consolidated balance sheet data at June 30, 2005, 2004 and 2003, are derived from our audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$160,443	$209,038	$235,687	$238,139	$195,881
Gross profit	24,343	46,446	60,917	64,654	54,018
(Loss) income from operations	(44,845)	(25,931)	3,524	15,598	10,310
(Loss) income before income taxes	(43,836)	(23,311)	5,068	16,199	10,193
Net (loss) income	(44,111)	(19,486)	4,578	10,625	6,682
Net (loss) income per share (1):
Basic	$(3.45)	$(1.42)	$0.33	$0.79	$0.59
Diluted	$(3.45)	$(1.42)	$0.32	$0.74	$0.54

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$22,825	$62,512	$76,887	$69,657	$55,020
Working capital	39,566	76,381	110,363	103,244	84,326
Total assets	88,053	144,769	164,554	144,851	130,922
Long-term debt, inclusive of current portion	—	—	—	—	3,957
Shareholders’ equity	49,110	95,438	121,494	113,514	93,264

(1)          See Note 1 to our consolidated financial statements for an explanation of shares used in computing net (loss) income per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The discussion in this section contains statements of a forward-looking nature relating to future events or our future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this report, including in particular the matters set forth under the caption “Risk Factors”, in Part I, Item 1A of this report, which could cause actual results to differ materially from those indicated by such forward-looking statements.

We are a market leader and innovative provider of data protection appliances that help small and medium-sized businesses and distributed enterprises ensure their data is “constantly protected, readily available and always there.”  Our portfolio of data protection appliances includes the following:

•                  the ULTAMUS SERIES of nearline data protection appliances;

•                  the REO SERIES of disk-based backup and recovery appliances; and

•                  the NEO SERIES and ARCVault family of tape backup and archive appliances.

Our products span all three tiers of data storage (nearline data protection appliances, disk-based backup and recovery and tape automation) and enable us to offer our customers an end-to-end data protection solution. End-users of our products include small and medium-size businesses, as well as distributed enterprise customers represented by divisions and operating units of large multi-national corporations, governmental organizations, universities and other non-profit institutions operating in a broad range of industry sectors. See the “Business” section in Part I, Item 1 of this report for more information about our business, products and operations.

Overview

This overview discusses matters on which our management primarily focuses in evaluating our financial condition and operating performance.

Generation of revenue. We generate the vast majority of our revenue from sales of our data protection appliances. The balance of our revenue is provided by selling spare parts, rendering services to our customers and earning royalties on our licensed technology. Historically, most of our product sales have been made through private label arrangements with OEMs, and the remainder have been made through commercial distributors, DMRs and VARs in our branded channel. However, our strategy moving forward is to focus heavily on the delivery of new products to our branded channel, which historically has produced higher gross margins in comparison to OEM business.

Declining sales to HP. In August 2005, our largest OEM customer, Hewlett Packard Company (HP), notified us that it had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. Although HP will continue to purchase the tape automation products currently supplied by us for some time, the alternate supplier’s product will eventually replace a significant portion of those purchases. Although we believe that sales to HP will continue to decline through fiscal 2008, HP has recently relaunched the tape automation products supplied by us with support for the new LTO4 tape drives and this may slow the rate of replacement of our supplied products by the alternate supplier’s product.

Recent setbacks. During fiscal 2007, we experienced significant setbacks related to the outsourcing of our manufacturing to Sanmina-SCI Corporation (Sanmina), our supply contract with Dell Computer (Dell), and the commercialization of the technology we acquired from Zetta Systems, Inc. (Zetta):

•                  In September 2004, we announced our plan to outsource all of our manufacturing to Sanmina, a U.S. third party manufacturer. We completed this transfer in August 2005. During fiscal 2006, however, we failed to achieve the customer service levels, product quality and cost reductions we expected from the outsourcing. Additionally, we incurred a significant amount of redundant costs to support the outsourcing, which eroded our gross margins during the year. Consequently, we decided to bring manufacturing back to our San Diego facility and entered into a transition agreement with Sanmina effective September 2006. In February 2007, we completed the transfer of all production lines back to San Diego.

•                  In October 2006, we were notified by Dell of its intent to terminate the supply agreement under which we would supply it with our next generation tape library that was under development (ARCVault). Shipments of the tape libraries had not yet commenced but were expected to begin shortly.

•                  In August 2006, after a year of development, we launched our ULTAMUS Pro product which incorporated the technology we acquired from Zetta. We had planned to facilitate our entry into the primary protected disk market with ULTAMUS Pro, but this product failed to achieve market acceptance. In October 2006, we discontinued our research and development efforts on the Zetta technology, and recorded an impairment charge of $8.4 million in the first quarter of fiscal 2007.

Related in large part to the decline in HP revenue and the loss of the Dell agreement, for the fiscal year ended June 30, 2007, we reported net revenue of $160.4 million compared with $209.0 million for the prior fiscal year. The decline in net revenue and the increases in costs related to manufacturing and research and development resulted in a net loss for fiscal 2007 of $44.1 million, or $3.45 per share, compared with a net loss of $19.5 million, or $1.42 per share, a year earlier. These results also reflect lower than expected sales in our branded sales channel during fiscal 2007.

Positive trends. Despite the disappointing financial results in fiscal 2007, we have recently achieved a number of financial and operational objectives which we believe will assist us in our efforts to regain profitability:

•                  In the fourth quarter of fiscal 2007, our cash balance grew by $1.6 million to $22.8 million from $21.2 million, which is the first time in eight quarters that we have reported positive cash flow.

•                  Through a combination of cost reduction efforts and the completion of research and development cycles, in the fourth quarter of fiscal 2007, our operating expenses reached their lowest level in over three and a half years. Additionally, we projected we would reduce inventory levels by $4.0 million in the fourth quarter of 2007, and exceeded that target by reducing inventory levels by over $5.0 million. We continue to work to reduce costs, improve efficiencies and reduce inventory levels.

•                  In June 2007, we launched three new products: ULTAMUS RAID 4800, REO 4500 and REO 9100. Due to their introduction late in the fourth quarter, these products did not materially contribute to revenue in fiscal 2007. However, we expect these new products, together with additional new products we expect to launch in the first half of fiscal 2008, to improve results in our branded sales channel during fiscal 2008. We have also been working to update all of our REO products with new hardware platforms that we believe will (i) boost the speed and performance of these products, and (ii) be compliant with the European Union directive on the Restriction of the use of Certain Hazardous substances in Electrical and Electronic Equipment (RoHS).

•                  Having completed the transfer of manufacturing back to our headquarters in San Diego in February 2007, we believe our customer lead times have been reduced to target levels and that we have regained our reputation for timely delivery of quality products. We also believe we have eliminated the backlog issues that occurred during the outsourced period.

Liquidity and capital resources. Historically, our primary source of liquidity has been cash generated from operations. However, in fiscal 2007, we incurred a net loss of $44.1 million and the balance of cash, cash equivalents and short-term investments declined by $39.7 million compared to the balance at June 30, 2006. At June 30, 2007, we had $22.8 million of cash, cash equivalents and short-term investments, compared to $62.5 million at June 30, 2006. We have no other unused sources of liquidity at this time. Although we reported positive cash flow in the fourth quarter of fiscal 2007, we expect to continue to incur losses during fiscal 2008 as we introduce and market our new products. In fiscal 2008, cash management and preservation will be a top priority.

Industry trends. Historically, magnetic tape has been used for all forms of data backup and recovery, because magnetic tape was, and still is, the only cost-effective, “removable,” high capacity storage media that can be taken off-site to ensure that data is safeguarded in case of disaster. For a number of years now, we have held a market-leading position in mid-range tape automation with our flagship NEO products, and sales of tape automation appliances have represented more than 75% of our revenue for each of the last three fiscal years. In the fourth quarter of fiscal 2005, we commenced development of ARCVault, our new tape automation platform. The first two products in the ARCVault family were launched in July 2006 with the final product launched in April 2007. Although we expect that tape solutions will continue to be the anchor of the data protection strategy at most companies, tape backup is time consuming and often unreliable and inefficient. The process of recovering data from tape is also time consuming and inefficient. Ultimately, we expect that tape will be relegated to an archival role for less-frequently accessed data, and that companies will focus more on disk-based solutions moving forward.

Recent Developments

•                  In August 2007, our board of directors appointed Vernon A. LoForti as our President and Chief Executive Officer, replacing Scott McClendon, who was serving as Interim President and Chief Executive Officer. Upon the recommendation of our nominating and governance committee, Mr. LoForti was also appointed as a member of our board of directors. Mr. LoForti has served as our Vice President and Chief Financial Officer since joining us in December 1995.

•                  In August 2007, our board of directors appointed Kurt L. Kalbfleisch as our Interim Chief Financial Officer, replacing Mr. LoForti as Chief Financial Officer. Mr. Kalbfleisch has been an employee of our company since December 1993, and most recently has served as our Vice President of Finance since July 2007, in which position he also continues to serve.

•                  Mr. McClendon remains as our Chairman of our Board. Because Mr. McClendon served as our Interim President and Chief Executive Officer for less than one year, our board of directors, after analysis and recommendation of our nominating and governance committee, determined that Mr. McClendon qualifies as an independent director under Nasdaq Marketplace Rule 4200(a)(15)

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, share-based compensation, bad debts, inventories, intangible and other long-lived assets, warranty obligations, income taxes and restructuring charges. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred. Under this policy, revenue on direct product sales (excluding sales to distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy. Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time revenue is recognized. For products in which software is essential to functionality, we recognize revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition.

When there are multiple elements in an arrangement, we allocate revenue to the separate elements based on relative fair value, provided we have fair value for all elements of the arrangement. If in an arrangement we have fair value for undelivered elements but not the delivered element, we defer the fair value of the undelivered element(s) and the residual revenue is allocated to the delivered element(s). Undelivered elements typically include services. Revenue from extended warranty and product service contracts is initially deferred and recognized as revenue ratably over the contract period.

We have various licensing agreements relating to our Variable Rate Randomizer (VR2) technology with third parties. As consideration for licensing our VR2 technology, the licensees pay us a royalty fee for sales of their products that incorporate our VR2 technology. On a periodic basis, the licensees provide us with reports that include the quantity of units, subject to royalty, sold to their end users. We record the royalty when reported to us by the licensee, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase from us the Applications Specific Integrated Circuit (ASIC) chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee; and revenue on ASIC chip sales is recorded as product revenue when earned, which under our FOB origin terms is upon shipment, of the underlying ASIC chip incorporating the VR2 technology to the customer.

Share-Based Compensation

Share-based compensation expense can be significant to our results of operations, even though no cash is used for such expense. In determining period expense associated with unvested options, we estimate the fair value of each option at the date of grant. We use the Black-Scholes option pricing model to determine the fair value of the award. This model requires the input of highly subjective assumptions, including the expected volatility of our stock and the expected term the average employee will hold the option prior to the date of exercise. In addition, we estimate pre-vesting forfeitures for share-

based awards that are not expected to vest. We primarily use historical data to determine the inputs and assumptions to be used in the Black-Scholes pricing model. Changes in these inputs and assumptions could occur and could materially affect the measure of estimated fair value and make it difficult to compare the results in future periods to our current results.

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

Business Acquisitions and Intangible Assets

Our business acquisitions typically result in recognition of intangible assets (acquired technology), which affect the amount of current and future period charges and amortization expenses, and in certain cases non-recurring charges associated with in-process research and development (IPR&D). We amortize our definite-lived intangible assets using the straight-line method over their estimated useful lives, while IPR&D is recorded as a non-recurring charge on the acquisition date.

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

Impairment of Long-Lived Assets

We test for recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. When the carrying value is not considered recoverable, an impairment loss, for the amount by which the carrying value of a long-lived asset exceeds its fair value, is recognized with an offsetting reduction in the carrying value of the related asset(s). In such circumstances, we may incur material charges relating to the impairment of such asset. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset or asset group using a discount rate determined by management to be commensurate with the risk inherent in our current business model. During the first quarter of fiscal 2007, we recorded an $8.4 million impairment charge related to acquired technology. See Impairment of Acquired Technology under the discussion of Results of Operations below. If the Company’s future results are significantly different than forecasted, the Company may be required to further evaluate its long-lived assets for recoverability and such analysis could result in an impairment charge in a future period.

The assumptions supporting the cash flows, including the discount rates, are determined using management’s best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets and future results of operations could be adversely affected.

Warranty Obligations

The Company provides for estimated future costs of warranty obligations in accordance with FASB Statement No. 5, Accounting for Contingencies, and discloses those obligations as required by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

For return-to-factory and on-site warranties, we accrue for warranty costs at the time revenue is recognized based on contractual rights and on the historical rate of claims and costs to provide warranty services. If we experience an increase in warranty claims above historical experience or our costs to provide warranty services increase, we may be required to increase our warranty accrual. The impact of theses unforeseen increases may have an adverse impact on our gross margins in subsequent periods.

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

Restructuring Charges

In recent periods and over the past several years, we recorded restructuring charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs and acquisition integrations that we have implemented and consist of the cost of involuntary termination benefits, separation benefits and facilities charges.

The charges for severance and exit costs require the use of estimates, primarily related to the amount of severance and related benefits to be paid and the cost of exiting facilities.

We account for restructuring charges in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 establishes fair value as the objective for initial measurement of the liability. Restructuring charges we have incurred under SFAS No. 146 in recent years include severance and facilities charges.

Results of Operations

The following tables set forth certain financial data as a percentage of net revenue:

	Fiscal Year
	2007	2006	2005

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	84.8	77.8	74.2
Gross profit	15.2	22.2	25.8
Operating expenses:
Sales and marketing	20.2	18.1	14.6
Research and development	9.4	9.0	4.5
General and administrative	8.4	7.0	5.2
Impairment of acquired technology	5.2	—	—
In-process research and development	—	0.5	—
	43.2	34.6	24.3
(Loss) income from operations	(28.0)	(12.4)	1.5
Other income, net	0.7	1.2	0.7
(Loss) income before income taxes	(27.3)	(11.2)	2.2
Provision for (benefit from) income taxes	0.2	(1.9)	0.3
Net (loss) income	(27.5)	(9.3)	1.9

A summary of the sales mix by product follows:

	Fiscal Year
	2007	2006	2005
Tape based products:
NEO Series	66.2%	68.8%	75.0%
ARCvault	7.1	—	—
Others	1.2	7.4	9.1
	74.5	76.2	84.1
Service	10.3	5.1	2.0
Spare parts and other	8.0	10.8	8.8
Disk based (1)	6.4	6.5	4.2
VR2	0.8	1.4	0.9
	100.0%	100.0%	100.0%

(1) Includes RESO SERIES and ULTAMUS SERIES products.

Fiscal 2007 Compared to Fiscal 2006

Net Revenue. Net revenue decreased to $160.4 million during fiscal 2007 from $209.0 million during fiscal 2006, a decrease of approximately $48.6 million, or 23.2%. The decline was primarily the result of lower sales to HP, but decreases in net revenue in our branded sales channel were also consistent throughout all of the regions (Americas, EMEA and APAC), partially offset by an increase in service revenue.

Product Sales

Net product revenue decreased to $142.4 million during fiscal 2007 from $196.5 million during fiscal 2006, a decrease of $54.1 million, or 27.5%.

Net product revenue from OEM customers decreased to $77.3 million during fiscal 2007 from $112.0 million during fiscal 2006. The decrease of $34.7 million, or 31.0%, is primarily associated with declining sales to HP. Net revenue from HP represented approximately 45.8% of total net revenue during fiscal 2007 compared to 49.7% of total net revenue during fiscal 2006.

Net product revenue from Overland branded products, excluding service revenue, decreased to $65.3 million during fiscal 2007 from $83.4 million during fiscal 2006. The decrease of approximately $18.1 million, or 21.7%, was primarily associated with (i) a $13.1 million decrease in revenue due to the discontinuation of our PowerLoader and LoaderXpress products, (ii) a $12.1 million decrease in our NEO product sales and (iii) a $3.9 million decrease in our REO product sales, primarily due to a limited supply of RoHS-compliant product which affected sales in Europe. These decreases were partially offset by $11.4 million of net product revenue generated from sales of our new ARCvault product which we introduced in early fiscal 2007.

Service

Net service revenue increased to $16.5 million during fiscal 2007 from $10.7 million during fiscal 2006. The increase of $5.8 million or 54.2% is associated with (i) a $2.9 million increase associated with an increase in the number of service contracts sold due to increased focus in this area and (ii) a $3.0 million increase in of out-of warranty services provided, primarily to HP.

Royalty Fees

Net royalty fees decreased to $1.5 million during fiscal 2007 from $1.8 million during fiscal 2006. The decrease of approximately $300,000 or 16.7% is primarily associated with lower VR2 royalties occurring in fiscal 2007, partially offset by other royalty fees. VR2 royalties during fiscal 2007 totaled approximately $1.4 million compared to $1.8 million during fiscal 2006.

Gross Profit. Overall gross profit decreased to $24.3 million during fiscal 2007 from $46.4 million during fiscal 2006, a decrease of approximately $22.1 million, or 47.6%.

Product Sales

Product gross profit decreased to $16.4 million, or 11.5%, for fiscal 2007 compared to $40.2 million, or 20.5%, for fiscal 2006. The increase in product gross profit is associated primarily with (i) significant under absorption of manufacturing costs arising from the transition of manufacturing back to San Diego and (ii) a $2.6 million increase in reserves taken for obsolete inventory. These increases were slightly offset by a $2.0 million decrease in amortization expense because of the impairment of the Zetta acquired technology. In addition, product gross profit was affected by decreased sales across all channels, especially OEM.

Service

Service gross profit for fiscal 2007 of $6.4 million increased from $4.4 million for fiscal 2006. The increase in service gross profit of $2.0 million, or 46.0%, is primarily associated with an increase in service revenue in fiscal 2007 from fiscal 2006, as noted above and related increases in outside repair costs.

Stock-Based Compensation. During fiscal 2007, we had a net reversal, or benefit, of $75,000 compared to $2.0 million of share-based compensation charges in fiscal 2006. The net reversal in fiscal 2007 resulted from significant pre-vesting forfeitures (in excess of amounts previously estimated) related to the forfeiture of options and restricted shares previously granted to two executives and individuals terminated as part of the October 2006 and April 2007 restructurings. The pre-vesting forfeitures resulted in the reversal of previously recognized share-based compensation expense and such reversal exceeded the amount of expense recorded for other awards during fiscal 2007.

Share-based compensation was allocated as follows (in thousands):

	Fiscal Year
	2007	2006	Change

Cost of product revenue	$6	$13	$(7)
Sales and marketing	(251)	621	(872)
Research and development	(99)	206	(305)
General and administrative	269	1,170	(901)
	$(75)	$2,010	$(2,085)

Sales and Marketing Expense. Sales and marketing expense was $32.4 million during fiscal 2007, compared to $37.9 million during fiscal 2006. The decrease of approximately $5.5 million, or 14.5%, is primarily due to (i) a decrease of approximately $4.4 million in employee and related expenses (including travel and sales commissions) associated with a decrease in average headcount by 26 employees associated with our fiscal 2007 restructurings and realignment of our sales force, (ii) a $872,000 reduction in share-based compensation expense associated with a reversal of awards that canceled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology, (iii) a $667,000 decrease in contractor fees related to cost reduction initiatives and (iv) a $523,000 reduction in public relations expenses related to reduced promotional spending. These reductions were partially offset by an increase of $1.1 million in severance associated with our fiscal 2007 restructurings and other severance recorded in the first quarter of fiscal 2007.

Research and Development Expense. Research and development (R&D) expense was $15.0 million during fiscal 2007, compared to $18.8 million during fiscal 2006. The decrease of approximately $3.8 million, or 20.2%, is primarily due to (i) a $3.0 million decrease in employee and related expenses associated with a decrease in average headcount by 27 employees primarily associated with the closing of the office near Seattle, Washington, the April 2007 reduction in workforce and completion of scheduled R&D projects, (ii) a net decrease of $508,000 in development materials and tooling and demonstration items as a result of fewer continuing R&D projects, and (iii) a decrease of $305,000 of share-based compensation expense associated with a reversal of awards that canceled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology. These cost savings were partially offset by a $290,000 increase in severance primarily associated with our fiscal 2007 restructurings.

General and Administrative Expense. General and administrative expense was $13.4 million during fiscal 2007, compared to $14.6 million during fiscal 2006. The decrease of approximately $1.2 million, or 8.2%, is primarily due to (i) a $901,000 reduction in share-based compensation expense associated with a reversal of awards that canceled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology, and (ii) a $761,000 net reduction in legal fees. Our legal fees in fiscal 2006 were higher as a result of the accumulation of our shares by a competitor and related issues. These expense reductions were offset by (i) increased severance expenses of approximately $449,000 primarily related to the termination of our former president and chief executive officer, and (ii) a $198,000 increase in bad debt expense.

Impairment of Acquired Technology. In the first quarter of fiscal 2007, we recorded an impairment charge of $8.4 million related to the technology acquired from Zetta Systems, Inc. (Zetta) in August 2005. As discussed in Note 2 to the consolidated financial statements, management performed an impairment analysis of the technology acquired from Zetta, in accordance with SFAS No. 144, and concluded that the asset was not recoverable and that an impairment loss should be recognized as of September 30, 2006. The full amount of the remaining intangible asset balance as of September 30, 2006, or $8.4 million, was recorded as an impairment of acquired technology in the first quarter of fiscal 2007.

In-Process Research and Development. During fiscal 2006, a portion of the fair value of the assets acquired from Zetta was assigned to in-process research and development. We had no similar transactions in fiscal 2007.

Interest Income, net. During fiscal 2007, we generated net interest income of $1.7 million compared to $2.8 million during the same period of the prior fiscal year. The decrease of approximately $1.1 million or 39.3% is due to lower cash and investment balances when compared to the same period in fiscal 2006.

Other Income (Expense), net. During fiscal 2007, we incurred net other expense of $698,000 compared to $139,000 during fiscal 2006. The increase in other net expense is primarily associated with (i) an increase of $262,000 in realized losses on foreign currency transactions due to a weakening of the dollar compared to the euro and the British pound, and (ii) an increase in realized losses on our short-term investments to $264,000 in fiscal 2007 from $23,000 in fiscal 2006. Fiscal 2007 includes a $157,000 impairment charge under FSP FAS 115-1 and 124-1, with no comparable charge in fiscal 2006.

Provision for (Benefit from) Income Taxes. We recorded income tax expense of $275,000 during fiscal 2007 compared to an income tax benefit of $3.8 million during fiscal 2006. The change of approximately $4.1 million is primarily due to tax benefit recorded in fiscal 2006 for losses that were carried back to prior years’ tax returns for refund claims. Fiscal 2007 tax expense is primarily due to tax expense related to earnings in our foreign operations.

Fiscal 2006 Compared to Fiscal 2005

Net Revenue. Net revenue decreased to $209.0 million during fiscal 2006 from $235.7 million during fiscal 2005, a decrease of approximately $26.7 million, or 11.3%. The decline was primarily the result of lower sales to HP, offset by (i) a 0.9% increase in sales of branded products and (ii) an increase in service revenue. We finished the year with a $5.0 million backlog due to production and inventory problems at our outsourced manufacturer which delayed shipping of products, principally to HP and to one of our Asia Pacific (APAC) OEM customers.

Product Sales

Net product revenue decreased to $196.5 million during fiscal 2006 from $229.1 million during fiscal 2005, a decrease of $32.6 million, or 14.2%.

Net product revenue from OEM customers decreased to $112.0 million during fiscal 2006 from $140.3 million during fiscal 2005. The decrease of $28.3 million, or 20.2%, was primarily due to the expected decline in shipments of our NEO products to HP and IBM as these customers begin to transition to alternate products sourced from other suppliers. Net revenue from HP represented approximately 49.7% of net revenue in fiscal 2006 compared to 54.3% of net revenue for fiscal 2005.

Net product revenue from Overland branded products, excluding service revenue, decreased to $83.4 million during fiscal 2006 from $88.6 million during fiscal 2005. The decrease of approximately $5.2 million, or 5.9%, was primarily associated with a 19.0% increase in sales of branded products in our APAC region offset by a 12.5% decline in sales within our EMEA (Europe, Middle East and Africa) region.

Service

Net service revenue increased to $10.7 million during fiscal 2006 from $4.6 million during fiscal 2005. The increase of $6.1 million or 132.6% is associated with a $6.8 million increase in out-of warranty services provided, primarily to HP, partially offset by approximately a $700,000 decrease in the number of service contracts sold.

Royalty Fees

Net royalty fees decreased to $1.8 million during fiscal 2006 from $2.0 million during fiscal 2005. The decrease of approximately $200,000 or 10.0% is associated with lower VR2 royalties.

Gross Profit. Gross profit decreased from $60.9 million during fiscal 2005 to $46.4 million during fiscal 2006, a decrease of approximately $14.5 million or 23.8%.

Product Sales

Product gross profit decreased to $40.2 million, or 20.5%, during of fiscal 2006 compared to $57.9 million, or 25.3%, during fiscal 2005 and was negatively affected by (i) redundant costs to support Sanmina and (ii) amortization expense of $2.7 million related to the technology acquired from Zetta. In addition, gross profit was negatively affected by increased materials and labor costs, partially offset by a decrease in other cost of product revenue.

Service

Service gross profit increased to $4.4 million, or 41.1%, for fiscal 2006 from $1.1 million, or 23.3%, for fiscal 2005. The increase in gross profit of $3.3 million, or 310.3%, showed significant improvement in material gross margins offset by a slight decrease in other cost of service revenue.

Share-Based Compensation. During fiscal 2006, we recorded $2.0 million of share-based compensation charges associated with the adoption of SFAS No. 123(R), of which $13,000 was allocated to cost of revenue, $621,000 was allocated to sales and marketing, $206,000 to research and development and $1.2 million to general and administrative expenses.

Sales and Marketing Expense. Sales and marketing expenses increased to $37.9 million during fiscal 2006 from $34.4 million during fiscal 2005. The increase of approximately $3.5 million or 10.3% was primarily associated with increased compensation expense of approximately $3.1 million associated with an increase in headcount of 10 employees and $615,000 in share-based compensation expense not included in fiscal 2005, partially offset by reduced promotional spending of approximately $888,000.

Research and Development Expense. Research and development expenses increased to $18.8 million during fiscal 2006 from $10.7 million during fiscal 2005. The increase of approximately $8.1 million or 75.5% was primarily due to a $5.7 million increase in compensation costs associated with (i) an increase in headcount resulting from the acquisition of the Zetta development team and (ii) $1.6 million in costs related to development of ARCvault.

General and Administrative Expense. General and administrative expenses increased to $14.6 million during fiscal 2006 from $12.3 million during fiscal 2005. The increase of approximately $2.3 million or 18.2% was primarily due to (i) $1.1 million share-based compensation costs not included in the prior year period, (ii) $902,000 in higher than expected legal fees due to the accumulation of our shares in early fiscal 2006 by a competitor, (iii) $105,000 severance costs, and (iv) $197,000 in increased IT spending, partially offset by a reduction in readiness costs associated with Section 404 of the Sarbanes-Oxley Act of 2002.

In-Process Research and Development. The purchase price of our acquisition of Zetta was assigned to the fair value of the assets acquired, including in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established. Therefore, the in-process research and development of $1.1 million was recorded as expense at the date of the acquisition.

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

Liquidity and Capital Resources

At June 30, 2007, we had $22.8 million of cash, cash equivalents and short-term investments, compared to $62.5 million at June 30, 2006. We have no other unused sources of liquidity at this time.

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred losses in recent periods and negative cash flows during the current fiscal year. As of or for the year ended June 30, 2007, we had an accumulated deficit of $18.8 million, incurred a net loss of $44.1 million and the balance of cash, cash equivalents and short-term investments declined by $39.7 million compared to the balance at June 30, 2006. We operate in a highly competitive market characterized by rapidly changing technology. During fiscal 2008, we expect to continue to incur losses as we introduce and market our new products. However, we expect to increase inventory turns and further reduce our inventory levels. Management expects that this reduction in inventory levels, our current balance of cash, cash equivalents and short-term investments, and anticipated funds from operations will be sufficient to fund our operations for the twelve months following the balance sheet date. We need to generate additional revenue, improve our gross profit margins and reduce operating expenses to be profitable in future periods. Our recent history of net losses could cause current or potential customers to defer new orders with us or select other vendors, and may cause suppliers to require terms that are unfavorable to us. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding which (i) could have a material adverse effect on the market value of our common stock, (ii) we may not be able to obtain in the necessary time frame to avoid disruptions to our business or on terms favorable to us, if at all, or (iii) may be inadequate to enable us to continue to conduct business. If needed, failure to raise such additional funding may adversely affect our ability to achieve our longer term business objectives.

During fiscal 2007, we used cash in operating activities of approximately $34.2 million compared to cash provided from operating activities in fiscal 2006 and 2005 of $7.3 million and $8.3 million, respectively. The change from fiscal 2006 to 2007 of $41.5 million is primarily attributed to our increased net loss, offset by a non-cash impairment of acquired technology of $8.4 million. From fiscal 2005 to 2006, there was a change of $1.0 million in cash provided by operating activities. This change was primarily the result of our net loss in fiscal 2006 compared to net income in fiscal 2005.

During fiscal 2007 and 2006, we generated cash from investing activities of $33.7 million and $16.0 million, respectively, compared to cash used in investing activities of $18.1 million during fiscal 2005. During fiscal 2007 and 2006 we liquidated some of our investments to support our operations. In fiscal 2006, we used $8.9 million to acquire Zetta with no other similar acquisitions in fiscal 2007 or 2005. During fiscal 2007, 2006 and 2005, capital expenditures totaled $3.2 million, $4.0 million and $3.4 million, respectively. During fiscal 2007, such expenditures were primarily associated with computers, machinery and equipment to support new product development and transitioning manufacturing in-house. During fiscal 2006 and 2005, capital expenditures were comprised primarily of software and tooling equipment.

We used cash in our financing activities of $2.6 million during fiscal 2007 compared to $8.5 million during fiscal 2006 and cash provided by financing activities in fiscal 2005 of $2.6 million. During fiscal 2007, 2006 and 2005 we used cash of $2.7 million, $10.8 million and $309,000, respectively to repurchase 373,000 shares, 1.3 million shares and 32,500 shares of our stock under our repurchase program. These uses of cash were offset by proceeds from the issuance of common stock under our 1996 ESPP and 2006 ESPP and upon exercise of stock options for proceeds of $142,000, $2.3 million and $2.9 million in fiscal 2007, 2006 and 2005, respectively. Proceeds from the issuance of common stock under our 1996 ESPP and 2006 ESPP and upon exercise of stock options have decreased due to the decrease in our stock price since fiscal 2005 and the change in the purchase price of our ESPP.

In October 2005, our board of directors expanded our share repurchase program to allow for the purchase of up to 2.5 million shares of our common stock on the open market or through negotiated transactions. In October 2006, our board of directors terminated our share repurchase program and there were no share repurchases after the first quarter of fiscal 2007. During fiscal 2007 and fiscal 2006, an aggregate of approximately 373,000 shares and 1.3 million shares were repurchased at a cost of approximately $2.7 million and $10.8 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties that are not fully recorded in our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements.

Contractual Obligations

The following schedule summarizes our contractual obligations to make future payments at June 30, 2007 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations (1)	$24,945	$3,496	$6,896	$7,106	$7,447
Purchase obligations (2)	9,270	8,506	764
Total contractual obligations	$34,215	$12,002	$7,660	$7,106	$7,447

(1)          Represents contractual lease obligations under non-cancellable operating leases on our San Diego; Wokingham England; Paris, France; and Singapore facilities

(2)          Represents purchase orders for inventory and non-inventory items entered into prior to June 30, 2007, with purchase dates extending beyond July 1, 2007. The obligations are not necessarily non-cancellable.

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

Recently Issued Accounting Pronouncements

See Note 1 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. Historically, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For fiscal 2007, total interest income was $1.7 million with investments yielding an annual average of 5.1% on a worldwide basis. The interest rate level was up approximately 100 basis points from 4.1% in fiscal 2006. If a comparable increase or decrease in overall interest rates (100 basis points) were to occur in fiscal 2008, our interest income would increase or decrease approximately $322,000, assuming consistent investment levels.

The table below presents the cash, cash equivalents and short-term investment balances and related weighted-average interest rates at the end of fiscal 2007. The cash, cash equivalents and short-term investment balances approximate fair value (in thousands):

	Approximate Market Value	Weighted-Average Interest Rate
Cash and cash equivalents	$17,503	4.7%
Short-term investments:
Less than 1 year	—	—
Due in 1 – 2 years	—	—
Due in 2-5 years	329	4.0%
Due after 5 years	4,993	5.2%
	$22,825	4.8%

The table above includes the U.S. dollar equivalent of cash, cash equivalents and short-term investments, including $1.2 million and $318,000 equivalents denominated in the British pound and the euro, respectively.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during fiscal 2007 was not material.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and 15(a)(2), respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Not applicable.

Item 9A(T). Controls and Procedures.

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

Internal Control Over Financial Reporting

As our fiscal year ended before December 15, 2007 and we are not an “accelerated filer” or “large accelerated filer” (as those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended), this annual report does not include a report of management’s assessment of the effectiveness of our internal control over financial reporting or an attestation report of our independent registered public accounting firm, as permitted by temporary rules established by the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

As of the end of fiscal 2006, and through the first three quarters of fiscal 2007, we reported a material weakness in internal control over financial reporting related to the completeness and accuracy of accounts payable and accrued expenses. Through the implementation of new processes and procedures, management believes the previously reported material weakness has been remediated as of the end of the period covered by this annual report.

As discussed above with respect to the remediation of the material weaknesses, there were changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is included under the captions entitled “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement to be filed for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in our proxy statement to be filed for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our proxy statement to be filed for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our proxy statement to be filed for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in our proxy statement to be filed for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. The following consolidated financial statements of Overland Storage, Inc. and report of independent registered public accounting firm are included in a separate section of this report at the page numbers so indicated:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2007 and 2006
Consolidated Statements of Operations for the Years Ended June 30, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for Years Ended June 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules.

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

2.2	Agreement and Plan of Merger dated August 8, 2005 among Overland, Zeppole Acquisition Corp. and Zetta Systems, Inc. (incorporated by reference to the Company’s Form 10K filed September 15, 2005). ++

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.2	Certificate of Amendment of Articles of Incorporation (incorporated by reference to the Company’s Form 10-Q filed February 10, 2006).

3.3	Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

3.4	Certificate of Amendment of Bylaws (incorporated by reference to the Company’s Form 8-K filed April 30, 2007).

4.1	Specimen stock certificate (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

4.2	Shareholder Rights Agreement dated August 22, 2005 between Overland and Wells Fargo Bank, N.A., as Transfer Agent (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

10.1	San Diego Headquarters Facility Lease dated October 12, 2000 between Overland and LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-Q filed February 14, 2001).

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

10.11	Loan Revision/Extension Agreement dated September 10, 2003 between Overland and Comerica Bank-California (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.12	Third Modification to Business Loan Agreement dated October 25, 2004 between Overland and Comerica Bank-California (incorporated by reference to the Company’s Form 10-Q filed February 11, 2005).

10.13	Loan Revision/Extension Agreement dated October 22, 2004 between Overland and Comerica Bank-California (incorporated by reference to the Company’s Form 10-Q filed February 11, 2005).

10.14	Fourth Modification to Business Loan Agreement dated November 8, 2005 between Overland and Comerica Bank (incorporated by reference to the Company’s Form 10-Q filed February 10, 2006).

10.15	Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004). +

10.16

Addendum to Product Purchase Agreement No. 1585-042103 effective July 30, 2006 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-K filed September 15, 2006).

10.17

Manufacturing Services Agreement between Overland Storage, Inc. and Sanmina-SCI Corporation effective as of November 23, 2004 (incorporated by reference to the Company’s Form 10-Q filed February 11, 2005). +

10.18

Amendment No. 1 to Manufacturing Services Agreement between Overland Storage, Inc. and Sanmina-SCI Corporation effective as of May 30, 2005 (incorporated by reference to the Company’s Form 10K filed September 15, 2005). +

10.19	Transition Amendment dated September 29, 2006 between Overland Storage, Inc. and Sanmina-SCI Corporation (incorporated by reference to the Company’s Form 10-Q filed November 8, 2006).+

10.20*	Form of Indemnification Agreement entered into between Overland and each of its directors and officers (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.21*	Form of Retention Agreement entered into between Overland and each of its executive officers (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.22*	Letter Agreement dated November 22, 2005 between Overland and Christopher Calisi (incorporated by reference to the Company’s Form 8-K filed November 29, 2005).

10.23*	Separation Agreement, General Release and Consulting Agreement with Christopher P. Calisi dated November 6, 2006 (incorporated by reference to the Company’s Form 8-K filed November 7, 2006).

10.24*	Employment Agreement dated December 4, 2000 between Overland and Vernon A. LoForti (incorporated by reference to the Company’s Form 10-Q filed February 14, 2001).

10.25*	Separation and General Release Agreement dated July 24, 2006 between Overland and George Karabatsos (incorporated by reference to the Company’s Form 8-K filed July 24, 2006).

10.26*	Second Amendment to 1995 Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.27*	Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.28*	First Amendment to 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.29*	Form of Stock Option Agreement for options granted under the 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.30*	2000 Stock Option Plan, as amended and restated (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.31*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan (incorporated by reference to the Company’s Form 10-Q filed May 15, 2001).

10.32*	2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-75060) filed December 13, 2001).

10.33*

Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.34*	2003 Equity Incentive Plan, as amended (incorporated by reference to the Company’s Form 10-Q filed February 11, 2005).

10.35*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.36*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.37*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.38*	Form of Restricted Stock Agreement for restricted stock granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10K filed September 15, 2005).

10.39*	Amended and Restated 1996 Employee Stock Purchase Plan as amended August 22, 2005 (incorporated by reference to the Company’s Form 10Q filed November 14, 2005).

10.40*	2006 Employee Stock Purchase Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-139064) filed December 1, 2006).

10.41*	Separation and General Release Agreement dated March 31, 2006 between Overland and Diane Gallo (incorporated by reference to the Company’s Form 8-K filed March 22, 2006).

10.42*	Summary Sheet of Director and Executive Officer Compensation.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1

Certification of Vernon A. LoForti, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Kurt L. Kalbfleisch, Vice President of Finance and Interim Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Vernon A. LoForti, President and Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Interim Chief Financial Officer.

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

OVERLAND STORAGE, INC.

Dated: August 23, 2007	By:	/s/ VERNON A. LoFORTI
Vernon A. LoForti
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Vernon A. LoForti and Kurt L. Kalbfleisch, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VERNON A. LoFORTI	President, Chief Executive Officer	August 23, 2007
Vernon A. LoForti	and Director
(Principal Executive Officer)

/s/ KURT L. KALBFLEISCH	Vice President of Finance and Interim	August 23, 2007
Kurt L. Kalbfleisch	Chief Financial Officer
(Principal Financial
and Accounting Officer)

/s/ ROBERT A. DEGAN	Director	August 23, 2007
Robert A. Degan

/s/ SCOTT McCLENDON	Chairman of the Board	August 23, 2007
Scott McClendon

/s/ WILLIAM MILLER	Director	August 23, 2007
William Miller

/s/ MICHAEL NORKUS	Director	August 23, 2007
Michael Norkus

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Overland Storage, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overland Storage, Inc. and its subsidiaries at July 1, 2007 and July 2, 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments during the year ended July 2, 2006.

PricewaterhouseCoopers LLP
San Diego, California
August 20, 2007

OVERLAND STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$17,503	$20,315
Short-term investments	5,322	42,197
Accounts receivable, less allowance for doubtful accounts of $374 and $436 as of June 30, 2007 and 2006, respectively	22,572	30,321
Inventories	20,556	14,978
Deferred tax assets	185	2,147
Other current assets	6,953	9,114
Total current assets	73,091	119,072

Property and equipment, net	11,052	11,026
Intangible assets, net	1,731	12,615
Other assets	2,179	2,056
Total assets	$88,053	$144,769

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,094	$17,399
Accrued liabilities	15,773	15,330
Accrued payroll and employee compensation	3,122	4,277
Income taxes payable	402	278
Accrued warranty	6,134	5,407
Total current liabilities	33,525	42,691

Deferred tax liabilities	185	2,147
Other long-term liabilities	5,233	4,493
Total liabilities	38,943	49,331

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, no par value, 45,000 shares authorized; 12,748 and 13,230 shares issued and outstanding, as of June 30, 2007 and 2006, respectively	67,841	70,496
Accumulated other comprehensive income (loss)	91	(347)
(Accumulated deficit) retained earnings	(18,822)	25,289
Total shareholders’ equity	49,110	95,438
Total liabilities and shareholders’ equity	$88,053	$144,769

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year
	2007	2006	2005
Net revenue:
Product revenue	$142,416	$196,527	$229,103
Service revenue	16,501	10,680	4,592
Royalty fees	1,526	1,831	1,992
	160,443	209,038	235,687
Cost of product revenue	126,003	156,298	171,247
Cost of service revenue	10,097	6,294	3,523
Gross profit	24,343	46,446	60,917

Operating expenses:
Sales and marketing	32,391	37,940	34,382
Research and development	14,999	18,752	10,687
General and administrative	13,387	14,564	12,324
Impairment of acquired technology	8,411	—	—
In-process research and development	—	1,121	—
	69,188	72,377	57,393
(Loss) income from operations	(44,845)	(25,931)	3,524

Other income (expense):
Interest income	1,709	2,771	1,613
Interest expense	(2)	(12)	(76)
Other (expense) income, net	(698)	(139)	7
(Loss) income before income taxes	(43,836)	(23,311)	5,068
Provision for (benefit from) income taxes	275	(3,825)	490
Net (loss) income	$(44,111)	$(19,486)	$4,578

Net (loss) income per share:
Basic	$(3.45)	$(1.42)	$0.33
Diluted	$(3.45)	$(1.42)	$0.32

Shares used in computing net (loss) income per share:
Basic	12,799	13,716	13,899
Diluted	12,799	13,716	14,429

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Deferred	(Accumulated Deficit) Retained	Total Shareholders’
	Shares	Amount	(Loss) Income	Compensation	Earnings	Equity
Balance at June 30, 2004	13,694	$73,573	$(256)	$—	$40,197	$113,514
Stock option and purchase plans	362	2,972	—	—	—	2,972
Issuance of restricted stock	100	—	—	—	—	—
Deferred compensation	—	543	—	(463)	—	80
Repurchase of common stock	(33)	(309)	—	—	—	(309)
Tax benefits from exercise of stock options	—	715	—	—	—	715
Comprehensive income:
Net income	—	—	—	—	4,578	4,578
Foreign currency translation	—	—	24	—	—	24
Unrealized loss on short-term investments	—	—	(80)	—	—	(80)
Total comprehensive income	—	—	—	—	—	4,522
Balance at June 30, 2005	14,123	77,494	(312)	(463)	44,775	121,494
Reverse deferred compensation upon adoption of SFAS No. 123(R)	—	(463)	—	463	—	—
Stock option and purchase plans	349	2,258	—	—	—	2,258
Issuance of restricted stock, net	61	—	—	—	—	—
Repurchase of common stock	(1,303)	(10,804)	—	—	—	(10,804)
Share-based compensation expense	—	2,011	—	—	—	2,011
Comprehensive loss:
Net loss	—	—	—	—	(19,486)	(19,486)
Foreign currency translation	—	—	136	—	—	136
Unrealized loss on short-term investments	—	—	(171)	—	—	(171)
Total comprehensive loss	—	—	—	—	—	(19,521)
Balance at June 30, 2006	13,230	70,496	(347)	$—	25,289	95,438
Stock option and purchase plans	26	142	—	—	—	142
Cancellation of restricted stock	(135)	—	—	—	—	—
Repurchase of common stock	(373)	(2,722)	—	—	—	(2,722)
Share-based compensation benefit	—	(75)	—	—	—	(75)
Comprehensive loss:
Net loss	—	—	—	—	(44,111)	(44,111)
Foreign currency translation	—	—	154	—	—	154
Reclassification adjustment for unrealized loss on available-for-sale securities	—	—	284	—	—	284
Total comprehensive loss	—	—	—	—	—	(43,673)
Balance at June 30, 2007	12,748	$67,841	$91	$—	$(18,822)	$49,110

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2007	2006	2005
Operating activities:
Net (loss) income	$(44,111)	$(19,486)	$4,578
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Impairment of acquired technology	8,411	—	—
Depreciation and amortization	5,630	6,884	4,289
Deferred tax provision	(146)	(1,429)	(1,071)
Provision for losses on accounts receivable	368	159	97
Acquired in-process research and development	—	1,121	—
Tax benefits from exercise of stock options	—	—	715
Share-based compensation	(75)	2,011	109
Realized loss (gain) on short-term investments	264	23	(2)
Amortization of discount on short-term investments	28	122	147
Loss on disposal of property and equipment	19	17	35
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	7,381	7,223	(4,006)
Inventories	(5,578)	4,130	(3,982)
Accounts payable and accrued liabilities	(8,135)	3,324	11,650
Accrued payroll and employee compensation	(1,155)	282	866
Other assets and liabilities, net	2,902	2,875	(5,172)
Net cash (used in) provided by operating activities	(34,197)	7,256	8,253

Investing activities:
Purchases of short-term investments	(48,525)	(69,878)	(114,218)
Proceeds from maturities of short-term investments	77,754	95,922	95,252
Proceeds from sales of short-term investments	7,709	2,832	4,316
Capital expenditures	(3,202)	(3,972)	(3,406)
Net cash payments to acquire the stock of Zetta Systems, Inc	—	(8,857)	—
Net cash provided by (used in) investing activities	33,736	16,047	(18,056)

Financing activities:
Proceeds from the exercise of stock options and the sale of stock under the 1996 employee stock purchase plan	142	2,258	2,943
Repurchase of common stock	(2,722)	(10,804)	(309)
Net cash (used in) provided by financing activities	(2,580)	(8,546)	2,634
Effect of exchange rate changes on cash	229	60	24
Net (decrease) increase in cash and cash equivalents	(2,812)	14,817	(7,145)
Cash and cash equivalents, beginning of year	20,315	5,498	12,643
Cash and cash equivalents, end of year	$17,503	$20,315	$5,498

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$355	$735	$2,555
Cash paid for interest	$2	$9	$—
Non-cash investing activities:
Change in net unrealized loss on short-term investments	$355	$171	$80
Capital expenditures received not paid as of year end	$—	$709	$—

See accompanying notes to consolidated financial statements

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Overland Storage, Inc. (We, Overland or the Company) was incorporated on September 8, 1980, under the laws of the State of California. For more than 25 years we have delivered data protection solutions designed for backup and recovery to ensure business continuity. Historically, we have focused on delivering a portfolio of tape automation solutions including loader and library systems designed for small and medium-sized business computing environments.

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. For ease of presentation, the Company’s last fiscal year is considered to end on June 30, 2007. For example, references to fiscal 2007, 2006 and 2005 refer to the fiscal year ended July 1, 2007, July 2, 2006 and July 3, 2005, respectively. Fiscal 2007, 2006 and 2005 contained 52 weeks, 52 weeks and 53 weeks, respectively.

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

We have incurred losses in recent periods and negative cash flows during the current fiscal year. As of or for the year ended June 30, 2007, we had an accumulated deficit of $18.8 million, incurred a net loss of $44.1 million and the balance of cash, cash equivalents and short-term investments declined by $39.7 million compared to the balance at June 30, 2006. We operate in a highly competitive market characterized by rapidly changing technology. Total cash, cash equivalents and short-term investments as of June 30, 2007 was $22.8 million. We have no other unused sources of liquidity at this time. During fiscal 2008, we expect to continue to incur losses as we introduce and market our new products. However, we expect to increase inventory turns and further reduce our inventory levels. Although there can be no assurance, management expects that this reduction in inventory levels, our current balance of cash and short-term investments, and anticipated funds from operations will be sufficient to fund our operations for the twelve months following the balance sheet date. We need to generate additional revenue, improve our gross profit margins and reduce operating expenses to be profitable in future periods. Our recent history of net losses could cause current or potential customers to defer new orders with us or select other vendors, and may cause suppliers to require terms that are unfavorable to us. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding which (i) could have a material adverse effect on the market value of our common stock, (ii) we may not be able to obtain in the necessary time frame to avoid disruptions to our business or on terms favorable to us, if at all, or (iii) may be inadequate to enable us to continue to conduct business. If needed, failure to raise such additional funding may adversely affect our ability to achieve our longer term business objectives.

Reclassification

During the third quarter of fiscal 2007, service revenue exceeded 10.0% of total net revenue and as such the Company is now required to separately disclose service revenue on the face of its consolidated statements of operations. Therefore, prior year revenue has been reclassified for consistency with current period presentation. These reclassifications had no impact on reported results of operations, financial position or cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Overland Storage (Europe) Ltd., Overland Storage SARL, Overland Storage GmbH, Okapi Acquisition Co., Inc. (dissolved effective July 5, 2007), Zetta Systems, Inc., and Overland Storage Export Limited (dissolved effective July 3, 2007). All significant intercompany accounts and transactions have been eliminated.

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include share-based compensation, allowance for doubtful accounts, inventory valuation, valuation of intangible assets, impairment of long-lived assets, warranty accrual and the valuation allowance on deferred tax assets, among others.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred. Under this policy, revenue on direct product sales (excluding sales to distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy. Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time revenue is recognized. For products where software is essential to the functionality of our products, we recognize revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition.

When there are multiple elements in an arrangement, we allocate revenue to the separate elements based on relative fair value, provided we have fair value for all elements of the arrangement. If we have fair value for undelivered elements but not the delivered element in an arrangement, we defer the fair value of the undelivered element(s) and the residual revenue is allocated to the delivered element(s). Undelivered elements typically include services. Revenue from extended warranty and product service contracts is initially deferred and recognized as revenue ratably over the contract period.

We have various licensing agreements relating to our Variable Rate Randomizer (VR2) technology with third parties. As consideration for licensing our VR2 technology, the licensees pay us a royalty fee for sales or their products that incorporate our VR2 technology. On a periodic basis, the licensees provide us with reports that include the quantity of units, subject to royalty, sold to their end users. We record the royalty when reported to us by the licensee, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase from us the Applications Specific Integrated Circuit (ASIC) chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee; and revenue on ASIC chip sales is recorded as product revenue when earned, which under our FOB origin terms is upon shipment of the underlying ASIC chip incorporating the VR2 technology to the customer.

Warranty and Extended Warranty

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2005	$4,158	$5,462
Settlements made during the period	(1,908)	(6,871)
Change in liability for warranties issued during the period	3,417	10,256
Change in liability for preexisting warranties	(260)	(25)
Liability at June 30, 2006	5,407	8,822
Settlements made during the period	(1,810)	(9,709)
Change in liability for warranties issued during the period	2,731	12,337
Change in liability for preexisting warranties	(194)	3
Liability at June 30, 2007	$6,134	$11,453

Shipping and Handling

Amounts billed to customers for shipping and handling are included in product sales and costs incurred related to shipping and handling are included in cost of revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for fiscal 2007, 2006 and 2005 were $1.1 million, $1.4 million and $1.5 million, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Software development costs are expensed until technological feasibility has been established, at which time any additional costs are capitalized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Standards (SFAS) No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs were capitalized during fiscal 2006 and 2005. Amounts capitalized in fiscal 2007 were not material.

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

Information about Products and Services

The following table summarizes net revenue by product, in thousands:

	Fiscal Year
	2007	2006	2005
Tape based products:
NEO Series	$106,129	$143,745	$176,678
ARCvault family	11,430	3	—
Other (1)	1,909	15,435	21,518
	119,468	159,183	198,196
Service	16,501	10,680	4,592
Spare parts and other	12,887	22,628	20,772
Disk based products (2)	10,228	13,603	9,895
VR2	1,359	2,944	2,232
	$160,443	$209,038	$235,687

(1)          Fiscal 2006 and 2005 include revenue associated with our PowerLoader and LoaderXpress products discontinued in fiscal 2007.

(2)          Includes REO Series and ULTAMUS Series.

 Information about Geographic Areas

The Company markets its products domestically and internationally, with its principal international market being Europe. The tables below contain information about the geographical areas in which the Company operates. Revenue is attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

	Net Revenue	Long-Lived Assets
	(in thousands)
Fiscal 2007
United States	$67,980	$12,065
United Kingdom	40,925	707
Rest of Europe	25,613	11
Singapore	15,247	—
Other foreign countries	10,678	—
	$160,443	$12,783
Fiscal 2006
United States	$90,412	$22,933
United Kingdom	47,914	689
Rest of Europe	29,098	19
Singapore	22,940	—
Other foreign countries	18,674	—
	$209,038	$23,641
Fiscal 2005
United States	$97,156	$13,276
United Kingdom	65,845	667
Rest of Europe	28,464	8
Singapore	21,822	—
Other foreign countries	22,400	—
	$235,687	$13,951

Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. Cash equivalents are comprised of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

Investments with maturities greater than three months, when purchased, are classified as short-term investments. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. As such, all of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, generally as determined by quoted market prices, with any unrealized gains and losses (see Note 4), net of tax, recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The cost of securities sold is based on the specific identification method. Investments in auction rate securities are recorded, in short-term investments, at cost, which approximates fair value due to their variable interest rates, which typically reset every 27 to 34 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities.

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

When the carrying value is not considered recoverable, an impairment loss, for the amount by which the carrying value of a long-lived asset exceeds its fair value, is recognized with an offsetting reduction in the carrying value of the related asset(s). The Company recorded an impairment charge of $8.4 million in the first quarter of fiscal 2007. If the Company’s future results are significantly different than forecasted, the Company may be required to further evaluate its long-lived assets for recoverability and such analysis could result in an impairment charge in a future period.

Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded in other liabilities in the accompanying consolidated balance sheets.

Foreign Currency Translation

The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity. Gains or losses from foreign currency transactions are recognized currently in income. Such transactions resulted in a loss of $448,000, a loss of $186,000 and a gain of $62,000 for fiscal 2007, 2006 and 2005, respectively.

Income Taxes

The Company provides for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that it is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit (as we had in fiscal 2006). If the valuation allowance recorded in fiscal 2006 is released in a future period, income tax expense will be reduced accordingly.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net (loss) income, foreign currency translation adjustments and unrealized losses on available-for-sale securities, which are charged or credited to accumulated other comprehensive income within shareholders’ equity. For fiscal 2007, 2006 and 2005, the components of accumulated other comprehensive loss were as follows (in thousands):

	Fiscal Year
	2007	2006	2005
Foreign currency translation adjustments, net of tax	$91	$(63)	$(199)
Unrealized loss on short-term investments (Note 4)	—	(284)	(113)
Total accumulated other comprehensive income (loss)	$91	$(347)	$(312)

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable, which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents and short-term investments with high quality financial institutions and investing in high quality short-term debt instruments. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.

The Company’s largest single customer accounted for approximately 45.8%, 49.7% and 54.3% of sales in fiscal 2007, 2006 and 2005, respectively, and approximately 39.5%, 36.8% and 48.9% of accounts receivable as of the end of fiscal 2007, 2006 and 2005, respectively. No other customer accounted for 10.0% or more of sales in any of the three years presented.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. Investments in debt securities are recorded at fair value based on quoted market prices for those securities. The carrying amounts of other instruments approximate fair value because of their short-term maturities.

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

A reconciliation of the calculation of basic and diluted earnings per share is as follows:

	Fiscal Year
	2007	2006	2005
	(in thousands, except per share amounts)

Basic weighted-average number of common shares outstanding	12,799	13,716	13,899
Common stock equivalents using the treasury stock method	—	—	530
Shares used in computing diluted net income per share	12,799	13,716	14,429

Anti-dilutive common stock equivalents excluded from the computation of diluted net (loss) income per share were as follows:

	Fiscal Year
	2007	2006	2005
	(in thousands)

Options outstanding and ESPP shares	2,044	2,632	1,287
Restricted stock awards outstanding	21	144	—

Change in Accounting Principle and Share-Based Compensation

The Company adopted SFAS No. 123 (revised 2004) (123(R)), Share-Based Payment, on July 4, 2005. Upon adoption of SFAS No. 123(R), deferred compensation previously recognized in the balance sheet for fiscal 2005 was reversed in fiscal 2006 with the offsetting decrease in common stock. Compensation costs associated with the deferred compensation were recorded to expense over the requisite service period associated with the restricted stock.

The Company’s share-based compensation plans are described in Note 10. Prior to the adoption of SFAS No. 123(R) on July 4, 2005, the Company accounted for share-based awards issued to employees, directors and officers under those plans under the recognition and measurement principles of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally, no share-based employee compensation expense was recognized for stock option grants, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Similarly, no compensation expense had been recognized for purchase rights under the Company’s Employee Stock Purchase Plans (ESPP). Compensation expense related to issuances of restricted stock awards with service conditions was generally recognized based on the fair value less amounts paid by employees, if any. Compensation expense related to restricted stock awards with market conditions was recognized when satisfaction of the market condition was deemed probable by management. The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and SFAS No. 123(R).

As noted above, in the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award, using the modified prospective method. The Company uses the Black-Scholes option pricing model to determine the fair value of its options on the measurement date. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. The Company elected the alternative transition method described in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for purposes of calculating the pool of excess tax benefits available to absorb tax short falls recognized subsequent to adoption of SFAS No. 123(R).

The fair value of restricted stock awards with service conditions is equal to the fair value of the stock on the date of issuance. The fair value of restricted stock awards with market conditions is determined through use of a lattice model. Compensation expense related to issuances of restricted stock awards with service conditions is recorded at fair value less amounts paid by employees, if any, and application of an estimated forfeiture rate. Compensation expense related to issuances of restricted stock awards with market conditions is recorded at estimated fair value for the number of employees expected to complete the requisite service period.

Compensation expense associated with option and restricted stock awards with graded vesting is recognized in accordance with FASB Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25.

In accordance with APB No. 25, the Company previously measured compensation expense for its share-based employee compensation plans using the intrinsic value method and provided pro forma disclosures of net income and income per share as if the fair value-based method had been applied in measuring compensation expense. During fiscal 2007, the Company recorded a net benefit of $75,000 in share-based compensation associated with awards cancelling prior to their vesting in excess of the amount previously estimated. During fiscal 2006, the Company recorded share-based compensation expense of approximately $2.0 million, in the accompanying consolidated statement of operations. During fiscal 2005, had compensation expense for the Company’s employee share-based compensation awards, including the Company’s ESPPs, been determined based on the fair value at the grant date, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

Net income, as reported	$4,578
Deduct: Share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,293)
Pro forma net loss	$(3,715)

Earnings (loss) per share:
Basic – as reported	$0.33
Basic – pro forma	$(0.27)

Diluted – as reported	$0. 32
Diluted – pro forma	$(0.27)

In July 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested stock options held by the Company’s officers and employees with an exercise price at or above $12.00 per share. The stock option acceleration program did not apply to stock options held by the Company’s non-employee directors. The accelerated options were issued under the 2000 Stock Option Plan, the 2001 Supplemental Stock Option Plan and the 2003 Equity Incentive Plan. This accelerated vesting affected options to purchase up to an aggregate of 509,192 shares of the Company’s common stock, held by 147 employees, all of which became exercisable immediately. In connection with the acceleration of vesting of options held by the Company’s executive officers, each executive officer agreed not to sell or transfer any shares subject to accelerated vesting until the original vesting date would have occurred based on the original vesting schedule (without giving effect to any future termination of service). The primary purpose of the accelerated vesting was to eliminate future share-based employee compensation expense of approximately $4.5 million, net of estimated forfeitures, the Company would otherwise have to record in the statement of operations over a period of three years beginning in fiscal year 2006 pursuant to the Company’s adoption of SFAS No. 123(R). For fiscal 2005, the Company’s pro forma net loss includes a pro forma charge of $4.1 million, net of statutory taxes of $723,000, related to this acceleration.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return and is effective starting the first fiscal year beginning after December 15, 2006 (fiscal 2008 for the Company). Management is currently evaluating the impact, if any, FIN No. 48 will have on its consolidated financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115, which permits an entity to choose to elect irrevocably fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company). Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. Management is currently evaluating the impact, if any, SFAS No. 159 will have on its consolidated financial position, results of operations and cash flows.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2 — ASSET IMPAIRMENT AND COMPANY RESTRUCTURINGS

Asset Impairment

In August 2005, the Company acquired all of the outstanding stock of Zetta Systems, Inc. (Zetta). Zetta developed data protection software that was incorporated into the Company’s ULTAMUS™ Pro storage appliance which was launched in the first quarter of fiscal 2007. ULTAMUS Pro did not generate revenue subsequent to its launch. On October 25, 2006, the Company’s Board of Directors approved the closure of the Zetta-related software development office near Seattle, Washington and the elimination of the ULTAMUS Pro product from future forecasts and sales commission goals.

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

Restructurings

Outsource of Manufacturing Operations

In September 2004, in order to enhance its strategic competitiveness and increase its flexibility, the Company announced a plan to outsource all of its manufacturing to Sanmina-SCI Corporation (Sanmina), a U.S. third party manufacturer. In November 2004, the contract with Sanmina was finalized and all manufacturing employees were notified of termination dates and benefits. Under the restructuring plan, the Company terminated 82 employees.

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

October 2006 Reduction of Workforce

In the second quarter of fiscal 2007, the Company recorded $962,000 in severance for the termination of 28 employees in connection with an October 2006 reduction in workforce. In the third quarter of fiscal 2007, the Company recorded a net adjustment of $36,000 to severance for foreign employees whose settlements were estimated at the end of the second quarter of fiscal 2007. As of June 30, 2007, all severance was paid. Severance charges are included in sales and marketing expense and research and development expense in the accompanying consolidated statements of operations.

The October 2006 reduction in workforce included a closure of the Company’s leased software development facility near Seattle, Washington, which lease expires on October 31, 2007. In the third quarter of fiscal 2007, the Company recorded a charge of $42,000 to research and development expense for the estimated fair value of the liability associated with this location that the Company ceased using in March 2007.

April 2007 Cost Reductions and Restructuring of Workforce

In April 2007, the Company announced that it reduced its employee workforce by 14% worldwide, or 54 employees, in accordance with the Company’s initiatives to reduce costs and restructure its workforce. Severance related to the terminated employees was $758,000 of which approximately $53,000 remained unpaid as of June 30, 2007  Severance charges are included in sales and marketing expense, research and development expense and general and administrative expense in the accompanying consolidated statements of operations.

The following table summarizes the activity and balances of accrued restructuring charges through fiscal 2007 (in thousands):

	Employee Related	Facilities	Other	Total

Balance at June 30, 2005	523	—	—	523
Accrued restructuring charges	—	704	66	770
Adjustment	(37)	(536)	—	(573)
Cash payments	(486)	(168)	(66)	(720)
Balance at June 30, 2006	—	—	—	—
Accrued restructuring charges	1,720	42	—	1,762
Cash payments	(1,631)	(18)	—	(1,649)
Adjustment	(36)	—	—	(36)
Balance at June 30, 2007	$53	$24	$—	$77

NOTE 3 – ACQUISITION OF CERTAIN ASSETS

In August 2005, the Company acquired all of the outstanding stock of Zetta for total consideration of approximately $9.2 million in cash, including $154,000 in direct acquisition costs. The acquisition was made principally to enable the Company’s entry into the primary data storage market. The results of operations of Zetta were included in our consolidated results of operations beginning August 2005.

In the first quarter of fiscal 2007, the Company recorded an impairment charge of $8.4 million related to the unamortized Zetta acquired technology as of September 30, 2007 (see Note 2) and closed the Washington office.

The purchase consideration was allocated as follows (in thousands):

Current assets	$252
Non-current assets	757
Acquired technology	11,874
Acquired in-process research and development	1,121
Current liabilities	(94)
Deferred tax liabilities and other non-current liabilities	(4,756)
Total consideration	$9,154

NOTE 4 – SHORT-TERM INVESTMENTS

The following table summarizes short-term investments by security type (in thousands):

June 30, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$4,322	$—	$—	$4,322
State and municipal securities	1,000	—	—	1,000
	$5,322	$—	$—	$5,322

June 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$14,653	$—	$356	$14,297
Corporate bonds	2,600	—	—	2,600
State and municipal securities	25,300	—	—	25,300
	$42,553	$—	$356	$42,197

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	June 30,
	2007	2006
Less than one year	$—	$—
Due in one to two years	—	2,600
Due in two to five years	329	1,919
Due after five years	4,993	37,678
	$5,322	$42,197

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other income (expense), net, in the accompanying consolidated statement of operations.

The following table summarizes gross realized gains and gross realized losses on the Company’s short-term investments (in thousands):

	Fiscal Year
	2007	2006	2005
Realized gains	$—	$1	$2
Realized losses
Realized from sale of short-term investments	(107)	(24)	—
Impairment under SFAS No. 115-1 and 124-1	(157)	—	—
	$(264)	$(23)	$2

In accordance with FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company performed a review of its investments that were in an unrealized loss position at the end of its third and fourth quarters of fiscal 2007. Based upon this review, management determined the losses to be other-than-temporary and recorded impairment losses of approximately $157,000, pre-tax, on its investments, during fiscal 2007. This impairment is recorded in other income (expense), net, in the accompanying consolidated statements of operations.

NOTE 5 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes inventories (in thousands):

	June 30,
	2007	2006
Raw materials	$11,539	$8,202
Work in process	1,134	1,332
Finished goods	7,883	5,444
	$20,556	$14,978

The following table summarizes other current assets (in thousands):

	June 30,
	2007	2006
Prepaid third-party service contracts	$4,760	$3,687
Income tax receivable	613	3,480
Prepaid insurance and services	1,108	1,087
Non-trade accounts receivable	158	490
Other	314	370
	$6,953	$9,114

The following table summarizes property and equipment (in thousands):

	June 30,
	2007	2006
Computer equipment	$12,945	$11,594
Machinery and equipment	7,930	7,333
Leasehold improvements	4,167	3,925
Furniture and fixtures	1,466	1,398
	26,508	24,250
Accumulated depreciation and amortization	(15,456)	(13,224)
	$11,052	$11,026

Depreciation and amortization expense, for property and equipment, was $3.2 million, $2.4 million and $2.6 million, in fiscal 2007, 2006 and 2005, respectively.

 The following table summarizes accrued liabilities (in thousands):

	June 30,
	2007	2006
Deferred revenue – Service contracts	$7,752	$5,773
Accrued expenses	4,338	5,106
Third-party service contracts payable	1,879	1,316
Deferred revenue – Distributors	1,047	2,005
Accrued market development funds	575	853
VAT & sales taxes payable	165	207
Other	17	70
	$15,773	$15,330

The following table summarizes other long-term liabilities (in thousands):

	June 30,
	2007	2006
Deferred revenue – Service contracts	$3,701	$3,049
Deferred rent	1,245	1,164
Other	287	280
	$5,233	$4,493

As of fiscal 2007 and 2006, the accounts receivable balances consist entirely of accounts receivable trade balances, net of allowance for doubtful accounts. The following table summarizes the changes in allowance for doubtful accounts (in thousands):

Fiscal year	Balance at Beginning of Year	Additions Charged to Income	Write-offs, Net of Recoveries	Deductions Credited to Income	Balance at End of Year
2007	$436	$368	$430	$—	$374
2006	298	159	21	—	436
2005	296	97	95	—	298

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30,
	2007	2006

Acquired technology	$20,594	$20,594
Impairment of Zetta acquired technology	(8,411)	—
Adjusted cost basis	12,183	20,594
Accumulated amortization	(10,452)	(7,979)
	$1,731	$12,615

As a result of the impairment of the Zetta technology, intangible assets at June 30, 2007 consist solely of the remaining unamortized balance of the technology acquired in the June 2003 acquisition of Okapi Software, Inc. (Okapi). Amortization expense of intangible assets was $2.5 million, $4.5 million and $1.7 million during fiscal 2007, 2006 and 2005, respectively. The technology acquired from Okapi is being amortized over five years. The technology acquired from Zetta was being amortized over four years before its impairment in the first quarter of fiscal 2007. Estimated amortization expense for intangible assets will be approximately $1.7 million in fiscal 2008 at which point the intangible asset will be fully amortized.

NOTE 7 – CREDIT FACILITY

On November 30, 2006, the Company’s $10.0 million revolving line of credit expired in accordance with its terms.

NOTE 8 – INCOME TAXES

The components of (loss) income before income taxes were as follows (in thousands):

	Fiscal Year
	2007	2006	2005
Domestic	$(44,806)	$(24,417)	$3,493
Foreign	970	1,106	1,575
	$(43,836)	$(23,311)	$5,068

The provision for (benefit from) income taxes includes the following (in thousands):

	Fiscal Year
	2007	2006	2005
Current:
Federal	$132	$(2,718)	$131
State	(55)	(143)	115
Foreign	345	224	713
Total current	422	(2,637)	959

Deferred
Federal	(134)	(961)	(366)
State	(13)	(227)	(59)
Foreign	—	—	(44)
Total deferred	(147)	(1,188)	(469)
Total provision for (benefit from) income taxes	$275	$(3,825)	$490

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to (loss) income before income taxes to the total income tax provision (benefit) reported in the consolidated statements of operations is as follows (in thousands):

	Fiscal Year
	2007	2006	2005
U.S. federal income tax at statutory rate	$(14,904)	$(7,926)	$1,723
State income taxes, net of federal benefit	(1,902)	(1,231)	37
Increase in valuation allowance	17,214	5,114	—
In-process research and development	—	381	—
Share-based compensation expense	(30)	120	—
Extraterritorial income exclusion benefit	—	(238)	(503)
Tax exempt interest	—	(65)	(363)
Favorable IRS settlement and statute expirations	(82)	(51)	(345)
Federal R&D tax credit	(178)	(111)	(136)
Permanent differences	72	92	43
Other, net	85	90	34
Total provision for (benefit from) income taxes	$275	$(3,825)	$490

Deferred income taxes comprised (in thousands):

	June 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$14,396	$2,935
Inventory	1,936	2,009
Warranty reserves	3,120	2,244
Tax credits	2,292	1,330
Share-based compensation	622	618
Vacation and deferred compensation	414	601
Intangible assets	139	—
Restructuring accrual	158	—
Allowance for doubtful accounts	140	162
Other	54	280
Gross deferred tax asset	23,271	10,179

Deferred tax liabilities:
Purchased intangible assets	(647)	(4,702)
Property and equipment depreciation	(297)	(363)
Gross deferred tax liability	(944)	(5,065)
Valuation allowance for deferred tax assets	(22,327)	(5,114)
Net deferred tax asset	$—	$—

The ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. SFAS No. 109, Accounting for Income Taxes, considers recent losses to be significant negative evidence that is difficult to overcome by forecasts of future taxable income to support the realization of deferred tax assets. The Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that management believes is more likely than not to be realized. As of June 30, 2006, the Company performed an assessment of its deferred tax assets and determined that it was appropriate to establish a full-valuation allowance against its net deferred tax asset. The Company continues to maintain a full valuation allowance at June 30, 2007 against its net deferred tax asset.

At June 30, 2007, the Company has federal and state net operating loss carryforwards of approximately $39.4 million and $29.5 million, respectively. These amounts include stock option deductions of approximately $950,000 which will be recorded to contributed capital when realized. The remaining federal net operating loss will begin expiring in 2023, unless previously utilized. State net operating loss carryforwards generally begin to expire in 2016, unless previously utilized.

At June 30, 2007, the Company had federal and California research and development tax credit carryforwards totaling approximately $570,000 and $1.5 million, respectively. The California research credit may be carried forward indefinitely. The federal research credit will begin expiring in 2025, unless previously utilized. In addition, the Company has foreign tax credit carryforwards totaling approximately $507,000, which will begin expiring in 2015, unless previously utilized. The Company has federal alternative minimum tax credit carryforwards totaling $197,000 that can be carried forward indefinitely.

NOTE 9 – COMMON STOCK

Share repurchase program

In October 2005, the Company’s Board of Directors expanded the Company’s share repurchase program to allow for the purchase of up to 2.5 million shares of its common stock with no fixed dollar amount. In October 2006, the Company’s Board of Directors terminated the share repurchase program. There were no share repurchases after the first quarter of fiscal 2007. During fiscal 2007, an aggregate of approximately 373,000 shares were repurchased at a cost of approximately $2.7 million pursuant to the repurchase program. During fiscal 2006, an aggregate of 1.3 million shares were repurchased at a cost of approximately $10.8 million pursuant to the repurchase program.

NOTE 10 – SHARE-BASED COMPENSATION

Stock Option Plans

The Company has six active stock option plans, each administered by a Committee of the Board of Directors, which provide for the issuance of options to employees, officers, directors and consultants. As of June 30, 2007, the Company had reserved an aggregate of 8.1 million shares of common stock for issuance under the 1993 Stock Option Plan, 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Stock Option Plan, 2001 Supplemental Stock Option Plan (2001 Plan) and the 2003 Equity Incentive Plan (2003 Plan) (collectively, the Option Plans). The Option Plans provide for the granting of stock options. In addition, the 2003 Plan provides for the granting of restricted stock and stock appreciation rights (collectively, stock awards). The Option Plans have been approved by shareholders with the exception of the 2001 Plan. Currently, the Company may grant new awards only from the 2003 Plan. The Company’s 2003 Plan provides for an automatic annual grant to non-employee directors of non-statutory options to purchase 18,000 shares of common stock.

Certain options issued under selected plans allow for 100% vesting of outstanding options upon a change of control of the Company (if replacement options are not issued) or upon death or disability of the optionee. Options granted generally vest over a three-year period. Options generally expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2003 Plan and within 30 days under the other Option Plans, or upon death or disability, where an extended six- or twelve-month exercise period is specified. As of June 30, 2007, approximately 1.8 million shares were reserved for issuance upon exercise of outstanding options and approximately 1.6 million shares were available for grant under the Option Plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model which uses the weighted-average assumptions noted in the following table. Beginning in the fourth quarter of fiscal 2005, separate groups of employees that have similar historical exercise behavior are being considered separately in determining certain valuation assumptions. Expected volatilities are based on the historical volatility (using daily pricing) of the Company’s stock. Upon adoption of SFAS No. 123(R), the Company now applies a forfeiture rate, based upon historical pre-vesting option cancellations. The expected term of options granted is estimated based on a number of factors, including but not limited to the vesting term of the award, historical employee exercise behavior (for both options that have run their course and outstanding options), the expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate is determined based upon a U.S. constant rate Treasury Security with a contractual life which approximates the expected term of the option award. Weighted-average ranges below result from certain groups of employees exhibiting different behavior:

Fiscal Year
	2007	2006	2005

Expected volatility	63.6-65.9%	72.2-74.1%	76.9-77.3%
Risk-free interest rate	4.6-4.8%	4.3-4.4%	3.6-3.7%
Dividend yield	—	—	—
Expected term (in years)	5.5-6.36	5.6-5.9	5.0-6.0

The stock option activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding at June 30, 2006	2,632	$11.44
Granted	267	4.82
Exercised	(3)	5.31
Canceled/forfeited	(1,110)	10.59
Options outstanding at June 30, 2007	1,786	10.63	5.8	$—
Exercisable outstanding at June 30, 2007	1,680	10.94	5.6	$—

During fiscal 2007, 2006 and 2005, the Company recorded share-based compensation associated with outstanding stock option grants of approximately $285,000, $1.4 million and $0, respectively. As of June 30, 2007, there was $147,000 of total unrecognized compensation expense related to non-vested stock options granted under the Option Plans. This expense is expected to be recognized over a weighted-average period of 1.23 years. The following table summarizes information about stock options for fiscal 2007, 2006 and 2005 (in thousands, except per share amounts):

	Fiscal Year
	2007	2006	2005

Weighted-average grant date fair value per share of options granted with exercise prices:
Less than fair value	$—	$—	$—
Equal to fair value	3.07	5.49	8.92
Greater than fair value	3.90	—	8.18
Intrinsic value of options exercised	6	502	1,915
Cash received upon exercise of stock options	16	1,918	2,269
Actual tax benefit realized for the tax deductions from option exercise	—	—	715
Total income tax benefit recognized in the statement of operations	—	—	—

In November 2005, the Company’s Board of Directors extended the term of 97,000 fully vested options held by a former director. As a result of that modification, the Company recognized additional compensation expense of approximately $47,000 during the second quarter of fiscal 2006.

Restricted Stock Awards

In April 2005, the Company issued two restricted stock awards for 50,000 shares each to its former CEO. At June 30, 2007, 16,667 shares were vested, 83,333 shares were canceled and no shares were subject to repurchase. The awards are described separately below.

The first award (the Service Award) vested as follows: 16,667 shares, 16,667 shares and 16,666 shares on January 1, 2006, 2007 and 2008, respectively. In accordance with APB No. 25, the Service Award was a fixed award and, as such, compensation expense was recorded for the fair value of the Company’s common stock less any amounts paid by the employee. The fair value of the Service Award was $10.86 per share (the market value of the stock on the date of issuance) or $543,000, which was recorded as deferred compensation under APB No. 25. In November 2006, in connection with the termination of the CEO, the unvested shares reverted back to the Company and the Company reversed $170,000 of share-based compensation expense previously recognized associated with shares canceled prior to vesting. Compensation expense recorded during fiscal 2006 (under SFAS No. 123(R)) and fiscal 2005 (under APB No. 25) totaled approximately $300,000 and $80,000, respectively. See Note 1, Change in Accounting Principle and Accounting for Share-Based Compensation.

The second award (the Market Award) vested as follows: 12,500 shares, 12,500 shares and 25,000 shares, if the volume weighted daily average stock price of the Company for ten consecutive trading days were to reach $20.00, $25.00 and $30.00 (collectively, the target stock price), respectively, on or before January 1, 2008. Based upon the market values of the Company’s common stock through June 30, 2005, satisfaction of the vesting conditions were not considered probable by management and therefore no compensation expense was recorded under APB No. 25. Upon adoption of SFAS No. 123(R), the Company began recognizing compensation expense associated with this award. The weighted-average grant date fair value of this restricted stock award was estimated at $5.73, using a trinomial option pricing model based on the following assumptions: expected volatility of 54.2%, risk-free interest rate of 3.8%, dividend yield of 0.0% and an expected term of 978 days. Commencing with the adoption of SFAS No. 123(R), expense was being recognized in the consolidated statement of operations with offsetting credits to common stock. In November 2006, in connection with the termination of the CEO, the unvested shares reverted back to the Company and the Company reversed all previously recorded share-based compensation expense of $77,000 as all shares comprising the Market award canceled prior to vesting. Compensation expense recorded during fiscal 2006 totaled approximately $77,000.

In August 2005, the Company issued an aggregate of 64,625 restricted shares of common stock to new hires, 15,000 shares of which vested annually over a period of three years in equal increments and 49,625 shares of which vested annually over a period of five years in equal increments, in each case subject to continuing service by the recipient of the restricted stock. The fair value of the restricted stock was $7.84 per share (the market value of the stock on the date of issuance) or $506,660 and was to be recorded to compensation expense, net of related forfeitures, over the requisite service periods of the awards. In fiscal 2007, $113,000 of share-based compensation expense previously recorded was reversed due to the cancellation of shares prior to vesting in excess of the amount previously estimated. Compensation expense recorded during fiscal 2006 was approximately $183,000. At June 30, 2007, 9,075 shares were vested, 55,550 shares were canceled and no shares were subject to repurchase.

The following table summarizes information about non-vested restricted stock awards as of June 30, 2007 and changes during fiscal 2007 (shares and aggregate unrecognized compensation expense in thousands):

	Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Service Period	Aggregate Unrecognized Compensation Expense

Non-vested at June 30, 2006	144	$7.81
Granted	—	—
Vested	(9)	7.84
Canceled	(135)	7.80
Non-vested at June 30, 2007	—	—	—	$—

The following table summarizes information about restricted stock awards vested during the fiscal 2007, 2006 and 2005 (in thousands):

	Fiscal Year
	2007	2006	2005

Fair value of vested restricted stock awards	$62	$134	$—

1996 and 2006 Employee Stock Purchase Plans

In February 1997, the Company adopted the 1996 Employee Stock Purchase Plan (1996 ESPP), which expired January 31, 2007. The 2006 Employee Stock Purchase Plan (2006 ESPP) replaced the 1996 ESPP effective February 1, 2007. A total of 500,000 shares of common stock have been reserved under the 2006 ESPP for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The 2006 ESPP is qualified under Section 423 of the Internal Revenue Code and permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares in any one offering period.

Effective with the offering period beginning in August 2005, the purchase price of common stock under the 1996 ESPP was determined as either (i) a percentage not less than 85.0% (the Designated Percentage), subject to the Compensation Committee’s discretion of the fair market value of the common stock on the last day of the offering period or (ii) the lower of (a) the Designated Percentage of the fair market value of the common stock on the first day of the offering period or (b) the Designated Percentage of the fair market value of the common stock on the last day of the offering period. In August 2005, the Compensation Committee of the Board of Directors determined the purchase price to be 95.0% of the fair market value of the common stock on the last day of each offering period, beginning with the August 2005 offering. As a result, commencing with the August 2005 offering period, the 1996 ESPP will no longer be compensatory under SFAS No. 123(R). Expense prior to this date was not significant. The 2006 ESPP uses the same designated percentage as the 1996 ESPP.

The fair value of each compensatory share purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in estimating the fair value of the purchase rights during fiscal 2005:

Expected volatility	38.4%
Risk-free interest rate	1.9%
Dividend yield	—
Expected term (in years)	0.5

The weighted-average estimated fair value of each compensatory share purchase right issued during fiscal 2005 was $3.24.

During fiscal 2007, 2006 and 2005, approximately 23,000, 54,000 and 74,000 shares, respectively, were issued under the 1996 ESPP for combined proceeds of approximately $127,000, $338,000 and $673,000, respectively. As of June 30, 2007, approximately 500,000 shares were available under the 2006 ESPP.

NOTE 11 – 401(k) PLAN

The Company maintains an employee savings and retirement plan (the 401(k) Plan) covering all of the Company’s employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. The Company matches employee contributions at 75%, up to 6% of an employee’s pretax income. The totals of these employer contributions were $714,000, $777,000 and $819,000 in fiscal 2007, 2006 and 2005, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Minimum Lease Payments

Fiscal 2008	$3,496
Fiscal 2009	3,471
Fiscal 2010	3,425
Fiscal 2011	3,526
Fiscal 2012	3,580
Thereafter	7,447
$24,945

Rental expense is recognized on a straight-line basis over the respective lease terms and approximated $4.1 million, $4.0 million and $3.8 million in fiscal 2007, 2006 and 2005, respectively.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at June 30, 2007 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Purchase Commitment

The Company’s Manufacturing Service Agreement (MSA) with Sanmina committed the Company to purchase finished goods and component parts from them based upon the Company’s forecast of customer demand. At June 30, 2007, after the completion of the transfer of manufacturing back to the Company’s San Diego facility, approximately $2.0 million of component parts inventories remained in the possession of Sanmina. On June 29, 2007, the Company entered into a settlement agreement with Sanmina which defined how and when these inventories were to be purchased and the appropriate disposition for each item.  The Company agreed to purchase $507,000 of obsolete components and commit to issue purchase orders of approximately $1.5 million for active components to be purchased by September 30, 2007. The Company does not expect the purchase commitments to have a material adverse effect on its future results of operations.

In addition, the Company terminated discussions with a Sanmina subsidiary regarding an unrelated program for which the Sanmina subsidiary asserted it was owed liquidated damages. The Company believes that no agreement was formed between the parties and there is no basis for such claim.

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

	Fiscal 2007
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenue	$41,827	$46,760	$37,798	$34,058	$160,443
Gross profit	5,298	7,859	5,032	6,154	24,343
Loss from operations	(20,587)	(9,215)	(9,203)	(5,840)	(44,845)
Loss before income taxes	(19,985)	(8,960)	(9,066)	(5,825)	(43,836)
Net loss	(19,997)	(8,889)	(9,203)	(6,022)	(44,111)

Net loss per share:
Basic and diluted	$(1.54)	$(0.70)	$(0.72)	$(0.47)	$(3.45)

	Fiscal 2006
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenue	$58,502	$60,638	$48,153	$41,745	$209,038
Gross profit	13,419	13,387	10,336	9,304	46,446
Loss from operations	(5,498)	(4,554)	(6,810)	(9,069)	(25,931)
Loss before income taxes	(4,984)	(3,807)	(6,150)	(8,370)	(23,311)
Net loss	(2,900)	(2,713)	(7,038)	(6,835)	(19,486)

Net loss per share:
Basic and diluted	$(0.21)	$(0.19)	$(0.52)	$(0.52)	$(1.42)

NOTE 14 – SUBSEQUENT EVENTS

Appointment of President and Chief Executive Officer and Director

In August 2007, our board of directors appointed Vernon A. LoForti as our President and Chief Executive Officer, replacing Scott McClendon, who was serving as Interim President and Chief Executive Officer. Upon the recommendation of our nominating and governance committee, Mr. LoForti was also appointed as a member of our board of directors. Mr. LoForti has served as our Vice President and Chief Financial Officer since joining us in December 1995.

In connection with his appointment as President and Chief Executive Officer, Mr. LoForti was granted an option to purchase 250,000 shares of our common stock pursuant to our 2003 Equity Incentive Plan. The option has a three-year contractual term and an exercise price based on the closing price of our common stock on Monday, August 13, 2007 ($1.62 per share). The option vests over one year in equal monthly installments.

Mr. McClendon remains the Chairman of our Board and has resumed receiving the customary fees paid to our non-employee directors and the fee paid to our Chairman of the Board.

Appointment of Interim Chief Financial Officer

In August 2007, our board of directors appointed Kurt L. Kalbfleisch as our Interim Chief Financial Officer, replacing Mr. LoForti as Chief Financial Officer. In connection with his appointment as Interim Chief Financial Officer, Mr. Kalbfleisch was granted an option to purchase 75,000 shares of our common stock pursuant to our 2003 Equity Incentive Plan. The option has a three-year contractual term and an exercise price based on the closing price of our common stock on Monday, August 13, 2007 ($1.62 per share). The option vests over one year in equal monthly installments.

Other Stock Option Grants

 Named Executive Officers

On August 7, 2007, our compensation committee granted options to Robert J. Scroop, our Vice President, New Product Delivery, and W. Michael Gawarecki, our Vice President, Operations, to purchase 75,000 and 100,000 shares, respectively, of our common stock pursuant to our 2003 Equity Incentive Plan. Each option has a three-year contractual term and an exercise price based on the closing price of our common stock on Monday, August 13, 2007 ($1.62 per share). Each option vests over one year in equal monthly installments.

Other Employees

On August 7, 2007, our compensation committee granted options to other non-named executive officers and other non-executive employees to purchase 985,000 shares of our common stock pursuant to our 2003 Equity Incentive Plan. Each option has a three-year contractual term and an exercise price based on the closing price of our common stock on Monday, August 13, 2007 ($1.62 per share). Each option vests over one year in equal monthly installments.

As of August 15, 2007, approximately 3.1 million shares were reserved for issuance upon exercise of outstanding options and approximately 211,000 shares were available for grant under the Option Plans.