Form 10-Q
period 2007-09-30
OVERLAND STORAGE INC
filed 2007-11-02
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 29, 2007, there were 12,756,466 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.
FORM 10-Q
For the quarterly period ended September 30, 2007

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2007	2006
	(Unaudited)
Net revenue:
Product sales	$27,658	$37,920
Service	4,941	3,656
Royalty fees	302	251
	32,901	41,827
Cost of product sales	23,888	34,160
Cost of service	2,541	2,369
Gross profit	6,472	5,298

Operating expenses:
Sales and marketing	6,663	8,753
Research and development	1,940	4,882
General and administrative	2,523	3,839
Impairment of acquired technology	—	8,411
	11,126	25,885
Loss from operations	(4,654)	(20,587)

Other income (expense):
Interest income	289	697
Other expense, net	(101)	(95)
Loss before income taxes	(4,466)	(19,985)
Provision for income taxes	55	12
Net loss	$(4,521)	$(19,997)

Net loss per share:
Basic and diluted	$(0.35)	$(1.54)

Shares used in computing net loss per share:
Basic and diluted	12,753	12,966

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets

(In thousands)

	September 30, 2007	June 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,075	$17,503
Short-term investments	7,773	5,322
Accounts receivable, less allowance for doubtful accounts of $353 and $374, as of September 30, 2007 and June 30, 2007, respectively	22,033	22,572
Inventories	18,964	20,556
Deferred tax assets	185	185
Other current assets	7,312	6,953
Total current assets	72,342	73,091

Property and equipment, net	10,558	11,052
Intangible assets	1,298	1,731
Other assets	2,200	2,179
Total assets	$86,398	$88,053

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,268	$8,094
Accrued liabilities	16,691	15,773
Accrued payroll and employee compensation	2,532	3,122
Income taxes payable	68	402
Accrued warranty	5,950	6,134
Total current liabilities	35,509	33,525

Deferred tax liabilities	185	185
Other liabilities	5,703	5,233
Total liabilities	41,397	38,943

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, no par value, 45,000 shares authorized; 12,756 and 12,748 shares issued and outstanding, as of September 30, 2007 and June 30, 2007, respectively	68,237	67,841
Accumulated other comprehensive income	189	91
Accumulated deficit	(23,425)	(18,822)
Total shareholders’ equity	45,001	49,110
Total liabilities and shareholders’ equity	$86,398	$88,053

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows

(In thousands)

	Three months ended September 30,
	2007	2006
	(Unaudited)
Operating activities:
Net loss	$(4,521)	$(19,997)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Impairment of acquired technology	—	8,411
Depreciation and amortization	1,196	1,825
Deferred tax provision	—	(57)
Share-based compensation	379	(237)
Changes in operating assets and liabilities:
Accounts receivable	539	302
Inventories	1,592	(3,376)
Accounts payable and accrued liabilities	2,908	946
Accrued payroll and employee compensation	(590)	(688)
Other assets and liabilities, net	(309)	747
Net cash provided by (used in) operating activities	1,194	(12,124)

Investing activities:
Purchases of short-term investments	(8,100)	(43,025)
Proceeds from maturities of short-term investments	4,422	42,272
Proceeds from sales of short-term investments	1,242	—
Capital expenditures	(269)	(2,129)
Net cash used in investing activities	(2,705)	(2,882)

Financing activities:
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	17	89
Repurchase of common stock	—	(2,722)
Net cash provided by (used in) financing activities	17	(2,633)
Effect of exchange rate changes on cash	66	64
Net decrease in cash and cash equivalents	(1,428)	(17,575)
Cash and cash equivalents, beginning of period	17,503	20,315
Cash and cash equivalents, end of period	$16,075	$2,740

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

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter end. For ease of presentation, the Company’s last fiscal year is considered to end June 30, 2007 and the Company’s first quarter of fiscal 2008 is considered to end September 30, 2007. For example, references to the quarter ended September 30, 2007 or the first quarter of fiscal 2008 refer to the fiscal quarter ended September 30, 2007. The first quarter of fiscal 2008 and 2007 each included 13 weeks.

In the opinion of management, these statements include all the normal recurring adjustments necessary to state fairly our consolidated condensed results of operations, financial position and cash flows as of September 30, 2007 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended July 1, 2007. The consolidated condensed results of operations and statement of cash flows for the three months ended September 30, 2007 are not necessarily indicative of the results or cash flows expected for the full year.

The year end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Reclassification

During the third quarter of fiscal 2007, service revenue exceeded 10% of total net revenue and as such the Company is now required to separately disclose service revenue on the face of its consolidated condensed statement of operations. Therefore, prior year revenue has been reclassified for consistency with current period presentation. These reclassifications had no impact on reported results of operations, financial position or cash flows.

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

Restructurings

October 2006 Reduction of Workforce

In the second quarter of fiscal 2007, the Company recorded $962,000 in severance for the termination of 28 employees in connection with an October 2006 reduction in workforce. In the third quarter of fiscal 2007, the Company recorded a net adjustment of $36,000 to severance for foreign employees whose settlements were estimated at the end of the second quarter of fiscal 2007. As of June 30, 2007, all severance was paid. Severance charges are included in sales and marketing expense and research and development expense in the accompanying consolidated statement of operations.

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

April 2007 Cost Reductions and Restructuring of Workforce

In April 2007, the Company announced that it reduced its employee workforce by 14% worldwide, or 54 employees, in accordance with the Company’s initiatives to reduce costs and restructure its workforce. Severance related to the terminated employees was $758,000. As of September 30, 2007 all severance was paid. Severance charges are included in sales and marketing expense, research and development expense and general and administrative expense in the consolidated  statement of operations as of June 30, 2007.

The following table summarizes the activity and balances of accrued restructuring charges through September 30, 2007 (in thousands):

	Employee Related	Facilities	Other	Total

Balance at June 30, 2007	$53	$24	$—	$77
Cash payments	(53)	(18)	—	(71)
Balance at September 30, 2007	$—	$6	$—	$6

Note 3 — Short-Term Investments

The following table summarizes short-term investments by security type (in thousands):

September 30, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

State and municipal securities	$5,000	$—	$—	$5,000
Asset-backed securities	2,741	32	—	2,773
	$7,741	$32	$—	$7,773

June 30, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Asset-backed securities	$4,322	$—	$—	$4,322
State and municipal securities	1,000	—	—	1,000
	$5,322	$—	$—	$5,322

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	September 30, 2007	June 30, 2007

Less than one year	$—	$—
Due in one to two years	—	—
Due in two to five years	281	329
Due after five years	7,492	4,993
	$7,773	$5,322

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other income (expense), net, in the accompanying consolidated condensed statement of operations.

The following table summarizes gross realized gains and gross realized losses on the Company’s short-term investments (in thousands):

	September 30, 2007	September 30, 2006

Realized gains	$—	$—
Realized losses
Realized from sale of short-term investments	(16)	—
Impairment under SFAS No. 115-1 and 124-1	—	—
	$(16)	$—

In accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company performed a review of its investments that were in an unrealized loss position at the end of its first quarter of fiscal 2008 and fourth quarter of fiscal 2007. Based upon this review, management determined the losses to be other-than-temporary. During the first quarter of fiscal 2008 and the first quarter of fiscal 2007, no impairment losses were recorded related to investments.

Note 4 — Composition of Certain Financial Statement Captions

The following table summarizes inventories (in thousands):

	September 30, 2007	June 30, 2007

Raw materials	$10,914	$11,539
Work in process	767	1,134
Finished goods	7,283	7,883
	$18,964	$20,556

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

A reconciliation between basic and diluted weighted-average shares outstanding is as follows (in thousands):

	Three months ended September 30,
	2007	2006

Basic weighted-average number of common shares outstanding	12,753	12,966
Common stock equivalents using the treasury stock method	—	—
Shares used in computing diluted net loss per share	12,753	12,966

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three months ended September 30,
	2007	2006

Options outstanding and ESPP shares	2,254	2,507
Restricted stock awards outstanding	—	51

Note 6 — Comprehensive Loss

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized gains/(losses) on available-for-sale securities, which are charged or credited to accumulated other comprehensive income within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three months ended September 30,
	2007	2006

Net loss	$(4,521)	$(19,997)
Change in foreign currency translation	66	64
Change in unrealized gain on short-term investments	32	96
Total comprehensive loss	$(4,423)	$(19,837)

Note 7 — Income Taxes

FIN 48 Implementation

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position must be recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN No. 48 on June 30, 2007. The total liability, including a reduction for income tax receivables, for unrecognized tax benefits as of the date of adoption was $402,000. As a result of the implementation of FIN No. 48, the Company recognized an increase in the liability for unrecognized tax benefits in the amount of $82,000, with a corresponding increase in accumulated deficit. In addition, the Company reduced its gross deferred tax assets by $80,000 for unrecognized tax benefits, which was offset by a reduction in its valuation allowance by the same amount.

Included in the balance of unrecognized tax benefits at June 30, 2007, are $734,000 of tax benefits that, if recognized, may affect the effective tax rate. Of this amount, $332,000 of tax benefit may also be impacted by an increase in the valuation allowance with no net affect on the effective tax rate, depending upon the Company’s financial condition at the time the benefits are recognized.

The Company believes that it is reasonably possible that in the next twelve months, the amount of unrecognized tax benefits may be reduced by up to $205,000. The reduction in unrecognized tax benefits would relate to the settlement of pending claims for refund and the expiration of statute of limitations for certain years.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. Upon adoption of FIN No. 48 on June 30, 2007, the Company did not record any material amounts of interest or penalties.

The Company is subject to taxation in the United States, various state and foreign tax jurisdictions. Generally, the Company’s tax years for fiscal 2004 and forward are subject to examination by the United States tax authorities and fiscal 2003 and forward are subject to examination by state tax authorities.

During the first quarter of fiscal 2008, the Company’s liability for unrecognized tax benefits did not materially change.

Potential 382 Limitation

Utilization of our net operating loss (NOL) and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a loss corporation under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN No. 48. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations of the Company.

Note 8 — Credit Facility

On November 30, 2006, the Company’s $10.0 million revolving line of credit expired in accordance with its terms.

Note 9 — Commitments and Contingencies

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue

Liability at June 30, 2007	$6,134	$11,453
Settlements made during the period	(567)	4,089
Change in liability for warranties issued during the period	455	(2,952)
Change in liability for preexisting warranties	(72)	—
Liability at September 30, 2007	$5,950	$12,590

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at September 30, 2007 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Note 10 — Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2007	June 30, 2007

Acquired technology	$20,594	$20,594
Impairment of Zetta acquired technology	(8,411)	(8,411)
Adjusted cost basis	12,183	12,183
Accumulated amortization	(10,885)	(10,452)
	$1,298	$1,731

As a result of the impairment of the Zetta technology, intangible assets at September 30, 2007 consist solely of the remaining unamortized balance of the technology acquired in the June 2003 acquisition of Okapi Software, Inc. (Okapi). Amortization expense of intangible assets was $433,000 and $1.2 million during the first quarter of fiscal 2008 and 2007, respectively. The technology acquired from Okapi is being amortized over five years. The technology acquired from Zetta was being amortized over four years before its impairment in the first quarter of fiscal 2007. Estimated amortization expense for intangible assets will be approximately $1.3 million during the remainder of fiscal 2008 at which point the intangible asset will be fully amortized.

Note 11 — Common Stock

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

Stock Options and Employee Stock Purchase Plan

During the first quarter of fiscal 2008, the Company issued approximately 8,000 shares of common stock purchased through the Company’s Employee Stock Purchase Plan.

Note 12 — Recent Accounting Pronouncements

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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion in this section contains statements of a forward-looking nature relating to future events or our future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this report, including the matters set forth in Part II, Item 1A. -  Risk Factors in this report which could cause actual results to differ materially from those indicated by such forward-looking statements.

We are a market leader and innovative provider of data protection appliances that help small and medium-sized businesses and distributed enterprises ensure their data is “constantly protected, readily available and always there.”  Our portfolio of data protection appliances includes the following:

•                  the ULTAMUS SERIESTM of nearline data protection appliances;

•                  the REO SERIES® of disk-based backup and recovery appliances; and

•                  the NEO SERIES® and ARCVaultTM family of tape backup and archive appliances.

Our products enable us to offer our customers end-to-end data protection solutions. End-users of our products include small and medium-size businesses, as well as distributed enterprise customers represented by divisions and operating units of large multi-national corporations, governmental organizations, universities and other non-profit institutions operating in a broad range of industry sectors. See the “Business” section in Part I, Item 1 of our annual report on Form 10-K for more information about our business, products and operations.

Overview

This overview discusses matters on which our management primarily focuses in evaluating our financial condition and operating performance.

Generation of revenue. We generate the vast majority of our revenue from sales of our data protection appliances. The balance of our revenue is provided by selling spare parts, rendering services to our customers and earning royalties on our licensed technology. Historically, a large share of our product sales have been made through private label arrangements with original equipment manufactures (OEMs), and the remainder have been made through commercial distributors, direct market resellers (DMRs) and value added resellers (VARs) in our branded channel. However, our strategy moving forward is to focus heavily on the delivery of new products to our branded channel, which historically has produced higher gross margins in comparison to OEM business.

Declining sales to HP. In August 2005, our largest OEM customer, Hewlett Packard Company (HP), notified us that it had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. Although HP will continue to purchase the tape automation products currently supplied by us for some time, the alternate supplier’s product will eventually replace a significant portion of those purchases. Although we believe that sales to HP will continue to decline through fiscal 2008, HP has recently relaunched the tape automation products supplied by us with support for the new LTO4 tape drives, which may slow the rate of replacement of our supplied products by the alternate supplier’s product.

Recent setbacks. During fiscal 2007, we experienced significant setbacks related to the outsourcing of our manufacturing to Sanmina-SCI Corporation (Sanmina), our supply contract with Dell Computer (Dell), and the commercialization of the technology we acquired from Zetta Systems, Inc. (Zetta):

•                  In September 2004, we announced a plan to outsource all of our manufacturing to Sanmina, a U.S. third party manufacturer. We completed this transfer in August 2005. During fiscal 2006, however, we failed to achieve the customer service levels, product quality and cost reductions we expected from the outsourcing. Additionally, we incurred a significant amount of redundant costs to support the outsourcing, which eroded our gross margins during the year. Consequently, we decided to bring manufacturing back to our San Diego facility and entered into a transition agreement with Sanmina effective September 2006. In February 2007, we completed the transfer of all production lines back to San Diego. In the first quarter of fiscal 2008, we completed the purchase of the remaining inventory under the transition agreement.

•                  In October 2005, we announced that we would supply Dell with our next generation tape library that was under development (ARCVault). We spent considerable resources during the ensuing year to complete the development of this tape library and to meet Dell’s specifications and other requirements. In October 2006, we were notified by Dell of its intent to terminate the supply agreement. Shipments of the tape libraries had not yet commenced but were expected to begin shortly.

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

Related in large part to the decline in HP revenue, we reported net revenue of $32.9 million for the first quarter of fiscal 2008, compared with $41.8 million for the first quarter of fiscal 2007. The decline in net revenue resulted in a net loss of $4.5 million, or $0.35 per share, for the first quarter of fiscal 2008 compared to a net loss of $20.0 million, or $1.54 per share, for the first quarter of fiscal 2007.

Positive trends. Despite the disappointing financial results in recent quarters, we have achieved a number of financial and operational objectives some of which we believe will assist us in our efforts to regain profitability:

•                  For the second consecutive quarter we have increased our cash balance (including cash equivalents and short-term investments) relative to the previous quarter. At September 30, 2007, we had $23.8 million in cash, cash equivalents and short-term investments compared to $22.8 million at the end of fiscal 2007. We also generated $1.2 million in cash from operating activities during the first quarter of fiscal 2008 compared to using $12.1 million in cash for operating activities in the first quarter of fiscal 2007.

•                  Through continued strict expense control efforts for the second consecutive quarter, our operating expenses in the first quarter of fiscal 2008 reached their lowest level in over three and a half years. Operating expenses for the quarter ended September 30, 2007 were $11.1 million compared to $12.0 million for the quarter ended June 30, 2007 and $25.9 million for the quarter ended September 30, 2006. Operating expenses for the quarter ended September 30, 2006, included an $8.4 million impairment of the technology, acquired from Zetta. We do not expect operating expenses to remain at these historic lows as we move to re-grow our business.

•                  Having completed the transfer of manufacturing back to our headquarters in San Diego in February 2007, our product lead times have been reduced to target levels and we believe that we have regained our reputation for timely delivery of quality products. We also have eliminated the backlog issues that occurred during the outsourced period.

•                  In late September 2007, we launched the REO® 4500c. Due to its introduction late in the quarter, the REO 4500c did not materially contribute to our revenue during the quarter. We have additional REO products scheduled for launch in fiscal 2008. We expect these new REO products to contribute to an improvement in branded sales in future periods.

Liquidity and capital resources. Historically, our primary source of liquidity has been cash generated from operations. Despite incurring a net loss of $4.5 million during the first quarter of fiscal 2008, we were able to generate $1.2 million in cash from operating activities and increased the balance of cash, cash equivalents and short-term investments by $1.0 million compared to the balance at June 30, 2007. At September 30, 2007, we had $23.8 million of cash, cash equivalents and short-term investments, compared to $22.8 million at June 30, 2007. We have no other unused sources of liquidity at this time. Although we have been able to increase our overall cash balances during the last two fiscal quarters, we expect to continue to incur losses during the remainder of fiscal 2008 as we introduce and market our new products. In the remainder of fiscal 2008, cash management and preservation will be a top priority; however, we expect to incur negative operating cash flows during this time.

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

Recent Developments

•                  As noted in our annual report on Form 10-K, we have also been working to complete the update of all of our REO products with new hardware platforms that we believe will (i) boost the speed, performance and capacity of this product set, and (ii) be compliant with the European Union directive on the Restriction of the use of Certain Hazardous substances in Electrical and Electronic Equipment (RoHS). In October 2007, we launched another one of these new products, the REO 9100c. We expect this new product, together with additional new products we expect to launch during the remainder of fiscal 2008, to improve results in our branded sales channel for the last three quarters of fiscal 2008.

•              In October 2007, San Diego County experienced devastating wild fires. Although our facilities were undamaged by these fires, we were unable to ship or receive product for two business days because major San Diego roads were closed on these days. We have successfully resumed shipping and receiving and our operations have returned to normal.

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

Income Tax Provision and Uncertain Tax Positions

Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which became effective for us beginning July 2, 2007. FIN No. 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution (audit). The impact of our reassessment of tax positions in accordance with FIN No. 48 did not have a material impact on our results of operations, financial position or liquidity. If we are unable to uphold our position upon audit, it may impact our results of operations, financial position or liquidity.

Results of Operations

The following tables set forth certain financial data as a percentage of net revenue:

	Three months ended September 30,
	2007	2006

Net revenue	100.0%	100.0%
Cost of revenue	80.4	87.3
Gross profit	19.6	12.7
Operating expenses:
Sales and marketing	20.2	20.9
Research and development	5.9	11.7
General and administrative	7.6	9.2
Impairment of acquired technology	—	20.1
	33.7	61.9
Loss from operations	(14.1)	(49.2)
Other income, net	0.6	1.4
Loss before income taxes	(13.5)	(47.8)
Provision for income taxes	0.2	—
Net loss	(13.7)%	(47.8)%

A summary of the sales mix by product follows:

	Three months ended September 30,
	2007	2006
Tape based products:
NEO Series	56.9%	69.5%
ARCVault	8.7	5.2
Others	0.1	4.0
	65.7	78.7
Service	15.0	8.7
Spare parts and other	8.9	5.8
Disk based products (1)	9.8	6.2
VR2	0.6	0.6
	100.0%	100.0%

(1) Includes REO SERIES and ULTAMUS SERIES products.

The first quarter of fiscal 2008 compared to the first quarter of fiscal 2007

Net Revenue. Net revenue decreased to $32.9 million during the first quarter of fiscal 2008 from $41.8 million during the first quarter of fiscal 2007. The decrease of $8.9 million, or 21.3%, was primarily the result of anticipated lower OEM revenue, specifically from HP reflecting the previously announced transition by HP to an alternate supplier. By geographic area, the majority of the decrease in net revenue was attributable to our Asia Pacific (APAC) region. This decrease was partially offset by increases in net revenue in our Americas and Europe, Middle East and Africa (EMEA) regions.

Product Sales

Net product revenue from OEM customers decreased from $22.0 million in the first quarter of fiscal 2007 to $12.2 million in the first quarter of fiscal 2008. The decrease of $9.8 million, or 44.5%, was primarily a result of decreased volumes. Sales to HP represented approximately 35.3% of net revenue in the first quarter of fiscal 2008 compared to 50.6% of net revenue in the first quarter of fiscal 2007.

Net revenue from Overland branded products, excluding service revenue, decreased from $15.9 million during the first quarter of fiscal 2007 to $15.6 million during the first quarter of fiscal 2008, a decrease of $300,000, or 1.9%. The decrease reflects that sales of our ULTAMUS products have not yet achieved expected sales volumes. In addition, our difficulty in hiring sales personnel as quickly as we anticipated has affected negatively our sales in the Americas region.

Service

Service revenue increased to $4.9 million during the first quarter of fiscal 2008 from $3.7 million during the first quarter of fiscal 2007. The increase of $1.2 million, or 32.4%, was due primarily to an increase in the number of warranty contracts sold during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. In addition, revenue from other services increased 29.4% when compared to the first quarter of fiscal 2007, due primarily to increased out of warranty repairs.

Royalty fees

Royalty revenue during the first quarter of fiscal 2008 increased slightly to $302,000 from $251,000 during the first quarter of fiscal 2007. This increase of approximately $51,000, or 20.3%, was primarily the result of other royalty fees, which did not exist in the first quarter of fiscal 2007, partially offset by lower VR2 royalties. VR2 royalties during the first quarter of fiscal 2008 totaled approximately $204,000 compared to $251,000 during the first quarter of fiscal 2007.

Gross Profit. Gross profit increased to $6.5 million during the first quarter of fiscal 2008 from $5.3 million during the first quarter of fiscal 2007, an increase of approximately $1.2 million, or 22.6%. This increase in gross profit for the first quarter of fiscal 2008 primarily reflects that we are no longer amortizing the cost of the technology we acquired from Zetta, as such technology was impaired in the first quarter of fiscal 2007. Before the impairment, amortization expense related to the Zetta technology was $742,000 per quarter over the estimated useful life of such technology (four years). In addition, during the first quarter of fiscal 2007, we recorded a write-down of $350,000 for specific inventory associated with the ULTAMUS Pro product because it could no longer be used in production.

Product Sales

Gross profit on product sales was $3.8 million for both the first quarter of fiscal 2008 and the first quarter of fiscal 2007. The elimination of amortization expense related to the Zetta technology, the completion of the transition of manufacturing back to our San Diego headquarters and a more favorable sales mix by product (reflecting a reduction in net revenue from our OEM customers and a 7% increase in net revenue from our branded channel, excluding services) each positively affected our gross profit on product sales for the first quarter of fiscal 2008.

Service

Gross profit on service increased to $2.4 million during the first quarter of fiscal 2008 from $1.3 million during the first quarter of fiscal 2007. The increase of $1.1 million, or 84.6%, was due to the increase in other services revenue, which consists primarily of higher-margin out of warranty service. In addition, revenue from warranty contracts recognized in the first quarter of fiscal 2008 increased 39.3% compared to the first quarter of fiscal 2007, while the related costs decreased slightly.

Share-Based Compensation. During the first quarter of fiscal 2008, we recorded share-based compensation expense of approximately $379,000 compared to a net reversal of $237,000 of expense during the first quarter of fiscal 2007. Share-based compensation expense increased in the first quarter of fiscal 2008 due to a one-time grant of options for a total of approximately 1.5 million shares to executive officers and key employees as a retention tool. These options vest monthly for one year, and accordingly, are expected to result in increased share-based compensation expense through the first quarter of fiscal 2009. The net reversal of share-based compensation expense in the first quarter of fiscal 2007, resulted in the reversal of previously recognized share-based compensation expense, due to pre-vesting forfeitures (in excess of amounts previously estimated), and such reversal exceeded the amount of expense recorded for other awards. We allocated share-based compensation as follows:

	Three months ended September 30,
	2007	2006	Change
	(in thousands)
Cost of product sales	$44	$1	$43
Sales and marketing	161	(339)	500
Research and development	53	(64)	117
General and administrative	121	165	(44)
	$379	$(237)	$616

Sales and Marketing Expenses. Sales and marketing expenses decreased to $6.7 million during the first quarter of fiscal 2008 from $8.8 million during the first quarter of fiscal 2007. The decrease of approximately $2.1 million, or 23.9%, was primarily a result of (i) a decrease of approximately $2.0 million in employee and related expenses (including travel and sales commissions) from a decrease in average headcount by 34 employees associated with our fiscal 2007 restructurings and realignment of our sales force, (ii) a decrease of $161,000 in contractors’ fees, and (iii) a $191,000 reduction in development expenses. These reductions were offset by an increase of $500,000 in share-based compensation expense associated with options granted in August 2007 compared to a net reversal of share-based compensation expense in the first quarter of fiscal 2007 that was associated with awards that canceled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology.

Research and Development Expenses. Research and development expenses decreased to $1.9 million during the first quarter of fiscal 2008 from $4.9 million during the first quarter of fiscal 2007. The decrease of approximately $3.0 million, or 61.2%, was primarily a result of (i) a decrease of approximately $1.7 million in employee and related expenses associated with a decrease in average headcount by 40 employees associated with our fiscal 2007 restructurings, and (ii) a decrease of $1.2 million in new product development expenses due to the completion of scheduled R&D projects. These reductions were partially offset by a $117,000 increase in share-based compensation expense associated with options granted in August 2007 compared to a net reversal of share-based compensation expense in the first quarter of fiscal 2007. During the first quarter of fiscal 2007, the net reversal was associated with awards that canceled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology.

General and Administrative Expenses. General and administrative expenses decreased to $2.5 million during the first quarter of fiscal 2008 from $3.8 million for the first quarter of fiscal 2007. The decrease of approximately $1.3 million, or 34.2%, was primarily due to (i) a decrease of approximately $334,000 in employee and related expenses associated with a decrease in average headcount by 12 employees associated with our fiscal 2007 restructurings, (ii) a reduction of $531,000 in legal fees which were significantly higher in the first quarter of fiscal 2007 due to the accumulation of our shares by a competitor (and related issues), and (iii) a decrease of $261,000 in audit, tax and consulting fees, which were higher in the first quarter of fiscal 2007 due to audit over-runs and audit expense related to the material weakness we reported at the end of fiscal 2006.

Impairment of Acquired Technology. In the first quarter of fiscal 2007, we recorded an impairment charge of $8.4 million related to the technology acquired from Zetta Systems, Inc. (Zetta) in August 2005. As more fully discussed in Note 2 in the accompanying unaudited consolidated condensed financial statements, management performed an impairment analysis of the technology acquired from Zetta, in accordance with SFAS No. 144, and concluded that the asset was not recoverable and that an impairment loss of the full remaining intangible asset should be recognized as of September 30, 2006.

Interest Income. Interest income totaled $289,000 during the first quarter of fiscal 2008 compared to $697,000 during the first quarter of fiscal 2007. The decrease of approximately $408,000, or 58.5%, is due to lower average investment balances when compared to the first quarter of fiscal 2007.

Liquidity and Capital Resources. At September 30, 2007, we had $23.8 million of cash, cash equivalents and short-term investments, compared to $22.8 million at June 30, 2007. We have no other unused sources of liquidity at this time.

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred losses since the fourth quarter of fiscal 2005, and negative cash flows from operating activities from the fourth quarter of fiscal 2005 through the third quarter of fiscal 2007. We reversed that trend in the fourth quarter of fiscal 2007, and in the first quarter of fiscal 2008 we generated $1.2 million in cash from operating activities. At September 30, 2007, we had cash, cash equivalents and short-term investments of $23.8 million, an increase of $1.0 million from cash, cash equivalents and short-term investments at June 30, 2007.

We operate in a highly competitive market characterized by rapidly changing technology. During fiscal 2008, we expect negative cash from operating activities and to continue to incur losses as we rebuild our sales force and introduce and market our new products. However, we expect to increase inventory turns and further reduce our inventory levels. Management expects that this reduction in inventory levels, our current balance of cash, cash equivalents and short-term investments, and anticipated funds from operations will be sufficient to fund our operations for the next twelve months. We need to generate additional revenue, improve our gross profit margins and reduce operating expenses to be profitable in future periods. Our recent history of net losses could cause current or potential customers to defer new orders with us or select other vendors, and may cause suppliers to require terms that are unfavorable to us. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding which (i) could have a material adverse effect on the market value of our common stock, (ii) we may not be able to obtain in the necessary time frame to avoid disruptions to our business or on terms favorable to us, if at all, or (iii) may be inadequate to enable us to continue to conduct business. If needed, failure to raise such additional funding may adversely affect our ability to achieve our longer term business objectives.

During the first quarter of fiscal 2008, we generated cash from operating activities of approximately $1.2 million compared to cash used in operating activities of $12.1 million during the first quarter of fiscal 2007. The change of $13.3 million was primarily due to the decrease in our net loss of $15.5 million for the first quarter of fiscal 2007 to $4.5 million during the first quarter of fiscal 2008. Also contributing to the improvement was an increase in accounts payable of $2.9 million during the first quarter of fiscal 2008 compared to an increase of $946,000 during the same period in fiscal 2007. Additionally, we reduced our inventories by $1.6 million during the first quarter of fiscal 2008 compared to an increase in inventories of $3.4 million during the first quarter of fiscal 2007. The decrease in inventories in fiscal 2008 was due to cost savings measures we implemented during the second half of fiscal 2007. The increase in inventories during the first quarter of fiscal 2007 was due to our transition back to in-house manufacturing.

Cash used in investing activities was $2.7 million for the first quarter of fiscal 2008 compared to $2.9 million for the first quarter of fiscal 2007. During the first quarter of fiscal 2008, we used net cash of approximately $2.4 million for the purchase of short-term investments, net of proceeds from the maturities and sales of investments. During the first quarter of fiscal 2007, we used net cash of approximately $753,000 for the purchase of short-term investments, net of proceeds from the maturities and sales of investments. Capital expenditures during the first quarter, of fiscal 2008 and 2007 totaled $269,000 and $2.1 million, respectively. During the first quarter of fiscal 2007, such expenditures were primarily associated with computers, machinery and equipment to support new product development and the transition of manufacturing back in-house.

We generated cash from our financing activities of $17,000 during the first quarter of fiscal 2008 in comparison to cash used in financing activities of $2.6 million during the first quarter of fiscal 2007. During the first quarter of fiscal 2008, cash provided by financing activities was primarily the result of the purchase of shares of our common stock through our 2006 Employee Stock Purchase Plan (ESPP). During the first quarter of fiscal year 2007, cash used in financing activities was primarily the result of the repurchase of 373,000 shares of our stock under our repurchase program for $2.7 million. This use of cash was slightly offset by the exercise of options and the purchase of shares of our common stock under our ESPP for aggregate proceeds of $89,000.

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

Recent Accounting Pronouncements

See Note 12 to our consolidated condensed financial statements (unaudited) for information about recent accounting pronouncements.

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

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the first quarter of fiscal 2008, total interest income was $289,000 with investments yielding an annual average of 5.1% on a worldwide basis. The interest rate level was down approximately 10 basis points from 5.2% in the first quarter of fiscal 2007. If a comparable increase or decrease in overall interest rates (10 basis points) were to occur in the remainder of fiscal 2008, our interest income would increase or decrease approximately $25,000, assuming consistent investment levels. If interest rates were to fluctuate (increase or decrease) by 10%, or 50 basis points, we could expect a corresponding fluctuation in interest income of approximately $85,000.

The table below presents the cash, cash equivalents and short-term investment balances and related weighted-average interest rates at the end of the first quarter of fiscal 2008. The cash, cash equivalents and short-term investment balances approximate fair value (in thousands):

	Approximate Market Value	Weighted- Average Interest Rate

Cash and cash equivalents	$16,075	4.6%
Short-term investments:
Less than 1 year	—	—
Due in 1 - 2 years	—	—
Due in 2 - 5 years	281	4.0
Due after 5 years	7,492	5.3
	$23,848	4.8%

The table above includes the U.S. dollar equivalent of cash, cash equivalents and short-term investments, including $1.5 million and $431,000 equivalents denominated in the British pound and the euro, respectively.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first quarter of fiscal 2008 was not material.

Item 4. — Controls and Procedures

Not applicable

Item 4T. — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The failure to attract, retain and motivate key personnel, including sales personnel, could have a significant adverse impact on our operations.

We have experienced significant changes in our senior management. In August 2007, our board of directors appointed Vernon A. LoForti, who had served as our chief financial officer since December 1995, as our new President and Chief Executive Officer. Kurt L. Kalbfleisch, who had served in our finance department since December 1994, was appointed as our vice president of finance in July 2007, and was appointed by our board of directors to the additional position of Interim Chief Financial Officer in August 2007. These changes may be a distraction to other senior management, business operations, commercial partners and customers. Additionally, we have experienced a prolonged period of operating losses and declines in our stock price and cash position which has affected and may continue to affect employee morale and retention. In April 2007, we reduced our workforce by 14% worldwide. Further turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. We are also in the process of rebuilding our sales force, and failure to hire sales personnel in satisfaction of our forecasted amounts may negatively affect our growth and prospects. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. We cannot guaranty that we will continue to successfully attract or retain the key personnel we need, or be able to maintain an optimal workforce size. Any inability to attract, retain or motivate such personnel or address manpower constraints as needed could materially adversely affect our future operating results and financial position. We do not currently maintain any key-man insurance for any of our employees.

Item 6. — Exhibits

10.1	*	Employment letter with Robert Farkaly dated April 20, 2007.

10.2	*	Employment letter with Kurt L. Kalbfleisch dated July 23, 2007.

10.3	*	Amended and Restated Employment Agreement dated September 27, 2007 with Vernon A. LoForti (incorporated by reference to the Form 8-K we filed October 1, 2007).

10.4	*	Amended and Restated Retention Agreement with Vernon A. LoForti dated September 27, 2007 (incorporated by reference to the Form 8-K we filed October 1, 2007).

10.5	*	Amended and Restated Retention Agreement with Robert Farkaly dated September 27, 2007.

10.6	*

Form of Amended and Restated Retention Agreement dated September 27, 2007 with W. Michael Gawarecki, Kurt L. Kalbfleisch and Robert Scroop (incorporated by reference to the Form 8-K we filed October 1, 2007).

10.7	*	Summary Sheet of Director and Executive Officer Compensation.

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

OVERLAND STORAGE, INC.

Date: November 1, 2007	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Vice President of Finance, Interim Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of registrant)