Form 10-Q
period 2007-12-30
OVERLAND STORAGE INC
filed 2008-02-01
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

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

As of January 23, 2008, there were 12,756,466 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended December 30, 2007

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net revenue:
Product revenues	$29,161	$42,184	$56,819	$80,104
Service revenues	4,649	4,026	9,590	7,682
Royalty fees	250	550	552	801
	34,060	46,760	66,961	88,587
Cost of product revenue	23,629	36,530	47,513	70,689
Cost of service revenue	2,649	2,371	5,194	4,741
Gross profit	7,782	7,859	14,254	13,157

Operating expenses:
Sales and marketing	7,898	9,472	14,561	18,225
Research and development	3,317	4,167	5,257	9,049
General and administrative	2,658	3,435	5,181	7,274
Impairment of acquired technology	—	—	—	8,411
	13,873	17,074	24,999	42,959
Loss from operations	(6,091)	(9,215)	(10,745)	(29,802)

Other income (expense):
Interest income	242	482	531	1,179
Other expense, net	(500)	(227)	(601)	(322)
Loss before income taxes	(6,349)	(8,960)	(10,815)	(28,945)
Provision for (benefit from) income taxes	155	(71)	210	(59)
Net loss	$(6,504)	$(8,889)	$(11,025)	$(28,886)

Net loss per share:
Basic and diluted	$(0.51)	$(0.70)	$(0.86)	$(2.25)

Shares used in computing net loss per share:
Basic and diluted	12,756	12,735	12,755	12,850

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets

(In thousands)

	December 31, 2007	June 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,393	$17,503
Short-term investments	7,196	5,322
Accounts receivable, less allowance for doubtful accounts of $407 and $374, as of December 31, 2007 and June 30, 2007, respectively	21,580	22,572
Inventories	17,200	20,556
Deferred tax assets	185	185
Other current assets	7,164	6,953
Total current assets	66,718	73,091

Property and equipment, net	9,673	11,052
Intangible assets, net	865	1,731
Other assets	2,247	2,179
Total assets	$79,503	$88,053

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,742	$8,094
Accrued liabilities	16,448	15,773
Accrued payroll and employee compensation	3,060	3,122
Income taxes payable	154	402
Accrued warranty	6,078	6,134
Total current liabilities	34,482	33,525

Deferred tax liabilities	185	185
Other liabilities	6,030	5,233
Total liabilities	40,697	38,943

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, no par value, 45,000 shares authorized; 12,756 and 12,748 shares issued and outstanding, as of December 31, 2007 and June 30, 2007, respectively	68,539	67,841
Accumulated other comprehensive income	196	91
Accumulated deficit	(29,929)	(18,822)
Total shareholders’ equity	38,806	49,110
Total liabilities and shareholders’ equity	$79,503	$88,053

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2007	2006
	(Unaudited)
Operating activities:
Net loss	$(11,025)	$(28,886)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of acquired technology	—	8,411
Depreciation and amortization	2,409	3,094
Deferred tax provision	—	(134)
Share-based compensation	681	(464)
Loss on short-term investments	528	23
Changes in operating assets and liabilities:
Accounts receivable	992	(1,524)
Inventories	3,356	(10,721)
Accounts payable and accrued liabilities	1,267	1,451
Accrued payroll and employee compensation	(62)	257
Other assets and liabilities, net	438	557
Net cash used in operating activities	(1,416)	(27,936)

Investing activities:
Purchases of short-term investments	(8,100)	(44,025)
Proceeds from maturities of short-term investments	4,496	60,936
Proceeds from sales of short-term investments	1,243	2,576
Capital expenditures	(414)	(2,851)
Net cash (used in) provided by investing activities	(2,775)	16,636

Financing activities:
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plan	17	89
Repurchase of common stock	—	(2,722)
Net provided by (used in) financing activities	17	(2,633)
Effect of exchange rate changes on cash	64	164
Net decrease in cash and cash equivalents	(4,110)	(13,769)
Cash and cash equivalents, beginning of period	17,503	20,315
Cash and cash equivalents, end of period	$13,393	$6,546

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the Company) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company operates its business in one operating segment.

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. The Company’s last fiscal year is considered to have ended June 30, 2007. The Company’s second quarter of fiscal 2008 ended December 30, 2007; however, for ease of presentation it is considered to have ended December 31, 2007. For example, references to the second quarter of fiscal 2008, the three months ended December 31, 2007, the first half of 2008 and the six months ended December 31, 2007 refer to the fiscal period ended December 30, 2007. The Company’s second quarter of fiscal 2007 ended December 31, 2006. The second quarter of fiscal 2008 and the second quarter of fiscal 2007 each contained 13 weeks.

In the opinion of management, these statements include all the normal recurring adjustments necessary to state fairly our consolidated condensed results of operations, financial position and cash flows as of December 31, 2007 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended July 1, 2007. The results reported in these consolidated condensed financial statements for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

The year end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Reclassification

Since the third quarter of fiscal 2007, service revenue has exceeded 10% of total net revenue. Consequently, the Company is now required to separately disclose service revenue in a separate line item in its consolidated condensed statement of operations. Prior year revenue has been reclassified for consistency with current period presentation. This reclassification had no impact on reported results of operations, financial position or cash flows.

Due to the other-than temporary impairment charge of $492,000 on the Company’s auction rate securities in the second quarter of fiscal 2008, losses on short-term investments are now disclosed in a separate line item in the consolidated condensed statement of cash flows. Consequently, prior year realized losses on short-term investments have been reclassified for consistency with current period presentation. This reclassification had no impact on reported results of operations, financial position or cash flows.

Note 2 — Asset Impairment and Restructuring

Asset Impairment

In August 2005, the Company acquired all of the outstanding stock of Zetta Systems, Inc. (Zetta). Zetta developed data protection software that was incorporated into the Company’s ULTAMUS® Pro storage appliance which was launched in the first quarter of fiscal 2007. ULTAMUS Pro did not generate revenue subsequent to its launch. On October 25, 2006, the Company’s Board of Directors approved the closure of the Zetta-related software development office near Seattle, Washington and the elimination of the ULTAMUS Pro product from future forecasts and sales commission goals.

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

The October 2006 reduction in workforce included a closure of the Company’s leased software development facility near Seattle, Washington, which lease expired on October 31, 2007. In the third quarter of fiscal 2007, the Company recorded a charge of $42,000 to research and development expense for the estimated fair value of the liability associated with this location that the Company ceased using in March 2007.

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

The following table summarizes the activity and balances of accrued restructuring charges through December 31, 2007 (in thousands):

	Employee Related	Facilities	Total

Balance at June 30, 2007	$53	$24	$77
Cash payments	(53)	(24)	(77)
Balance at December 31, 2007	$—	$—	$—

Note 3 — Short-Term Investments

The following table summarizes short-term investments by security type (in thousands). For all periods presented the Company had no unrecorded unrealized losses:

December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

Auction rate securities	$4,508	$—	$4,508
Asset-backed securities	2,647	41	2,688
	$7,155	$41	$7,196

June 30, 2007

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

Asset-backed securities	$4,322	$—	$4,322
Auction rate securities	1,000	—	1,000
	$5,322	$—	$5,322

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	December 31, 2007	June 30, 2007

Less than one year	$—	$—
Due in one to two years	—	—
Due in two to five years	260	329
Due after five years	6,936	4,993
	$7,196	$5,322

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other expense, net, in the accompanying consolidated condensed statement of operations.

The following table summarizes gross realized gains and gross realized losses on the Company’s short-term investments (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Realized losses
Realized from sale of short-term investments	$—	$(23)	$(16)	$(23)
Impairment under SFAS No. 115-1 and 124-1	(512)	—	(512)	—
	$(512)	$(23)	$(528)	$(23)

In accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company performed a review of its investments that were in an unrealized loss position at the end of its second quarter of fiscal 2008. Based upon this review, management determined the losses to be other-than-temporary and recorded an impairment charge of approximately $20,000, pre-tax, on its investments, during the second quarter of fiscal 2008. The impairment is recorded in other expense, net, in the consolidated condensed statement of operations.

As of December 31, 2007, the Company held auction rate securities, purchased as highly rated (AAA) investment grade securities, with a par value of $5.0 million which are collateralized by corporate debt obligations. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact sub prime mortgages have had on liquidity in the investment markets. As a result, the Company recognized an other-than-temporary impairment loss of $492,000, pre-tax, on these investments during the three month period ended December 31, 2007. The impairment is recorded in other expense, net, in the consolidated condensed statement of operations. As allowed by SFAS No. 115, the Company elected to estimate the fair value of the auction rate securities using a probability-weighted discounted cash flow analysis. Assumptions used by the Company included estimates of  (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities and (iii) cash flow streams. If the auctions continue to fail, or the Company determines that one or more of the assumptions used in the estimate needs to be revised, the Company may be required to record an additional impairment on these securities in the future.

Note 4 — Composition of Certain Financial Statement Captions

The following table summarizes inventories (in thousands):

	December 31, 2007	June 30, 2007

Raw materials	$9,189	$11,539
Work in process	953	1,134
Finished goods	7,058	7,883
	$17,200	$20,556

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

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Options outstanding and ESPP purchase rights	2,326	2,033	2,434	2,289
Restricted stock awards outstanding	—	28	—	58

Note 6 — Comprehensive Loss

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized losses on available-for-sale securities, which are charged or credited to accumulated other comprehensive income within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Net loss	$(6,504)	$(8,889)	$(11,025)	$(28,886)
Change in foreign currency translation	(2)	40	64	104
Change in unrealized gain on short-term investments	9	27	41	123
Total comprehensive loss	$(6,497)	$(8,822)	$(10,920)	$(28,659)

Note 7 — Income Taxes

FIN No. 48 Implementation

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

The Company adopted the provisions of FIN No. 48 on June 30, 2007. The total liability, including a reduction for income tax receivables, for unrecognized tax benefits as of the date of adoption was $402,000. As a result of the implementation of FIN No. 48, the Company recognized an increase in the liability for unrecognized tax benefits in the amount of $82,000, with a corresponding increase in its accumulated deficit. In addition, the Company reduced its gross deferred tax assets by $80,000 for unrecognized tax benefits, which was offset by a reduction in its valuation allowance by the same amount.

Included in the balance of unrecognized tax benefits at December 31, 2007, are $742,000 of tax benefits that may affect the effective tax rate, if recognized. Of this amount, $332,000 of tax benefit may also be impacted by an increase in the valuation allowance with no net affect on the effective tax rate, depending upon the Company’s financial condition at the time the benefits are recognized.

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

The Company is subject to taxation in the United States, various state and foreign tax jurisdictions. Generally, the Company’s tax returns for fiscal 2004 and forward are subject to examination by the U. S. federal tax authorities and fiscal 2003 and forward are subject to examination by state tax authorities.

During the first half of fiscal 2008, the Company’s liability for unrecognized tax benefits did not materially change.

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

Note 8 — Bank Borrowings and Debt Arrangements

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue

Liability at June 30, 2007	$6,134	$11,453
Settlements made during the period	(1,201)	(6,163)
Change in liability for warranties issued during the period	1,027	8,125
Change in liability for preexisting warranties	118	(1)
Liability at December 31, 2007	$6,078	$13,414

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at December 31, 2007 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Note 10 — Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2007	June 30, 2007

Acquired technology	$20,594	$20,594
Impairment of Zetta acquired technology	(8,411)	(8,411)
Adjusted cost basis	12,183	12,183
Accumulated amortization	(11,318)	(10,452)
	$865	$1,731

As a result of the impairment of the Zetta technology, intangible assets at December 31, 2007 consist solely of the remaining unamortized balance of the technology acquired in the June 2003 acquisition of Okapi Software, Inc. (Okapi). Amortization expense of intangible assets was $433,000 during both the second quarter of fiscal 2008 and 2007, respectively.

Amortization expense of intangible assets was $866,000 and $1.6 million during the first half of fiscal 2008 and 2007, respectively. The technology acquired from Okapi is being amortized over five years. The technology acquired from Zetta was being amortized over four years before its impairment in the first quarter of fiscal 2007. The remaining amortization expense for the Okapi intangible asset, approximately $865,000, will be amortized through the remainder of fiscal 2008.

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

Stock Options and Employee Stock Purchase Plan

During the first half of fiscal 2008 and fiscal 2007, respectively, the Company issued approximately 8,000 and 10,000, shares of common stock purchased through the Company’s Employee Stock Purchase Plan.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (the Company’s fiscal year ending July 4, 2010). Management is currently evaluating the impact, if any, SFAS No. 141(R) will have on its consolidated financial position, results of operations and cash flows.

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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion in this section contains statements of a forward-looking nature relating to future events or our future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this report, including the matters set forth in Part II, Item 1A. —  Risk Factors, which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

•                  the NEO SERIES® and ARCVault® family of tape backup and archive appliances.

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

Declining sales to HP. In August 2005, our largest OEM customer, Hewlett Packard Company (HP), notified us that it had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. Although HP will continue to purchase the tape automation products currently supplied by us for some time, the alternate supplier’s product has replaced a significant portion of those purchases. Although we believe that sales to HP will continue to decline through fiscal 2008, HP has recently relaunched the tape automation products supplied by us with support for HP’s new LTO4 tape drives, which may slow the rate of replacement of our supplied products by the alternate supplier’s product. Revenue from HP in the second quarter of fiscal 2008 grew in 8.1% higher compared to the first quarter of fiscal 2008.

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

•                  In October 2005, we announced that we would supply Dell with our next generation tape library that was under development (ARCVault). We spent considerable resources during the ensuing year to complete the development of this tape library and to meet Dell’s specifications and other requirements. In October 2006, we were notified by Dell of its intent to terminate the supply agreement. Shipments of the tape libraries had not yet commenced at that date but were expected to begin shortly.

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

Related in large part to the overall decline in HP revenue, we reported net revenue of $67.0 million for the first half of fiscal 2008, compared with $88.6 million for the first half of fiscal 2007. The decline in net revenue resulted in a net loss of $11.0 million, or $0.86 per share, for the first half of fiscal 2008 compared to a net loss of $28.9 million, or $2.25 per share, for the first half of fiscal 2007.

Positive trends. Despite the disappointing financial results in recent quarters, we continue to achieve a number of financial and operational objectives some of which we believe will assist us in our efforts to regain profitability:

•                  Excluding a $1.3 million charge for software code which we expect to incorporate into a new product currently under development, operating expenses, excluding sales and marketing expenses, continued to decrease compared to the first quarter of fiscal 2008 through continued strict expense control efforts. Sales and marketing expenses increased 18.5% compared to the first quarter of fiscal 2008 as we launched new products and began rebuilding our sales force. Operating expenses for the quarter ended December 31, 2007 were $13.9 million compared to $17.1 million for the quarter ended December 31, 2006 and $11.1 million for the quarter ended September 30, 2007. Operating expenses for the six months ended December 31, 2006 included an $8.4 million impairment of the technology, acquired from Zetta.

•                  For the third consecutive quarter we have reduced inventory levels from the record high levels reached during the second and third quarters of fiscal 2007.  We continue to target aggressively inventory levels and push toward higher inventory turns. Our turn rate has increased during the last two quarters.

•                  Having completed the transfer of manufacturing back to our headquarters in San Diego in February 2007, our product lead times have been reduced to target levels and we believe that we have regained our reputation for timely delivery of quality products. We also have resolved the backlog issues that arose during the outsourced period.

•                  In the first half of fiscal 2008, we have launched three new products: the REO® 4500c, in late September 2007, the REO 9100c, in October 2007, and the REO 9500D, in November 2007. We have additional REO products scheduled for launch in the second half of fiscal 2008. We expect these new REO products to contribute to an improvement in branded sales in future periods.

Liquidity and capital resources. Historically, our primary source of liquidity has been cash generated from operations. Despite incurring a net loss of $6.5 million during the second quarter of fiscal 2008, we only used $1.4 million in cash to fund our operating activities. Our cash, cash equivalents and short-term investments balance decreased by $3.3 million compared to the balance at September 30, 2007 and $2.2 million at June 30, 2007. At December 31, 2007, we had $20.6 million of cash, cash equivalents and short-term investments, compared to $22.8 million at June 30, 2007. We have no other unused sources of liquidity at this time. Cash management and preservation will continue to be a top priority: however, we expect to incur negative operating cash flows during the remainder of fiscal 2008 as we introduce and market our new products.

Industry trends. Historically, magnetic tape has been used for all forms of data backup and recovery, because magnetic tape was, and still is, the only cost-effective, “removable,” high capacity storage media that can be taken off-site to ensure that data is safeguarded in case of disaster. For a number of years now, we have held a market-leading position in mid-range tape automation with our flagship NEO® products, and sales of tape automation appliances have represented more than 65% of our revenue for all periods presented. In the fourth quarter of fiscal 2005, we commenced development of ARCVault, our new tape automation platform. The first two products in the ARCVault family were launched in July 2006 with the final product launched in April 2007. Net revenue from ARCVault products represented 9.7% and 6.6%, respectively, during the fiscal quarters ended December 31, 2007 and December 31, 2006, respectively. Although we expect that tape solutions will continue to be the anchor of the data protection strategy at most companies for some time, tape backup is time consuming and often unreliable and inefficient. The process of recovering data from tape is also time consuming and inefficient. Ultimately, we expect that tape will be relegated to an archival role for infrequently accessed data, and that companies will focus more on disk-based solutions moving forward to protect data that needs to be accessed.

Recent Developments

As noted in our annual report on Form 10-K, we have also been working to complete the update of all of our REO products with new hardware platforms that we believe will (i) boost the speed, performance and capacity of this product set, and (ii) be compliant with the European Union directive on the Restriction of the use of Certain Hazardous substances in Electrical and Electronic Equipment (RoHS). In October 2007 and November 2007, we launched two more of these new products, the REO 9100c and the REO 9500D, respectively.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007. We discuss our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended July 1, 2007. Unless otherwise described below, there have been no significant changes in our critical accounting policies and estimates.

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

Available-for-Sale Securities

Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with Emerging Issues Task Force Issue No. 03-1 and FSP FAS 115-1 and 124-1,The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and, (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.

We hold two auction-rate securities (ARS) which are collateralized by corporate debt obligations. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 30 days. As of December 30, 2007, our auction-rate securities had experienced failed auctions and were considered to have experienced an other-than-temporary decline in fair value.

Significant judgment is required in determining the fair value of investments, when no quoted prices exist. As allowed by SFAS No. 115, we elected to estimate the fair value of the auction rate securities using a probability-weighted discounted cash flow analysis. Assumptions used by us included estimates of  (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities and (iii) cash flow streams. If the auctions continue to fail, or we determine that one or more of the assumptions used in the estimate needs to be revised, we may be required to record an additional impairment on these securities in the future. If the discount rate used in our assumptions increased or decreased all other assumptions remaining constant, by 100 basis points, the fair value of the ARS at December 30, 2007, would have decreased or increased by approximately $0.2 million with a corresponding increase or decrease in the impairment loss. Alternatively, if an increase or decrease of approximately one year in the probability-weighted average length of time to a successful auction or redemption occurred, all other assumptions remaining constant, the fair value of the ARS would have decreased or increased by approximately $0.1 million with a corresponding increase or decrease in the impairment loss.

Results of Operations

The following tables set forth certain financial data as a percentage of net revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	77.2	83.2	78.7	85.1
Gross profit	22.8	16.8	21.3	14.9
Operating expenses:
Sales and marketing	23.2	20.3	21.7	20.6
Research and development	9.7	8.9	7.9	10.2
General and administrative	7.8	7.3	7.7	8.2
Impairment of acquired technology	—	—	—	9.5
	40.7	36.5	37.3	48.5
Loss from operations	(17.9)	(19.7)	(16.0)	(33.6)
Other income, net	(0.7)	0.5	(0.2)	0.9
Loss before income taxes	(18.6)	(19.2)	(16.2)	(32.7)
Provision for (benefit from) income taxes	0.5	(0.2)	0.3	(0.1)
Net loss	(19.1)%	(19.0)%	(16.5)%	(32.6)%

A summary of the sales mix by product follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Tape based products:
NEO Series	57.6%	71.0%	57.2%	70.3%
ARCVault Series	9.7	6.6	9.2	6.0
Other	0.1	0.6	0.1	2.2
	67.4	78.2	66.5	78.5
Service	13.6	8.6	14.3	8.7
Spare parts and other	9.6	6.5	9.3	6.1
Disk based products (1)	8.8	5.5	9.3	5.8
VR(2)	0.6	1.2	0.6	0.9
	100.0%	100.0%	100.0%	100.0%

(1) Includes REO SERIES and ULTAMUS SERIES products.

The second quarter of fiscal 2008 compared to the second quarter of fiscal 2007

Net revenue. Net revenue decreased to $34.1 million during the second quarter of fiscal 2008 from $46.8 million during the second quarter of fiscal 2007, a decrease of approximately $12.7 million, or 27.1%. This decrease was primarily the result of anticipated lower OEM revenue, specifically from HP and reflecting the previously announced transition by HP to an alternate supplier. In our branded channel, by geographic area, the majority of the decrease in net revenue was attributable to our Asia Pacific (APAC) and Europe, Middle East and Africa (EMEA) regions. This decrease was partially offset by increases in net revenue in our Americas region.

Product revenue

Net product revenue from OEM customers decreased from $22.2 million in the second quarter of fiscal 2007 to $12.9 million in the second quarter of fiscal 2008. The decrease of $9.3 million, or 41.9%, was primarily a result of decreased volumes. Sales to HP represented approximately 36.9% of net revenue in the second quarter of fiscal 2008 compared to 45.7% of net revenue in the second quarter of fiscal 2007.

Net revenue from Overland branded products, excluding service revenue, decreased from $20.0 million during the second quarter of fiscal 2007 to $16.4 million during the second quarter of fiscal 2008. The decrease of $3.6 million, or 18.0%, was due primarily to a decrease in revenue from NEO products of $4.2 million partially offset by an increase in revenue from ULTAMUS products of $0.7 million. The sales of our ULTAMUS products have not yet achieved expected sales volumes. In addition, many of our new sales personnel joined us in the middle of the quarter and our sales team therefore was not at full capacity for the period. The lack of personnel in our sales force during the early part of the quarter affected negatively our sales in the Americas region, in particular.

Service

Service revenue increased to $4.6 million during the second quarter of fiscal 2008 from $4.0 million during the second quarter of fiscal 2007. The increase of $0.6 million, or 15.0%, was due primarily to an increase in the number of warranty contracts sold during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

Royalty fees

Royalty revenue during the second quarter of fiscal 2008 decreased to $0.3 million from $0.6 million during the second quarter of fiscal 2007. This decrease of $0.3 million, or 50.0%, was primarily the result of a decrease in VR(2)® royalties, partially offset by an increase in other royalty fees which we began receiving in the second quarter of fiscal 2007. VR(2) royalties during the second quarter of fiscal 2008 totaled approximately $0.2 million compared to $0.6 million during the second quarter of fiscal 2007.

Gross profit. Gross profit in the second quarter of fiscal 2008 was $7.8 million which nearly equaled the $7.9 million in gross profit reported in the second quarter of fiscal 2007, despite the 27.2% decline in net revenue. The improvement in gross margin (22.8% compared to 16.8%) over the prior year primarily reflects the elimination of charges and redundant costs associated with our terminated outsourced manufacturing arrangement.

Product revenue

Gross profit on product revenue was relatively flat at $5.5 million for the second quarter of fiscal 2008 compared to $5.7 million for the second quarter of fiscal 2007. The completion of the transition of manufacturing back to our San Diego headquarters and a more favorable sales mix by product (reflecting a reduction in net revenue from our OEM customers and a 12.6% increase in net revenue from our branded channel, excluding service, as a percentage of total revenue) each positively affected our gross profit on product revenue for the second quarter of fiscal 2008.

Service

Gross profit on service increased to $2.0 million during the second quarter of fiscal 2008 from $1.7 million during the second quarter of fiscal 2007. The increase of $0.3 million, or 17.6%, was due to revenue from warranty contracts recognized in the second quarter of fiscal 2008 (which increased 38.4% compared to the second quarter of fiscal 2007), while the related costs decreased slightly. This increase in revenue from warranty contracts was slightly offset by a decrease in out of warranty services provided.

Share-based compensation. During the second quarter of fiscal 2008, we recorded share-based compensation expense of approximately $0.3 million compared to a net reversal of $0.2 million of expense during the second quarter of fiscal 2007. Share-based compensation expense increased in the second quarter of fiscal 2008 due to a one-time grant of options in August 2007 for a total of approximately 1.5 million shares to executive officers and key employees as a retention tool.  These options vest monthly for one year and are expected to result in increased share-based compensation expense through the first quarter of fiscal 2009. The net reversal of share-based compensation expense in the second quarter of fiscal 2007 resulted in the reversal of previously recognized share-based compensation expense, due to pre-vesting forfeitures (in excess of amounts previously estimated), and such reversal exceeded the amount of expense recorded for other awards in the second quarter of fiscal 2007. Share-based compensation expense for the second half of fiscal 2008 is expected to be approximately $0.3 million.

We allocated share-based compensation as follows (in thousands):

	Three months ended December 31,
	2007	2006	Change
Cost of product revenue	$42	$1	$41
Sales and marketing	64	37	27
Research and development	53	(25)	78
General and administrative	143	(240)	383
	$302	$(227)	$529

Sales and marketing expense. Sales and marketing expense decreased to $7.9 million during the second quarter of fiscal 2008 from $9.5 million during the second quarter of fiscal 2007. The decrease of approximately $1.6 million, or 16.8%, is primarily due to (i) a decrease of approximately $0.5 million in employee and related expenses (including travel and sales commissions) (from a decrease in average headcount by 10 employees) related to the fiscal 2007 restructurings and the realignment of our sales force, (ii) a $0.8 million reduction in severance primarily associated with the October 2006 restructuring, and (iii) a $0.4 million reduction in development expense and related public relations due to the launch of fewer new products. These reductions were offset by an increase of $0.2 million in trade shows and direct marketing expense.

Research and development expense. Research and development expense decreased to $3.3 million during the second quarter of fiscal 2008 from $4.2 million during the second quarter of fiscal 2007. The decrease of approximately $0.9 million, or 21.4%, is primarily due to (i) a decrease of approximately $1.2 million in employee and related expenses (from a decrease in average headcount by 23 employees) associated with our fiscal 2007 restructurings and closing of our software development office near Seattle, Washington, and (ii) a decrease of $1.1 million in new product development expenses due to the completion of scheduled R&D projects. These reductions were offset by a $1.3 million charge for software code that we expect to incorporate into a new product currently under development.

General and administrative expense. General and administrative expense decreased to $2.7 million during the second quarter of fiscal 2008 from $3.4 million during the second quarter of fiscal 2007. The decrease of approximately $0.7 million, or 20.6%, is primarily due to (i) a decrease of approximately $0.5 million in severance expense, which expense was higher in the second quarter of fiscal 2007 due to the termination of our former president and chief executive officer, (ii) a decrease of $0.4 million in employee and related expenses (from a decrease in average headcount by 13 employees) associated with our fiscal 2007 restructurings, and (iii) a decrease of $0.1 million in audit, tax and consulting fees, half of which expense for the second quarter of fiscal 2007 was related to consulting services provided by our former president and chief executive officer. These reductions were offset by an increase of $0.4 million in share-based compensation expense associated with options granted in August 2007 (compared to a net reversal of share-based compensation expense in the second quarter of fiscal 2007) that was associated with awards canceled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology.

Interest income. Interest income decreased to $0.2 million during the second quarter of fiscal 2008 from $0.5 million during the second quarter of fiscal 2007. The decrease of approximately $0.3 million, or 60.0%, is due to lower cash and investment balances, when compared to the second quarter of fiscal 2007.

Other expense, net. Other expense, net, increased to $0.5 million during the second quarter of fiscal 2008 from $0.2 million during the second quarter of fiscal 2007. During the quarter ended December 31, 2007, we recorded an other-than-temporary impairment loss of $0.5 million, pre-tax, associated with our auction rate securities due to failed auctions. For the quarter ended December 31, 2006, other expense, net, primarily related to changes in foreign currency exchange rates.

The first half of fiscal 2008 compared to the first half of fiscal 2007

Net revenue. Net revenue decreased to $67.0 million during the first half of fiscal 2008 from $88.6 million during the first half of fiscal 2007, a decrease of approximately $21.6 million, or 24.4%. This decrease was primarily the result of anticipated lower OEM revenue, specifically from HP and reflecting the previously announced transition by HP to an alternate supplier. In our branded channel, by geographic area, the majority of the decrease in net revenue was attributable to our Asia Pacific (APAC) and Europe, Middle East and Africa (EMEA) regions. This decrease was partially offset by increases in net revenue in our Americas region.

Product revenue

Net product revenue from OEM customers decreased to $25.0 million in the first half of fiscal 2008 from $44.3 million in the first half of fiscal 2007. The decrease of $19.3 million, or 43.6%, was primarily a result of decreased volumes. Sales to HP represented approximately 36.1% of net total revenue in the first half of fiscal 2008 compared to 48.0% of net total revenue in the first half of fiscal 2007.

Net revenue from Overland branded products, excluding service revenue, decreased to $32.0 million in the first half of fiscal 2008 from $35.8 million during the first half of fiscal 2007. The decrease of $3.8 million, or 10.6%, was due primarily to a decrease in revenue from NEO products of $4.3 million off-set by an increase in revenue from ULTAMUS products of $1.5 million. The sales of our ULTAMUS products have not yet achieved expected sales volumes. In addition, many of our new sales personnel joined in the middle of the second quarter of fiscal 2008 and our sales force was not at full capacity for the period. The lack of personnel in our sales force during most of the first half of fiscal 2008 affected negatively our sales in the Americas region.

Service

Service revenue increased to $9.6 million during the first half of fiscal 2008 from $7.7 million during the first half of fiscal 2007. The increase of $1.9 million, or 24.7%, was primarily due to an increase in the number of warranty contracts sold during the first half of fiscal 2008 compared to the second half of fiscal 2007 and a slight increase in the amount of service performed on out of warranty product.

Royalty fees

Royalty revenue during the first half of fiscal 2008 decreased to $0.6 million from $0.8 million during the first half of fiscal 2007. This decrease of approximately $0.2 million, or 25.0%, was primarily the result of a decrease in VR(2) royalties, partially offset by an increase in other royalty fees, which we began receiving in the second quarter of fiscal 2007. VR(2) royalties during the first half of fiscal 2008 totaled approximately $0.4 million  compared to $0.8 million during the first half of fiscal 2007.

Gross profit. Gross profit in the first half of fiscal 2008 of $14.3 million increased by $1.1 million, or 8.3%, from $13.2 million in the first half of fiscal 2007, despite the 24.4% percent decline in net revenue. The improvement in gross margin (21.3% compared to 14.9%) over the prior year primarily reflects the elimination of charges and redundant costs associated with our terminated outsourced manufacturing arrangement.

Product revenue

Gross profit on product revenue was essentially flat at $9.3 million for the first half of fiscal 2008 compared to $9.4 million for the first half of fiscal 2007, despite a 29.1% decrease in product revenue during the same period. Gross profit for the first half of fiscal 2007 was reduced by (i) a $1.3 million increase in inventory reserves associated with obsolete inventories and components originally acquired for the Dell contract, and (ii) $0.7 million in amortization expense related to the technology we acquired from Zetta, which amortization expense was eliminated upon the impairment of that technology in the first quarter of fiscal 2007.

Service

Gross profit on service increased to $4.4 million during the first half of fiscal 2008 from $2.9 million during the first half of fiscal 2007. The increase of $1.5 million, or 51.7%, was primarily due to the increase in warranty contracts recognized in the first half of fiscal 2008 (which costs increased by 38.8% compared to the first half of fiscal 2007), while related costs decreased slightly.

Share-based compensation. During the first half of fiscal 2008, we recorded share-based compensation expense of approximately $0.7 million compared to a net reversal of $0.5 million of expense during the first half of fiscal 2007. Share-based compensation expense increased in the first half of fiscal 2008 due to a one-time grant of options in August 2007 for a total of approximately 1.5 million shares to executive officers and key employees as a retention tool.  These options vest monthly for one year and are expected to result in increased share-based compensation expense through the first quarter of fiscal 2009. In the first half of fiscal 2007, the net reversal resulted from significant pre-vesting forfeitures (in excess of amounts previously estimated) related to the forfeiture of shares previously granted to two executives and individuals terminated as part of the fiscal 2007 restructuring. The pre-vesting forfeitures resulted in the reversal of previously recognized share-based compensation expense and such reversal exceeded the amount of expense recorded for other awards in the first half of fiscal 2007.

We allocated share-based compensation as follows (in thousands):

	Six months ended December 31,
	2007	2006	Change
Cost of revenue	$86	$3	$83
Sales and marketing	225	(303)	528
Research and development	106	(89)	195
General and administrative	264	(75)	339
	$681	$(464)	$1,145

Sales and marketing expense. Sales and marketing expense was $14.6 million during the first half of fiscal 2008 compared to $18.2 million during the first half of fiscal 2007. The decrease of approximately $3.6 million, or 19.8%, is primarily due to (i) a decrease of approximately $2.6 million in employee and related expenses (including travel and sales commissions) (from a decrease in average headcount by 22 employees) related to our fiscal 2007 restructurings and the realignment of our sales force, (ii) a $0.9 million reduction in severance primarily associated with the fiscal 2007 restructuring, and (iii) a $0.8 million reduction in new product sales development expense and related public relations due to decreased product launch activities in the current year. These decreases were offset by (i) an increase of $0.5 million in share-based compensation expense associated with options granted in August 2007 compared to a net reversal of share-based compensation expense in the second quarter of fiscal 2007 that was associated with awards canceled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology, and (ii) an increase of $0.3 million in advertising expense due to the launch of new products.

Research and development expense. Research and development expense was $5.3 million during the first half of fiscal 2008, compared to $9.0 million during the first half of fiscal 2007. The decrease of approximately $3.7 million, or 41.1%, is primarily due to (i) a decrease of approximately $2.9 million in employee and related expenses (from a decrease in average headcount by 32 employees) related to our fiscal 2007 restructurings, and (ii) a decrease of $1.8 million in new product development expenses due to the completion of scheduled R&D projects. These increases were offset by (i) a $1.3 million charge for software code that we expect to incorporate into a new product that is currently under development, and (ii) an increase of $0.2 million in share-based compensation expense associated with options granted in August 2007 (compared to a net reversal of share-based compensation expense in the first half of fiscal 2007) that was associated with awards canceled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology.

General and administrative expense. General and administrative expense of $5.2 million during the first half of fiscal 2008 decreased from $7.3 million during the first half of fiscal 2007. The decrease of approximately $2.1 million, or 28.8%, is primarily due to (i) a decrease of $0.8 million in employee and related expenses (from a decrease in average headcount by 13 employees) related to our fiscal 2007 restructurings, (ii) a decrease of approximately $0.5 million in severance expense which expense was higher in the second half of fiscal 2007 due to the termination of our former president and chief executive officer, (iii) a decrease of $0.6 million in legal fees which were significantly higher in the first half of fiscal 2007 due to the termination of our former president and chief executive office and the termination of our agreement with our third party manufacturer and (iv) a decrease of $0.3 in audit, tax and consulting fees related to the material weakness we reported at the end of fiscal 2006. These reductions were offset by an increase of $0.3 million in share-based compensation expense associated with options granted in August 2007 (compared to a net reversal of share-based compensation expense in the first half of fiscal 2007) that was associated with awards canceled prior to vesting and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology.

Impairment of acquired technology. In the first quarter of fiscal 2007, we recorded an impairment charge of $8.4 million related to the technology acquired from Zetta in August 2005. As more fully discussed in Note 2 in the accompanying unaudited consolidated condensed financial statements, management performed an impairment analysis of the technology acquired from Zetta, in accordance with SFAS No. 144, and concluded that the asset was not recoverable and that an impairment loss of the full remaining intangible asset should be recognized as of September 30, 2006.

Interest income. During the first half of fiscal 2008, we generated net interest income of $0.5 million compared to $1.2 million during the same period of the prior fiscal year. The decrease of approximately $0.7 million or 58.3% is due to lower cash and investment balances when compared to the same period in fiscal 2007.

Other expense, net. Other expense, net, increased to $0.6 million during the first half of fiscal 2008 from $0.3 million during the first half of fiscal 2007. As previously stated, during the quarter ended December 31, 2007, we recorded an other-than-temporary impairment loss of $0.5 million, pre-tax, associated with our auction rate securities due to failed auctions. For the first half of fiscal 2007, other expense, net, primarily related to changes in foreign currency exchange rates.

Liquidity and Capital Resources.

At December 31, 2007, we had $20.6 million of cash, cash equivalents and short-term investments, compared to $22.8 million at June 30, 2007. We have no other unused sources of liquidity at this time.

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred losses since the fourth quarter of fiscal 2005, and negative cash flows from operating activities from the fourth quarter of fiscal 2005 through the second quarter of fiscal 2008, with the exception of the fourth quarter of fiscal 2007 and first quarter of fiscal 2008, in which we generated cash from operating activities. For the six months ended December 31, 2007, we incurred a net loss of $11.0 million and the balance of cash and short-term investments declined by $2.2 million compared to the balance at June 30, 2007.

We operate in a highly competitive market characterized by rapidly changing technology. During fiscal 2008, we expect negative cash flows from operating activities and to continue to incur losses as we rebuild our sales force and introduce and market our new products. However, we expect to increase inventory turns and further reduce our inventory levels. Management expects that this reduction in inventory levels, our current balance of cash, cash equivalents and short-term investments, and anticipated funds from operations will be sufficient to fund our operations for the next twelve months. We need to generate additional revenue, continue to improve our gross profit margins and reduce operating expenses to be profitable in future periods. Our recent history of net losses could cause current or potential customers to defer new orders with us or select other vendors, and may cause suppliers to require terms that are unfavorable to us. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding which (i) could have a material adverse effect on the market value of our common stock, (ii) we may not be able to obtain in the necessary time frame to avoid disruptions to our business or on terms favorable to us, if at all, or (iii) may be inadequate to enable us to continue to conduct business. If needed, failure to raise such additional funding may adversely affect our ability to achieve our longer term business objectives.

We hold two auction rate securities (ARS) that represent interests in pools of collateralized debt obligations. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. As a result of current negative conditions in the global credit markets, auctions for our $5.0 million investment (at par) in these securities have recently failed to settle on their respective settlement dates. As of December 30, 2007, we have recorded an other-than-temporary impairment loss, of $0.5 million, on our auction rate securities.

To our knowledge, none of our ARS investments have been downgraded. As of December 30, 2007 all of the ARS investments continue to be investment grade quality.

During the first half of fiscal 2008, we used $1.4 million in cash for operating activities compared to $27.9 million used during the first half of fiscal 2007. The change of $26.5 million was primarily due to the improvement in gross profit between periods excluding the one-time non-cash impairment charge for the technology, we acquired from Zetta, in the first quarter of fiscal 2007. Also contributing to the improvement was a $14.1 million change in cash provided by operating activities related to inventories due to a $3.4 million reduction in inventory balances during the first half of fiscal 2008, compared to $10.7 million in cash used for the purchase of inventories during the first half of fiscal 2007. The decrease in inventories in fiscal 2008 was due to cost savings measures we implemented during the second half of fiscal 2007. The increase in inventories during the first half of fiscal 2007 was due to our transition back to in-house manufacturing.

Cash used in investing activities was $2.8 million for the first half of fiscal 2008, compared to cash provided by investing activities of $16.6 million during the first half of fiscal 2007. During the first half of fiscal 2008, we used net cash of approximately $2.4 million for the purchase of short-term investments, net of proceeds from the maturities and sales of investments. During the first half of fiscal 2007, we liquidated some of our investments to support our operations. Capital expenditures during the first half of fiscal 2008 and 2007 totaled $0.4 million and $2.9 million, respectively. During the first half of fiscal 2008, such expenditures were primarily associated with tooling to support new product development. During the first half of fiscal 2007, such expenditures were primarily associated with computers, machinery and equipment to support new product development and the transition of manufacturing back in-house.

We generated cash from our financing activities of $17,000 during the first half of fiscal 2008 in comparison to cash used in financing activities of $2.6 million during the first half of fiscal 2007. During the first half of fiscal 2008, cash provided by financing activities was primarily the result of the purchase of shares of our common stock through our 2006 Employee Stock Purchase Plan (ESPP). During the first half of fiscal year 2007, cash used in financing activities was primarily the result of the repurchase of 373,000 shares of our stock under our repurchase program for $2.7 million. This use of cash was slightly offset by the exercise of options and the purchase of shares of our common stock under our ESPP for aggregate proceeds of $0.1 million.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. Historically, we have not used derivative instruments or engaged in hedging activities. See further discussion of market rate risk in Note 3 to the Notes to the Consolidated Condensed Financial Statements.

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the first half of fiscal 2008, total interest income was $0.5 million with investments yielding an annual average of 5.0% on a worldwide basis. The interest rate level was down approximately 20 basis points from 5.2% in the first half of fiscal 2007. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10%, or 50 basis points, we could expect a corresponding fluctuation in interest income of approximately $0.1 million.

The table below presents the cash, cash equivalents and short-term investment balances and related weighted-average interest rates at the end of the half of fiscal 2008. The cash, cash equivalents and short-term investment balances approximate fair value (in thousands):

	Approximate Market Value	Weighted- Average Interest Rate

Cash and cash equivalents	$13,393	4.2%
Short-term investments:
Due in 2 – 5 years	260	4.0
Due after 5 years	6,936	5.3
	$20,589	4.6

The table above includes the U.S. dollar equivalent of cash, cash equivalents and short-term investments, including $1.6 million and $590,000 equivalents denominated in the British pound and the euro, respectively.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold and services provided in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our revenue and are expected to continue to represent a significant portion of revenue.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first half of fiscal 2008 and the first half of fiscal 2007 resulted in losses of approximately $0.1 million and $0.3 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded an impairment charge during the quarter ended December 30, 2007 to reduce the carrying value of our auction rate securities and we may incur additional impairment charges with respect to auction rate securities in the future.

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction rate securities (ARS) that we classify as short-term investments on our balance sheet. As of December 30, 2007, we held two ARS with a par value of $5.0 million. These securities are collateralized by corporate debt obligations. In the second quarter of fiscal 2008, we recorded an other-than-temporary impairment charge of $0.5 million to reduce the value of our ARS to their estimated fair value of $4.5 million as of December 30, 2007.

To our knowledge, none of our ARS investments have been downgraded. As of December 30, 2007 all of the ARS investments continue to be investment grade quality and are in compliance with our investment policy at the end of the period. If the auctions continue to fail, or we determine that one or more of the assumptions used in estimating the fair value of the ARS needs to be revised, we may be required to record an additional impairment on these securities in the future.

Item 4. — Submission of Matters to a Vote of Security Holders

On November 13, 2007, we held our Annual Meeting of Shareholders in San Diego, California. At the meeting the shareholders elected management’s slate of directors and approved two additional proposals with the following vote distribution:

Item	Affirmative	Negative	Withheld	Broker Non-vote

Election of Board Members
Robert A Degan	10,667,845	—	589,295	—
Vernon A. LoForti	10,650,945	—	606,195	—
Scott McClendon	10,957,138	—	300,002	—
William J. Miller	10,669,545	—	587,595	—
Michael Norkus	10,689,890	—	567,250	—

Other Matters

Approve the Amendment and Restatement of our 2003 Equity Incentive Plan, including an increase in authorized shares and the cancellation of certain outstanding options held by our executive officers and directors.	6,432,626	1,270,359	24,804	3,529,351

Reappoint PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for fiscal 2008	11,102,105	142,175	12,860	—

Item 6. — Exhibits

10.1*	Amended and Restated 2003 Equity Incentive Plan (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on November 16, 2007).

10.2*

Form of Stock Option Cancellation Agreement dated September 27, 2007 entered into with each of Robert Degan, Robert Farkaly, W. Michael Gawarecki, Kurt L. Kalbfleisch, Vernon A. LoForti, Scott McClendon, Michael Norkus and Robert Scroop.

10.3*	Summary Sheet of Director and Executive Officer Compensation.

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

OVERLAND STORAGE, INC.

Date: January 31, 2008	By:	/s/	Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Vice President of Finance, Interim Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of registrant)