Form 10-Q
period 2008-03-30
OVERLAND STORAGE INC
filed 2008-05-01
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

Commission File Number: 000-22071

OVERLAND STORAGE, INC.

(Exact name of registrant as specified in its charter)

California	95-3535285
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4820 Overland Avenue, San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

(858) 571-5555

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐   No ☒

As of April 28, 2008, there were 12,763,679 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended March 30, 2008

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net revenue:
Product revenue	$26,252	$33,187	$83,071	$113,264
Service revenue	5,337	4,268	14,927	11,950
Royalty fees	205	343	757	1,171
	31,794	37,798	98,755	126,385
Cost of product revenue	20,996	30,324	68,513	101,035
Cost of service revenue	3,101	2,442	8,291	7,161
Gross profit	7,697	5,032	21,951	18,189

Operating expenses:
Sales and marketing	7,988	7,408	22,549	25,633
Research and development	1,972	3,351	7,229	12,400
General and administrative	2,409	3,476	7,590	10,750
Impairment of acquired technology	—	—	—	8,411
	12,369	14,235	37,368	57,194
Loss from operations	(4,672)	(9,203)	(15,417)	(39,005)

Other income (expense):
Interest income	177	308	708	1,487
Other expense, net	(369)	(171)	(970)	(493)
Loss before income taxes	(4,864)	(9,066)	(15,679)	(38,011)
Provision for income taxes	71	137	281	78
Net loss	$(4,935)	$(9,203)	$(15,960)	$(38,089)

Net loss per share:
Basic and diluted	$(0.39)	$(0.72)	$(1.25)	$(2.97)

Shares used in computing net loss per share:
Basic and diluted	12,761	12,743	12,757	12,815

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets

(In thousands)

	March 31, 2008	June 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,576	$17,503
Short-term investments	5,570	5,322
Accounts receivable, less allowance for doubtful accounts of $458 and $374, as of March 31, 2008 and June 30, 2007, respectively	18,480	22,572
Inventories	17,264	20,556
Deferred tax assets	185	185
Other current assets	7,960	6,953
Total current assets	63,035	73,091

Property and equipment, net	8,955	11,052
Intangible assets, net	433	1,731
Other assets	2,171	2,179
Total assets	$74,594	$88,053

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,176	$8,094
Accrued liabilities	16,216	15,773
Accrued payroll and employee compensation	2,911	3,122
Income taxes payable	213	402
Accrued warranty	5,669	6,134
Total current liabilities	34,185	33,525

Deferred tax liabilities	185	185
Other liabilities	6,030	5,233
Total liabilities	40,400	38,943

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, no par value, 45,000 shares authorized; 12,764 and 12,748 shares issued and outstanding, as of March 31, 2008 and June 30, 2007, respectively	68,778	67,841
Accumulated other comprehensive income	280	91
Accumulated deficit	(34,864)	(18,822)
Total shareholders’ equity	34,194	49,110
Total liabilities and shareholders’ equity	$74,594	$88,053

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2008	2007
	(Unaudited)
Operating activities:
Net loss	$(15,960)	$(38,089)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of acquired technology	—	8,411
Depreciation and amortization	3,608	4,363
Deferred tax provision	—	(135)
Share-based compensation	911	(166)
Loss on short-term investments, net	795	158
Loss on disposal of fixed asset	—	19
Changes in operating assets and liabilities:
Accounts receivable	4,092	4,438
Inventories	3,292	(10,918)
Accounts payable and accrued liabilities	1,060	(3,137)
Accrued payroll and employee compensation	(211)	(754)
Other assets and liabilities, net	(223)	4
Net cash used in operating activities	(2,636)	(35,806)

Investing activities:
Purchases of short-term investments	(8,100)	(47,525)
Proceeds from maturities of short-term investments	4,528	72,056
Proceeds from sales of short-term investments	2,551	3,626
Capital expenditures	(463)	(3,224)
Net cash (used in) provided by investing activities	(1,484)	24,933

Financing activities:
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plans	26	142
Repurchase of common stock	—	(2,722)
Net cash provided by (used in) financing activities	26	(2,580)
Effect of exchange rate changes on cash	167	176
Net decrease in cash and cash equivalents	(3,927)	(13,277)
Cash and cash equivalents, beginning of period	17,503	20,315
Cash and cash equivalents, end of period	$13,576	$7,038

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

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. The Company’s last fiscal year is considered to have ended June 30, 2007. The Company’s third quarter of fiscal 2008 ended March 30, 2008; however, for ease of presentation it is considered to have ended March 31, 2008. For example, references to the third quarter of fiscal 2008, the three months ended March 31, 2008, the first nine months of fiscal 2008 and the nine months ended March 31, 2008 refer to the fiscal period ended March 30, 2008. The Company’s third quarter of fiscal 2007 ended April 1, 2007. The third quarter of fiscal 2008 and the third quarter of fiscal 2007 each contained 13 weeks.

In the opinion of management, these statements include all the normal recurring adjustments necessary to state fairly our consolidated condensed results of operations, financial position and cash flows as of March 31, 2008 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended July 1, 2007. The results reported in these consolidated condensed financial statements for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

The year end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Reclassification

Due to the other-than temporary impairment charge of $492,000 on the Company’s auction rate securities in the second quarter of fiscal 2008, losses on short-term investments are now disclosed in a separate line item in the consolidated condensed statement of cash flows. Consequently, prior year realized losses on short-term investments have been reclassified within operating activities for consistency with current period presentation. This reclassification had no impact on reported results of operations, financial position or cash flows.

Note 2 — Asset Impairment and Restructuring

Asset Impairment

In August 2005, the Company acquired all of the outstanding stock of Zetta Systems, Inc. (Zetta). Zetta developed data protection software that was incorporated into the Company’s ULTAMUS® Pro storage appliance which was launched in the first quarter of fiscal 2007. ULTAMUS Pro did not generate revenue subsequent to its launch. In October 2006, the Company’s Board of Directors approved the closure of the Zetta-related software development office near Seattle, Washington and the elimination of the ULTAMUS Pro product from future forecasts and sales commission goals.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluated the acquired technology intangible asset for impairment as of September 30, 2006, due to the significant underperformance of the ULTAMUS Pro product subsequent to its launch. Based on the Company’s revised forecasts, the Company concluded that the carrying amount of the asset was not recoverable and an impairment loss should be recognized. An impairment charge equal to the remaining intangible asset balance of $8.4 million was recorded in the first quarter of 2007, as the acquired technology was not considered to have any remaining value. In addition, in the first quarter of fiscal 2007, the Company recorded a write-down of $350,000 to cost of product revenue against specific inventory associated with the ULTAMUS Pro product because it can no longer be used in production.

Restructurings

October 2006 Reduction of Workforce

In the second quarter of fiscal 2007, the Company recorded $962,000 in severance for the termination of 28 employees in connection with an October 2006 reduction in workforce. In the third quarter of fiscal 2007, the Company recorded a net adjustment of $36,000 to severance for foreign employees whose settlements were estimated at the end of the second quarter of fiscal 2007. As of June 30, 2007, all severance was paid. Severance charges are included in sales and marketing expense and research and development expense in the accompanying consolidated condensed statement of operations.

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

April 2007 Cost Reductions and Restructuring of Workforce

In April 2007, the Company announced that it reduced its employee workforce by 14% worldwide, or 54 employees, in accordance with the Company’s initiatives to reduce costs and restructure its workforce. Severance related to the terminated employees was $758,000. As of September 30, 2007, all severance was paid. Severance charges are included in sales and marketing expense, research and development expense and general and administrative expense in the accompanying consolidated condensed statement of operations.

The following table summarizes the activity and balances of accrued restructuring charges through March 31, 2008 (in thousands):

	Employee Related	Facilities	Total

Balance at June 30, 2007	$53	$24	$77
Cash payments	(53)	(24)	(77)
Balance at March 31, 2008	$—	$—	$—

Note 3 — Short-Term Investments

The following table summarizes short-term investments by security type (in thousands). For all periods presented the Company had no unrecorded unrealized losses:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

Auction rate securities	$4,206	$—	$4,206
Asset-backed securities	1,342	22	1,364
	$5,548	$22	$5,570

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

Asset-backed securities	$4,322	$—	$4,322
Auction rate securities	1,000	—	1,000
	$5,322	$—	$5,322

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	March 31, 2008	June 30, 2007

Less than one year	$—	$—
Due in one to two years	260	—
Due in two to five years	—	329
Due after five years	5,310	4,993
	$5,570	$5,322

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other expense, net, in the accompanying consolidated condensed statement of operations.

The following table summarizes gross realized gains and gross realized losses on the Company’s short-term investments (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Realized gains	$35	$—	$35	$—
Realized losses:
Realized from sale of short-term investments	—	(27)	(16)	(51)
Impairment under SFAS No. 115-1 and 124-1	(302)	(107)	(814)	(107)
	$(267)	$(134)	$(795)	$(158)

In accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company performs a review of its investments quarterly. Based upon this review management noted no asset-backed securities in an unrealized loss position at the end of its third quarter of fiscal 2008. In the second quarter of fiscal 2008, management determined losses on its asset-backed securities to be other-than-temporary and recorded an impairment charge of approximately $20,000, pre-tax. This impairment is recorded in other expense, net, in the accompanying consolidated condensed statement of operations.

As of March 31, 2008, the Company held auction rate securities, purchased as highly rated (AAA) investment grade securities, with a par value of $5.0 million which are collateralized by corporate debt obligations. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact sub prime mortgages have had on liquidity in the credit markets. As a result, the Company recognized other-than-temporary impairment losses of $302,000, pre-tax, and $794,000, pre-tax, on these investments during the three and nine month periods ended March 31, 2008, respectively. The impairment losses are recorded in other expense, net, in the consolidated condensed statement of operations. As allowed by SFAS No. 115, the Company elected to estimate the fair value of the auction rate securities using a probability-weighted discounted cash flow analysis. Assumptions used by the Company included estimates of (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities and (iii) cash flow streams. If the auctions continue to fail, or the Company determines that one or more of the assumptions used in the estimate needs to be revised, the Company may be required to record an additional impairment on these securities in the future.

Note 4 — Composition of Certain Financial Statement Captions

The following table summarizes inventories (in thousands):

	March 31, 2008	June 30, 2007

Raw materials	$8,782	$11,539
Work in process	905	1,134
Finished goods	7,577	7,883
	$17,264	$20,556

Note 5 — Net Loss Per Share

Basic net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive securities are comprised of options granted and restricted stock awards issued under the Company’s stock option plans and employee stock purchase plan (ESPP) share purchase rights. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Options outstanding and ESPP share purchase rights	2,492	1,878	2,527	2,096
Restricted stock awards outstanding	—	2	—	28

Note 6 — Comprehensive Loss

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized gains on available-for-sale securities, which are charged or credited to accumulated other comprehensive income within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Net loss	$(4,935)	$(9,203)	$(15,960)	$(38,089)
Change in foreign currency translation	103	8	167	112
Change in unrealized gain on short-term investments	(19)	161	22	284
Total comprehensive loss	$(4,851)	$(9,034)	$(15,771)	$(37,693)

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

The Company adopted the provisions of FIN No. 48 in fiscal 2008. The total liability, including a reduction for income tax receivables, for unrecognized tax benefits as of the date of adoption was $402,000. As a result of the implementation of FIN No. 48, the Company recognized an increase in the liability for unrecognized tax benefits in the amount of $82,000, with a corresponding increase in its accumulated deficit. In addition, the Company reduced its gross deferred tax assets by $80,000 for unrecognized tax benefits, which was offset by a reduction in its valuation allowance by the same amount.

Included in the balance of unrecognized tax benefits at March 31, 2008, are $520,000 of tax benefits that may affect the effective tax rate, if recognized. Of this amount, $161,000 of tax benefit may also be impacted by an increase in the valuation allowance with no net affect on the effective tax rate, depending upon the Company’s financial condition at the time the benefits are recognized.

The Company believes that it is reasonably possible that in the next twelve months, the amount of unrecognized tax benefits may be reduced by up to $151,000. The reduction in unrecognized tax benefits would relate to the settlement of pending claims for refund and the expiration of statute of limitations for certain years.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. Upon adoption of FIN No. 48 and through March 31, 2008, the Company did not record any material amounts of interest or penalties.

The Company is subject to taxation in the United States, various state and foreign tax jurisdictions. Generally, the Company’s tax returns for fiscal 2004 and forward are subject to examination by the U. S. federal tax authorities and fiscal 2003 and forward are subject to examination by state tax authorities.

During the third quarter of fiscal 2008, the Company’s liability for unrecognized tax benefits decreased by $214,000 due to the expiration of statute of limitations for certain years. Of this amount, $171,000 was offset by an increase in the valuation allowance, with no net affect on the effective tax rate.

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

Separately priced extended on-site warranties are offered for sale to customers of all product lines. The Company contracts with third-party service providers to provide service relating to all on-site warranties. Extended warranty revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service revenue, respectively, over the period of the service agreement.

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue

Liability at June 30, 2007	$6,134	$11,453
Settlements made during the period	(1,676)	(9,609)
Change in liability for warranties issued during the period	1,470	12,187
Change in liability for preexisting warranties	(259)	(2)
Liability at March 31, 2008	$5,669	$14,029

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at March 31, 2008 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Note 10 — Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2008	June 30, 2007

Acquired technology	$20,594	$20,594
Impairment of Zetta acquired technology	(8,411)	(8,411)
Adjusted cost basis	12,183	12,183
Accumulated amortization	(11,750)	(10,452)
	$433	$1,731

As a result of the impairment of the Zetta technology, intangible assets at March 31, 2008 consist solely of the remaining unamortized balance of the technology acquired in the June 2003 acquisition of Okapi Software, Inc. (Okapi). Amortization expense of intangible assets was $433,000 during both the third quarter of fiscal 2008 and fiscal 2007, respectively. Amortization expense of intangible assets was $1.3 million and $2.0 million during the first nine months of fiscal 2008 and fiscal 2007, respectively. The technology acquired from Zetta was being amortized over four years before its impairment in the first quarter of fiscal 2007. The technology acquired from Okapi is being amortized over five years. The remaining amortization expense for the Okapi intangible asset, approximately $433,000, will be amortized in the fourth quarter of fiscal 2008.

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

Stock Options and Employee Stock Purchase Plan

During the first nine months of fiscal 2008 and fiscal 2007, respectively, the Company issued approximately 16,000 and 23,000 shares of common stock purchased through the Company’s ESPP.

Note 12 — Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company). In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year (fiscal 2010 for the Company) as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities. Management is currently evaluating the impact, if any, SFAS No. 157 will have on its consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (fiscal 2010 for the Company). Management is currently evaluating the impact, if any, SFAS No. 141(R) will have on its consolidated financial position, results of operations and cash flows.

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

Generation of revenue. We generate the vast majority of our revenue from sales of our data protection appliances. The balance of our revenue is provided by selling spare parts, rendering services to our customers and earning royalties on our licensed technology. Historically, a large share of our product sales have been made through private label arrangements with original equipment manufactures (OEMs), and the remainder have been made through commercial distributors, direct market resellers (DMRs) and value added resellers (VARs) in our branded channel. However, our strategy moving forward is to focus heavily on the delivery of new and expanded products to our branded channel, which historically has produced higher gross margins in comparison to OEM business.

Declining sales to HP. In August 2005, our largest OEM customer, Hewlett Packard Company (HP), notified us that it had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. Although HP will continue to purchase the tape automation products currently supplied by us for some time, the alternate supplier’s product has replaced a significant portion of those purchases. Although we believe that sales to HP will continue to decline, HP has recently relaunched the tape automation products supplied by us with support for HP’s new LTO4 tape drives, which may slow the rate of replacement of our supplied products by the alternate supplier’s product. Revenue from HP in the third quarter of fiscal 2008 decreased 3.4% compared to the second quarter of fiscal 2008, but increased 4.5% compared to the first quarter of fiscal 2008.

Previous setbacks. During fiscal 2007, we experienced significant setbacks related to the outsourcing of our manufacturing to Sanmina-SCI Corporation (Sanmina), our supply contract with Dell Computer (Dell), and the commercialization of the technology we acquired from Zetta Systems, Inc. (Zetta):

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

Related in large part to the overall decline in HP revenue, we reported net revenue of $98.8 million for the first nine months of fiscal 2008, compared with $126.4 million for the first nine months of fiscal 2007. The decline in net revenue resulted in a net loss of $16.0 million, or $1.25 per share, for the first nine months of fiscal 2008 compared to a net loss of $38.1 million, or $2.97 per share, for the first nine months of fiscal 2007.

Positive trends. Despite the disappointing financial results in recent quarters, we continue to achieve a number of financial and operational objectives, some of which we believe will assist us in our efforts to regain profitability:

•                  Operating expenses, excluding sales and marketing expenses, continued to decrease compared to the first quarter of fiscal 2008 due to the completion of a number of material-intensive development projects and continued strict expense control efforts. Operating expenses for the quarter ended March 31, 2008 were $12.4 million compared to $14.2 million for the quarter ended March 31, 2007 and $13.9 million for the quarter ended December 31, 2007 (including a $1.3 million charge for software code which we expect to incorporate into a new product currently under development.)

•                  General and administrative expense has continued to decrease compared to the first and second quarters of fiscal 2008 through continued strict expense control efforts.

•                  Research and development expense in the third quarter of fiscal 2008 also decreased compared to the second quarter of fiscal 2007 excluding the $1.3 million charge (in the second quarter of fiscal 2008) for software code which we expect to incorporate into a new product currently under development.

•                  Sales and marketing expenses increased 1.1% compared to the second quarter of fiscal 2008 and 8.1% compared to the third quarter of fiscal 2008, as we marketed new products and began rebuilding our sales force.

•                  During the third quarter of fiscal 2008, inventory turns and inventory levels remained relatively flat compared to the second quarter of fiscal 2008. We had reduced inventory levels in the prior three consecutive quarters, from the record high levels reached during the second and third quarters of fiscal 2007, in part due to increased turn rates in the first two quarters of fiscal 2008.  We continue to target reducing inventory levels and push toward higher inventory turns.

•                  Having completed the transfer of manufacturing back to our headquarters in San Diego in February 2007, our product lead times have been reduced to target levels and we believe that we have regained our reputation for timely delivery of quality products. We also have resolved the backlog issues that arose during the outsourced period.

•                  In the first nine months of fiscal 2008, we launched three new products: the REO® 4500c, in late September 2007; the REO 9100c, in October 2007; and the REO 9500D, in November 2007. We have additional REO products scheduled for launch through fiscal 2009. We expect these new REO products to contribute to an improvement in branded sales in future periods.

Liquidity and capital resources. Historically, our primary source of liquidity has been cash generated from operations. Despite incurring a net loss of $4.9 million during the third quarter of fiscal 2008, we only used $1.2 million in cash to fund our operating activities. Our cash, cash equivalents and short-term investments balance decreased by $2.1 million compared to the balance at March 31, 2007 and $3.7 million (approximately $0.8 million of which relates to the non-cash other-than-temporary impairment of our auction rate securities) compared to the balance at June 30, 2007. At March 31, 2008, we had $19.1 million of cash, cash equivalents and short-term investments, compared to $22.8 million at June 30, 2007. We have no other unused sources of liquidity at this time. Cash management and preservation will continue to be a top priority. However, we expect to incur negative operating cash flows during the remainder of calendar 2008 as we introduce and market our new products.

Industry trends. Historically, magnetic tape has been used for all forms of data backup and recovery, because magnetic tape was, and still is, the only cost-effective, “removable,” high capacity storage media that can be taken off-site to ensure that data is safeguarded in case of disaster. For a number of years now, we have held a market-leading position in mid-range tape automation with our flagship NEO® products, and sales of tape automation appliances have represented more than 59% of our revenue for all periods presented. In the fourth quarter of fiscal 2005, we commenced development of ARCVault, our new tape automation platform. The first two products in the ARCVault family were launched in July 2006 with the final product launched in April 2007. Revenue from ARCVault products represented 10.2% and 8.1%, respectively, of total net revenue during the fiscal quarters ended March 31, 2008 and March 31, 2007. Although we expect that tape solutions will continue to be the anchor of the data protection strategy at most companies for some time, tape backup is time consuming and often unreliable and inefficient. The process of recovering data from tape is also time consuming and inefficient. Ultimately, we expect that tape will be relegated to an archival role for infrequently accessed data, and that companies will focus more on disk-based solutions moving forward to protect data that needs to be accessed.

Recent Developments

In September 2007, October 2007 and November 2007, we launched three additional REO products, the REO 4500c, the REO 9100c and the REO 9500D, respectively.

In April 2008, we announced the appointment of a Ravi Pendekanti as our Vice President of Worldwide Marketing, a position that had been vacant since October 2007.

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

Available-for-Sale Securities

Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with Emerging Issues Task Force Issue No. 03-1 and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and, (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.

We hold two auction-rate securities (ARS) which are collateralized by corporate debt obligations. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, usually every 30 days. Since July 2007, our auction-rate securities have experienced failed auctions and are considered to have experienced an other-than-temporary decline in fair value. An auction failure means that the parties wishing to sell their securities could not do so.

Significant judgment is required in determining the fair value of investments, when no quoted prices exist. As allowed by SFAS No. 115, we elected to estimate the fair value of the auction rate securities using a probability-weighted discounted cash flow analysis. Assumptions used by us included estimates of (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities and (iii) cash flow streams. If the auctions continue to fail, or we determine that one or more of the assumptions used in the estimate needs to be revised, we may be required to record an additional impairment on these securities in the future. If the discount rate used in our assumptions increased or decreased by 100 basis points, all other assumptions remaining constant, the fair value of the ARS at March 31, 2008, would have decreased or increased by approximately $0.2 million with a corresponding increase or decrease in the impairment loss. Alternatively, if an increase or decrease of approximately one year in the probability-weighted average length of time to a successful auction or redemption occurred, all other assumptions remaining constant, the fair value of the ARS would have decreased or increased by approximately $0.1 million with a corresponding increase or decrease in the impairment loss.

Results of Operations

The following tables set forth certain financial data as a percentage of net revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	75.8	86.7	77.8	85.6
Gross profit	24.2	13.3	22.2	14.4

Operating expenses:
Sales and marketing	25.1	19.6	22.8	20.3
Research and development	6.2	8.9	7.3	9.8
General and administrative	7.6	9.2	7.7	8.5
Impairment of acquired technology	—	—	—	6.7
	38.9	37.7	37.8	45.3
Loss from operations	(14.7)	(24.4)	(15.6)	(30.9)
Other (expense) income, net	(0.5)	0.3	(0.3)	0.8
Loss before income taxes	(15.2)	(24.1)	(15.9)	(30.1)
Provision for income taxes	0.3	0.3	0.3	—
Net loss	(15.5)%	(24.4)%	(16.2)%	(30.1)%

The following table summarizes sales mix by product:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Tape based products:
NEO Series	49.3%	63.6%	54.7%	68.3%
ARCVault Series	10.2	8.1	9.5	6.6
Other	(0.1)	(0.2)	—	1.5
	59.4	71.5	64.2	76.4
Service	16.8	11.3	15.2	9.5
Spare parts and other	16.5	10.1	11.6	7.3
Disk based products (1)	6.9	6.3	8.5	5.9
VR2	0.4	0.8	0.5	0.9
	100.0%	100.0%	100.0%	100.0%

(1) Includes REO series and ULTAMUS series products.

The third quarter of fiscal 2008 compared to the third quarter of fiscal 2007

Net revenue. Net revenue decreased to $31.8 million during the third quarter of fiscal 2008 from $37.8 million during the third quarter of fiscal 2007, a decrease of $6.0 million, or 15.9%. This decrease was primarily the result of anticipated lower OEM revenue, specifically from HP, reflecting the previously announced transition by HP to an alternate supplier. We also experienced an overall decrease in net revenue in our branded channel. By geographic area, the majority of this decrease was attributable to our Americas region.

Product revenue

Net product revenue from OEM customers decreased to $12.6 million during the third quarter of fiscal 2008 from $18.4 million during the third quarter of fiscal 2007. The decrease of $5.8 million, or 31.5%, was primarily a result of decreased volumes. Sales to HP represented approximately 38.1% of net revenue in the third quarter of fiscal 2008 compared to 44.7% of net revenue in the third quarter of fiscal 2007.

Net revenue from Overland branded products, excluding service revenue, decreased to $13.8 million during the third quarter of fiscal 2008 from $14.9 million during the third quarter of fiscal 2007. The decrease of $1.1 million, or 7.4%, was due primarily to a decrease in revenue from NEO products of $1.4 million, partially offset by an increase in revenue from ULTAMUS products of $0.3 million. The decrease in net revenue in our branded channel primarily related to a lack of sufficient sales personnel in our Americas region during the third quarter of fiscal 2008. As we re-build our sales team we anticipate improved net revenue in this region.

Service revenue

Service revenue increased to $5.3 million during the third quarter of fiscal 2008 from $4.3 million during the third quarter of fiscal 2007. The increase of $1.0 million, or 23.3%, was due primarily to an increase in the quantity and value of warranty contracts recognized during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

Royalty fees

Royalty revenue during the third quarter of fiscal 2008 decreased to $0.2 million from $0.3 million during the third quarter of fiscal 2007. This decrease of $0.1 million, or 33.3%, was primarily the result of a decrease in VR2® royalties, partially offset by an increase in other royalty fees which we began receiving in the third quarter of fiscal 2007. VR2 royalties during the third quarter of fiscal 2008 totaled approximately $0.1 million compared to $0.3 million during the third quarter of fiscal 2007.

Gross profit. Gross profit in the third quarter of fiscal 2008 increased to $7.7 million from $5.0 million in the third quarter of fiscal 2007, despite the 15.9% decline in net revenue. The improvement in gross margin (24.2% compared to 13.3%) over the prior year period primarily reflects the elimination of charges and redundant costs associated with our terminated outsourced manufacturing arrangement.

Product revenue

Gross profit on product revenue was $5.3 million for the third quarter of fiscal 2008 compared to $2.9 million for the third quarter of fiscal 2007. The increase of $2.4 million, or 82.8%, was due to the completion of the transition of manufacturing back to our San Diego headquarters and a more favorable sales mix by channel (reflecting a reduction in net revenue from our OEM customers), each of which positively affected our gross profit on product revenue for the third quarter of fiscal 2008.

Service revenue

Gross profit on service revenue increased to $2.2 million during the third quarter of fiscal 2008 from $1.8 million during the third quarter of fiscal 2007. The increase of $0.4 million, or 22.2%, was due to revenue from warranty contracts recognized in the third quarter of fiscal 2008 (which increased 35.9% compared to the third quarter of fiscal 2007), while the related costs decreased slightly. This increase in revenue from warranty contracts was slightly offset by a decrease in out of warranty services provided.

Share-based compensation. During the third quarter of fiscal 2008, we recorded share-based compensation expense of approximately $0.2 million compared to $0.3 million of expense during the third quarter of fiscal 2007. Share-based compensation expense for the fourth quarter of fiscal 2008 is expected to be approximately $0.1 million.

We allocated share-based compensation as follows (in thousands):

	Three months ended March 31,
	2008	2007	Change
Cost of product revenue	$31	$2	$29
Sales and marketing	72	34	38
Research and development	27	(12)	39
General and administrative	100	274	(174)
	$230	$298	$(68)

Sales and marketing expense. Sales and marketing expense increased to $8.0 million during the third quarter of fiscal 2008 from $7.4 million during the third quarter of fiscal 2007. The increase of $0.6 million, or 8.1%, is primarily due to (i) an increase of $0.4 million in advertising expense related to the recent launch of new products, and (ii) an increase of approximately $0.2 million in employee and related expenses (including travel and sales commissions) (from an increase in average headcount by eight employees) related to the addition of a sales lead generation team.

Research and development expense. Research and development expense decreased to $2.0 million during the third quarter of fiscal 2008 from $3.4 million during the third quarter of fiscal 2007. The decrease of $1.4 million, or 41.2%, is primarily due to (i) a decrease of approximately $0.8 million in employee and related expenses (from a decrease in average headcount by 15 employees) associated with our fiscal 2007 restructurings and closing of our software development office near Seattle, Washington, and (ii) a decrease of $0.6 million in material-intensive product development expenses due to the completion of scheduled R&D projects in fiscal 2007.

General and administrative expense. General and administrative expense decreased to $2.4 million during the third quarter of fiscal 2008 from $3.5 million during the third quarter of fiscal 2007. The decrease of $1.1 million, or 31.4%, is primarily due to (i) a decrease of $0.5 million in employee and related expenses (from a decrease in average headcount by nine employees) associated with our fiscal 2007 restructurings, (ii) a decrease of $0.3 million in bad debt expense, and (iii) a decrease of $0.2 million in share-based compensation expense recorded under FIN No. 28 associated with our accelerated amortization methodology.

Interest income. Interest income decreased to $0.2 million during the third quarter of fiscal 2008 from $0.3 million during the third quarter of fiscal 2007. The decrease of $0.1 million, or 33.3%, is due to lower cash and investment balances, when compared to the third quarter of fiscal 2007, and lower interest rates earned on such balances.

Other expense, net. Other expense, net, increased to $0.4 million during the third quarter of fiscal 2008 from $0.2 million during the third quarter of fiscal 2007. During the quarter ended March 31, 2008, we recorded an other-than-temporary impairment loss of $0.3 million, pre-tax, associated with our auction rate securities due to failed auctions (see Note 3 in the accompanying consolidated condensed financial statements (unaudited)). For the quarter ended March 31, 2007, other expense, net, primarily related to realized losses on short-term investments, which included a $0.1 million impairment charge under FSP FAS 115-1 and 124-1.

The first nine months of fiscal 2008 compared to the first nine months of fiscal 2007

Net revenue. Net revenue decreased to $98.8 million during the first nine months of fiscal 2008 from $126.4 million during the first nine months of fiscal 2007, a decrease of $27.6 million, or 21.8%. This decrease was primarily the result of anticipated lower OEM revenue, specifically from HP, reflecting the previously announced transition by HP to an alternate supplier. In our branded channel, the decrease in net revenue was attributable to decreased volumes across all channels.

Product revenue

Net product revenue from OEM customers decreased to $37.6 million in the first nine months of fiscal 2008 from $62.6 million in the first nine months of fiscal 2007. The decrease of $25.0 million, or 39.9%, was primarily a result of decreased volumes. Sales to HP represented approximately 36.7% of total net revenue in the first nine months of fiscal 2008 compared to 47.0% of total net revenue in the first nine months of fiscal 2007.

Net revenue from Overland branded products, excluding service revenue, decreased to $45.7 million in the first nine months of fiscal 2008 from $50.7 million during the first nine months of fiscal 2007. The decrease of $5.0 million, or 9.9%, was due primarily to (i) a decrease of $5.7 million from NEO products and (ii) a decrease of $1.7 million due to the discontinuation of our Power Loader and LoaderXpress products. These decreases were offset by an increase in revenue from ARCVault products of $1.0 million and ULTAMUS products of $1.8 million. The sales of our ULTAMUS products have not yet achieved expected sales volumes.

Service revenue

Service revenue increased to $14.9 million during the first nine months of fiscal 2008 from $12.0 million during the first nine months of fiscal 2007. The increase of $2.9 million, or 24.2%, was primarily due to an increase in the quantity and value of warranty contracts recognized during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 and a slight increase in out of warranty service provided.

Royalty fees

Royalty revenue during the first nine months of fiscal 2008 decreased to $0.8 million from $1.2 million during the first nine months of fiscal 2007. This decrease of $0.4 million, or 33.3%, was primarily the result of a decrease in VR2 royalties, partially offset by an increase in other royalty fees, which we began receiving in the second quarter of fiscal 2007. VR2 royalties during the first nine months of fiscal 2008 totaled approximately $0.5 million compared to $1.1 million during the first nine months of fiscal 2007.

Gross profit. Gross profit in the first nine months of fiscal 2008 increased by $3.8 million, or 20.9%, to $22.0 million from $18.2 million in the first nine months of fiscal 2007, despite the 21.8% percent decline in net revenue. The improvement in gross margin (22.2% compared to 14.4%) over the prior year period primarily reflects the elimination of charges and redundant costs associated with our terminated outsourced manufacturing arrangement.

Product revenue

Gross profit on product revenue was $14.6 million for the first nine months of fiscal 2008 compared to $12.2 million for the first nine months of fiscal 2007, despite a 26.7% decrease in product revenue during the same period. Fiscal 2007 gross profit was negatively impacted by (i) a $1.3 million increase in inventory reserves associated with obsolete inventories and components originally acquired for the Dell contract, and (ii) $0.7 million in amortization expense related to the technology we acquired from Zetta, which amortization expense was eliminated upon the impairment of that technology in the first quarter of fiscal 2007.

Service revenue

Gross profit on service revenue increased to $6.6 million during the first nine months of fiscal 2008 from $4.8 million during the first nine months of fiscal 2007. The increase of $1.8 million, or 37.5%, was primarily due to the increase in warranty contracts recognized in the first nine months of fiscal 2008 (which costs increased by 37.8% compared to the first nine months of fiscal 2007).

Share-based compensation. During the first nine months of fiscal 2008, we recorded share-based compensation expense of approximately $0.9 million compared to a net reversal of $0.2 million of expense during the first nine months of fiscal 2007. Share-based compensation expense increased in the first nine months of fiscal 2008 due to a one-time grant of options in August 2007 for a total of approximately 1.5 million shares to executive officers and key employees as a retention tool.  These options vest monthly for one year and are expected to result in increased share-based compensation expense through the first quarter of fiscal 2009. In the first nine months of fiscal 2007, the net reversal resulted from significant pre-vesting forfeitures (in excess of amounts previously estimated) related to the forfeiture of shares previously granted to two executives and individuals terminated as part of the fiscal 2007 restructurings. The pre-vesting forfeitures resulted in the reversal of previously recognized share-based compensation expense and such reversal exceeded the amount of expense recorded for other awards in the first nine months of fiscal 2007.

We allocated share-based compensation as follows (in thousands):

	Nine months ended March 31,
	2008	2007	Change
Cost of revenue	$117	$4	$113
Sales and marketing	297	(268)	565
Research and development	133	(102)	235
General and administrative	364	200	164
	$911	$(166)	$1,077

Sales and marketing expense. Sales and marketing expense was $22.5 million during the first nine months of fiscal 2008 compared to $25.6 million during the first nine months of fiscal 2007. The decrease of $3.1 million, or 12.1%, is primarily due to (i) a decrease of approximately $2.4 million in employee and related expenses (including travel and sales commissions) (from a decrease in average headcount by 12 employees) related to our fiscal 2007 restructurings and the realignment of our sales force, (ii) a $0.7 million reduction in severance primarily associated with the fiscal 2007 restructurings, and (iii) a $0.8 million reduction in new product sales development expense and related public relations expense due to decreased product launch activities in the current year. These decreases were offset by (i) an increase of $0.6 million in share-based compensation expense associated with options granted in August 2007 (compared to a net reversal of share-based compensation expense in the second quarter of fiscal 2007 which was associated with awards canceled prior to vesting) and a reduction of related expense under FIN No. 28 associated with our accelerated amortization methodology, and (ii) an increase of $0.6 million in advertising expense due to the launch of new products.

Research and development expense. Research and development expense was $7.2 million during the first nine months of fiscal 2008, compared to $12.4 million during the first nine months of fiscal 2007. The decrease of $5.2 million, or 41.9%, is primarily due to (i) a decrease of approximately $3.7 million in employee and related expenses (from a decrease in average headcount by 26 employees) related to our fiscal 2007 restructurings, and (ii) a decrease of $2.5 million in material-intensive product development expenses due to the completion of scheduled R&D projects. These decreases were offset by (i) a $1.3 million charge for software code that we expect to incorporate into a new product that is currently under development, and (ii) an increase of $0.2 million in share-based compensation expense associated with options granted in August 2007 (compared to a net reversal of share-based compensation expense in the first nine months of fiscal 2007).

General and administrative expense. General and administrative expense of $7.6 million during the first nine months of fiscal 2008 decreased from $10.7 million during the first nine months of fiscal 2007. The decrease of $3.1 million, or 29.0%, is primarily due to (i) a decrease of $1.2 million in employee and related expenses (from a decrease in average headcount by 12 employees) related to our fiscal 2007 restructurings, (ii) a decrease of approximately $0.5 million in severance expense, which expense was higher in the first nine months of fiscal 2007 due to the termination of our former president and chief executive officer, (iii) a decrease of $0.7 million in legal fees which were significantly higher in the first nine months of fiscal 2007 due to the termination of our former president and chief executive office and the termination of our agreement with our third party manufacturer, (iv) a decrease of $0.3 million in audit, tax and consulting fees related to the material weakness we reported at the end of fiscal 2006, and (v) a decrease of $0.3 million in bad debt expense. These reductions were offset by an increase of $0.2 million in share-based compensation expense associated with options granted in August 2007 and a recording of related expense under FIN No. 28 associated with our accelerated amortization methodology.

Impairment of acquired technology. In the first quarter of fiscal 2007, we recorded an impairment charge of $8.4 million related to the technology acquired from Zetta in August 2005. As more fully discussed in Note 2 in the accompanying consolidated condensed financial statements (unaudited), management performed an impairment analysis of the technology acquired from Zetta, in accordance with SFAS No. 144, and concluded that the asset was not recoverable and that an impairment loss of the full remaining intangible asset should be recognized as of September 30, 2006.

Interest income. During the first nine months of fiscal 2008, we generated interest income of $0.7 million compared to $1.5 million during the same period of the prior fiscal year. The decrease of $0.8 million, or 53.3%, is due to lower cash and investment balances when compared to the same period in fiscal 2007, and lower interest rates earned on such balances.

Other expense, net. Other expense, net, increased to $1.0 million during the first nine months of fiscal 2008 from $0.5 million during the first nine months of fiscal 2007. During the nine months ended March 31, 2008, we recorded an other-than-temporary impairment loss of $0.8 million, pre-tax, associated with our auction rate securities due to failed auctions. For the first nine months of fiscal 2007, other expense, net, primarily related to realized losses on our short-term investments, including a $107,000 impairment charge under FSP FAS 115-1 and 124-1, and the impact of changes in certain foreign currency exchange rates.

Liquidity and Capital Resources.

At March 31, 2008, we had $19.1 million of cash, cash equivalents and short-term investments, compared to $22.8 million at June 30, 2007. We have no other unused sources of liquidity at this time.

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred losses since the fourth quarter of fiscal 2005, and negative cash flows from operating activities from the fourth quarter of fiscal 2005 through the third quarter of fiscal 2008, with the exception of the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, in which we generated cash from operating activities. For the nine months ended March 31, 2008, we incurred a net loss of $16.0 million and the balance of cash, cash equivalents and short-term investments declined by $3.7 million (approximately $0.8 million of which relates to the non-cash other-than-temporary impairment of our auction rate securities) compared to the balance at June 30, 2007.

During the fourth quarter of fiscal 2008, we expect negative cash flows from operating activities and to continue to incur losses as we rebuild our sales force and introduce and market our new products. However, we expect to increase inventory turns and at least maintain or slightly reduce our inventory levels. Management expects our current balance of cash, cash equivalents and short-term investments, and anticipated funds from operations will be sufficient to fund our operations for the next twelve months. We need to generate additional revenue, continue to improve our gross profit margins and reduce operating expenses to be profitable in future periods. Our recent history of net losses could cause current or potential customers to defer new orders with us or select other vendors, and may cause suppliers to require terms that are unfavorable to us. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding which

(i) could have a material adverse effect on the market value of our common stock, (ii) we may not be able to obtain in the necessary time frame to avoid disruptions to our business or on terms favorable to us, if at all, or (iii) may be inadequate to enable us to continue to conduct business. If needed, failure to raise such additional funding may adversely affect our ability to achieve our longer term business objectives.

We hold two auction rate securities (ARS) that represent interests in pools of collateralized debt obligations. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. As a result of negative conditions in the global credit markets, auctions for our $5.0 million investment (at par) in these securities have failed, since July 2007, to settle on their respective settlement dates. An auction failure means that the parties wishing to sell their securities could not do so. Accordingly, as of March 31, 2008, we have recorded an other-than-temporary impairment of $0.8 million on our auction rate securities. If the auctions continue to fail, or we determine that one or more of the assumptions used in estimating the fair value of the auction rate securities needs to be revised, we may be required to record an additional impairment on the auction rate securities in future periods. Additionally, our ability to liquidate and fully recover the carrying value of the auction rate securities in the near term may be limited or not exist.

To our knowledge, none of our ARS investments have been downgraded. As of March 31, 2008 all of the ARS investments continue to be investment grade quality.

During the first nine months of fiscal 2008, we used $2.6 million in cash for operating activities compared to $35.8 million used during the first nine months of fiscal 2007. The change of $33.2 million was primarily due to the improvement in gross profit between periods excluding the one-time non-cash impairment charge for the technology we acquired from Zetta in the first quarter of fiscal 2007. Also contributing to the improvement was a $14.2 million change in cash provided by operating activities related to inventories due to a $3.3 million reduction in inventory balances during the first nine months of fiscal 2008, compared to $10.9 million in cash used for the purchase of inventories during the first nine months of fiscal 2007. The decrease in inventories in fiscal 2008 was due to cost savings measures we implemented during the first nine months of fiscal 2008. The increase in inventories during the first nine months of fiscal 2007 was due to our transition back to in-house manufacturing.

Cash used in investing activities was $1.5 million for the first nine months of fiscal 2008, compared to cash provided by investing activities of $24.9 million during the first nine months of fiscal 2007. During the first nine months of fiscal 2008, we used net cash of approximately $1.0 million for the purchase of short-term investments, net of proceeds from the maturities and sales of investments. During the first nine months of fiscal 2007, we liquidated some of our investments to support our operations. Capital expenditures during the first nine months of fiscal 2008 and 2007 totaled $0.5 million and $3.2 million, respectively. During the first nine months of fiscal 2008, such expenditures were primarily associated with tooling to support new product development. During the first nine months of fiscal 2007, such expenditures were primarily associated with computers, machinery and equipment to support new product development and the transition of manufacturing back in-house.

We generated cash from our financing activities of $26,000 during the first nine months of fiscal 2008 in comparison to cash used in financing activities of $2.6 million during the first nine months of fiscal 2007. During the first nine months of fiscal 2008, cash provided by financing activities was primarily the result of the purchase of shares of our common stock through our 2006 Employee Stock Purchase Plan (ESPP). During the first nine months of fiscal 2007, cash used in financing activities was primarily the result of the repurchase of 373,000 shares of our stock under our repurchase program for $2.7 million. This use of cash was slightly offset by the exercise of options and the purchase of shares of our common stock under our ESPP for aggregate proceeds of $0.1 million.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our results of operations, financial position or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. Historically, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the first nine months of fiscal 2008, total interest income was $0.7 million with investments yielding an annual average of 4.7% on a worldwide basis. The interest rate level was down approximately 50 basis points from 5.2% in the first nine months of fiscal 2007. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10%, or 50 basis points, we could expect a corresponding fluctuation in interest income of approximately $25,000 during the fourth quarter of fiscal 2008. We also have market risk related to our auction rate securities, See Note 3 to the accompanying consolidated condensed financial statements (unaudited).

The table below presents the cash, cash equivalents and short-term investment balances and related weighted-average interest rates at the end of March 31, 2008. The cash, cash equivalents and short-term investment balances approximate fair value (in thousands):

	Approximate Market Value	Weighted- Average Interest Rate

Cash and cash equivalents	$13,576	2.4%
Short-term investments:
Due in 2 – 5 years	260	4.0%
Due after 5 years	5,310	3.9%
	$19,146	3.0%

The table above includes the U.S. dollar equivalent of cash, cash equivalents and short-term investments, including $2.3 million and $0.4 million equivalents denominated in the British pound and the euro, respectively.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold and services provided in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our revenue and are expected to continue to represent a significant portion of revenue.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first nine months of fiscal 2008 and the first nine months of fiscal 2007 resulted in losses of approximately $0.2 million and $0.3 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. — Risk Factors

An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider the following risk factor and the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2007 and in our quarterly reports on Form 10-Q for the quarters ended September 30, 2007 and December 31, 2007 in evaluating an investment in our company. You should consider these matters in conjunction with the other information included or incorporated by reference in this report.

We recorded an impairment charge to reduce the carrying value of our auction rate securities and we may incur additional impairment charges with respect to auction rate securities in the future.

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction rate securities (ARS) that we classify as short-term investments on our balance sheet. As of March 31, 2008, we held two ARS with a par value of $5.0 million. These securities are collateralized by corporate debt obligations. Due to the failed auctions for the ARS in the second and third quarters of fiscal 2008, we recorded other-than-temporary impairment charges of $0.5 million and $0.3 million, respectively, to reduce the value of our ARS to their estimated fair value of $4.2 million as of March 31, 2008. An auction failure means that the parties wishing to sell their securities could not do so. If the auctions continue to fail, or we determine that one or more of the assumptions used in estimating the fair value of the ARS needs to be revised, we may be required to record an additional impairment on the ARS in future periods. Additionally, our ability to liquidate and fully recover the carrying value of the ARS in the near term may be limited or not exist.

Item 6. — Exhibits

10.1*

Separation Agreement between the Company and Robert Scroop dated February 14, 2008 (incorporated by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on February 15, 2008).

10.2*	Offer Letter between the Company and Ravi Pendekanti dated April 4, 2008.

10.3	Second Transition Amendment between the Company and Sanmina-SCI Corporation dated June 29, 2007. +

10.4	Addendum to Product Purchase Agreement between the Company and Hewlett-Packard Company dated December 15, 2007. +

10.5*	Summary Sheet of Director and Executive Officer Compensation.

31.1

Certification of Vernon A. LoForti, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Vernon A. LoForti, President and Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer.

*                                        Management contract or compensatory plan or arrangement.

+                                        Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Commisison.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: May 1, 2008	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Vice President of Finance and Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of registrant)