Form 10-K
period 2008-06-29
OVERLAND STORAGE INC
filed 2008-10-14
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number:  000-22071

OVERLAND STORAGE, INC.

(Exact name of registrant as specified in its charter)

California	95-3535285
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4820 Overland Avenue, San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

(858) 571-5555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 30, 2007, the last business day of the registrant’s second fiscal quarter, was approximately $14,308,145 (based on the closing price reported on such date by The NASDAQ Global Market of the registrant’s Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 22, 2008, the number of outstanding shares of the registrant’s Common Stock was 12,770,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed in connection with registrant’s Annual Meeting of Shareholders to be held on December 9, 2008 (the “Proxy Statement”) are incorporated herein by reference into Part III of this report.

PART I

ITEM 1. Business.

This report contains certain statements of a forward-looking nature that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believe,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and the company’s actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include the inherent and significant risks of integrating a new acquisition, possible delays in new product introductions and shipments; market acceptance of the company’s new product offerings; the ability to maintain strong relationships with branded channel partners; the timing and market acceptance of new product introductions by competitors; worldwide information technology spending levels; unexpected shortages of critical components; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price pressures in the marketplace; the company’s ability to control costs and expenses; and general economic conditions. These forward-looking statements speak only as of the date of this report and the company undertakes no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. You are cautioned that such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you are urged to specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors,” in Part I, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

We are an innovative provider of smart, affordable data protection appliances that help mid-range businesses and distributed enterprises ensure their business-critical data is “constantly protected, readily available and always there.”  Our award winning products include the following:

•                  the Snap Server® networked and desktop storage appliances;

•                  the ULTAMUS® RAID family of nearline data protection appliances;

•                  the REO SERIES® of disk-based backup and recovery appliances; and

•                  the NEO SERIES® and ARCvault® family of tape backup and archive appliances.

Our products span all three tiers of data storage (nearline data protection appliances, disk-based backup and recovery and tape automation) and enable us to offer our customers end-to-end data protection solutions designed for mid-range businesses and distributed enterprises.

For 27 years, we have delivered data protection solutions designed for backup and recovery to ensure business continuity. Historically, we have focused on delivering a portfolio of tape automation solutions including loader and library systems designed for small businesses and mid-range computing environments. In 2003, we expanded our product offerings to include a family of intelligent disk-based backup and recovery appliances to complement our tape solutions. In 2007, we introduced our line of nearline data protection appliances which we believe provide the advanced features, performance and flexibility necessary to make information technology (IT) departments as efficient and dynamic as the businesses they support. In 2008, we acquired the Snap Server NAS (Network Attached Storage) business from Adaptec, Inc., which we refer to as Snap Server, including the brand and all assets related to the Snap Server networked and desktop storage appliances.

One of the main market differentiators of many of our products has been that we design them around a modular, scalable architecture. This feature enables customers to purchase storage as they need it, rather than having to purchase larger monolithic devices with excess capacity. We enable our customers to purchase an initial module to meet their near-term needs, and later increase capacity and speed, in the case of NEO and REO 9100 and 9100c, by adding modules that can be interconnected to function as a single system. Our solution provides a lower price entry point, investment protection, and an increased level of fault tolerance, as each module is self-sufficient and will continue to function even if another were to fail.

We also differentiate ourselves with our “go-to-market” approach. We are the only supplier in our market space that does not have a direct sales force. The majority of our sales have historically been generated through private label arrangements with original equipment manufacturers (OEMs). The remainder of our sales are made through commercial distributors, direct market resellers (DMRs) and value-added resellers (VARs) in our branded channel.

End-users of our products include mid-range businesses, as well as distributed enterprise customers represented by divisions and operating units of large multi-national corporations, governmental organizations, universities and other non-profit institutions. Our products are used in a broad range of industry sectors including financial services, healthcare, retail, manufacturing, telecommunications, broadcasting, research and development and many others. Our products are sold world-wide in the Americas, EMEA (Europe, Middle East, Africa) and Asia Pacific. During fiscal 2008, 51.2% of our revenue was generated internationally, primarily in Europe.

We were incorporated in California in 1980 as Overland Data, Inc. and changed our name to Overland Storage, Inc. in 2002. Our headquarters are located at 4820 Overland Avenue, San Diego, California 92123, and our telephone number is (858) 571-5555.

Our Direction and Strategy

We currently offer our customers a complete portfolio of smart, affordable data protection appliances that help mid-range businesses and distributed enterprises ensure their data is “constantly protected, readily available and always there.”  Our product strategy is to bring enterprise-class capabilities to mid-range customers through affordable and reliable solutions that reduce the backup window, improve data recovery speed, simplify short and long-term data retention and make cost-effective disaster recovery more readily available. Our focus will continue to be on solutions that can be easily sold worldwide through OEMs and our indirect network of distributors, retailers and resellers.

Historically, magnetic tape has been used for all forms of data backup and recovery because magnetic tape was, and still is, the only cost-effective, “removable,” high capacity storage media that can be taken off-site to ensure that data is safeguarded in case of disaster. For a number of years now, we have held a market-leading position in mid-range tape automation with our flagship NEO® products, and sales of tape automation appliances have represented more than 63.0% of our revenue for each of the last three fiscal years. In fiscal 2007, we launched ARCvault, a new tape automation platform. Although we expect that tape solutions will continue to be the anchor of the data protection strategy at most companies, tape backup is time consuming and often unreliable and inefficient. The process of recovering data from tape is also time consuming and inefficient. Ultimately, we expect that tape will be relegated to an archival role for less-frequently accessed data.

Over the last few years, the advent of low-cost serial ATA disk and iSCSI networking technology, together with greatly increased regulatory compliance requirements and the continued growth of digital data, have driven businesses to use secondary storage disk-based backup appliances. One of the greatest benefits of disk-based backup is the speed of restoration. Approximately 80% of recovered data is two weeks old or younger, or has last been accessed within that period. As a result, many IT managers are electing to use disk-based appliances as an intermediate staging area, with the backup data eventually moving to tape. Additionally, new software technologies such as replication and data deduplication are helping disk solutions overcome the portability and capacity advantages of tape. We have enjoyed success in the disk-based backup space with our REO® VTL-based appliance, and believe that additional deduplication and data movement software positions REO as the most complete and capable family of disk-based appliances in the world marketplace.

Our Products and Services

Our data storage products include nearline data protection appliances, disk backup and recovery, data protection software, and tape backup and archive.

Networked and Desktop Storage Appliances

Following our acquisition of Snap Server in June 2008, we now offer our customers the following networked and desktop storage systems:

•                  Snap Server 110 – Snap Server 110 provides performance and ease of use in a compact, whisper-quiet, desktop storage unit. The direct-attached storage unit is configured with a single SATA (Serial Advanced Technology Attachment) II drive for either 250 or 500 gigabytes of storage capacity.

•                  Snap Server 210 – Snap Server 210 provides performance and ease of use in a compact, whisper-quiet, desktop storage unit. The direct-attached storage unit is configured with two SATA II drives for a total of either 500 gigabytes or 1.0 terabyte of storage capacity and supports RAID (Redundant Array of Independent Disks) Level 1.

•                  Snap Server 410 – Snap Server 410 provides outstanding performance and ease of use in a 1U rack-mountable NAS system. It is configured with fixed capacities or 1.0, 2.0, or 4.0 terabytes and supports RAID Levels 1 and 5.

•                  Snap Server 520 – Snap Server 520 provides outstanding performance and ease of use in a 1U rack-mountable NAS system that is scalable and flexible, to fit an array of storage needs and budgets. It is configured with four SATA II drives for an initial capacity of 1.0, 2.0, or 4.0 terabytes and is expandable with up to 25.2 terabytes of SAS (Serial Attached SCSI) or an additional 84.0 terabytes of SATA storage. The Snap Server 520 supports RAID Levels 1 and 5.

•                  Snap Server 620 – Introduced in September 2008, Snap Server 620 provides best-in-class performance and ease of use in a 1U rack-mountable NAS system that is scalable and flexible, to satisfy mission-critical storage needs. It is configured with high-performance enterprise-class SATA drives for an initial capacity of between 1.0 to 4.0 terabytes and is expandable with up to an additional 25.2 terabytes of SAS or 84.0 terabytes of SATA storage. Snap Server 620 supports RAID levels 0, 1, 5, 6 and 10.

•                  Snap Server 650 – Snap Server 650 provides best-in-class performance and ease of use in a 1U rack-mountable NAS system that is scalable and flexible, to satisfy mission-critical storage needs. It is configured with four high-performance SAS drives for an initial capacity of 1.2 terabytes and is expandable with up to an additional 25.2 terabytes of SAS or an additional 84.0 terabytes of SATA storage. The Snap Server 650 supports RAID Levels 1 and 5.

•                  Snap Expansion – Snap Expansion provides cost-effective, flexible expansion for scalable Snap Server storage systems. The Snap Expansion comes as an unpopulated chassis, which can be filled with up to 12 SAS or SATA drives for a customized mix of price and performance. The Snap Expansion may be used to add storage to the Snap Server 520 or 650 systems.

Nearline Data Protection Appliances

In February 2007, we introduced our ULTAMUS RAID nearline data protection appliances which provide mid-range business customers an affordable alternative to costly high-end NAS and SAN (Storage Area Network) solutions. The ULTAMUS RAID product family features cableless design and hot swap components and supports RAID Levels 0, 1, 5, 6, 10 and 50, active/active RAID controllers, and multiple 4 gigabytes per second Fibre Channel (FC) host connections.

Our ULTAMUS product family currently consists of two products:

•                  ULTAMUS RAID 1200 – ULTAMUS RAID 1200 provides the ability to use 12 SAS disk drives and/or 12 SATA disk drives within the same 2U rack-mountable enclosure. This product has a native storage capacity of up to 12.0 terabytes, and is expandable up to 60 drives and 60.0 terabytes.

•                  ULTAMUS RAID 4800 – ULTAMUS RAID 4800 leads the industry in storage rack efficiency by offering up to 48 SATA II disk drives in its 4U rack-mountable enclosure. This product has a native storage capacity of up to 48.0 terabytes using SATA disk drives, and scales up to 96.0 terabytes using an additional 4U expansion chassis.

Disk Backup and Recovery Appliances

Our REO SERIES of disk backup and recovery appliances are powered by our embedded REO Protection OS® software. These appliances are readily configurable as virtual tape libraries (VTL), standalone virtual tape drives, and/or disk volumes (LUNs). See “Data Protection Software” below for more information about REO Protection OS and our other add-on software modules. REO appliances are compatible with all popular open systems or Windows-based backup software, physical tape drives or tape libraries. They also connect easily to Ethernet (iSCSI) or FC networks for seamless integration into existing backup environments.

Our REO product family currently consists of four models:

•                  REO 1500 – Our REO 1500 product has four disk drives and a native storage capacity of up to 4.0 terabytes.

•                  REO 4500 and 4500c – Our REO 4500 and 4500c products have 12 disk drives and a native storage capacity of up to 12.0 terabytes; and our REO 4500 expansion array can be added to an existing REO 4500 appliance to expand the total storage capacity of up to a maximum raw capacity of 36.0 terabytes (60.0 terabytes useable compressed virtual tape capacity). The REO 4500c utilizes hardware compression to achieve both high performance and higher density storage, typically resulting in 2:1 storage capacity utilization.

•                  REO 9100 and 9100c – Our REO 9100 and 9100c products have 12 or 24 disk drives and a native storage capacity of up to 24.0 terabytes; and our REO 9100 expansion array can be added to an existing REO 9100 appliance to expand the total storage raw capacity of 72.0 terabytes (124.0 terabytes useable compressed virtual tape capacity). The REO 9100c utilizes hardware compression to achieve both high performance and higher density storage, typically resulting in 2:1 storage capacity utilization.

•                  REO 9500D – With up to 281.0 terabytes useable at 25:1 deduplication ratio in a 5U chassis and up to 200MB/sec performance.

Data Protection Software

Our embedded storage operating system software (Protection OS) for REO and add-on software module PACs (Programmable Automation Controllers) provide data protection intelligence and advanced capabilities within and across our appliances.

•                  Protection OS – Our Protection OS software delivers virtualization, data protection, management, and connectivity features to our REO appliances, and enables users to implement our appliances in almost any storage or backup environment. Protection OS is compatible with all popular operating systems and backup software along with Ethernet (iSCSI) and Fibre Channel networks. In November 2007, we launched version 5.0 of our Protection OS.

•                  REO Multi-Site PAC – REO Multi-Site PAC® software makes it easy to add more advanced backup and recovery capabilities to our REO appliances, including mirroring and consolidation. This software is also available to protect remote data by facilitating the transfer of data in virtual tape format from a remote REO to a central REO for management and tape storage.

Our embedded storage operating system software (GuardianOSTM) for Snap Server and add-on software modules, such as Snap Enterprise Data ReplicatorTM (Snap EDR),  provide data protection intelligence and advanced capabilities within and between our NAS appliances.

•                  GuardianOS – GuardianOS, the award-winning Snap Server Operating System, was specifically designed to deliver robust data management throughout distributed environments. GuardianOS combines cross-platform file sharing with block-level data access on a single device to provide a simple yet flexible solution. In addition to a unified storage architecture, GuardianOS 5.0 offers simple scalability, centralized storage management, and a comprehensive suite of data protection tools to consolidate data and simplify management.

•                  Snap Enterprise Data Replicator – Snap Enterprise Data Replicator 7.2 is a powerful, high-performance data replication and protection solution with comprehensive data management, movement, and backup capabilities. Administrators can remotely move files between servers, replicate data from their remote offices to a central server where it can be protected with established backup and restore procedures, or automatically distribute data from a central server to multiple remote offices. With Snap EDR, the administrator can implement enterprise-wide data movement, backup, disaster recovery, and compliance operations from a single location.

Tape Backup and Archive Appliances

Our automated tape libraries are devices capable of managing multiple data cartridges. These libraries incorporate two or more tape drives to provide unattended backup of large quantities of data, which tape drives are supplied by other manufacturers based on the leading mid-range tape technologies, including LTO (Linear Tape Open) and SDLT (Super Digital Linear Tape). Our NEO SERIES libraries have flexible configurations and feature redundant robotics, tape drives, power supplies, controller cards and interfaces so that no single failure can disable the entire library. Our NEO™ products and ARCvault libraries or autoloaders can be combined with our REO appliances for a complete disk-to-disk-to-tape solution.

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

Our ARCvault family of tape automation solutions is designed to deliver better value to a price sensitive market. We offer three versions of our ARCvault family, each of which was launched in fiscal 2007:

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

Customers

Our operating structure is designed for our mid-range strategy in that our products do not require us to have a “direct” (to end-users) sales or service force. We sell all of our products on an indirect basis, primarily through three channels: (i) OEMs; (ii) distributors, and (iii) VARs and DMRs. Regardless of the channel through which they are sold, all of our products are designed and manufactured to meet OEM-level requirements and reliability standards.

•                  OEM Channel – Historically, we have had a significant OEM supply agreement with Hewlett Packard Company (HP), which incorporates our ARCvault and NEO products into its system offerings. In August 2005, we announced that HP had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. Although we believe that our sales to HP will continue to decline, HP has recently relaunched the tape automation products supplied by us with support for the new LTO-4 tape drives and this may slow the rate of replacement of our supplied products by the alternate supplier’s product.

Although we continually strive to win new OEM business, the OEM sales cycle is often lengthy and uncertain. It typically consists of a general technology evaluation, qualification of product specifications, verification of product performance against these specifications, integration testing of the product within the customers’ systems, product announcement and volume shipment.

As is customary in the industry, our OEM contracts have an initial three-year term, provide for periodic price reviews and the customers are not required to purchase minimum quantities. Our existing contract with HP (initially signed in August 2003 and extended for up to three years in July 2006) also provides that title to inventory shipped from our warehouse into various inventory hub locations remains with us until the products are pulled by HP to fulfill its customer’s orders. HP has been our largest customer, accounting for approximately 35.2%, 45.8% and 49.7% of sales in fiscal 2008, 2007 and 2006, respectively. No other customer accounted for more than 10.0% of sales in any year during the three-year period ended June 30, 2008.

•                  Distribution Channel – Our primary distribution customers include Ingram Micro, Inc., Tech Data Corporation and Promark Technology in the United States and approximately 24 technical distributors in Europe. Typically, these distributors sell our products to smaller VARs and DMRs who in turn sell to end-users. The distribution agreements include provisions for rights of return, stock rotation and price protection, and common terms in the commercial distribution area. Because of these terms, revenue from shipments to these customers is not recognized until the related products are in turn sold by the distributor. We support these distributors through a dedicated field sales force and provide further support through field sales personnel who work with the smaller VARs and catalogers to generate end-user sales and create the pull through its distribution customers.

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

Our products are sold both domestically and internationally and we have sales personnel located in various cities throughout the world. We divide our sales into three geographical regions: (1) the Americas, consisting of North and South America; (2) Europe, Middle East and Africa (EMEA); and (3) Asia Pacific (APAC). Primary support for customers in the Americas is provided from our San Diego headquarters office. EMEA is supported by our wholly-owned subsidiaries located in: Wokingham, England; Paris, France; and Munich, Germany. The subsidiary in England provides sales, technical support and repair services, while the subsidiaries in France and Germany provide sales and technical support. Our APAC customers are supported by our sales offices in China, Singapore and Korea. As of August 26, 2008, as part of our restructuring, the China and Korea offices were closed. See “Recent Developments” in Management’s Discussion and Analysis of Financial Condition and Results of Operation for more information about the restructuring. We assign to our international distributors the right to sell our products in a country or group of countries. In addition, many domestic customers ship a portion of our products to their overseas customers.

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

The following table sets forth foreign revenue by geographic area (in thousands):

	Fiscal Year
	2008	2007	2006
Foreign revenue:
Europe (other than United Kingdom)	$24,475	$25,613	$29,098
United Kingdom	23,614	40,925	47,914
Singapore	9,489	15,247	22,940
Other foreign revenue	7,761	10,678	18,674
	$65,339	$92,463	$118,626
Foreign revenue as a percentage of net revenue	51.2%	57.6%	56.7%

Our marketing efforts include support for our branded customers. Our branded channel partners are provided with a full range of marketing materials, including product specification literature and application notes. In addition, we offer lead generation opportunities and market development funds to our key channel partners. Our sales management and engineering personnel provide support to the channel partners and, in certain instances, visit potential customer sites to explain and demonstrate the technical advantages of our products. We maintain press relations both domestically and in Europe, and participate in national and regional trade shows in varying degrees both domestically and internationally.

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

For most products, we offer a program called XchangeNOW® as part of a return-to-factory warranty which enables customers to receive an advance replacement unit or field replacement part shipped within two business days after placing a service request. The customer ships the defective unit back to us using the shipping materials from the replacement unit. In addition, we generally provide:

•                  three-year advance replacement return-to-factory limited warranty on our ULTAMUS RAID, REO SERIES, PowerLoader® and LoaderXpress® products;

•                  three-year return-to-factory limited warranty on our Snap Server products;

•                  one-year advance replacement return-to-factory limited warranty for our ARCvault 12 and 24 products; and

•                  one-year on-site service limited warranty on our NEO SERIES and ARCvault 48 products, for which we contract with third-party service providers.

In May 2007, the warranty length for NEO SERIES products was reduced from three years to one year. The second and third year of warranty for those NEO SERIES products shipped prior to May 2007 will continue to be serviced under the three year advance replacement return-to-factory warranty through no later than the fourth quarter of fiscal 2010. As of the end of third quarter of fiscal 2007, our PowerLoader and LoaderXpress products were replaced by our ARCvault product family. Our PowerLoader and LoaderXpress products will continue to be serviced under the three-year advance replacement return-to-factory warranty, but not later than the third quarter of fiscal 2010.

Research and Development

We incurred research and development (R&D) costs of $9.3 million, $15.0 million and $18.8 million in fiscal 2008, 2007 and 2006, respectively, representing 7.3%, 9.4% and 9.0%, respectively, of net revenue. We currently employ 60 people in our R&D department, including electrical, mechanical, software, hardware and firmware engineers who support our products. In fiscal 2006, our development efforts were focused on three projects: (1) our ARCvault tape automation platform; (2) an ULTAMUS protected primary storage appliance based on technology we acquired in the August 2005 acquisition of Zetta Systems (which project was abandoned in the first quarter of fiscal 2007); and (3) the addition of scalability to our current line of REO products. In fiscal 2007, we completed the development of the ARCvault tape automation products, new RoHS compliant platforms for all three of our REO products, and version 4.0 of our REO Protection OS software for the REO 1500 platform.  We also completed the sourcing and qualification of our new ULTAMUS RAID products. In fiscal 2008, our development efforts were focused on the development of the REO Compass product and delivering a 64bit REO Protection OS.  We completed the implementation of LTO-4 Drive Technology across all tape automation platforms, and in REO Protection OS 5.0 we introduced 1.0 terabyte Drives as well as hardware compression in the REO 4500c and 9100c.  We are currently developing both hardware and software enhancements to our REO platforms which will incorporate data deduplication technologies. None of our R&D expenditures are customer-sponsored.

Manufacturing and Suppliers

In September 2004, we announced a plan to outsource all of our manufacturing to Sanmina – SCI Corporation, a United States third party manufacturer. We completed this transfer in August 2005. During fiscal 2006, however, we failed to achieve the customer service levels, product quality and cost reductions we expected from the outsourcing. Additionally, we incurred a significant amount of redundant costs to support the outsourcing, which eroded our gross margins during the year. Consequently, we decided to bring manufacturing back to our San Diego facility and entered into a transition agreement with Sanmina, effective September 2006. We completed the transfer of all production lines back to San Diego in February 2007, and accordingly our customer lead times were returned to target levels and we resolved the quality and backlog issues that occurred during the outsourced period. We are now working to continue to reduce costs, improve efficiencies and reduce inventory levels.

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

In general, our branded products are not manufactured until an order is received. The typical lead-time for manufacturing products is three days and backlog usually is not a significant factor to our business. At June 30, 2008, we had $1.0 million of firm backlog orders, compared to approximately $1.2 million at June 30, 2007. Our largest OEM customer, HP, requires that we maintain finished goods inventory on hand, known as buffer stock, at any given time sufficient to supply their forecasted requirements for the next three weeks. They provide weekly forecast information that allows us to manage both raw material and finished goods inventories. The buffer stock is shipped into various distribution hubs around the world and we retain ownership of that inventory until it is pulled by HP to fulfill customer orders, at which time we record the sale.

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

Our disk-based products currently compete with products made by Quantum, EMC, NetApp, HP, IBM, Dell, DataDomain, Nexsan, FalconStor, Infortrend, Buffalo, LaCie, Sepaton and numerous small start-ups. We believe additional competitors are likely to enter the market. Key competitive factors in these markets include performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements and total value of ownership.

The markets for all of our products are characterized by significant price competition, and we anticipate that our products will continue to face increasing price pressure.

Proprietary Rights

General – We presently hold 27 United States patents and have 10 United States patents pending. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. These rights, however, may not prevent competitors from developing substantially equivalent or superior products to ours. In addition, our present and future patents may be challenged, invalidated or circumvented, reducing or eliminating our proprietary protection.

VR2 Technology – We have entered into various intellectual property licensing agreements relating to our VR2 technology. These agreements require the payment of royalty fees based on sales by licensees of products containing VR2. In certain instances, we sell to the licensee ASIC chips embodying VR2 priced to include the cost of the chip plus an embedded royalty fee.

Employees

As of June 29, 2008, we had 397 employees, including 165 in sales and marketing, 60 in research and development, 134 in manufacturing and operations and 38 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the employees and we believe that our relationship with our employees is good.

Financial Information about Segments and Geographic Areas

We operate our business in one reportable segment. For information about (1) our revenues from external customers, measures of profits and losses, and total assets, and (2) our revenues from external customers and long-lived assets broken down by geographic area, see our consolidated financial statements and Note 1 (Operations and Summary of Significant Accounting Policies – “Segment Data” and “Information about Geographic Areas”) thereto.

Additional Information

Our web site is located at www.overlandstorage.com. We make available free of charge on our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The contents of our web site are not a part of this report.

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

Our current cash and cash equivalents will fund our operations at current levels into November 2008. We need additional funding or we will be forced to liquidate assets and/or curtail or cease operations.  Any additional funding may dilute your shares.  If we are unable to raise additional funds for operations, we may not be able to continue as a going concern.

We need immediate and substantial cash to continue our operations at current levels. We currently have no funding commitments. Management has projected that cash on hand will be sufficient to allow us to continue our operations at current levels into November 2008. We will need additional funding, either through debt or equity financings, or we will be forced to extend payment terms with vendors where possible, to liquidate certain assets where possible, and/or to suspend or curtail certain of our planned operations.  Any of these actions could harm our business, results of operations and future prospects.  We anticipate we will need to raise approximately $10.0 million of cash and cash equivalents in the next twelve months to fund our operations through fiscal 2009 at current levels.

As a result of our need for additional financing and other factors, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Possible funding alternatives for raising working capital are bank or asset based financing options, equity-based financing, including convertible debt and factoring arrangements. We are in discussions with funding sources for each of these options, but we currently have no funding commitments. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

As of June 30, 2008, our other assets included $3.1 million of auction rate securities, which securities have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term.  We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities as of June 30, 2008, based upon indicative bids. For example, indicative bids (i.e., one measure of the estimated liquidation value) from Deutsche Bank subsequent to year-end for our ARS instruments have ranged from a high of approximately $2.8 million at July 16, 2008, to a low of approximately $1.4 million at October 1, 2008, the most recent bid as of the date of this report. You should review the additional information about our liquidity and capital resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

If we cease to continue as a going concern, due to lack of available capital or otherwise, you may lose your entire investment in our company.

We have a history of net losses. We expect to continue to incur net losses for some time and we may not achieve or maintain profitability.

We have incurred significant operating losses in our last three fiscal years and we anticipate continued losses during fiscal 2009. At June 30, 2008 we had an accumulated deficit of $50.9 million. We need to generate additional revenue and improve our gross profit margins to be profitable in future periods.  We may never return to profitability, or if we do, we may not be able to sustain profitability on a quarterly or annual basis.

Our financial condition and the “going concern” opinion from our independent registered public accounting firm may negatively impact our business.

As a result of our need for additional financing and other factors, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Such report, and our financial condition and history of net losses, could cause current or potential customers to defer new orders with us or select other vendors, and may cause suppliers to require terms that are unfavorable to us.

We recorded an impairment charge to reduce the carrying value of our auction rate securities and we may incur additional impairment charges with respect to auction rate securities in the future.

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction rate securities (ARS) that we classify as other assets on our balance sheet. As of June 30, 2008, we held two ARS instruments with a par value of $5.0 million. These securities are collateralized by corporate debt obligations. Due to the failed auctions for these auction rate securities since July 2007, we recorded other-than-temporary impairment charges of $1.9 million, which reduced the value of our auction rate securities to their estimated fair value of $3.1 million as of June 30, 2008. An auction failure means that the parties wishing to sell their securities could not do so. If we liquidate our auction rate securities or we determine that one or more of the assumptions used in estimating the fair value of our auction rate securities needs to be revised, we may be required to record additional impairments in future periods.

As our revenue base continues to decline from our current operations, we may choose to exit or divest some or a substantial portion of our current operations to focus on fewer opportunities.

Our management team continuously reviews and evaluates our product portfolio, operating structure and markets to determine the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing business or product offering are greater than the potential contribution margin that will be obtainable in the future. As a result, we may determine that it is in our interest to exit or divest one or more existing business or product offering.  Such decisions could result in costs incurred for exit or disposal activities and/or impairments of long-lived assets.  Moreover, if we do not identify other opportunities to replace discontinued products or operations, our revenues would decline, which could lead to further net losses and cause our stock price to decline.

Our business has been highly dependent on sales to large OEM customers, and we are currently in the middle of a transition with our largest OEM customer.

Hewlett-Packard Company (HP) has been our largest customer in recent periods, accounting for approximately 35.2%, 45.8% and 49.7% of sales in fiscal 2008, 2007 and 2006, respectively. No other customer accounted for more than 10.0% of sales in any year during the three-year period ended June 30, 2008. Neither HP nor any other customer is obligated to purchase a specific amount of our products or provide binding forecasts of purchases for any period.

In August 2005, we announced that HP had selected an alternate supplier for its next-generation mid-range tape automation product. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. We expect HP to continue to purchase the tape automation products currently supplied by us for some time, but the new product will eventually replace a significant portion of those purchases. We cannot predict how quickly this transition will occur, but we believe the effect on our revenue during fiscal 2009 may be significant.

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

If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.

Our products have a large number of components and subassemblies produced by outside suppliers. We depend greatly on these suppliers for tape drives, printed circuit boards and integrated circuits, which are essential to the manufacture of our products. We work closely with a group of regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet our specifications, as well as meet present and future volume requirements. For certain items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. From time to time in the past, we have not obtained as many drives as we have needed from various vendors due to drive shortages or quality issues.  If our vendors fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.

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

Our ERP system is approximately 11-years old, and we anticipate the need to replace it within the next several years. Transition to a new ERP system will be expensive and time consuming and, if problems occur in the transition, our business and results of operations may be materially and adversely affected. In addition, we have modified this system significantly during its term of use and it is possible that we would experience a significant system failure before we replace the system. Any such failure also may materially and adversely affect our business and results of operations.

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

•                  our ability to meet our working capital needs;

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

•                  the terms of any financing arrangements we enter into; and

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

We have historically derived a majority of our revenue from products based on the use of magnetic tape drives for backup and recovery of digital data. Our tape-based storage solutions now compete directly with other storage technologies, such as hard disk drives, and may face competition in the future from other emerging technologies. The prices of hard disk drives continue to decrease while capacity and performance have increased. We expect that our tape-based products will face increased competition from these alternative technologies and come under increasing price pressure. If our strategy to compete in disk-based markets does not succeed, it could have a material adverse effect on our business, liquidity, results of operations and financial position.

Our disk-based products involve many significant risks and may fail to achieve or maintain market acceptance.

The success of our REO SERIES and ULTAMUS RAID family disk-based products is uncertain and subject to significant risks, any of which could have a material adverse effect on our business, liquidity, results of operation and financial position. We must commit significant resources to these new products and will continuously need to update and upgrade them to stay competitive. Any delay in the commercial release of new or enhanced disk-based products could result in a significant loss of potential revenue and may adversely impact the market price of our common stock. Furthermore, if our disk-based products do not achieve market acceptance or success, then the association of our brand name with these products may adversely affect our reputation and our sales of other products, as well as dilute the value of our brand name.

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

Our business is such that we may at any time be sued for infringing the patent rights or misappropriating the proprietary rights of others. For example, during fiscal 2004 we settled a case alleging patent infringement. Intellectual property litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our business, liquidity, results of operations and financial position. In addition, litigation is time consuming and diverts management attention and resources away from our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Any required license may not be available to us on acceptable terms, or at all. Some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market some of our products, which could have a material adverse effect on our business, liquidity, results of operations and financial position.

We have made a number of acquisitions in the past, including our June 2008 acquisition of Snap Server, and we may make acquisitions in the future. The failure to successfully integrate acquisitions and successfully complete product development and launch of the related products could harm our business, financial condition and operating results.

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

Future mergers and acquisitions by us also may result in dilutive issuances of our equity securities and the incurrence of debt, amortization expense and potential impairment charges related to intangible assets. Any of these factors could adversely affect our business, liquidity, results of operations and financial position.

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

We have experienced significant changes in our senior management. In August 2007, our board of directors appointed Vernon A. LoForti, who had served as our chief financial officer since December 1995, as our new President and Chief Executive Officer. Kurt L. Kalbfleisch, who had served in our finance department since December 1994, was appointed as our vice president of finance in July 2007, and was appointed by our board of directors to the additional position of Interim Chief Financial Officer in August 2007. Mr. Kalbfleisch assumed the permanent role of Chief Financial Officer in February 2008. These changes may be a distraction to other senior management, business operations, commercial partners and customers. Additionally, we have experienced a prolonged period of operating losses and declines in our stock price and cash position which has affected and may continue to affect employee morale and retention. In April 2007, we reduced our workforce by 14% worldwide, and in August 2008, we further reduced our workforce by 13% worldwide. Further turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. We cannot guarantee that we will continue to successfully attract or retain the management we need, or be able to maintain an optimal workforce size. Any inability to attract, retain or motivate such personnel or address manpower constraints as needed could materially adversely affect our future operating results and financial position. We do not currently maintain any key-man insurance for any of our employees.

We may require a reverse stock split in order to satisfy the requirement that our common stock maintain a minimum bid price of $1.00 in order to maintain listing on the NASDAQ Global Market.  If we cannot satisfy such requirement and other continued listing requirements, our common stock may be delisted from the NASDAQ Global Market, and our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

On October 1, 2008, we received a NASDAQ Staff Determination letter notifying us that we were not in compliance with the requirement of NASDAQ Marketplace Rule 4450(a)(5) for continued inclusion on the NASDAQ Global Market as a result of the closing bid price for our common stock being below $1.00 for 30 consecutive business days. This notification had no immediate effect on the listing of our common stock.

The NASDAQ Marketplace Rules provide us with 180 calendar days, or until March 30, 2009, to regain compliance, which will require a closing bid price for our common stock above $1.00 for a minimum of 10 consecutive business days. If we do not comply with Marketplace Rule 4450(a)(5) by March 30, 2009, we may be eligible to have the listing of our shares transferred to the NASDAQ Capital Market, if on such date we meet the initial listing requirements for the NASDAQ Capital Market, other than the minimum bid price.  If we were eligible to and determined to transfer our listing to the NASDAQ Capital Market, we would have an additional period of 180 days to regain compliance with the minimum bid price requirement for a period of at least 10 consecutive business days.  Alternatively, we could appeal a delisting determination to a NASDAQ Listing Qualifications Panel and thereby attempt to retain our listing on the NASDAQ Global Market.

We may also fail to meet other NASDAQ continued listing requirements in the future.

If the trading price of our common stock does not increase to at least $1.00 per share, we plan to ask our shareholders to approve a reverse stock split.  Our shareholders may not approve such a reverse stock split.  If our shareholders do approve a reverse stock split and we elect to implement such a reverse stock split, we cannot predict with certainty what effect a reverse stock split will have on the market price of our common stock, particularly over the longer term.  Some investors may view a reverse stock split negatively, which could result in a decrease in the market capitalization of our company.  If a reverse stock split is implemented, some shareholders currently holding round lots of one hundred shares may as a result own an odd lot of less than one hundred shares.  The sale of an odd lot may result in incrementally higher trading costs through certain brokers.

Any delisting of our common stock by NASDAQ could adversely affect our ability to attract new investors, may result in decreased liquidity of the outstanding shares of common stock, and could reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders.  In addition, delisting of the common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our stock at all.

Item 1B. Unresolved Staff Comments.

We have no unresolved comments from the SEC.

Item 2. Properties.

We own no real property and we currently lease all facilities used in our business. Our headquarters are located in San Diego, California in a two-building light industrial complex comprising approximately 160,000 square feet. The lease expires in February 2014 and can be renewed for one additional five-year period. This San Diego facility houses all of our manufacturing, research and development, and administrative functions, as well as a major portion of sales, sales administration, marketing and customer support.

As part of the Snap Server asset acquisition, we have subleased approximately 28,000 square feet in Milpitas, California, from Adaptec, Inc. The sublease expires in May 2010. The Milpitas facility houses research and development, sales and marketing.

We lease a 17,000 square foot facility located in Wokingham, England, which houses sales, technical support and repair services. The lease expires in January 2018. We also maintain small sales offices located close to Paris, France; Munich, Germany; China, Singapore and Korea. In August 2008, as part of our restructuring plan, we closed our China and Korea sales offices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Developments.”

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on The NASDAQ Global Market under the symbol “OVRL.” As of September 22, 2008, there were approximately 73 shareholders of record. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The high and low sales prices of our common stock from July 3, 2006 through June 29, 2008 were as follows:

	Sales Prices
	High	Low
Fiscal Year 2008:
Fourth quarter	$1.40	$0.93
Third quarter	1.91	1.02
Second quarter	2.88	1.41
First quarter	2.63	1.60

Fiscal Year 2007:
Fourth quarter	$4.20	$2.51
Third quarter	4.78	3.90
Second quarter	7.01	3.63
First quarter	7.76	6.10

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

The consolidated statement of operations data for the years ended June 30, 2008, 2007 and 2006, and the consolidated balance sheet data at June 30, 2008 and 2007, are derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended June 30, 2005 and 2004, and the consolidated balance sheet data at June 30, 2006, 2005 and 2004, are derived from our audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

The following table summarizes selected financial data (in thousands, except per share amounts):

	Fiscal Year
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Net revenue	$127,700	$160,443	$209,038	$235,687	$238,139
Gross profit	28,056	24,343	46,446	60,917	64,654
(Loss) income from operations	(30,458)	(44,845)	(25,931)	3,524	15,598
(Loss) income before income taxes	(31,627)	(43,836)	(23,311)	5,068	16,199
Net (loss) income	(32,025)	(44,111)	(19,486)	4,578	10,625
Net (loss) income per share (1):
Basic	$(2.51)	$(3.45)	$(1.42)	$0.33	$0.79
Diluted	$(2.51)	$(3.45)	$(1.42)	$0.32	$0.74

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,651	$22,825	$62,512	$76,887	$69,657
Working capital	12,585	39,566	76,381	110,363	103,244
Total assets	62,590	88,053	144,769	164,554	144,851
Note payable	1,432	—	—	—	—
Shareholders’ equity	18,183	49,110	95,438	121,494	113,514

(1)          See Note 1 to our consolidated financial statements for an explanation of shares used in computing net (loss) income per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain statements of a forward-looking nature that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believe,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include the inherent and significant risks of integrating a new acquisition, possible delays in new product introductions and shipments; market acceptance of our new product offerings; the ability to maintain strong relationships with branded channel partners; the timing and market acceptance of new product introductions by competitors; worldwide information technology spending levels; unexpected shortages of critical components; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price pressures in the marketplace; our ability to control costs and expenses; and general economic conditions. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. You are cautioned that such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you are urged to specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors,” in Part I, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.

We are an innovative provider of smart, affordable data protection appliances that help small and medium-sized businesses and distributed enterprises ensure their business-critical data is “constantly protected, readily available and always there.”  Our portfolio of data protection appliances includes the following:

•                  the Snap Server® networked and desktop storage appliances;

•                  the ULTAMUSTM RAID family of nearline data protection appliances;

•                  the REO SERIES® of disk-based backup and recovery appliances; and

•                  the NEO SERIES® and ARCvault family of tape backup and archive appliances.

Our products span all three tiers of data storage (nearline data protection appliances, disk-based backup and recovery and tape automation) and enable us to offer our customers an end-to-end data protection solution. End-users of our products include mid-range businesses, as well as distributed enterprise customers represented by divisions and operating units of large multi-national corporations, governmental organizations, universities and other non-profit institutions operating in a broad range of industry sectors. See the “Business” section in Part I, Item 1 of this report for more information about our business, products and operations.

Overview

This overview discusses matters on which our management primarily focuses in evaluating our financial position and operating performance.

Generation of revenue. We generate the vast majority of our revenue from sales of our data protection appliances. The balance of our revenue is provided by selling spare parts, selling maintenance contracts and rendering related services and earning royalties on our licensed technology. Historically, the majority of our sales have been generated through private label arrangements with original equipment manufacturers (OEMs), and the remainder have been made through commercial distributors, direct market resellers (DMRs) and value added resellers (VARs) in our branded channel. However, our strategy moving forward is to focus heavily on the delivery of new and expanded products to our branded channel, which historically has produced higher gross margins in comparison to OEM business.

Declining sales to HP. In August 2005, our largest OEM customer, Hewlett Packard Company (HP), notified us that it had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. Although we believe that sales to HP will continue to decline, HP has recently relaunched the tape automation products supplied by us with support for HP’s new LTO-4 tape drives, which may slow the rate of replacement of our supplied products by the alternate supplier’s product. Revenue from HP in fiscal 2008 decreased 39.0% compared to fiscal 2007, and decreased 29.3% from fiscal 2007 to fiscal 2006.

Impairment of long-lived assets. In the fourth quarter of fiscal 2008, we recorded an impairment charge of $7.4 million related to property and equipment. As discussed in Note 2 to the consolidated financial statements, management performed an impairment analysis of its long-lived assets, excluding the long-lived assets from the recently completed Snap Server acquisition (see Note 3 to the consolidated financial statements), as of June 30, 2008, due to the our continued operating and cash flow losses in 2008 and our forecasts for 2009 and beyond.  We concluded that the carrying amount of the primary asset group was not recoverable and an impairment loss should be recognized.

Recent setbacks. During fiscal 2008, we experienced lower than anticipated revenue for a number of reasons including:

•                  During the first three quarters of fiscal 2008, we were focused on re-building our sales team. This process took longer than anticipated and as a result had a negative impact on sales. As noted below, although sales and marketing expenses were lower than prior year, this was at the detriment of branded channel revenue.

•                  We experienced a delay in the launch of our REO® 9500D product, which was not released until November 2007.

Previous setbacks. During fiscal 2007, we experienced significant setbacks related to the outsourcing of our manufacturing to Sanmina-SCI Corporation (Sanmina), our supply contract with Dell Computer (Dell), and the commercialization of the technology we acquired from Zetta Systems, Inc. (Zetta):

•                  In September 2004, we announced a plan to outsource all of our manufacturing to Sanmina, a U.S. third party manufacturer. We completed this transfer in August 2005. During fiscal 2006, however, we failed to achieve the customer service levels, product quality and cost reductions we expected from the outsourcing. Additionally, we incurred a significant amount of redundant costs to support the outsourcing, which eroded our gross margins during the year. Consequently, we decided to bring manufacturing back to our San Diego facility and entered into a transition agreement with Sanmina effective September 2006. In February 2007, we completed the transfer of all production lines back to San Diego; and in the first quarter of fiscal 2008, we completed the purchase of the remaining inventory under the transition agreement.

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

Related in large part to the overall decline in HP revenue, we reported net revenue of $127.7 million for fiscal 2008, compared with $160.4 million for fiscal 2007. The decline in net revenue resulted in a net loss of $32.0 million, or $2.51 per share, for fiscal 2008 compared to a net loss of $44.1 million, or $3.45 per share, for fiscal 2007.

Positive trends. Despite the disappointing financial results in recent quarters, we have achieved a number of financial and operational objectives, some of which we believe will assist us in our efforts to regain profitability:

•                  Operating expenses continued to decrease compared to fiscal 2007 and fiscal 2006 due to the completion of a number of material-intensive development projects and continued strict expense control efforts. Operating expenses for the years ended June 30, 2008, 2007 and 2006 were $58.5 million (including a $1.3 million charge for software code which we expect to incorporate into a new product currently under development and a $7.4 million impairment charge on long-lived assets), $69.2 million and $72.4 million, respectively.

•                  General and administrative (G&A) expense has continued to decrease through continued strict expense control efforts. G&A expense totaled $10.1 million, $13.4 million and $14.6 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

•                  Research and development (R&D) expense, including the $1.3 million charge (in the second quarter of fiscal 2008) for software code which we expect to incorporate into a new product currently under development, decreased to $9.3 million from $15.0 million in fiscal 2007 and $18.8 million in fiscal 2006. The decrease in R&D expense is primarily attributed to completion of labor intensive projects during late fiscal 2007 and early fiscal 2008.

•                  Sales and marketing expenses decreased to $31.6 million from $32.4 million in fiscal 2007 and $37.9 million is fiscal 2006. The decrease is primarily attributed to a reduced sales force as we rebuilt our sales force through our third quarter of fiscal 2008.

•                  During fiscal 2008, we increased inventory turns while decreasing inventory levels. We continue to target reducing inventory levels and push toward higher inventory turns.

•                  Having completed the transfer of manufacturing back to our headquarters in San Diego in February 2007, our product lead times have been reduced to target levels and we believe that we have regained our reputation for timely delivery of quality products. We also have resolved the backlog issues that arose during the outsourced period.

•                  In fiscal 2008, we launched three new products: the REO 4500c, in late September 2007; the REO 9100c, in October 2007; and the REO 9500D, in November 2007. We have additional REO products scheduled for launch through fiscal 2009. We expect these new REO products to contribute to an improvement in branded sales in future periods.

•                  In June 2008, we acquired the Snap Server NAS business from Adaptec, Inc., including the brand and all assets related to the Snap Server networked and desktop storage appliances. The purchase price, excluding transaction costs, was $3.6 million, with approximately $2.2 million paid in cash upon the closing of the transaction, the remainder to be paid in 12 months. The Snap Server product line broadens our capabilities by adding distributed NAS while also strengthening central and remote office data protection. We believe the acquisition will enable us to address the $1.4 billion SMB NAS market, which according to IDC continues to grow by at least 15% annually.

Liquidity and capital resources. Historically, our primary source of liquidity has been cash generated from operations. However, in fiscal 2008, we incurred a net loss of $32.0 million and the balance of cash, cash equivalents and short-term investments declined by $13.1 million (approximately $1.9 million of which relates to an impairment of our auction rate securities and approximately $3.1 million of which relates to the reclassification of our auction rate securities to other assets) compared to the balance at June 30, 2007. At June 30, 2008, we had $9.7 million of cash, cash equivalents and short-term investments, compared to $22.8 million at June 30, 2007. We have no unused source of liquidity at this time. Cash management and preservation will continue to be a top priority. However, we expect to incur negative operating cash flows during the remainder of calendar 2008 as we introduce and market our new products, including our Snap Server appliances.

We are currently exploring funding alternatives to enable us to continue our operations and execute our strategy. Possible funding alternatives we are exploring include bank or asset based financing, equity or equity-based financing, including convertible debt, and factoring arrangements.  We are in discussions with funding sources for each of these options, but we currently have no funding commitments.  Management projects that our current cash and investments on hand will be sufficient to allow us to continue our operations at current levels only into November 2008. If we are unable to obtain additional funding, we will be forced to liquidate certain assets where possible, and/or to suspend or curtail certain of our planned operations. Any of these actions could harm our business, results of operations and future prospects.  We anticipate we will need to raise approximately $10.0 million of cash and cash equivalents to fund our operations through fiscal 2009 at planned levels.

As a result of our need for additional financing and other factors, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Our plans to raise working capital are first to pursue bank and asset based financing options; however, we may not be able to obtain such financing on favorable terms, or at all. If we are unable to obtain such financing, our plans are to pursue an equity or equity-based financing, including convertible debt, which also may not be available on terms favorable to us or at all.  If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our shareholders will be diluted.  The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

As noted above, as of June 30, 2008, our other assets included $3.1 million of auction rate securities, which securities have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term.  We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities as of June 30, 2008, based upon subsequent indicative bids. For example, indicative bids (i.e., one measure of the estimated liquidation value) from Deutsche Bank subsequent to year-end for our ARS instruments have ranged from a high of approximately $2.8 million at July 16, 2008, to a low of approximately $1.4 million at October 1, 2008, the most recent bid as of the date of this report.

Industry trends. Historically, magnetic tape has been used for all forms of data backup and recovery, because magnetic tape was, and still is, the only cost-effective, “removable,” high capacity storage media that can be taken off-site to ensure that data is safeguarded in case of disaster. For a number of years now, we have held a market-leading position in mid-range tape automation with our flagship NEO products, and sales of tape automation appliances have represented more than 63.0% of our revenue for each of the last three fiscal years. In fiscal 2007, we launched ARCvault, our new tape automation platform. Revenue from ARCvault products represented 9.6% and 7.1% of total net revenue for fiscal 2008 and fiscal 2007, respectively. Although we expect that tape solutions will continue to be the anchor of the data protection strategy at most companies, tape backup is time consuming and often unreliable and inefficient. The process of recovering data from tape is also time consuming and inefficient. Ultimately, we expect that tape will be relegated to an archival role for less-frequently accessed data, and that companies will focus more on disk-based solutions moving forward.

Recent Developments

•                  In April 2008, we announced the appointment of Ravi Pendekanti as our Vice President of Worldwide Marketing, a position that had been vacant since October 2007. In August 2008, Mr. Pendekanti’s role was expanded to include Vice President of Worldwide Sales.

•                  In August 2008, we reduced our employee workforce by 13% worldwide, or by 53 employees, in accordance with our initiatives to reduce costs and restructure our workforce. Severance costs, including COBRA, related to the terminated employees are estimated to be $340,000 and will be recorded and paid in our first and second quarters of fiscal 2009.

 Critical Accounting Policies and Estimates

Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, available-for-sale securities, share-based compensation, bad debts, inventories, intangible and other long-lived assets, warranty obligations, income taxes and restructuring charges. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred. Under this policy, revenue on direct product sales (excluding sales to distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy. Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time revenue is recognized. For products in which software is more than incidental, we recognize revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition.

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

We have various royalty arrangements with independent service providers that sell our product and also sell and provide service on our product. These independent service providers pay a royalty fee for service contracts in place, on our product. The royalty fee is calculated by us for the units covered in the quarter, and agreed to by the service provider, based upon the monthly fee for each unit covered by the independent service provider. In addition, we receive royalties from HP, for licensing of our Protection OS software. Revenue is recognized based upon quarterly reporting from HP related to the number of units sold.

We have various licensing agreements relating to our Variable Rate Randomizer (VR2®) technology with third parties. As consideration for licensing our VR2 technology, the licensees pay us a royalty fee for sales of their products that incorporate our VR2 technology. On a periodic basis, the licensees provide us with reports that include the quantity of units, subject to royalty, sold to their end users. We record the royalty when reported to us by the licensee, generally in the period during which the licensee ships the products containing VR2 technology. In certain instances, the customer has elected to purchase from us the Applications Specific Integrated Circuit (ASIC) chips embodying VR2, which are priced to include the cost of the chip plus an embedded royalty fee; and revenue on ASIC chip sales is recorded as product revenue when earned, which under our FOB origin terms is upon shipment, of the underlying ASIC chip incorporating the VR2 technology to the customer.

Available-for-Sale Securities

Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of shareholders’ equity. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with Emerging Issues Task Force Issue No. 03-1 and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and, (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.

We hold two auction rate securities (ARS) which are collateralized by corporate debt obligations. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, usually every 30 days. Since July 2007, our auction rate securities have experienced failed auctions and are considered to have experienced an other-than-temporary decline in fair value. An auction failure means that the parties wishing to sell their securities could not do so. Subsequent to fiscal year end 2008, the two ARS instruments held by us were downgraded by Fitch Ratings from AAA to A+ and A, respectively.

Significant judgment is required in determining the fair value of investments when no quoted prices exist. As allowed by Statement of Financial Standards (SFAS) No. 115, we elected to estimate the fair value of the auction rate securities using a discounted cash flow analysis. Taking into consideration the security terms the assumptions used by us included estimates of (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities, including consideration of the recent ratings downgrades, and (iii) future expected cash flow streams. If the auctions continue to fail, or we determine that one or more of the assumptions used in the estimate needs to be revised, we may be required to record an additional impairment on these securities in the future.

As noted above, as of June 30, 2008, our other assets included $3.1 million of auction rate securities, which securities have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term.  Our estimate of the fair value of the auction rate securities is based on the probability weighted expected future cash flows associated with the investments as indicated. We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities, as of June 30, 2008, based upon subsequent indicative bids. For example, indicative bids (i.e., one measure of the estimated liquidation value) from Deutsche Bank subsequent to year-end for our ARS have ranged from a high of approximately $2.8 million at July 16, 2008 to a low of approximately $1.4 million at October 1, 2008, the most recent bid as of the date of this report. We do not believe this current estimate of the liquidation value represents the estimated fair value of the instruments as of the end our fiscal year. The indicative bids are not based on active markets or orderly transactions between market participants. However, it is possible that we may be required to record additional impairments to these investments in future periods.

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

A 10% change in our share-based compensation for the year ended June 30, 2008, would have affected net losses by approximately $0.1 million in fiscal 2008.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on an assessment of the collectibility of specific accounts and the overall condition of the accounts receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, we analyze specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment terms and/or patterns. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make additional payments, then we may need to make additional allowances. Likewise, if we determine that we could realize more of our receivables in the future than previously estimated, we would adjust the allowance to increase income in the period we made this determination. We review the allowance for doubtful accounts on a quarterly basis and record adjustments as considered necessary. Generally, our allowance for doubtful accounts is based on specific identification of amounts outstanding greater than 90 days from invoice date. If we fail to identify an account as doubtful, or if we identify an account as uncollectible that is later collected, our results could vary.

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

Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset or asset group using a discount rate determined by management to be commensurate with the risk inherent in our current business model. During the fourth quarter of fiscal 2008, we recorded a $7.4 million impairment related to our property and equipment. See “Fiscal 2008 Compared to Fiscal 2007 - Impairment of Long-Lived Assets” under the discussion of “Results of Operations” below. The estimated fair value of these assets was determined using the income approach which is based on a discounted cash flow analysis, as well as consideration of the estimated value that could be realized upon sale. The assumptions used by us included estimates of (i) projected cash flows for a period approximating the remaining estimated useful life of the asset group, (ii) a discount rate commensurate with the implied risk in an investment in us and the risk of the underlying cash flows and (iii) an estimate of enterprise value.

During the first quarter of fiscal 2007, we recorded an $8.4 million impairment charge related to acquired technology. See “Fiscal 2007 Compared to Fiscal 2006 - Impairment of Long-Lived Assets” under the discussion of “Results of Operations” below. If our future results are significantly different than forecasted, we may be required to further evaluate its long-lived assets for recoverability and such analysis could result in an impairment charge in a future period.

The assumptions supporting the cash flows, including the discount rates, are determined using management’s best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets and future results of operations could be adversely affected.

Warranty Obligations

The Company provides for estimated future costs of warranty obligations in accordance with Financial Accounting Standards Board (FASB) Statement No. 5, Accounting for Contingencies, and discloses those obligations as required by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

For return-to-factory and on-site warranties, we accrue for warranty costs at the time revenue is recognized based on contractual rights and on the historical rate of claims and costs to provide warranty services. If we experience an increase in warranty claims above historical experience or our costs to provide warranty services increase, we may be required to increase our warranty accrual. The impact of theses unforeseen increases may have an adverse impact on our gross margins in subsequent periods. Similarly, if we experience a decrease in warranty claims or our costs to provide services decline, we may be required to decrease our warranty accrual which may have a favorable impact on our gross margins in subsequent periods.

In addition, if we experience a decline in our historical warranty claims, due to lower return rates or repair costs, the impact on gross margin would be favorable.

Income Tax Provision and Uncertain Tax Positions

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

Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), which became effective for us beginning July 2, 2007. FIN No. 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution (audit). The impact of our reassessment of tax positions in accordance with FIN No. 48 did not have a material impact on our results of operations, financial position or liquidity. If we are unable to uphold our position upon audit, it may impact our liquidity, results of operations or financial position.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on (1) the guidance in FIN No. 48 and (2) our estimates of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Restructuring Charges

In August 2008 and over the past several years, we recorded restructuring charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs and acquisition integrations that we have implemented and consist of the cost of involuntary termination benefits, separation benefits and facilities charges.

The charges for severance and exit costs require the use of estimates, primarily related to the amount of severance and related benefits to be paid and the cost of exiting facilities.

We account for restructuring charges in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 establishes fair value as the objective for initial measurement of the liability. Restructuring charges we have incurred under SFAS No. 146 in recent years include severance and facilities charges.

Results of Operations

The following tables set forth certain financial data as a percentage of net revenue:

	Fiscal Year
	2008	2007	2006

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	78.0	84.8	77.8
Gross profit	22.0	15.2	22.2
Operating expenses:
Sales and marketing	24.8	20.2	18.1
Research and development	7.3	9.4	9.0
General and administrative	7.9	8.4	7.0
Impairment of long-lived assets	5.8	5.2	—
In-process research and development	—	—	0.5
	45.8	43.2	34.6
Loss from operations	(23.8)	(28.0)	(12.4)
Other (expense) income, net	(0.9)	0.7	1.2
Loss before income taxes	(24.7)	(27.3)	(11.2)
Provision for (benefit from) income taxes	0.4	0.2	(1.9)
Net loss	(25.1)%	(27.5)%	(9.3)%

A summary of the sales mix by product follows:

	Fiscal Year
	2008	2007	2006
Tape based products:
NEO Series	53.5%	66.2%	68.8%
ARCvault family	9.6	7.1	—
Other (1)	—	1.2	7.4
	63.1	74.5	76.2
Service	16.2	10.3	5.1
Spare parts and other	10.7	8.0	10.8
Disk based products (2)	9.4	6.4	6.5
VR2	0.6	0.8	1.4
	100.0%	100.0%	100.0%

(1) Fiscal 2006 includes revenue associated with our PowerLoader® and LoaderXpress® products discontinued in fiscal 2007.

(2) Includes REO SERIES and ULTAMUS RAID family products.

Fiscal 2008 Compared to Fiscal 2007

Net Revenue. Net revenue decreased to $127.7 million during fiscal 2008 from $160.4 million during fiscal 2007, a decrease of approximately $32.7 million, or 20.4%. The decline was primarily the result of anticipated lower OEM revenue, specifically from HP, reflecting the previously announced transition by HP to an alternate supplier. In our branded channel, the decrease in net revenue was attributable to decreased volumes across all channels.

Product Revenue

Net product revenue decreased to $106.0 million during fiscal 2008 from $142.4 million during fiscal 2007, a decrease of $36.4 million, or 25.6%.

Net product revenue from OEM customers decreased to $46.5 million during fiscal 2008 from $77.3 million during fiscal 2007. The decrease of $30.8 million, or 39.8%, is primarily associated with declining sales to HP. Net revenue from HP represented approximately 35.2% of total net revenue during fiscal 2008 compared to 45.8% of total net revenue during fiscal 2007.

Net product revenue from Overland branded products, excluding service revenue, decreased to $59.8 million during fiscal 2008 from $65.3 million during fiscal 2007. The decrease of approximately $5.5 million, or 8.4%, was primarily associated with (i) a decrease of $6.5 million from NEO products and (ii) a decrease of $1.8 million due to the discontinuation of our Power Loader and LoaderXpress products. These decreases were offset by an increase in revenue from ARCvault products of $0.9 million and ULTAMUS products of $2.3 million. The sales of our ULTAMUS products have not yet achieved expected sales volumes.

Service Revenue

Net service revenue increased to $20.6 million during fiscal 2008 from $16.5 million during fiscal 2007. The increase of $4.1 million, or 24.8%, is associated with (i) a $3.6 million increase associated with an increase in the number of service contracts sold due to increased focus in this area and (ii) a $0.5 million increase in of out-of warranty services provided, primarily to HP.

Royalty Fees

Net royalty fees decreased to $1.1 million during fiscal 2008 from $1.5 million during fiscal 2007. The decrease of approximately $0.4 million, or 26.7%, is primarily associated with lower VR(2) royalties, partially offset by other royalty fees. VR(2) royalties during fiscal 2008 totaled approximately $0.8 million compared to $1.4 million during fiscal 2007.

Gross Profit. Overall gross profit increased to $28.1 million during fiscal 2008 from $24.3 million during fiscal 2007, an increase of approximately $3.8 million, or 15.6%.

Product Revenue

Product gross profit increased to $17.7 million, or 16.7%, for fiscal 2008 compared to $16.4 million, or 11.5%, for fiscal 2007. The increase in product gross profit is associated primarily with (i) a $0.7 million decrease in amortization expense because of the fiscal 2007 impairment of the Zetta acquired technology and (ii) decreases in the amount of additional inventory reserves required in fiscal 2008 compared to fiscal 2007.

Service Revenue

Service gross profit of $9.2 million for fiscal 2008 increased from $6.4 million for fiscal 2007. The increase in service gross profit of $2.8 million, or 43.8%, is primarily associated with an increase in warranty contracts recognized in fiscal 2008 compared to fiscal 2007, as noted above.

Stock-Based Compensation. During fiscal 2008, we had share-based compensation expense of $1.0 million compared to a net reversal, or benefit, of $75,000 of share-based compensation in fiscal 2007. The increase of approximately $1.1 million is primarily due to a one time grant of approximately 1.5 million share options in August 2007 to executive officers and key employees as a retention tool.  These options vest monthly for one year and are expected to result in increased share-based compensation expense through the first quarter of fiscal 2009.

Share-based compensation was allocated as follows (in thousands):

	Fiscal Year
	2008	2007	Change

Cost of product revenue	$134	$6	$128
Sales and marketing	353	(251)	604
Research and development	148	(99)	247
General and administrative	413	269	144
	$1,048	$(75)	$1,123

Sales and Marketing Expense. Sales and marketing expense was $31.6 million during fiscal 2008, compared to $32.4 million during fiscal 2007. The decrease of approximately $0.8 million, or 2.5%, is primarily due to (i) a decrease of approximately $0.9 million in employee and related expenses (including travel and sales commissions) related to a decrease in average headcount during the first three quarters of fiscal 2008 by 12 employees in connection with our fiscal 2007 restructurings and the realignment of our sales force (as of year end the average headcount was comparable to the prior year), (ii) a $1.0 million reduction in severance primarily associated with the fiscal 2007 restructurings, and (iii) a $0.3 million reduction in new product sales development expense due to decreased product launch activities in the current year. These decreases were offset by (i) an increase of $0.6 million in share-based compensation expense associated with options granted in August 2007 (compared to a net reversal of share-based compensation expense in the second quarter of fiscal 2007 which was associated with awards canceled prior to vesting in excess of previous estimates), (ii) an increase of $0.6 million in promotion and advertising expense due to the launch of new products, and (iii) an increase of $0.4 million in trade show expense.

Research and Development Expense. Research and development (R&D) expense was $9.3 million during fiscal 2008, compared to $15.0 million during fiscal 2007. The decrease of approximately $5.7 million, or 38.0%, is primarily due to (i) a decrease of approximately $3.8 million in employee and related expenses (from a decrease in average headcount by 20 employees) related to our fiscal 2007 restructurings, (ii) a $0.3 million reduction in severance primarily associated with the fiscal 2007 restructurings, and (iii) a decrease of $3.0 million in material-intensive product development expenses due to the completion of scheduled R&D projects. These decreases were offset by (i) a $1.3 million charge for software code that we expect to incorporate into a new product that is currently under development, and (ii) an increase of $0.2 million in share-based compensation expense associated with options granted in August 2007 (compared to a net reversal of share-based compensation expense in fiscal 2007).

General and Administrative Expense. General and administrative expense was $10.1 million during fiscal 2008, compared to $13.4 million during fiscal 2007. The decrease of approximately $3.3 million, or 24.6%, is primarily due to (i) a decrease of $1.4 million in employee and related expenses (from a decrease in average headcount by nine employees) related to our fiscal 2007 restructurings, (ii) a decrease of $0.9 million in audit, tax and consulting fees related to the material weakness we reported at the end of fiscal 2006, (iii) a decrease of approximately $0.6 million in severance expense, which expense was higher in fiscal 2007 due to the termination of our former president and chief executive officer, (iv) a decrease of $0.2 million in bad debt expense, and (v) a decrease of $0.1 million in legal fees which were higher in fiscal 2007 due to the termination of our former president and chief executive officer and the termination of our agreement with our third party manufacturer. These reductions were offset by an increase of $0.1 million in share-based compensation expense associated with options granted in August 2007.

Impairment of Long-Lived Assets. In the fourth quarter of fiscal 2008, we recorded an impairment charge of $7.4 million related to property and equipment. As discussed in Note 2 to the consolidated financial statements, management performed an impairment analysis of its long-lived assets, excluding the long-lived assets from the recently completed Snap Server acquisition (see Note 3 to the consolidated financial statements), as of June 30, 2008, due to the our continued operating and cash flow losses in 2008 and our forecasts for 2009 and beyond.  We concluded that the carrying amount of this asset group was not recoverable and an impairment loss of $7.4 million was recognized as of June 30, 2008. In the first quarter of fiscal 2007, we recorded an impairment charge of $8.4 million related to the technology acquired from Zetta Systems, Inc. (Zetta) in August 2005. As discussed in Note 2 to the consolidated financial statements, management performed an impairment analysis of the technology acquired from Zetta, in accordance with SFAS No. 144, and concluded that the asset was not recoverable and that an impairment loss should be recognized as of September 30, 2006. The full amount of the remaining Zetta intangible asset balance as of September 30, 2006, or $8.4 million, was recorded as an impairment of acquired technology in the first quarter of fiscal 2007.

Interest Income, net. During fiscal 2008, we generated net interest income of $0.8 million compared to $1.7 million during the same period of the prior fiscal year. The decrease of approximately $0.9 million or 52.9% is due to lower cash and investment balances when compared to the same period in fiscal 2007, and lower interest rates earned on such balances.

Other Expense, net. During fiscal 2008, we incurred other expense, net, of $2.0 million compared to $0.7 million during fiscal 2007. The increase of approximately $1.3 million in other expense, net, is primarily associated with a $1.7 million increase in realized losses on investments related to impairment charges under FSP FAS 115-1 and 124-1. The increase was offset by a reduction of approximately $0.3 million in realized currency exchange losses incurred in fiscal 2008 compared to fiscal 2007.

Provision for Income Taxes. We recorded income tax expense of $0.4 million during fiscal 2008 compared to $0.3 million during fiscal 2007. The increase of approximately $0.1 million is primarily due to higher earnings in the foreign subsidiaries.

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

Product Revenue

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

Net product revenue from Overland branded products, excluding service revenue, decreased to $65.3 million during fiscal 2007 from $83.4 million during fiscal 2006. The decrease of approximately $18.1 million, or 21.7%, was primarily associated with (i) a $13.1 million decrease in revenue due to the discontinuation of our PowerLoader and LoaderXpress products, (ii) a $12.1 million decrease in our NEO product sales and (iii) a $3.9 million decrease in our REO product sales, primarily due to a limited supply of RoHS-compliant product which affected sales in Europe. These decreases were partially offset by $11.4 million of net product revenue generated from sales of our ARCvault product which we introduced in early fiscal 2007.

Service Revenue

Net service revenue increased to $16.5 million during fiscal 2007 from $10.7 million during fiscal 2006. The increase of $5.8 million or 54.2% is associated with (i) a $2.9 million increase associated with an increase in the number of service contracts sold due to increased focus in this area and (ii) a $3.0 million increase in of out-of warranty services provided, primarily to HP.

Royalty Fees

Net royalty fees decreased to $1.5 million during fiscal 2007 from $1.8 million during fiscal 2006. The decrease of approximately $0.3 million or 16.7% is primarily associated with lower VR(2) royalties occurring in fiscal 2007, partially offset by other royalty fees. VR(2) royalties during fiscal 2007 totaled approximately $1.4 million compared to $1.8 million during fiscal 2006.

Gross Profit. Overall gross profit decreased to $24.3 million during fiscal 2007 from $46.4 million during fiscal 2006, a decrease of approximately $22.1 million, or 47.6%.

Product Revenue

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

Service Revenue

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

Impairment of Long-Lived Assets. In the first quarter of fiscal 2007, we recorded an impairment charge of $8.4 million related to the technology acquired from Zetta Systems, Inc. (Zetta) in August 2005. As discussed in Note 2 to the consolidated financial statements, management performed an impairment analysis of the technology acquired from Zetta, in accordance with SFAS No. 144, and concluded that the asset was not recoverable and that an impairment loss should be recognized as of September 30, 2006. The full amount of the remaining intangible asset balance as of September 30, 2006, or $8.4 million, was recorded as an impairment of acquired technology in the first quarter of fiscal 2007.

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

Liquidity and Capital Resources

At June 30, 2008, we had $9.7 million of cash, cash equivalents and short-term investments, compared to $22.8 million at June 30, 2007. We have no unused source of liquidity at this time.

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred net losses for over the last three fiscal years and negative cash flows for our last two fiscal years. As of or for the year ended June 30, 2008, we had an accumulated deficit of $50.9 million, incurred a net loss of $32.0 million and the balance of cash, cash equivalents and short-term investments declined by $13.1 million (approximately $1.9 million of which relates to an impairment of our auction rate securities and $3.1 million of which relates to the reclassification of our auction rate securities as other assets) compared to the balance at June 30, 2007. We operate in a highly competitive market characterized by rapidly changing technology. During fiscal 2009, we expect to continue to incur losses as we introduce and market our new products.

We are currently exploring funding alternatives to enable us to continue our operations and execute our strategy. Possible funding alternatives we are exploring include bank or asset based financing, equity or equity-based financing, including convertible debt, and factoring arrangements.  We are in discussions with funding sources for each of these options, but we currently have no funding commitments.  Management projects that our current cash and investments on hand will be sufficient to allow us to continue our operations at current levels only into November 2008. If we are unable to obtain additional funding, we will be forced to liquidate certain assets where possible, and/or to suspend or curtail certain of our planned operations. Any of these actions could harm our business, results of operations and future prospects.  We anticipate we will need to raise approximately $10.0 million of cash and cash equivalents to fund our operations through fiscal 2009 at planned levels.

As a result of our need for additional financing and other factors, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Our plans to raise working capital are first to pursue bank and asset based financing options; however, we may not be able to obtain such financing on favorable terms, or at all. If we are unable to obtain such financing, our plans are to pursue an equity or equity-based financing, including convertible debt, which also may not be available on terms favorable to us or at all.  If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our shareholders will be diluted.  The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations in fiscal 2009 fully, we expect we will be forced to suspend or curtail certain of our operations, which could harm our business, results of operations, and future prospects.

As of June 30, 2008, our other assets included $3.1 million of auction rate securities, which securities have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term.  We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities, as of June 30, 2008, based upon subsequent indicative bids. For example, indicative bids (i.e., one measure of the estimated liquidation value) from Deutsche Bank subsequent to year-end for our ARS have ranged from a high of approximately $2.8 million at July 16, 2008 to a low of approximately $1.4 million at October 1, 2008, the most recent bid as of the date of this report.

During fiscal 2008, we used cash in operating activities of approximately $5.2 million compared to $34.2 million in fiscal 2007 and cash provided from operating activities of $7.3 million in fiscal 2006. The change from fiscal 2007 to 2008 of $29.0 million is primarily attributed to our decreased net loss and decreases in our accounts receivable balance compared to fiscal 2007. From fiscal 2006 to 2007, there was a change of $41.5 million in cash used in operating activities. This change was primarily attributable to our increased net loss, offset by a non-cash impairment of acquired technology of $8.4 million.

During fiscal 2008, we used cash in investing activities of $4.0 million compared to cash provided by investing activities in fiscal 2007 and 2006 of $33.7 million and $16.0 million, respectively. During fiscal 2008, we used $2.5 million to acquire Snap Server. During fiscal 2007 and 2006 we liquidated some of our investments to support our operations. In fiscal 2006, we used $8.9 million to acquire Zetta with no other similar acquisitions in fiscal 2007. During fiscal 2008, 2007 and 2006, capital expenditures totaled $0.6 million, $3.2 million and $4.0 million, respectively. During fiscal 2008, such expenditures were primarily associated with tooling to support new product development. During fiscal 2007, such expenditures were primarily associated with computers, machinery and equipment to support new product development and transitioning manufacturing in-house. During fiscal 2006, capital expenditures were comprised primarily of software and tooling equipment.

During fiscal 2008, we had minimal cash activity in our financing activities compared to cash used in our financing activities of $2.6 million and $8.5 million during fiscal 2007 and 2006, respectively. During fiscal 2007 and 2006, we used cash of $2.7 million and $10.8 million, respectively, to repurchase 373,000 shares and 1.3 million shares of our common stock. These uses of cash were offset by proceeds from the issuance of common stock under our 1996 ESPP and 2006 ESPP and upon exercise of stock options for proceeds of $142,000 and $2.3 million in fiscal 2007 and 2006, respectively. Proceeds from the issuance of common stock under our 1996 ESPP and 2006 ESPP and upon exercise of stock options have decreased due to the decrease in our stock price since fiscal 2005 and the discount used in determining the purchase price under our ESPP.

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

Contractual Obligations

The following schedule summarizes our contractual obligations to make future payments at June 30, 2008 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Operating lease obligations (1)	$22,713	$4,211	$7,518	$7,252	$3,732
Purchase obligations (2)	9,773	9,629	144
Total contractual obligations (3)	$32,486	$13,840	$7,662	$7,252	$3,732

(1)	Represents contractual lease obligations under non-cancellable operating leases on our San Diego, CA; Milpitas, CA; Wokingham, England; Paris, France; China and Singapore facilities

(2)

Represents purchase orders for inventory and non-inventory items entered into prior to June 30, 2008, with purchase dates extending beyond July 1, 2008. The obligations are not necessarily non-cancellable.

(3)

Liabilities associated with uncertain tax provisions, currently estimated at $363,000 (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statues of limitation for assessment of additional taxes.

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

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. In the fourth quarter of fiscal 2008, the auction rate securities’ (ARS) estimated fair value of $3.1 million was reclassified to other assets in the accompanying consolidated balance sheets. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact sub prime mortgages have had on liquidity in the credit markets.

ARS instruments – For fiscal 2008, interest income was $0.2 million with ARS investments yielding an annual average of 4.8% on a worldwide basis. The interest rate level was down approximately 50 basis points from 5.3% in fiscal 2007. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10% or 48 basis points, we would expect a corresponding fluctuation in our interest income of approximately $23,000 during fiscal 2009.

Cash equivalents and short-term investments — For fiscal 2008, total interest income was $0.6 million with investments yielding an annual average of 4.2% on a worldwide basis. The interest rate level was down approximately 70 basis points from 4.9% in fiscal 2007. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10% or 42 basis points, we would expect a corresponding fluctuation in our interest income of approximately $60,000 during fiscal 2009.

The table below presents the cash, cash equivalents and short-term investment balances and related weighted-average interest rates at the end of fiscal 2008. The cash, cash equivalents and short-term investment balances approximate fair value (in thousands):

	Approximate Market Value	Weighted-Average Interest Rate

Cash and cash equivalents	$8,437	2.7%
Short-term investments:
Less than 1 year	—	—
Due in 1 – 2 years	258	4.0%
Due in 2 – 5 years	—	—
Due after 5 years	956	3.4%
	$9,651	3.0%

The table above includes the U.S. dollar equivalent of cash and cash equivalents, including $150,000 and $432,000 equivalents denominated in the British pound and the euro, respectively.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during fiscal 2008 was not material.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Based on our evaluation under the framework in Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 29, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

This report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of our company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is included under the captions entitled “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement to be filed for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in our proxy statement to be filed for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our proxy statement to be filed for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our proxy statement to be filed for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in our proxy statement to be filed for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. The following consolidated financial statements of Overland Storage, Inc. and report of independent registered public accounting firm are included in a separate section of this report at the page numbers so indicated:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2008 and 2007

Consolidated Statement of Operations for the Years Ended June 30, 2008, 2007 and 2006

Consolidated Statement of Shareholders’ Equity and Comprehensive Loss for Years Ended June 30, 2008, 2007 and 2006

Consolidated Statement of Cash Flows for the Years Ended June 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(a)(3)  Exhibits

2.1	Asset Purchase Agreement dated June 27, 2008 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed July 3, 2008). ++

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.2	Certificate of Amendment of Articles of Incorporation (incorporated by reference to the Company’s Form 10-Q filed February 10, 2006).

3.3	Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

3.4	Certificate of Amendment of Bylaws (incorporated by reference to the Company’s Form 8-K filed April 30, 2007).

4.1	Specimen stock certificate (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

4.2	Shareholder Rights Agreement dated August 22, 2005 between Overland and Wells Fargo Bank, N.A., as Transfer Agent (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

10.1	San Diego Headquarters Facility Lease dated October 12, 2000 between Overland and LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-Q filed February 14, 2001).

10.2

First Amendment to Lease dated January 18, 2001 between Overland and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.3	Second Amendment to Lease dated March 8, 2001 between Overland and LBA Overland, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.4	Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004). +

10.5

Addendum to Product Purchase Agreement No. 1585-042103 effective July 30, 2006 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-K filed September 15, 2006).

10.6	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated December 15, 2007 (incorporated by reference to the Company’s Form 10-Q filed May 1, 2008). +

10.7

Manufacturing Services Agreement between Overland Storage, Inc. and Sanmina-SCI Corporation effective as of November 23, 2004 (incorporated by reference to the Company’s Form 10-Q filed February 11, 2005). +

10.8

Amendment No. 1 to Manufacturing Services Agreement between Overland Storage, Inc. and Sanmina-SCI Corporation effective as of May 30, 2005 (incorporated by reference to the Company’s Form 10K filed September 15, 2005). +

10.9	Transition Amendment dated September 29, 2006 between Overland Storage, Inc. and Sanmina-SCI Corporation (incorporated by reference to the Company’s Form 10-Q filed November 8, 2006). +

10.10	Second Transition Amendment between Overland and Sanmina-SCI Corporation dated June 29, 2007 (incorporated by reference to the Company’s Form 10-Q filed May 1, 2008).+

10.11*	Form of Indemnification Agreement entered into between Overland and each of its directors and officers (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.12*

Form of Amended and Restated Retention Agreement dated September 27, 2007 between Overland and Michael Gawarecki, Kurt Kalbfleisch and Robert Scroop (incorporated by reference to the Company’s Form 8-K filed October 1, 2007).

10.13*	Amended and Restated Retention Agreement dated September 27, 2007 between Overland and Vernon A. LoForti (incorporated by reference to the Company’s Form 8-K filed October 1, 2007).

10.14*	Amended and Restated Retention Agreement between Overland and Robert Farkaly dated September 27, 2007 (incorporated by reference to the Company’s Form 10-Q filed November 2, 2007).

10.15*	Retention Agreement entered into between Overland and Ravi Pendakanti dated April 4, 2008.

10.16*	Employment letter between Overland and Robert Farkaly dated April 20, 2007 (incorporated by reference to the Company’s Form 10-Q filed November 2, 2007).

10.17*	Employment letter between Overland and Kurt L. Kalbfleisch dated July 23, 2007 (incorporated by reference to the Company’s Form 10-Q filed November 2, 2007).

10.18*	Employment letter between Overland and Ravi Pendekanti dated April 4, 2008 (incorporated by reference to the Company’s Form 10-Q filed May 1, 2008).

10.19*	Amended and Restated Employment Agreement dated September 27, 2007 with Vernon A. LoForti (incorporated by reference to the Company’s Form 8-K filed October 1, 2007).

10.20*	Separation Agreement between Overland and Robert Scroop dated February 14, 2008 (incorporated by reference to the Company’s Form 8-K filed February 15, 2008).

10.21*	Amendment dated July 9, 2008 to Separation Agreement between Overland and Robert Scroop.

10.22*	Severance Agreement and General Release dated August 27, 2008 between Overland and Robert Farkaly.

10.23*	Second Amendment to 1995 Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.24*	Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.25*	First Amendment to 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.26*	Form of Stock Option Agreement for options granted under the 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.27*	2000 Stock Option Plan, as amended and restated (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.28*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan (incorporated by reference to the Company’s Form 10-Q filed May 15, 2001).

10.29*	2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-75060) filed December 13, 2001).

10.30*

Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.31*	Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 8-K filed November 16, 2007).

10.32*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.33*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.34*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.35*	Form of Restricted Stock Agreement for restricted stock granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10K filed September 15, 2005).

10.36*	2006 Employee Stock Purchase Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-139064) filed December 1, 2006).

10.37*

Form of Stock Option Cancellation Agreement dated September 27, 2007 between Overland and Robert Degan, Robert Farkaly, W. Michael Gawarecki, Kurt L. Kalbfleisch, Vernon A. LoForti, Scott McClendon, Michael Norkus and Robert Scroop (incorporated by reference to the Company’s Form 10-Q filed February 1, 2008).

10.38*	Summary Sheet of Director and Executive Officer Compensation.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1

Certification of Vernon A. LoForti, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Vernon A. LoForti, President and Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer.

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

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

OVERLAND STORAGE, INC.

Dated: October 14, 2008	By:	/s/ VERNON A. LoFORTI
Vernon A. LoForti
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Vernon A. LoForti and Kurt L. Kalbfleisch, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VERNON A. LoFORTI	President, Chief Executive Officer	October 14, 2008
Vernon A. LoForti	and Director
(Principal Executive Officer)

/s/ KURT L. KALBFLEISCH	Vice President of Finance	October 14, 2008
Kurt L. Kalbfleisch	and Chief Financial Officer
(Principal Financial
and Accounting Officer)

/s/ ROBERT A. DEGAN	Director	October 14, 2008
Robert A. Degan

/s/ NORA DENZEL	Director	October 14, 2008
Nora Denzel

/s/ ERIC KELLY	Director	October 14, 2008
Eric Kelly

/s/ SCOTT McCLENDON	Chairman of the Board	October 14, 2008
Scott McClendon

/s/ WILLIAM MILLER	Director	October 14, 2008
William Miller

/s/ MICHAEL NORKUS	Director	October 14, 2008
Michael Norkus

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Overland Storage, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overland Storage, Inc. and its subsidiaries at June 29, 2008 and July 1, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments during the year ended July 2, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

San Diego, California

October 13, 2008

OVERLAND STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$8,437	$17,503
Short-term investments	1,214	5,322
Accounts receivable, less allowance for doubtful accounts of $396 and $374 as of June 30, 2008 and 2007, respectively	15,814	22,572
Inventories	17,126	20,556
Deferred tax assets	—	185
Other current assets	8,566	6,953
Total current assets	51,157	73,091

Property and equipment, net	1,139	11,052
Intangible assets, net	5,483	1,731
Other assets	4,811	2,179
Total assets	$62,590	$88,053

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,203	$8,094
Accrued liabilities	20,150	15,773
Accrued payroll and employee compensation	3,801	3,122
Income taxes payable	58	402
Accrued warranty	5,928	6,134
Note payable	1,432	—
Total current liabilities	38,572	33,525

Deferred tax liabilities	—	185
Other long-term liabilities	5,835	5,233
Total liabilities	44,407	38,943

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, no par value, 45,000 shares authorized; 12,764 and 12,748 shares issued and outstanding, as of June 30, 2008 and 2007, respectively	68,915	67,841
Accumulated other comprehensive income	197	91
Accumulated deficit	(50,929)	(18,822)
Total shareholders’ equity	18,183	49,110
Total liabilities and shareholders’ equity	$62,590	$88,053

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year
	2008	2007	2006
Net revenue:
Product revenue	$105,954	$142,416	$196,527
Service revenue	20,628	16,501	10,680
Royalty fees	1,118	1,526	1,831
	127,700	160,443	209,038
Cost of product revenue	88,219	126,003	156,298
Cost of service revenue	11,425	10,097	6,294
Gross profit	28,056	24,343	46,446

Operating expenses:
Sales and marketing	31,614	32,391	37,940
Research and development	9,349	14,999	18,752
General and administrative	10,117	13,387	14,564
Impairment of long-lived assets	7,434	8,411	—
In-process research and development	—	—	1,121
	58,514	69,188	72,377
Loss from operations	(30,458)	(44,845)	(25,931)

Other income (expense):
Interest income	828	1,709	2,771
Interest expense	(5)	(2)	(12)
Other expense, net	(1,992)	(698)	(139)
Loss before income taxes	(31,627)	(43,836)	(23,311)
Provision for (benefit from) income taxes	398	275	(3,825)
Net loss	$(32,025)	$(44,111)	$(19,486)

Net loss per share:
Basic and diluted	$(2.51)	$(3.45)	$(1.42)

Shares used in computing net loss per share:
Basic and diluted	12,759	12,799	13,716

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Deferred	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	(Loss) Income	Compensation	Deficit)	Equity

Balance at June 30, 2005	14,123	$77,494	$(312)	$(463)	$44,775	$121,494
Reverse deferred compensation upon adoption of SFAS No. 123(R)	—	(463)	—	463	—	—
Stock option and purchase plans	349	2,258	—	—	—	2,258
Issuance of restricted stock, net	61	—	—	—	—	—
Repurchase of common stock	(1,303)	(10,804)	—	—	—	(10,804)
Share-based compensation expense	—	2,011	—	—	—	2,011
Comprehensive loss:
Net loss	—	—	—	—	(19,486)	(19,486)
Foreign currency translation	—	—	136	—	—	136
Unrealized loss on short-term investments	—	—	(171)	—	—	(171)
Total comprehensive loss	—	—	—	—	—	(19,521)
Balance at June 30, 2006	13,230	70,496	(347)	—	25,289	95,438
Stock option and purchase plans	26	142	—	—	—	142
Cancellation of restricted stock	(135)	—	—	—	—	—
Repurchase of common stock	(373)	(2,722)	—	—	—	(2,722)
Share-based compensation benefit	—	(75)	—	—	—	(75)
Comprehensive loss:
Net loss	—	—	—	—	(44,111)	(44,111)
Foreign currency translation	—	—	154	—	—	154
Reclassification adjustment for unrealized loss on available-for-sale securities	—	—	284	—	—	284
Total comprehensive loss	—	—	—	—	—	(43,673)
Balance at June 30, 2007	12,748	67,841	91	—	(18,822)	49,110
Adoption of FIN No. 48	—	—	—	—	(82)	(82)
Stock option and purchase plans	16	26	—	—	—	26
Share-based compensation expense	—	1,048	—	—	—	1,048
Comprehensive loss:
Net loss	—	—	—	—	(32,025)	(32,025)
Foreign currency translation	—	—	92	—	—	92
Unrealized gain on short-term investments	—	—	14	—	—	14
Total comprehensive loss	—	—	—	—	—	(31,919)
Balance at June 30, 2008	12,764	$68,915	$197	$—	$(50,929)	$18,183

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Fiscal Year
	2008	2007	2006
Operating activities:
Net loss	$(32,025)	$(44,111)	$(19,486)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Impairment of long-lived assets	7,434	8,411	—
Depreciation and amortization	4,821	5,630	6,884
Deferred tax provision	—	(146)	(1,429)
Provision for losses on accounts receivable	127	368	159
Acquired in-process research and development	—	—	1,121
Share-based compensation	1,048	(75)	2,011
Realized (gains) loss on investments	(19)	107	23
Other-than-temporary impairment on investments	1,902	157	—
Amortization of discount on short-term investments	—	28	122
Loss on disposal of property and equipment	3	19	17
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	6,631	7,381	7,223
Inventories	5,013	(5,578)	4,130
Accounts payable and accrued liabilities	824	(8,135)	3,324
Accrued payroll and employee compensation	520	(1,155)	282
Other assets and liabilities, net	(1,485)	2,902	2,875
Net cash (used in) provided by operating activities	(5,206)	(34,197)	7,256

Investing activities:
Purchases of short-term investments	(8,100)	(48,525)	(69,878)
Proceeds from maturities of short-term investments	4,670	77,754	95,922
Proceeds from sales of short-term investments	2,551	7,709	2,832
Capital expenditures	(603)	(3,202)	(3,972)
Cash payments to acquire Snap Server	(2,496)	—	—
Net cash payments to acquire the stock of Zetta Systems, Inc	—	—	(8,857)
Net cash (used in) provided by investing activities	(3,978)	33,736	16,047

Financing activities:
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plans	26	142	2,258
Repurchase of common stock	—	(2,722)	(10,804)
Net cash provided by (used in) financing activities	26	(2,580)	(8,546)
Effect of exchange rate changes on cash	92	229	60
Net (decrease) increase in cash and cash equivalents	(9,066)	(2,812)	14,817
Cash and cash equivalents, beginning of year	17,503	20,315	5,498
Cash and cash equivalents, end of year	$8,437	$17,503	$20,315

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$485	$355	$735
Cash paid for interest	$5	$2	$9
Non-cash investing activities:
Change in net unrealized gain on short-term investments	$14	$355	$171
Capital expenditures received not paid as of year end	$82	$—	$709
Reclass auction rate securities to other assets	$3,118	$—	$—
Non-cash financing activities:
Issuance of note payable to acquire Snap Server	$1,432	$—	$—

See accompanying notes to consolidated financial statements

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Overland Storage, Inc. (We, Overland or the Company) was incorporated on September 8, 1980, under the laws of the State of California. For more than 27 years we have delivered data protection solutions designed for backup and recovery to ensure business continuity. Historically, we have focused on delivering a portfolio of tape automation solutions including loader and library systems designed for small and medium-sized business computing environments.

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. For ease of presentation, the Company’s fiscal years are considered to end on June 30. For example, references to fiscal 2008, 2007 and 2006 refer to the fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006, respectively. Fiscal 2008, 2007 and 2006 each contained 52 weeks.

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

We have incurred losses for our last three fiscal years and negative cash flows for our last two fiscal years. As of June 30, 2008, we had an accumulated deficit of $50.9 million. During fiscal 2008 we incurred a net loss of $32.0 million and the balance of cash, cash equivalents and short-term investments declined to $9.7 million or by $13.1 million compared to the balance at June 30, 2007. We operate in a highly competitive market characterized by rapidly changing technology. We have no other unused sources of liquidity at this time. During fiscal 2009, we expect to continue to incur losses as we introduce and market our new products.

We need immediate and substantial cash to continue our operations at current levels. We currently have no funding commitments. Management has projected that cash on hand will be sufficient to allow us to continue our operations at current levels into November 2008. We will need additional funding, either through debt or equity financings, or we will be forced to extend payment terms with vendors where possible, to liquidate certain assets where possible, and/or to suspend or curtail certain of our planned operations.  Any of these actions could harm our business, results of operations and future prospects.  We anticipate we will need to raise approximately $10.0 million of cash and cash equivalents in the next twelve months to fund our operations through fiscal 2009 at current levels.

Our recurring losses from operations, negative cash flows, and accumulated deficit and need for additional financing raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We need to generate additional revenue and improve our gross profit margins to be profitable in future periods.  We may never return to profitability, or if we do, we may not be able to sustain profitability on a quarterly or annual basis.

                                                             Possible funding alternatives, for raising working capital, are bank or asset based financing options equity-based financing, including convertible debt and factoring arrangements. We are in discussions with funding sources for each of these options but we currently have no funding commitments. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our shareholders will be diluted.  The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

As of June 30, 2008, our other assets included $3.1 million of auction rate securities, which securities have a par value of $5.0 million.  The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term.  Our estimate of the fair value of the auction rate securities is based on the probability weighted expected future cash flows associated with the investments. We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities, as of June 30, 2008, based upon subsequent indicative bids. For example, indicative bids (i.e., one measure of the estimated liquidation value) from Deutsche Bank subsequent to year-end for our ARS have ranged from a high of approximately $2.8 million at July 16, 2008 to a low of approximately $1.4 million at October 1, 2008, the most recent bid as of the date of this report.  We do not believe this current estimate of the liquidation value represents the estimated fair value of the instruments as of the end our fiscal year. The indicative bids are not based on active markets or orderly transactions between market participants. However, it is possible that we may be required to record additional impairments to these investments in future periods

Principles of Consolidation

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

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates. Significant estimates made by management include valuation of available-for-sale securities, share-based compensation, allowance for doubtful accounts, inventory valuation, valuation of intangible assets, impairment of long-lived assets, warranty obligations and the valuation allowance on deferred tax assets, among others.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred. Under this policy, revenue on direct product sales (excluding sales to distributors and certain OEM customers) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy. Title and risk of loss transfer to the customer when the product leaves our dock. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. As part of our existing agreements with certain OEM customers, we ship products to various distribution hubs around the world and retain ownership of that inventory until it is pulled by these OEM customers to fulfill their customer orders, at which time revenue is recognized. For products where software is more than incidental to of our products, we recognize revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition.

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

We have various royalty arrangements with independent service providers that sell our product and also sell and provide service on our product. These independent service providers pay a royalty fee for service contracts in place, on our product. The royalty fee is calculated by Overland for the units covered in the quarter, and agreed to by the service provider, based upon the monthly fee for each unit covered by the independent service provider. In addition, we receive royalties from HP, for licensing of our Protection OS software. Revenue is recognized based upon quarterly reporting from HP related to the number of units sold.

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Product Warranty	Deferred Revenue

Liability at June 30, 2006	$5,407	$8,822
Settlements made during the period	(1,810)	(9,709)
Change in liability for warranties issued during the period	2,731	12,337
Change in liability for preexisting warranties	(194)	3
Liability at June 30, 2007	6,134	11,453
Acquired during the period (Snap Server)	465	2,380
Settlements made during the period	(2,121)	(13,340)
Change in liability for warranties issued during the period	1,713	16,751
Change in liability for preexisting warranties	(263)	4
Liability at June 30, 2008	$5,928	$17,248

Shipping and Handling

Amounts billed to customers for shipping and handling are included in product sales and costs incurred related to shipping and handling are included in cost of revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for fiscal 2008, 2007 and 2006 were $0.5 million, $0.6 million and $0.7 million, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Software development costs are expensed until technological feasibility has been established, at which time any additional costs are capitalized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Standards (SFAS) No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs were capitalized during fiscal 2008 and 2006. Amounts capitalized in fiscal 2007 were not material.

Segment Data

The Company reports segment data based on the management approach. The management approach designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company’s reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. Based on the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it operates in one segment providing data storage solutions for mid-range businesses and distributed enterprises. The Company discloses information about products and services, geographic areas and major customers.

Information about Products and Services

The following table summarizes net revenue by product (in thousands):

	Fiscal Year
	2008	2007	2006
Tape based products:
NEO SERIES	$68,197	$106,129	$143,745
ARCvault family	12,296	11,430	3
Other (1)	47	1,909	15,435
	80,540	119,468	159,183
Service	20,628	16,501	10,680
Spare parts and other	13,718	12,887	22,628
Disk based products (2)	12,015	10,228	13,603
VR(2)	799	1,359	2,944
	$127,700	$160,443	$209,038

(1)          Fiscal 2006 includes revenue associated with our PowerLoader and LoaderXpress products discontinued in fiscal 2007.

(2)          Includes REO SERIES and ULTAMUS RAID family products.

 Information about Geographic Areas

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

The following table summarizes net revenue and long-lived assets by geographic area (in thousands):

	Net Revenue	Long-Lived Assets
Fiscal 2008
United States	$62,361	$1,041
United Kingdom	23,614	98
Rest of Europe	24,475	—
Singapore	9,489	—
Other foreign countries	7,761	—
	$127,700	$1,139
Fiscal 2007
United States	$67,980	$10,334
United Kingdom	40,925	707
Rest of Europe	25,613	11
Singapore	15,247	—
Other foreign countries	10,678	—
	$160,443	$11,052
Fiscal 2006
United States	$90,412	$10,318
United Kingdom	47,914	689
Rest of Europe	29,098	19
Singapore	22,940	—
Other foreign countries	18,674	—
	$209,038	$11,026

Cash Equivalents and Investments

Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. Cash equivalents are comprised of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

Investments with maturities greater than three months (but less than one year), when purchased, are classified as short-term investments. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. As such, all of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, generally as determined by quoted market prices, with any unrealized gains and losses (see Note 4), net of tax, recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The cost of securities sold is based on the specific identification method.

As of June 30, 2008, the Company held auction rate securities, purchased as highly rated (AAA) investment grade securities, with a par value of $5.0 million which are collateralized by corporate debt obligations. Subsequent to fiscal year end 2008, the two auction rate instruments (ARS) held by the Company were downgraded by Fitch Ratings from AAA to A+ and A, respectively. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact sub prime mortgages have had on liquidity in the credit markets. As a result, the Company recognized other-than-temporary impairment losses in fiscal 2008 of approximately $1.9 million, pre-tax, on these investments to reduce the value to their estimated fair value of $3.1 million as of June 30, 2008 (Note 4). The impairment losses are recorded in other expense, net, in the consolidated statement of operations. As allowed by SFAS No. 115, Accounting For Certain Investments in Debt and Equity Securities, the Company elected to estimate the fair value of the auction rate securities using a discounted cash flow analysis. Taking into consideration the security terms the assumptions used by us included estimates of (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities including, consideration of the recent ratings downgrades, and (iii) future expected cash flow streams. If the auctions continue to fail, or the Company determines that one or more of the assumptions used in the estimate needs to be revised, the Company may be required to record an additional impairment on these securities in the future.

During fiscal 2007, investments in auction rate securities were recorded, in short-term investments, at cost, which approximated fair value due to their variable interest rates, which typically reset every 30 days. In the fourth quarter of fiscal 2008, the auction rate securities’ estimated fair value of $3.1 million was reclassified to other assets in the accompanying consolidated balance sheets.

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

Property and Equipment

Property and equipment are recorded at cost. The Company also capitalizes qualifying internal use software costs incurred during the application development stage. Depreciation expense is computed using the straight-line method. Leasehold improvements are depreciated over the shorter of the remaining estimated useful life of the asset or the term of the lease. Estimated useful lives are as follows:

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. We consider the following events or changes as potential triggers of non-recoverability:

•                  significant underperformance relative to historical or projected future operating results;

•                  significant changes in the manner of use of the assets or the strategy for our overall business;

•                  significant decrease in the market value of the assets; and

•                  significant negative industry or economic trends.

When the carrying value is not considered recoverable, an impairment loss, for the amount by which the carrying value of a long-lived asset exceeds its fair value, is recognized with an offsetting reduction in the carrying value of the related asset(s). During the fourth quarter of fiscal 2008, the Company recorded a $7.4 million impairment related to property and equipment. The Company recorded an impairment charge of $8.4 million in the first quarter of fiscal 2007. If the Company’s future results are significantly different than forecasted, the Company may be required to further evaluate its long-lived assets for recoverability and such analysis could result in an impairment charge in a future period.

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

Foreign Currency Translation

The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity. Gains or losses from foreign currency transactions are recognized currently in income. Such transactions resulted in a loss of $121,000, $448,000 and $186,000 for fiscal 2008, 2007 and 2006, respectively.

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

Accumulated Other Comprehensive (Loss) Income

Comprehensive (loss) income for the Company includes net (loss) income, foreign currency translation adjustments and unrealized gains on available-for-sale securities, which are charged or credited to accumulated other comprehensive income within shareholders’ equity.

For fiscal 2008, 2007 and 2006, the components of accumulated other comprehensive (loss) income were as follows (in thousands):

	Fiscal Year
	2008	2007	2006

Foreign currency translation adjustments	$183	$91	$(63)
Unrealized gain (loss) on short-term investments (Note 4)	14	—	(284)
Total accumulated other comprehensive income (loss)	$197	$91	$(347)

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

The Company’s largest single customer accounted for approximately 35.2%, 45.8% and 49.7% of sales in fiscal 2008, 2007 and 2006, respectively, and approximately 23.2%, 39.5% and 36.8% of accounts receivable as of June 30, 2008, 2007 and 2006, respectively. No other customer accounted for 10.0% or more of sales in any of the three years presented.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, short-term investments, ARS instruments in other assets, accounts receivable, accounts payable and note payable. Investments in debt securities, other than auction rate securities, are recorded at fair value based on quoted market prices for those securities. See Note 4 for discussion of the fair value of the ARS instruments. The carrying amounts of other instruments approximate fair value because of their short-term maturities.

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

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Fiscal Year
	2008	2007	2006

Options outstanding and ESPP share purchase rights	2,550	2,044	2,632
Restricted stock awards outstanding	—	21	144

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

As noted above, in the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award, using the modified prospective method. The Company uses the Black-Scholes option pricing model to estimate the fair value of its options on the measurement date. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. The Company elected the alternative transition method described in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, for purposes of calculating the pool of excess tax benefits available to absorb tax short falls recognized subsequent to adoption of SFAS No. 123(R).

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

During fiscal 2008, the Company recorded share-based compensation expense of approximately $1.0 million, in the accompanying consolidated statement of operations. During fiscal 2007, the Company recorded a net benefit of $75,000 in share-based compensation associated with awards forfeiting prior to their vesting in excess of the amount previously estimated. During fiscal 2006, the Company recorded share-based compensation expense of approximately $2.0 million in the accompanying consolidated statement of operations.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company), except that the effective date of SFAS No. 157 is deferred for one year (fiscal 2010 for the Company) as it relates to nonfinancial assets and nonfinancial liabilities required to be disclosed at fair value on a nonrecurring basis. Management is currently evaluating the impact, if any, SFAS No. 157 will have on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115, which permits an entity to choose to elect irrevocably fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company). Management is currently evaluating the impact, if any, SFAS No. 159 will have on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (fiscal 2010 for the Company). Management is currently evaluating the impact, if any, SFAS No. 141(R) will have on the Company’s consolidated financial position, results of operations and cash flows.

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

NOTE 2 — ASSET IMPAIRMENT AND COMPANY RESTRUCTURINGS

Asset Impairment

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluated its long-lived assets, other than the long-lived assets from the recently completed Snap Server acquisition (Note 3), for impairment as of June 30, 2008 (Overland legacy assets), due to the Company’s continued operating and cash flow losses in 2008 and the Company’s forecasts for 2009 and beyond. The Company concluded that the carrying amount of this asset group was not recoverable and an impairment loss should be recognized. An impairment charge totaling $7.4 million, related to property and equipment, was recorded in the fourth quarter of 2008. After the impairment, total property and equipment, including property and equipment acquired from Adaptec, is recorded at its estimated fair value of $1.2 million. The estimated fair value of the Overland legacy assets was determined using the income approach which is based on a discounted cash flow analysis, as well as consideration of the estimated value that could be realized upon sale. The assumptions used by us included estimates of (i) projected cash flows for a period approximating the remaining estimated useful life of the asset group, (ii) a discount rate commensurate with the implied risk in an investment in the Company and the risk of the underlying cash flows and (iii) an estimate of enterprise value.

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

In accordance with SFAS No. 144, the Company evaluated the acquired technology intangible asset for impairment as of September 30, 2006, due to the significant underperformance of the ULTAMUS Pro product subsequent to its launch. Based on the Company’s revised forecasts, the Company concluded that the carrying amount of the asset was not recoverable and an impairment loss should be recognized. An impairment charge equal to the remaining intangible asset balance of $8.4 million was recorded in the first quarter of 2007, as the acquired technology was not considered to have any remaining value. In addition, in the first quarter of 2007, the Company recorded a write-down of $350,000 to cost of product sales against specific inventory associated with the ULTAMUS Pro product because it could no longer be used in production.

Restructurings

Outsource of Manufacturing Operations

In September 2004, in order to enhance its strategic competitiveness and increase its flexibility, the Company announced a plan to outsource all of its manufacturing to Sanmina – SCI Corporation (Sanmina), a U.S. third party manufacturer. In November 2004, the contract with Sanmina was finalized and all manufacturing employees were notified of termination dates and benefits. Under the restructuring plan, the Company terminated 82 employees.

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

In June 2006, the Company decided to terminate the relationship with Sanmina and return manufacturing to San Diego. As a result, the Company recorded a pre-tax credit of $536,000, in the fourth quarter, to reverse the remaining excess facilities liability previously recorded.

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

April 2007 Cost Reductions and Restructuring of Workforce

In April 2007, the Company announced that it reduced its employee workforce by 14% worldwide, or 54 employees, in accordance with the Company’s initiatives to reduce costs and restructure its workforce. Severance related to the terminated employees was $758,000. Severance charges are included in sales and marketing expense, research and development expense and general and administrative expense in the accompanying consolidated statement of operations.

The following table summarizes the activity and balances of accrued restructuring charges through fiscal 2008 (in thousands):

	Employee Related	Facilities	Total

Balance at June 30, 2006	$—	$—	$—
Accrued restructuring charges	1,720	42	1,762
Cash payments	(1,631)	(18)	(1,649)
Adjustment	(36)	—	(36)
Balance at June 30, 2007	53	24	77
Cash payments	(53)	(24)	(77)
Balance at June 30, 2008	$—	$—	$—

NOTE 3 – ACQUISITIONS

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

On June 27, 2008, we acquired the Snap Server® network attached storage (NAS) business (Snap Server) from Adaptec, Inc., including the brand and all assets related to the Snap Server networked and desktop storage appliances. The net purchase price was $3.9 million (including $349,000 in direct acquisition costs), with approximately $2.2 million paid in cash upon the closing of the transaction, and the remaining $1.4 million to be paid in cash in 12 months. The acquisition was made principally to broaden the Company’s capabilities by adding distributed NAS while also strengthening central and remote office data protection. The acquisition added 47 employees to the Company’s headcount.

The purchase price allocation is subject to adjustment pending final inventory valuation. The Company expects the final allocation to be completed within fiscal 2009.

The purchase consideration was allocated as follows (in thousands):

Inventories	$1,582
Property and equipment	262
Customer contracts and related relationships	2,501
Acquired technology (core and existing)	1,731
Trade names and trade marks	1,251
Accrued liabilities	(1,789)
Warranty reserve	(465)
Other long-term liabilities	(1,145)
Total consideration	$3,928

Assuming the acquisition of Snap Server had occurred on July 1, 2007 and 2006, the pro forma unaudited results of operations would have been as follows (in thousands):

	June 30,
	2008	2007

Revenue	$149,600	$188,503
Loss from operations	(37,520)	(54,733)
Net loss	(39,087)	(53,999)
Net loss per share:
Basic and diluted	$(3.06)	$(4.22)

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through June 30, 2008. The consolidated statement of operations for the year ended June 30, 2008 includes the operations of Snap Server from the date of acquisition.

NOTE 4 – SHORT-TERM AND OTHER INVESTMENTS

The following table summarizes short-term investments by security type (in thousands):

June 30, 2008

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

Asset-backed securities	$1,200	$14	$1,214
Auction rate securities (1)	—	—	—
	$1,200	$14	$1,214

(1) In the fourth quarter of fiscal 2008, auction rate securities were reclassified to other assets in the accompanying consolidated balance sheets.

June 30, 2007

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

Asset-backed securities	$4,322	$—	$4,322
Auction rate securities	1,000	—	1,000
	$5,322	$—	$5,322

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	June 30,
	2008	2007

Less than one year	$—	$—
Due in one to two years	258	—
Due in two to five years	—	329
Due after five years	956	4,993
	$1,214	$5,322

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other income (expense), net, in the accompanying consolidated statement of operations.

The following table summarizes gross realized gains and gross realized losses on the Company’s short-term investments (in thousands):

	Fiscal Year
	2008	2007	2006

Realized gains	$35	$—	$1
Realized losses
Realized from sale of short-term investments	(16)	(107)	(24)
	$19	$(107)	$(23)

In accordance with FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company performed a review of its investments that were in an unrealized loss position during fiscal 2008 and fiscal 2007. Based upon this review, management determined the losses to be other-than-temporary and recorded impairment losses of approximately $1.9 million and $157,000, pre-tax, on its investments, including ARS instruments, during fiscal 2008 and 2007, respectively. This impairment is recorded in other income (expense), net, in the accompanying consolidated statements of operations. In the fourth quarter of fiscal 2008, the Company reclassified $3.1 million of auction rate securities to other assets as a result of failed auctions in fiscal 2008.

As of June 30, 2008, the Company held auction rate securities, purchased as highly rated (AAA) investment grade securities, with a par value of $5.0 million which are collateralized by corporate debt obligations. Subsequent to fiscal year end 2008, the two ARS instruments held by the Company were downgraded by Fitch Ratings from AAA to A+ and A, respectively. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact sub prime mortgages have had on liquidity in the credit markets. As a result, the Company recognized other-than-temporary impairment losses in fiscal 2008 of approximately $1.9 million, pre-tax, on these investments to reduce the value to their estimated $3.1 million as of June 30, 2008. The impairment losses are recorded in other expense, net, in the accompanying consolidated statement of operations. As allowed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company elected to estimate the fair value of the auction rate securities using a discounted cash flow analysis. Taking into consideration the security terms the assumptions used by us included estimates of (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities including consideration of the recent ratings downgrades and (iii) future expected cash flow streams. If the auctions continue to fail, or the Company determines that one or more of the assumptions used in the estimate needs to be revised, the Company may be required to record an additional impairment on these securities in the future.

The Company estimates of the fair value of the auction rate securities is based on the probability weighted expected future cash flows associated with the investments as indicated. The Company may attempt to liquidate these securities to meet cash needs. The Company cannot predict whether the Company will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities, as of June 30, 2008, based upon subsequent indicative bids. For example, indicative bids (i.e., one measure of the estimated liquidation value) from Deutsche Bank subsequent to year-end for our ARS have ranged from a high of approximately $2.8 million at July 16, 2008 to a low of approximately $1.4 million at October 1, 2008, the most recent bid as of the date of this report. The Company does not believe this current estimate of the liquidation value represents the estimated fair value of the instruments as of the end of fiscal 2008. The indicative bids are not based on active markets or orderly transactions between market participants. However, it is possible that the Company may be required to record additional impairments to these investments in future periods.

NOTE 5 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes inventories (in thousands):

	June 30,
	2008	2007

Raw materials	$9,383	$11,539
Work in process	710	1,134
Finished goods	7,033	7,883
	$17,126	$20,556

The following table summarizes other current assets (in thousands):

	June 30,
	2008	2007

Prepaid third-party service contracts	$5,988	$4,760
Prepaid insurance and services	977	1,108
VAT & sales tax receivable	602	—
Income tax receivable	523	613
Non-trade accounts receivable	172	158
Other	304	314
	$8,566	$6,953

The following table summarizes property and equipment (in thousands):

	June 30,
	2008	2007

Computer equipment	$454	$12,945
Machinery and equipment	444	7,930
Leasehold improvements	218	4,167
Furniture and fixtures	23	1,466
	1,139	26,508
Accumulated depreciation and amortization	—	(15,456)
	$1,139	$11,052

Prior to the impairment of long-lived assets, depreciation and amortization expense for property and equipment was $3.1 million, $3.2 million and $2.4 million, in fiscal 2008, 2007 and 2006, respectively. The amounts in the table above have been reduced for the impairment charge discussed in Note 2.

The following table summarizes accrued liabilities (in thousands):

	June 30,
	2008	2007

Deferred revenue – Service contracts	$13,066	$7,752
Accrued expenses	3,196	4,338
Third-party service contracts payable	1,708	1,879
Deferred revenue – Distributors	1,446	1,047
Accrued market development funds	641	575
VAT & sales taxes payable	—	165
Other	93	17
	$20,150	$15,773

The following table summarizes other long-term liabilities (in thousands):

	June 30,
	2008	2007

Deferred revenue – Service contracts	$4,340	$3,701
Deferred rent	1,283	1,245
Other	212	287
	$5,835	$5,233

As of fiscal 2008 and 2007, the accounts receivable balances consist entirely of accounts receivable trade balances, net of allowance for doubtful accounts.

The following table summarizes the changes in allowance for doubtful accounts (in thousands):

Fiscal year	Balance at Beginning of Year	Additions Charged to Income	Write-offs, Net of Recoveries	Deductions Credited to Income	Balance at End of Year

2008	$374	$127	$105	$—	$396
2007	436	368	430	—	374
2006	298	159	21	—	436

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30,
	2008	2007

Acquired technology	$20,594	$20,594
Impairment of Zetta acquired technology	(8,411)	(8,411)
Intangibles of Snap Server
Acquired technology	1,731	—
Customer contracts and trade names	3,752	—
Adjusted cost basis	17,666	12,183
Accumulated amortization	(12,183)	(10,452)
	$5,483	$1,731

Intangible assets as of June 30, 2008 consist solely of the intangible assets acquired in the June 2008 acquisition of Snap Server. The identifiable intangible assets acquired in the Snap Server acquisition consist of existing and core technology (acquired technology), which has been assigned an estimated useful life of four years, and customer contracts and trade names, which have been assigned an estimated useful life of six years. The intangible assets will be amortized on a straight-line basis over the estimated useful lives of the assets. Estimated amortization expense for intangible assets will be approximately $1.0 million, $1.0 million, $1.0 million, $1.1 million, $0.6 million and $0.7 million in fiscal 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

Amortization expense of intangible assets was $1.7 million, $2.5 million and $4.5 million during fiscal 2008, 2007 and 2006, respectively. The technology acquired from Okapi Software, Inc. in June 2003, was being amortized over five years and was fully amortized at June 30, 2008. The technology acquired from Zetta was being amortized over four years before its impairment in the first quarter of fiscal 2007.

NOTE 7 – PROMISSORY NOTE ISSUED IN SNAP SERVER ACQUISITION

In connection with the Snap Server acquisition in June 2008, the Company issued a $1.4 million promissory note in favor of Adaptec, Inc. which accrues interest at the rate of 4.0% per annum and is secured by inventory. Principal and interest are due in one installment on June 27, 2009. At June 30, 2008, the note had a principal balance of $1.4 million outstanding.

NOTE 8 – INCOME TAXES

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

The Company adopted the provisions of FIN No. 48 in fiscal 2008. The total unrecognized tax benefit as of the date of adoption was $734,000, of which (i) $140,000 was recorded as a reduction of income taxes receivable, in other current assets, (ii) $262,000 was recorded in other long-term liabilities and (iii) $332,000 was recorded against the deferred tax asset for which there is a full valuation allowance. As a result of the implementation of FIN No. 48, the Company recognized an increase in the liability for unrecognized tax benefits in the amount of $82,000, with a corresponding increase in its accumulated deficit. In addition, the Company reduced its gross deferred tax assets by $80,000 for unrecognized tax benefits, which was offset by a reduction in its valuation allowance by the same amount.

The following is a reconciliation of the cumulative unrecognized tax benefits (in thousands):

2008

Unrecognized tax benefits as of July 2, 2007 (including the cumulative effect increase)	$734
Increase (decrease) in unrecognized tax benefits for years prior to July 2, 2007	—
Increase (decrease) in unrecognized tax benefits for fiscal 2008	—
Decrease in unrecognized tax benefits relating to settlements with tax authorities during fiscal 2008	—
Decrease in unrecognized tax benefit for lapse of statute of limitations.	(225)
Unrecognized tax benefits as of June 30, 2008	$509

Included in the balance of unrecognized tax benefits at June 30, 2008, are $509,000 of tax benefits that may affect the effective tax rate, if recognized. Of this amount, $161,000 of tax benefit may also be impacted by an increase in the valuation allowance with no net affect on the effective tax rate, depending upon the Company’s financial condition at the time the benefits are recognized.

The Company believes that it is reasonably possible that, in the next twelve months, the amount of unrecognized tax benefits may be reduced by up to $195,000. The reduction in unrecognized tax benefits would relate to the settlement of pending claims for refund and the expiration of statute of limitations for certain years.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. Upon adoption of FIN No. 48 and through June 30, 2008, the Company did not record any material amounts of interest or penalties.

The Company is subject to taxation in the United States (state and federal) and also in certain foreign tax jurisdictions. Generally, the Company’s tax returns for fiscal 2004 and forward are subject to examination by the U. S. federal tax authorities and fiscal 2003 and forward are subject to examination by state tax authorities.

During fiscal 2008, the Company’s liability for unrecognized tax benefits decreased by $225,000 due to the expiration of statute of limitations for certain years. Of this amount, $171,000 was offset by an increase in the valuation allowance, with no net affect on the effective tax rate.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN No. 48. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations of the Company.

The components of (loss) income before income taxes were as follows (in thousands):

	Fiscal Year
	2008	2007	2006

Domestic	$(32,799)	$(44,806)	$(24,417)
Foreign	1,172	970	1,106
	$(31,627)	$(43,836)	$(23,311)

The provision for (benefit from) income taxes includes the following (in thousands):

	Fiscal Year
	2008	2007	2006
Current:
Federal	$(87)	$132	$(2,718)
State	76	(55)	(143)
Foreign	409	345	224
Total current	398	422	(2,637)

Deferred
Federal	—	(134)	(961)
State	—	(13)	(227)
Foreign	—	—	—
Total deferred	—	(147)	(1,188)
Total provision for (benefit from) income taxes	$398	$275	$(3,825)

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to (loss) income before income taxes to the total income tax provision (benefit) reported in the consolidated statements of operations is as follows (in thousands):

	Fiscal Year
	2008	2007	2006

U.S. federal income tax at statutory rate	$(10,753)	$(14,904)	$(7,926)
State income taxes, net of federal benefit	(1,069)	(1,902)	(1,231)
Increase in valuation allowance	11,668	17,214	5,114
In-process research and development	—	—	381
Share-based compensation expense	252	(30)	120
Extraterritorial income exclusion benefit	—	—	(238)
Tax exempt interest	—	—	(65)
Favorable IRS settlement and statute expirations	(54)	(82)	(51)
Federal R&D tax credit	(27)	(178)	(111)
Permanent differences	234	72	92
Other, net	147	85	90
Total provision for (benefit from) income taxes	$398	$275	$(3,825)

Deferred income taxes comprised (in thousands):

	June 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$21,781	$14,396
Warranty	3,410	3,120
Property and equipment	2,242	—
Tax credits	1,933	2,292
Inventory	1,672	1,936
Share-based compensation	715	622
Intangible assets	714	139
Vacation and deferred compensation	580	414
Allowance for doubtful accounts	148	140
Restructuring accrual	—	158
Other	800	54
Gross deferred tax asset	33,995	23,271

Deferred tax liabilities:
Property and equipment depreciation	—	(297)
Purchased intangible assets	—	(647)
Gross deferred tax liability	—	(944)
Valuation allowance for deferred tax assets	(33,995)	(22,327)
Net deferred tax asset	$—	$—

The ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. SFAS No. 109, Accounting for Income Taxes, considers recent losses to be significant negative evidence that is difficult to overcome by forecasts of future taxable income to support the realization of deferred tax assets. The Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that management believes is more likely than not to be realized. As of June 30, 2006, the Company performed an assessment of its deferred tax assets and determined that it was appropriate to establish a full-valuation allowance against its net deferred tax asset. The Company continues to maintain a full valuation allowance at June 30, 2008 against its net deferred tax asset.

At June 30, 2008, the Company has federal and state net operating loss carryforwards of approximately $58.7 million and $38.8 million, respectively. These amounts include share-based compensation deductions of approximately $950,000 which will be recorded to contributed capital when realized. The remaining federal net operating loss will begin expiring in 2023, unless previously utilized. State net operating loss carryforwards generally begin to expire in 2016, unless previously utilized.

At June 30, 2008, the Company had federal and California research and development tax credit carryforwards totaling approximately $600,000 and $1.6 million, respectively. The California research credit may be carried forward indefinitely. The federal research credit will begin expiring in 2025, unless previously utilized. In addition, the Company has foreign tax credit carryforwards totaling approximately $308,000, which will begin expiring in 2015, unless previously utilized. The Company has federal alternative minimum tax credit carryforwards totaling $187,000 that can be carried forward indefinitely.

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

NOTE 10 – SHARE-BASED COMPENSATION

Stock Option Plans

The Company has five active stock option plans, each administered by a Committee of the Board of Directors, which provide for the issuance of options to employees, officers, directors and consultants. As of June 30, 2008, the Company had reserved an aggregate of 7.7 million shares of common stock for issuance under the 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Stock Option Plan, 2001 Supplemental Stock Option Plan (2001 Plan) and the 2003 Equity Incentive Plan (2003 Plan) (collectively, the Option Plans). The Option Plans provide for the granting of stock options. In addition, the 2003 Plan provides for the granting of restricted stock and stock appreciation rights (collectively, stock awards). The Option Plans have been approved by shareholders with the exception of the 2001 Plan. Currently, the Company may grant new awards only from the 2003 Plan. The Company’s 2003 Plan provides for an automatic annual grant to non-employee directors of non-statutory options to purchase 18,000 shares of common stock.

Certain options issued under selected plans allow for 100% vesting of outstanding options upon a change of control of the Company (if replacement options are not issued) or upon death or disability of the optionee. Options granted generally vest over a three-year period. Options generally expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2003 Plan and within 30 days under the other Option Plans, or upon death or disability, where an extended six- or twelve-month exercise period is specified. As of June 30, 2008, approximately 2.6 million shares were reserved for issuance upon exercise of outstanding options and approximately 1.6 million shares were available for grant under the Option Plans.

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

Fiscal Year
	2008	2007	2006

Expected volatility	52.1-53.1%	63.6-65.9%	72.2-74.1%
Risk-free interest rate	4.1-4.2%	4.6-4.8%	4.3-4.4%
Dividend yield	—	—	—
Expected term (in years)	3.1-3.4	5.5-6.4	5.6-5.9

The stock option activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding at June 30, 2007	1,786	$10.63
Granted	1,918	1.57
Exercised	—	—
Canceled/forfeited	(1,067)	10.55
Options outstanding at June 30, 2008	2,637	$4.08	3.20	$—
Exercisable outstanding at June 30, 2008	2,118	$4.69	3.25	$—

During fiscal 2008, 2007 and 2006, the Company recorded share-based compensation associated with outstanding stock option grants of approximately $1.0 million, $285,000 and $1.4 million, respectively. As of June 30, 2008, there was $120,000 of total unrecognized compensation expense related to non-vested stock options granted under the Option Plans. This expense is expected to be recognized over a weighted-average period of 0.82 years. The following table summarizes information about stock options for fiscal 2008, 2007 and 2006 (in thousands, except per share amounts):

	Fiscal Year
	2008	2007	2006

Weighted-average grant date fair value per share of options granted with exercise prices:
Less than fair value	$—	$—	$—
Equal to fair value	0.63	3.07	5.49
Greater than fair value	—	3.90	—
Intrinsic value of options exercised	—	6	502
Cash received upon exercise of stock options	—	16	1,918
Actual tax benefit realized for the tax deductions from option exercise	—	—	—
Total income tax benefit recognized in the statement of operations	—	—	—

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

The first award (the Service Award) vested as follows: 16,667 shares, 16,667 shares and 16,666 shares on January 1, 2006, 2007 and 2008, respectively. In accordance with APB No. 25, the Service Award was a fixed award and, as such, compensation expense was recorded for the fair value of the Company’s common stock less any amounts paid by the employee. The fair value of the Service Award was $10.86 per share (the market value of the stock on the date of issuance) or $543,000, which was recorded as deferred compensation under APB No. 25. In November 2006, in connection with the termination of the CEO, the unvested shares reverted to the Company and the Company reversed $170,000 of share-based compensation expense previously recognized associated with shares canceled prior to vesting. Compensation expense recorded during fiscal 2006 (under SFAS No. 123(R)) totaled approximately $300,000. See Note 1, Change in Accounting Principle and Accounting for Share-Based Compensation.

The second award (the Market Award) vested as follows: 12,500 shares, 12,500 shares and 25,000 shares, if the volume weighted daily average stock price of the Company for ten consecutive trading days were to reach $20.00, $25.00 and $30.00 (collectively, the target stock price), respectively, on or before January 1, 2008. Based upon the market values of the Company’s common stock through June 30, 2005, satisfaction of the vesting conditions was not considered probable by management and therefore no compensation expense was recorded under APB No. 25. Upon adoption of SFAS No. 123(R), the Company began recognizing compensation expense associated with this award. The weighted-average grant date fair value of this restricted stock award was estimated at $5.73, using a trinomial option pricing model based on the following assumptions: expected volatility of 54.2%, risk-free interest rate of 3.8%, dividend yield of 0.0% and an expected term of 978 days. Commencing with the adoption of SFAS No. 123(R), expense was recognized in the accompanying consolidated statement of operations with offsetting credits to common stock. In November 2006, in connection with the termination of the CEO, the unvested shares reverted to the Company and the Company reversed all previously recorded share-based compensation expense of $77,000 as all shares comprising the Market award canceled prior to vesting. Compensation expense recorded during fiscal 2006 totaled approximately $77,000.

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

During fiscal 2008, there was no activity related to restricted stock awards and as of June 30, 2008, the Company had no restricted stock awards outstanding

The following table summarizes information about restricted stock awards vested during fiscal 2008, 2007 and 2006 (in thousands):

	Fiscal Year
	2008	2007	2006

Fair value of vested restricted stock awards	$—	$62	$134

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

During fiscal 2008, 2007 and 2006, approximately 16,000, 23,000 and 54,000 shares, respectively, were issued under the 1996 ESPP and the 2006 ESPP for combined proceeds of approximately $26,000, $127,000 and $338,000, respectively. As of June 30, 2008, approximately 484,000 shares were available under the 2006 ESPP.

NOTE 11 – 401(k) PLAN

The Company maintains an employee savings and retirement plan (the 401(k) Plan) covering all of the Company’s employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. The Company matches employee contributions at 75%, up to 6% of an employee’s pretax income. The totals of these employer contributions were $558,000, $714,000 and $777,000 in fiscal 2008, 2007 and 2006, respectively.

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

Minimum Lease Payments

Fiscal 2009	$4,211
Fiscal 2010	3,974
Fiscal 2011	3,544
Fiscal 2012	3,573
Fiscal 2013	3,679
Thereafter	3,732
$22,713

Rental expense is recognized on a straight-line basis over the respective lease terms and approximated $4.0 million, $4.1 million and $4.0 million in fiscal 2008, 2007 and 2006, respectively.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at June 30, 2008 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial information (in thousands, except per share data) for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated condensed financial statements, which in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of such information. The quarterly per share amounts presented below were calculated separately and may not sum to the annual figures presented in the accompanying consolidated statement of operations. These operating results are also not necessarily indicative of results for any future period.

	Fiscal 2008
	Q1	Q2	Q3	Q4	Total

Net revenue	$32,901	$34,060	$31,794	$28,945	$127,700
Gross profit	6,472	7,782	7,697	6,105	28,056
Loss from operations	(4,654)	(6,091)	(4,672)	(15,041)	(30,458)
Loss before income taxes	(4,466)	(6,349)	(4,864)	(15,948)	(31,627)
Net loss	(4,521)	(6,504)	(4,935)	(16,065)	(32,025)

Net loss per share:
Basic and diluted	$(0.35)	$(0.51)	$(0.39)	$(1.26)	$(2.51)

	Fiscal 2007
	Q1	Q2	Q3	Q4	Total

Net revenue	$41,827	$46,760	$37,798	$34,058	$160,443
Gross profit	5,298	7,859	5,032	6,154	24,343
Loss from operations	(20,587)	(9,215)	(9,203)	(5,840)	(44,845)
Loss before income taxes	(19,985)	(8,960)	(9,066)	(5,825)	(43,836)
Net loss	(19,997)	(8,889)	(9,203)	(6,022)	(44,111)

Net loss per share:
Basic and diluted	$(1.54)	$(0.70)	$(0.72)	$(0.47)	$(3.45)

NOTE 14 – SUBSEQUENT EVENTS

Downgrade of Auction Rate Securities Rating

In July 2008, the two ARS instruments held by the Company were downgraded by Fitch Ratings from AAA to A+ and A, respectively. As a result, the coupon rate on the securities has increased and is expected to continue to increase. The impact on the fair value of the Company’s auction rate securities were evaluated as of June 30, 2008 as the conditions that gave rise to the downgrade existed at June 30, 2008 and were considered to have a material impact on the value of the ARS instruments. Accordingly, the loss has been reported in the Company’s consolidated financial statements as if the downgrades had occurred prior to June 30, 2008. See Note 4 for discussion of the fair value of the ARS instruments.

401(k) Plan

Effective October 20, 2008, the Company will discontinue making bi-weekly matching contributions under its 401(k) Plan. The Company continues to be able to make discretionary contributions as considered appropriate.

Restructuring

In August 2008, the Company reduced the employee workforce by 13% worldwide, or by 53 employees, in accordance with the Company’s initiatives to reduce costs and restructure its workforce. Severance costs, including COBRA, related to the terminated employees are estimated to be $340,000 and will be recorded and paid in the Company’s first and second quarters of fiscal 2009.