Form 10-Q
period 2008-09-28
OVERLAND STORAGE INC
filed 2008-10-31
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

As of October 30, 2008, there were 12,770,550 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended September 28, 2008

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
Net revenue:
Product revenue	$26,261	$27,658
Service revenue	5,847	4,941
Royalty fees	195	302

	32,303	32,901
Cost of product revenue	20,822	23,888
Cost of service revenue	2,759	2,541

Gross profit	8,722	6,472
Operating expenses:
Sales and marketing	9,425	6,663
Research and development	3,177	1,940
General and administrative	3,027	2,523

	15,629	11,126

Loss from operations	(6,907)	(4,654)
Other income (expense):
Interest income	64	289
Other expense, net	(187)	(101)

Loss before income taxes	(7,030)	(4,466)
(Benefit from) provision for income taxes	(124)	55

Net loss	$(6,906)	$(4,521)

Net loss per share:
Basic and diluted	$(0.54)	$(0.35)

Shares used in computing net loss per share:
Basic and diluted	12,768	12,753

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets

(In thousands)

	September 30, 2008	June 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,352	$8,437
Short-term investments	—	1,214
Accounts receivable, net of allowance for doubtful accounts of $467 and $396, as of September 30, 2008 and June 30, 2008, respectively	19,797	15,814
Inventories	17,317	17,126
Other current assets	7,341	8,566

Total current assets	49,807	51,157
Property and equipment, net	1,435	1,139
Intangible assets, net	5,128	5,483
Other assets	4,812	4,811

Total assets	$61,182	$62,590

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,696	$7,203
Accrued liabilities	21,276	20,150
Accrued payroll and employee compensation	3,463	3,801
Income taxes payable	118	58
Accrued warranty	5,334	5,928
Note payable	1,350	1,432

Total current liabilities	43,237	38,572
Other liabilities	6,854	5,835

Total liabilities	50,091	44,407
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value, 45,000 shares authorized; 12,771 and 12,764 shares issued and outstanding as of September 30, 2008 and June 30, 2008, respectively	68,996	68,915
Accumulated other comprehensive (loss) income	(70)	197
Accumulated deficit	(57,835)	(50,929)

Total shareholders’ equity	11,091	18,183

Total liabilities and shareholders’ equity	$61,182	$62,590

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows

(In thousands)

	Three months ended September 30,
	2008	2007
	(Unaudited)
Operating activities:
Net loss	$(6,906)	$(4,521)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	382	1,196
Share-based compensation	74	379
Other-than-temporary impairment on investments	421	—
Loss on short-term investments	76	16
Changes in operating assets and liabilities:
Accounts receivable	(3,983)	539
Inventories	(191)	1,592
Accounts payable and accrued liabilities	5,025	2,908
Accrued interest expense on note payable	13	—
Accrued payroll and employee compensation	(338)	(590)
Other assets and liabilities, net	1,885	(325)

Net cash (used in) provided by operating activities	(3,542)	1,194
Investing activities:
Purchases of short-term investments	—	(8,100)
Proceeds from maturities of short-term investments	—	4,422
Proceeds from sales of short-term investments	1,121	1,242
Capital expenditures	(418)	(269)

Net cash provided by (used in) investing activities	703	(2,705)
Financing activities:
Proceeds from the the sale of stock under the employee stock purchase plan	7	17

Net cash provided by financing activities	7	17
Effect of exchange rate changes on cash	(253)	66

Net decrease in cash and cash equivalents	(3,085)	(1,428)
Cash and cash equivalents, beginning of period	8,437	17,503

Cash and cash equivalents, end of period	$5,352	$16,075

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

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter end. For ease of presentation, the Company’s last fiscal year is considered to end June 30, 2008 and the Company’s first quarter of fiscal 2009 is considered to end September 30, 2008. For example, references to the quarter ended September 30, 2008, the three months ended September 30, 2008, or the first quarter of fiscal 2009 refer to the fiscal quarter ended September 28, 2008. The first quarter of fiscal 2009 and 2008 each included 13 weeks.

In the opinion of management, these statements include all the normal recurring adjustments necessary to state fairly our consolidated condensed results of operations, financial position and cash flows as of September 30, 2008 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 29, 2008. The results reported in these consolidated condensed financial statements for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

The year end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We have incurred losses for our last three fiscal years and negative cash flows for our last two fiscal years. As of September 30, 2008, we had an accumulated deficit of $57.8 million. During first quarter fiscal 2009 we incurred a net loss of $6.9 million and our cash balance declined by $4.3 million compared to cash, cash equivalents and short term investments balance of $9.7 million at June 30, 2008. We operate in a highly competitive market characterized by rapidly changing technology. We have no other unused sources of liquidity at this time. During fiscal 2009, we expect to continue to incur losses as we introduce and market our new products.

We need immediate and substantial cash to continue our operations at current levels. We currently have no funding commitments. Management has projected that cash on hand will be sufficient to allow us to continue our operations at current levels into November 2008. We will need additional funding, either through debt or equity financings, or we will be forced to extend payment terms with vendors where possible, to liquidate certain assets where possible, and/or to suspend or curtail certain of our planned operations. Any of these actions could harm our business, results of operations and future prospects. We anticipate we will need to raise approximately $10.0 million of cash to fund our operations through fiscal 2009 at planned levels.

Our recurring losses from operations, negative cash flows, and accumulated deficit and need for additional financing raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for fiscal 2008 and first quarter of fiscal 2009 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We need to generate additional revenue and improve our gross profit margins to be profitable in future periods. We may never return to profitability, or if we do, we may not be able to sustain profitability on a quarterly or annual basis.

Possible funding alternatives for raising working capital are bank or asset-based financing options, equity-based financing, including convertible debt, and factoring arrangements. We are in discussions with funding sources for each of these options but we currently have no funding commitments. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

As of September 30, 2008, our other assets included $2.7 million of auction rate securities, which have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term. Our estimate of the fair value of the auction rate securities is based on the probability weighted expected future cash flows associated with the investments. We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities, as of September 30, 2008, based upon subsequent indicative bids. For example, indicative bids (i.e., one measure of the estimated liquidation value) from Deutsche Bank subsequent to quarter-end for our ARS have ranged from a high of approximately $1.4 million at October 1, 2008 to a low of approximately $788,000 at October 29, 2008, the most recent bid as of the date of this report. We do not believe this current estimate of the liquidation value represents the estimated fair value of the instruments as of September 30, 2008; however, such bids were considered in our estimate of the fair value of the securities at September 30, 2008. The indicative bids are not based on active markets or orderly transactions between market participants. It is possible that we may be required to record additional impairments to these investments in future periods.

Fair Value Measurements

Effective July 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS No. 157, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As allowed under the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009. We are evaluating the impact, if any, these remaining provisions of the standard will have on our non-financial assets and liabilities.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP FAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 in the first quarter of fiscal 2009 did not have a material effect on the Company’s results of operations, financial position or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope of SFAS No. 159 as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position the fair value of assets and liabilities for which the fair value option has been elected, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount.

The Company adopted SFAS No. 159 but did not elect the fair value option for any existing asset or liability held at the adoption date. Retrospective application is not permitted. Therefore, SFAS No. 159 did not have an impact on the Company’s results of operations, financial position or cash flows in first quarter of fiscal 2009.

Note 2 — Company Restructurings

Restructurings

September 2008 Cost Reductions and Restructuring of Workforce

In September 2008, the Company announced that it reduced its employee workforce by 13% worldwide, or 53 employees, in accordance with the Company’s initiatives to reduce costs and restructure its workforce. Severance charges are included in sales and marketing expense, research and development expense and general and administrative expense in the consolidated condensed statement of operations.

The following table summarizes the activity and balance of accrued restructuring charges included in accrued liabilities through September 30, 2008 (in thousands):

Employee Related
Balance at June 30, 2008	$—
Accrued restructuring charges	352
Cash payments	(272)

Balance at September 30, 2008	$80

Note 3 — Acquisition

On June 27, 2008, we acquired the Snap Server® network attached storage (NAS) business (Snap Server) from Adaptec, Inc., including the brand and all assets related to the Snap Server networked and desktop storage appliances. The net purchase price was $3.9 million (including $349,000 in direct acquisition costs but excluding the $95,000 working capital adjustment discussed below), with approximately $2.2 million paid in cash upon the closing of the transaction, and the remaining $1.4 million to be paid in cash in 12 months. The acquisition was made principally to broaden the Company’s capabilities by adding distributed NAS while also strengthening central and remote office data protection. The acquisition added 47 employees to the Company’s headcount.

The purchase agreement, pursuant to which the Company acquired Snap Server included a provision on a working capital adjustment to the purchase price based on the final value of acquired inventory and fixed assets as of the closing of the acquisition. Management finalized the working capital adjustment with Adaptec, Inc in the amount of $95,000, which was applied as a reduction of the promissory note the Company issued to Adaptec, Inc and the acquired intangible assets. The purchase price is subject to adjustment pending final inventory valuations. The Company expects the final allocation to be completed within fiscal year 2009.

The purchase consideration was preliminarily allocated as follows (in thousands):

Inventories	$1,582
Property and equipment	262
Customer contracts and related relationships	2,458
Acquired technology (core and existing)	1,701
Trade names and trade marks	1,229
Accrued liabilities	(1,789)
Warranty reserve	(465)
Other long-term liabilities	(1,145)

Total consideration	$3,833

Assuming the acquisition of Snap Server had occurred on July 1, 2007, the pro forma unaudited combined results of operations for the three months ended September 30, 2007 would have been as follows (in thousands):

Revenue	$39,201
Loss from Operations	(5,186)
Net Loss	(5,072)
Net loss per share:
Basic and diluted	$(0.40)

The pro forma unaudited combined results of operations set fourth above, do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through September 30, 2008.

Note 4 — Fair Value of Financial Instruments

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes the following hierarchy, which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions:

Level 1 — Quoted market prices for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Inputs reflecting management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and are significant to the instruments valuation.

The following table presents the Company’s hierarchy for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	At Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Auction rate securities (ARS)	$—	$—	$2,700	$2,700

Due to the auction process having failed since July 2007 market data for identical financial assets has been unavailable for the Company to fair value ARS as of September 30, 2008. Also, there were no similar financial assets identified in active or inactive markets and the Company did not identify similar assets with other inputs that could be observable or corroborated by observable market data for substantially the full term of the similar financial asset. As such, the Company did not utilize assumptions to fair value the ARS under level 1 and level 2 inputs. Therefore, the Company will fair value these ARS using level 3 unobservable inputs.

Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every 28 days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates.

As of September 30, 2008, the Company held auction rate securities, purchased as highly rated (AAA) investment grade securities, with a par value of $5.0 million which are collateralized by corporate debt obligations. The securities are now both rated as A by Fitch Ratings. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact sub prime mortgages have had on liquidity in the credit markets. In fiscal 2008, the Company recognized other-than-temporary impairment losses of approximately $1.9 million, pre-tax, on these investments (in accordance with SFAS No. 115) to reduce the value to an estimated $3.1 million as of June 30, 2008. The impairment losses were recorded in other expense, net, in the consolidated statement of operations. In the first quarter of fiscal 2009, the Company estimated the fair value of the auction rate securities using a discounted cash flow analysis and estimated the fair value to be $2.7 million. Taking into consideration the security terms, the assumptions used by the Company included estimates of (i) when a successful auction would occur or the securities would be redeemed or mature, (ii) a discount rate commensurate with the implied risk associated with holding the securities, including consideration of the recent ratings downgrades, (iii) future expected cash flow streams, and (iv) consideration of indicative bids as of September 30, 2008. If the auctions continue to fail, or the Company determines that one or more of the assumptions used in the estimate needs to be revised, the Company may be required to record an additional impairment on these securities in the future.

The Company’s estimates of the fair value of the auction rate securities are based on the probability weighted expected future cash flows associated with the investments as indicated above. The Company may attempt to liquidate these securities to meet cash needs. The Company cannot predict whether it will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities as of September 30, 2008, based upon subsequent indicative bids. For example, indicative bids (i.e., one measure of the estimated liquidation value) from Deutsche Bank subsequent to quarter-end for our ARS have ranged from a high of approximately $1.4 million at October 1, 2008 to a low of approximately $788,000 at October 29, 2008, the most recent bid as of the date of this report. The Company does not believe this current estimate of the liquidation value represents the estimated fair value of the instruments as of the end of first quarter of fiscal 2009; however, such bids were considered in our estimate of the fair value of the securities at September 30, 2008. The indicative bids are not based on active markets or orderly transactions between market participants. However, it is possible that the Company may be required to record additional impairments to these investments in future periods.

As of September 30, 2008, the Company’s auction rate securities are measured at fair value on a recurring basis using significant Level 3 inputs.

The following table summarizes the change in balances for the three-month period ended September 30, 2008 (in thousands):

Level 3 Auction- Rate Securities (in thousands)
Balance at June 30, 2008	$3,118
Other than temporary impairment	(418)

Balance at September 30, 2008	$2,700

Note 5 — Short-Term Investments

As of September 30, 2008, the Company no longer holds any short-term investments.

The following table summarizes short-term investments by security type as of June 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Asset-backed securities	$1,200	$14	$1,214

The following table summarizes the contractual maturities of the Company’s short-term investments as of June 30, 2008 (in thousands):

Less than one year	$—
Due in one to two years	258
Due in two to five years	—
Due after five years	956

$1,214

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other expense, net, in the consolidated condensed statement of operations.

The following table summarizes gross realized losses on the Company’s short-term investments (in thousands):

	Three months ended September 30
	2008	2007
Realized losses from sale of short-term investments	$76	$16

Note 6 — Composition of Certain Financial Statement Captions

The following table summarizes inventories (in thousands):

	September 30, 2008	June 30, 2008
Raw materials	$7,719	$9,383
Work in process	1,075	710
Finished goods	8,523	7,033

	$17,317	$17,126

The following table summarizes other current assets (in thousands):

	September 30, 2008	June 30, 2008
Prepaid third-party service contracts	$5,771	$5,988
Prepaid insurance and services	973	977
VAT & sales tax receivable	454	602
Income tax receivable	—	523
Non-trade accounts receivable	76	172
Other	67	304

	$7,341	$8,566

The following table summarizes intangible assets (in thousands):

	September 30, 2008	June 30, 2008
Acquired technology (1)	$1,701	$1,731
Customer contracts and trade names (1)	3,687	3,752

	5,388	5,483
Less: Accumulated amortization	(260)	—

	$5,128	$5,483

(1)	Balance as of September 30, 2008, has been adjusted for working capital adjustment (Note 3).

The following table summarizes other assets (in thousands):

	September 30, 2008	June 30, 2008
Auction rate securities	$2,700	$3,118
Prepaid third party service contracts	1,998	1,608
Other	114	85

	$4,812	$4,811

The following table summarizes accrued liabilities (in thousands):

	September 30, 2008	June 30, 2008
Deferred revenue – Service contracts	$12,562	$13,066
Accrued expenses	4,095	3,196
Third-party service contracts payable	1,865	1,708
Deferred revenue – Distributors	1,776	1,446
Accrued market development funds	634	641
Other	344	93

	$21,276	$20,150

The following table summarizes other liabilities (in thousands):

	September 30, 2008	June 30, 2008
Deferred revenue – Service contracts	$5,411	$4,340
Deferred rent	1,015	1,283
Other	428	212

	$6,854	$5,835

Note 7 — Net Loss Per Share

Basic net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive securities are comprised of options granted under the Company’s stock option plans and employee stock purchase plan (ESPP) share purchase rights. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three months ended September 30,
	2008	2007
Options outstanding and ESPP share purchase rights	2,693	2,254

Note 8 — Comprehensive Loss

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized gains(losses) on available-for-sale securities, which are charged or credited to accumulated other comprehensive (loss) income within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three months ended September 30,
	2008	2007
Net loss	$(6,906)	$(4,521)
Change in foreign currency translation	(253)	66
Change in unrealized gain on short-term investments	(14)	32

Total comprehensive loss	$(7,173)	$(4,423)

Note 9 — Income Taxes

As of September 30, 2008, the total unrecognized tax benefit was $362,000, of which (i) $44,000 was recorded in current liabilities, (ii) $153,000 was recorded in other long-term liabilities and (iii) $165,000 was recorded against the deferred tax asset for which there is a full valuation allowance.

The Company believes it is reasonably possible within the next twelve months that the amount of unrecognized tax benefits may be reduced by up to $52,000. The reduction in unrecognized tax benefits would relate to the expiration of statute of limitations for certain years.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. Upon adoption of FIN No. 48 and through September 30, 2008, the Company did not record any material amounts of interest or penalties.

The Company is subject to taxation in the United States, various state and foreign tax jurisdictions. Generally, the Company’s tax years for fiscal 2005 and forward are subject to examination by the U.S. federal tax authorities and fiscal 2004 and forward are subject to examination by U.S. state tax authorities.

During the first quarter of fiscal 2009, the Company’s liability for unrecognized tax benefits decreased $147,000 due to settlement of pending claims for refund.

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

Note 10 — Commitments and Contingencies

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue
Liability at June 30, 2008	$5,928	$17,248
Settlements made during the period	(940)	(4,436)
Change in liability for warranties issued during the period	423	4,948
Change in liability for preexisting warranties	(77)	(8)

Liability at September 30, 2008	$5,334	$17,752

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at September 30, 2008 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Note 11 — Intangible Assets

Intangible assets as of September 30, 2008 consist solely of the intangible assets acquired in the June 2008 acquisition of Snap Server. The identifiable intangible assets acquired in the Snap Server acquisition consist of existing and core technology (acquired technology), which has been assigned an estimated useful life of four years, and customer contracts and trade names, which have been assigned an estimated useful life of six years. As described in Note 3, during the first quarter of fiscal year 2009 the Company recorded a working capital adjustment of $95,000. The adjustment was recorded proportionately as a reduction to the acquired intangible assets. The intangible assets amortized on a straight-line basis over the estimated useful lives of the assets. Estimated amortization expense for intangible assets will be approximately $780,000 during the remainder of fiscal 2009 and $1.0 million, $1.0 million, $1.1 million, $614,000 and $614,000 in fiscal 2010, 2011, 2012, 2013 and thereafter, respectively.

Amortization expense of intangible assets was $260,000 and $433,000 during the first quarter of fiscal 2009 and 2008, respectively. Amortization expense in fiscal 2008 was related to the technology the Company acquired from Okapi Software, Inc. in June 2003, which became fully amortized in June 2008.

Note 12 — Common Stock

Stock Options and Employee Stock Purchase Plan

During the first quarter of fiscal 2009, the Company issued approximately 7,000 shares of common stock purchased through the Company’s 2006 Employee Stock Purchase Plan.

Note 13 — Promissory Note issued in Snap Server Acquisition

In connection with the Snap Server acquisition in June 2008, the Company issued a $1.4 million promissory note in favor of Adaptec, Inc. which accrues interest at the rate of 4.0% per annum and is secured by inventory. Principal and interest under such note are due in one installment on June 27, 2009. As described in Note 3, there was a $95,000 working capital adjustment under the Snap Server purchase agreement, which was applied as a reduction of the principal amount due under such note, effective as of the date of the Snap Server acquisition (June 27, 2008). As of September 30, 2008, the promissory note had a principal and interest balance of $1.4 million outstanding.

Note 14 — Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). This statement establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the impact, if any, SFAS No. 141(R) will have on its operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company expects that the adoption of SFAS No. 162 will not have a material impact on our results of operations, financial position or cash flows.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3 (FSP 142-3), Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 requires additional footnote disclosures about the impact of the Company’s ability or intent to renew or extend agreements related to existing intangible assets or expected future cash flows from those intangible assets, how the Company accounts for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangible assets acquired after December 31, 2008, FSP 142-3 requires that the Company consider its experience regarding renewal and extensions of similar arrangements in determining the useful life. If the Company does not have experience with similar arrangements, FSP 142-3 requires that the Company use the assumptions of a market participant putting the intangible assets to its highest and best use in determining the useful life. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of FSP 142-3 is not permitted. The Company is currently evaluating the impact, if any, FSP 142-3 will have on its operations, financial position or cash flows.

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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain statements of a forward-looking nature that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include: failure to obtain sufficient funding for us to execute our business strategy; unexpected delays or costs related to the acquisition and integration of the Snap Server business; failure to achieve desired benefits from cost-cutting measures; possible delays in new product introductions and shipments; market acceptance of our new product offerings; the ability to maintain strong relationships with branded channel partners; the timing and market acceptance of new product introductions by competitors; worldwide information technology spending levels; unexpected shortages of critical components; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price pressures in the marketplace; our ability to control costs and expenses; and general economic conditions. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. You are cautioned that such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you are urged to specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors,” in Part II, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

Declining sales to HP. In August 2005, our largest OEM customer, Hewlett Packard Company (HP), notified us that it had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. Although we believe that sales to HP will continue to decline, HP has recently relaunched the tape automation products supplied by us with support for HP’s new LTO-4 tape drives, which may slow the rate of replacement of our supplied products by the alternate supplier’s product. Revenue from HP during the first three months of fiscal 2009 increased less than 1.0% compared to the fourth quarter of fiscal 2008, but decreased 25.6% compared to the first quarter of fiscal 2008.

Impairment of long-lived assets. In the fourth quarter of fiscal 2008, we recorded an impairment charge of $7.4 million related to property and equipment. As discussed in Note 2 to the consolidated financial statements included in our annual report on Form 10-K, management performed an impairment analysis of its long-lived assets, excluding the long-lived assets from the recently completed Snap Server, as of June 30, 2008, due to our continued operating and cash flow losses in fiscal 2008 and our forecasts for fiscal 2009 and beyond. We concluded that the carrying amount of the asset group was not recoverable and an impairment loss should be recognized. As of September 30, 2008, management noted no additional impairment triggering events and, as such, no additional charges were recorded.

Recent setbacks. During fiscal 2008, we experienced lower than anticipated revenue for a number of reasons. In particular, during the first three quarters of fiscal 2008, we were focused on re-building our sales team. This process took longer than anticipated and as a result had a negative impact on sales. As noted below, although sales and marketing expenses were lower than prior year, this was to the detriment of branded channel revenue.

Related in large part to the overall decline in HP revenue, we reported net revenue of $32.3 million for the first quarter of fiscal 2009, compared with $32.9 million for the first quarter of fiscal 2008. The decline in net revenue resulted in a net loss of $6.9 million, or $0.54 per share, for the first quarter of fiscal 2009 compared to a net loss of $4.5 million, or $0.35 per share, for the first quarter of fiscal 2008.

Positive developments. Despite the disappointing financial results in recent quarters, we have achieved a number of financial and operational objectives some of which we believe will assist us in our efforts to regain profitability:

•

In June 2008, we acquired the Snap Server NAS business from Adaptec, Inc., including the brand and all assets related to the Snap Server networked and desktop storage appliances. The purchase price, excluding transaction costs, was $3.5 million, as adjusted, with approximately $2.2 million paid in cash upon the closing of the transaction, the remainder to be paid in 12 months. The Snap Server product line broadens our capabilities by adding distributed NAS while also strengthening central and remote office data protection. We believe the acquisition will enable us to address the $1.4 billion small and medium business (SMB) NAS market, which according to IDC continues to grow by at least 15.0% annually. During the three months ended September 30, 2008, Snap Server revenue was $3.5 million.

•

Snap Server products typically have higher margins than our disk and tape products. As a result, margins increased to 27.0% from 21.1% compared to the fourth quarter of fiscal 2008 and from 19.7% compared to the first quarter of fiscal 2008.

•

In September 2008, we launched our first Snap Server product: the Snap Server 620. We also have new REO products scheduled for launch throughout fiscal 2009. We expect these new Snap Server and REO products to contribute to an improvement in branded sales in future periods.

•

The three months ended September 30 is generally a lower revenue generating quarter due to the holiday season in Europe. However, revenue for the three months ended September 30, 2008 increased $3.4 million, or 11.6%, compared to the three months ended June 30, 2008.

•	For the second consecutive quarter, disk sales in the Americas region increased more than the 68% compared to the prior quarter period.

•	Despite the closing of our China and Korea offices in August 2008, sales in our APAC region increased 44.4% over the prior quarter and 3.4% over the same quarter last year.

Liquidity and capital resources. Historically, our primary source of liquidity has been cash generated from operations. However, we incurred a net loss of $6.9 million during the first quarter of fiscal 2009 and used $3.5 million in cash to fund our operating activities, which includes the addition of Snap Server operations. Our cash balance has decreased by $18.5 million compared to our cash, cash equivalents and short-term investments balance at September 30, 2007, and by $4.3 million compared to our cash, cash equivalents and short-term investments balance at June 30, 2008. At September 30, 2008, we had a cash balance of $5.4 million, compared to $9.7 million of cash, cash equivalents and short-term investments at June 30, 2008. We have no other unused sources of liquidity at this time. Cash management and preservation will continue to be a top priority. However, we expect to incur negative operating cash flows during the remainder of calendar 2008 as we expand our product offerings, including Snap Server products and increasing marketing spend.

As a result of our need for additional financing and other factors, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2008 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We are currently exploring funding alternatives to enable us to continue our operations and execute our strategy. Possible funding alternatives we are exploring include bank or asset-based financing, equity or equity-based financing, including convertible debt, and factoring arrangements. We are in discussions with funding sources for each of these options, but we currently have no funding commitments. Management projects that our current cash on hand will be sufficient to allow us to continue our operations at current levels only into November 2008. If we are unable to obtain additional funding, we will be forced to extend payment terms to vendors where possible, liquidate certain assets where possible, and/or to suspend or curtail certain of our planned operations. Any of these actions could harm our business, results of operations and future prospects. We anticipate we will need to raise approximately $10.0 million of cash to fund our operations through fiscal 2009 at planned levels.

Our plans to raise working capital are first to pursue bank and asset–based financing options; however, we may not be able to obtain such financing on favorable terms, or at all. If we are unable to obtain such financing, our plans are to pursue an equity or equity-based financing, including convertible debt, which also may not be available on terms favorable to us or at all. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

As of September 30, 2008, our other assets included $2.7 million of auction rate securities, which have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term. We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities as of September 30, 2008, based upon subsequent indicative bids. For example, subsequent indicative bids (i.e., one measure of the estimated liquidation value) from Deutsche Bank for our ARS instruments have ranged from a high of approximately $1.4 million at October 1, 2008, to a low of approximately $0.8 million at October 29, 2008, the most recent bid as of the date of this report.

Industry trends. Historically, magnetic tape has been used for all forms of data backup and recovery, because magnetic tape was, and still is, the only cost-effective, “removable,” high capacity storage media that can be taken off-site to ensure that data is safeguarded in case of disaster. For a number of years now, we have held a market-leading position in mid-range tape automation with our flagship NEO products, and sales of tape automation appliances have represented more than 63.0% of our revenue for each of the last three fiscal years. Revenue from ARCvault products represented 8.3% and 8.7% of total net revenue during the fiscal quarters ended September 30, 2008 and September 30, 2007, respectively. Although we expect that tape solutions will continue to be the anchor of the data protection strategy at most companies, tape backup is time consuming and often unreliable and inefficient. The process of recovering data from tape is also time consuming and inefficient. Ultimately, we expect that tape will be relegated to an archival role for less-frequently accessed data, and that companies will focus more on disk-based solutions moving forward.

Recent Developments

•

In August 2008, we reduced our employee workforce by 13% worldwide, or by 53 employees, in accordance with our initiatives to reduce costs and restructure our workforce. Severance costs, including COBRA, related to the terminated employees are estimated to be $352,000, which was recorded in the first quarter of fiscal 2009.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Operations and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 29, 2008; and we discuss our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of such report. Unless otherwise described below, there have been no material changes in our critical accounting policies and estimates.

Available-for-Sale Securities

We hold two auction rate securities (ARS) which are collateralized by corporate debt obligations. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, usually every 28 days. Since July 2007, our auction rate securities have experienced failed auctions and are considered to have experienced an other-than-temporary decline in fair value. An auction failure means that the parties wishing to sell their securities could not do so. The ARS are now both rated as A by Fitch Ratings.

As noted above, during the first quarter of fiscal 2009, we implemented Statement of Financial Standards (SFAS) No. 157. Under SFAS No. 157, we elected to estimate the fair value of the auction rate securities using a discounted cash flow analysis. Taking into consideration the security terms, the assumptions used by the Company included estimates of (i) when a successful auction would occur or the securities would be redeemed or mature, (ii) a discount rate commensurate with the implied risk associated with holding the securities, including consideration of the recent ratings downgrades, (iii) future expected cash flow streams, and (iv) consideration of indicative bids as of September 30, 2008. If the auctions continue to fail, or the Company determines that one or more of the assumptions used in the estimate needs to be revised, the Company may be required to record an additional impairment on these securities in the future.

Prior to the implementation of SFAS No. 157 in the first quarter of fiscal 2009, as of June 30, 2008 our ARS were fair valued in accordance with Statement of Financial Standards (SFAS) No. 115. Under SFAS No. 115, we elected to estimate the fair value of the auction rate securities using a discounted cash flow analysis. Taking into consideration the security terms the assumptions used by us included estimates of (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities, including consideration of the recent ratings downgrades, and (iii) future expected cash flow streams. If the auctions continue to fail, or we determine that one or more of the assumptions used in the estimate needs to be revised, we may be required to record an additional impairment on these securities in the future.

As noted above, as of September 30, 2008, our other assets included $2.7 million of auction rate securities, which have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term. Our estimate of the fair value of the auction rate securities is based on the probability weighted expected future cash flows associated with the investments as indicated above. We may attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities, as of September 30, 2008, based upon subsequent indicative bids. For example, indicative bids (i.e., one measure of the estimated liquidation value) from Deutsche Bank subsequent to quarter-end for our ARS have ranged from a high of approximately $1.4 million at October 1, 2008 to a low of approximately $0.8 million at October 29, 2008, the most recent bid as of the date of this report. We do not believe this current estimate of the liquidation value represents the estimated fair value of the instruments as of the end of first quarter of fiscal 2009; however, such bids were considered in our estimation of the fair value of the securities at September 30, 2008. The indicative bids are not based on active markets or orderly transactions between market participants. However, it is possible that we may be required to record additional impairments to these investments in future periods.

Results of Operations

The following tables set forth certain financial data as a percentage of net revenue:

	Three months ended September 30,
	2008	2007
Net revenue	100.0%	100.0%
Cost of revenue	73.0	80.4

Gross profit	27.0	19.6
Operating expenses:
Sales and marketing	29.2	20.2
Research and development	9.8	5.9
General and administrative	9.4	7.6

	48.4	33.7
Loss from operations	(21.4)	(14.1)
Other income (expense), net	(0.4)	0.6

Loss before income taxes	(21.8)	(13.5)
(Benefit from) provision for income taxes	(0.4)	0.2

Net loss	(21.4)%	(13.7)%

A summary of the sales mix by product follows:

	Three months ended September 30,
	2008	2007
Tape based products:
NEO Series	43.9%	56.9%
ARCVault	8.3	8.7
Others	—	0.1

	52.2	65.7
Disk based products:
REO	7.0	7.4
ULTAMUS	2.1	2.4
Snap Server	10.7	0.0

	19.8	9.8
Service	18.1	15.0
Spare parts and other	9.4	8.9
VR2	0.5	0.6

	100.0%	100.0%

The first quarter of fiscal 2009 compared to the first quarter of fiscal 2008

Net Revenue. Net revenue decreased to $32.3 million during the first quarter of fiscal 2009 from $32.9 million during the first quarter of fiscal 2008. The decrease of $0.6 million, or 1.8%, was primarily the result of anticipated lower OEM revenue from HP. The decrease related to OEM revenues was offset by an increase in revenue from Snap Server products, which we began recognizing in the first quarter of fiscal 2009. Branded revenue in all geographic regions, Americas, Asia Pacific (APAC) and Europe, Middle East and Africa (EMEA), showed revenue growth in the first quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008 and the first quarter of fiscal 2008.

Product Sales

Net product revenue from OEM customers decreased to $9.1 million in the first quarter of fiscal 2009 from $12.2 million in the first quarter of fiscal 2008. The decrease of $3.1 million, or 25.4%, was primarily a result of decreased sales volumes. Sales to HP represented approximately 26.7% of net revenue in the first quarter of fiscal 2009 compared to 35.3% of net revenue in the first quarter of fiscal 2008.

Net product revenue from Overland branded products, excluding service revenue, increased to $17.2 million during the first quarter of fiscal 2009 from $15.6 million during the first quarter of fiscal 2008, an increase of $1.6 million, or 10.3%. The increase reflects sales of our Snap Server products, which we began selling in the first quarter of fiscal 2009.

Service

Service revenue increased to $5.8 million during the first quarter of fiscal 2009 from $4.9 million during the first quarter of fiscal 2008. The increase of $0.9 million, or 18.4%, was due primarily to an increase in the quantity and value of warranty contracts recognized during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008

Royalty fees

Royalty revenue during the first quarter of fiscal 2009 decreased to $0.2 million from $0.3 million during the first quarter of fiscal 2008. This decrease of $0.1 million, or 33.3%, was primarily the result of a decrease of $0.1 million in other royalty fees while VR2® royalties remained relatively flat at $0.2 million from the first quarter of fiscal 2008 to the first quarter of fiscal 2009.

Gross Profit. Gross profit in the first quarter of fiscal 2009 increased to $8.7 million from $6.5 million in the first quarter of fiscal 2008, despite the 1.8% decline in net revenue. The improvement in gross margin (27.0% compared to 19.7%) over the prior year period primarily reflects our shift in focus from OEM products to branded products. Also contributing to the improved margins is Snap Server, which we began selling in the first quarter of fiscal 2009.

Product Sales

Gross profit on product revenue was $5.4 million for the first quarter of fiscal 2009 compared to $3.8 million for the first quarter of fiscal 2008. The increase of $1.6 million, or 42.1%, was due to a more favorable sales mix by channel (reflecting a reduction in net revenue from our OEM customers), which positively affected our gross profit on product revenue for the first quarter of fiscal 2009. Also contributing to the increase was the result of Snap Server revenue generated in the first quarter of fiscal 2009.

Service

Gross profit on service revenue increased to $3.1 million during the first quarter of fiscal 2009 from $2.4 million during the first quarter of fiscal 2008. The increase of $0.7 million, or 29.2%, was due to revenue from warranty contracts recognized in the first quarter of fiscal 2009 (which increased 50.2% compared to the first quarter of fiscal 2008), while the related costs decreased slightly. This increase in revenue from warranty contracts was offset by a decrease in out of warranty services provided.

Share-Based Compensation. During the first quarter of fiscal 2009, we recorded share-based compensation expense of approximately $0.1 million compared to $0.4 million of expense during the first quarter of fiscal 2008. In August 2007, we issued options for the purchase of approximately 1.5 million shares of our common stock. These options vested over a one-year and became fully vested in the first quarter of fiscal 2009. No similar grants have been made since August 2007. Share-based compensation expense for the second quarter of fiscal 2009 is expected to be approximately $0.1 million.

The following table summarizes shared-based compensation by income statement caption (in thousands):

	Three months ended September 30,
	2008	2007	Change
Cost of product sales	$5	$44	$(39)
Sales and marketing	35	161	(126)
Research and development	12	53	(41)
General and administrative	22	121	(99)

	$74	$379	$(305)

Sales and Marketing Expenses. Sales and marketing expenses increased to $9.4 million during the first quarter of fiscal 2009 from $6.7 million during the first quarter of fiscal 2008. The increase of approximately $2.7 million, or 40.3%, was primarily a result of an increase of $2.3 million in employee related expenses (including travel expenses), which was due to (i) an increase in the average headcount by 49 employees from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 (the increase in headcount is primarily due to our acquisition of Snap Server in June 2008 and the addition of our call center in the second quarter of fiscal 2008), (ii) an increase of $0.3 million in contractors’ fees, and (iii) an increase of $0.1 million in severance costs (costs in the first quarter of fiscal 2009 relate to our August 2008 restructuring, while costs in the first quarter of fiscal 2008 relate to re-aligning of our sales-force). These increases were slightly offset by a $0.1 million decrease in share-based compensation expense due to the August 2007 option grants becoming fully vested during the first quarter of fiscal 2009.

Research and Development Expenses. Research and development expenses increased to $3.2 million during the first quarter of fiscal 2009 from $1.9 million during the first quarter of fiscal 2008. The increase of approximately $1.3 million, or 68.4%, was primarily a result of (i) an increase of approximately $1.2 million in employee and related expenses (including travel costs) associated with an increase in average headcount by 19 employees associated with our acquisition of Snap Server in June 2008, and (ii) $0.1 million in severance costs associated with the August 2008 restructuring plan.

General and Administrative Expenses. General and administrative expenses increased to $3.0 million during the first quarter of fiscal 2009 from $2.5 million for the first quarter of fiscal 2008. The increase of approximately $0.5 million, or 20.0%, was primarily due to (i) an increase of $0.3 million in contractor’s fees and (ii).an increase of $0.2 million in amortization expense (customer relationships and trade names) related to the Snap server acquisition in June 2008.

Interest Income. Interest income totaled $0.1 million during the first quarter of fiscal 2009 compared to $0.3 million during the first quarter of fiscal 2008. The decrease of approximately $0.2 million, or 66.7%, is primarily due to our liquidation of investment securities during the first quarter of fiscal 2009.

Liquidity and Capital Resources. At September 30, 2008, we had $5.4 million of cash and cash equivalents compared to $9.7 million of cash, cash equivalents and short-term investments at June 30, 2008. We have no other unused sources of liquidity at this time.

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred losses since the fourth quarter of fiscal 2005, and negative cash flows from operating activities from the fourth quarter of fiscal 2005 through the first quarter of fiscal 2009, with the exception of the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, in which we generated cash from operating activities. For the three months ended September 30, 2008, we incurred a net loss of $6.9 million and our cash and investment balance declined by $4.3 million compared to the cash, cash equivalents and investment balance at June 30, 2008.

We are currently exploring funding alternatives to enable us to continue our operations and execute our strategy. Possible funding alternatives we are exploring include bank or asset-based financing, equity or equity-based financing, including convertible debt, and factoring arrangements. We are in discussions with funding sources for each of these options, but we currently have no funding commitments. Management projects that our current cash and investments on hand will be sufficient to allow us to continue our operations at current levels only into November 2008. If we are unable to obtain additional funding, we will be forced to extend payment terms to vendors when possible, liquidate certain assets where possible, and/or to suspend or curtail certain of our planned operations. Any of these actions could harm our business, results of operations and future prospects. We anticipate we will need to raise approximately $10.0 million of cash and cash equivalents to fund our operations through fiscal 2009 at planned levels.

As a result of our need for additional financing and other factors, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2008 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Our plans to raise working capital are first to pursue bank and asset-based financing options; however, we may not be able to obtain such financing on favorable terms, or at all. If we are unable to obtain such financing, our plans are to pursue an equity or equity-based financing, including convertible debt, which also may not be available on terms favorable to us or at all. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations in fiscal 2009 fully, we expect we will be forced to suspend or curtail certain of our operations, which could harm our business, results of operations, and future prospects.

As of September 30, 2008, our other assets included $2.7 million of auction rate securities, which have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term. We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities, as of September 30, 2008, based upon subsequent indicative bids. For example, indicative bids (i.e., one measure of the estimated liquidation value) from Deutsche Bank subsequent to quarter-end for our ARS have ranged from a high of approximately $1.4 million at October 1, 2008 to a low of approximately $0.8 million at October 29, 2008, the most recent bid as of the date of this report.

During the first three months of fiscal 2009, we used $3.5 million in cash for operating activities compared to $1.2 million provided by operations during the first three months of fiscal 2008. The change of $4.7 million was primarily due to an increase in the net loss compared to the first quarter of fiscal 2008. Also contributing to the change was an increase in accounts receivable of $3.9 million, which is primarily attributable to Snap Server sales and timing of other sales during the quarter. Partially offsetting the increase was an increase of $5.0 million for accounts payable and accrued liabilities primarily related to the purchase of Snap Server inventory in the first quarter of fiscal 2009 and a decrease of $1.6 million related to other current assets, which included a $0.8 million U.S. federal tax refund.

During the first quarter of fiscal 2009, we received proceeds of $1.1 million from the liquidation of our short-term investments. During first quarter of fiscal 2008, we used net cash of approximately $2.4 million for the purchase of short-term investments, net of proceeds from the maturities and sales of investments. Capital expenditures during the first quarter of fiscal 2009 and 2008 totaled $0.4 million and $0.3 million, respectively. During the first quarter of fiscal 2009, such expenditures were primarily associated with computers, machinery and equipment to support new product development.

We generated cash from our financing activities of $7,000 during the first quarter of fiscal 2009 compared to $17,000 during the first quarter of fiscal 2008. Cash generated from financing activities for the first quarter of fiscal 2009 and for the first quarter of fiscal 2008 was the result of the purchase of shares of our common stock through our 2006 Employee Stock Purchase Plan (ESPP).

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

Recent Accounting Pronouncements

See Note 14 to our consolidated condensed financial statements (unaudited) for information about recent accounting pronouncements.

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

Interest Rate Risk. All of our fixed income is derived from our cash and investment accounts and ARS instruments. Investments classified as available-for-sale were sold in September 2008. Changes in the overall level of interest rates affect our interest income that is generated from our cash accounts and ARS instruments. In the fourth quarter of fiscal 2008, the auction rate securities’ (ARS) estimated fair value of $3.1 million was reclassified to other assets in the accompanying consolidated balance sheets. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact sub prime mortgages have had on liquidity in the credit markets.

ARS instruments – During the first quarter of fiscal 2009, interest income was $44,000 with ARS investments yielding an annual average of 3.6% on a worldwide basis. The interest rate level was down approximately 380 basis points from 7.4% for the first quarter fiscal 2008. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10% or 36 basis points, we would expect a corresponding fluctuation in our interest income of approximately $18,000 during the remainder of fiscal 2009.

Cash balance – During the first quarter of fiscal 2009, total interest income was $34,000 with investments yielding an annual average of 2.4% on a worldwide basis. The interest rate level was down approximately 210 basis points from 4.5% in the first quarter of fiscal 2008. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10% or 24 basis points, we would expect a corresponding fluctuation in our interest income of approximately $13,000 during the remainder of fiscal 2009.

The table below presents our cash balance and related weighted-average interest rates at the end of the first quarter of fiscal 2009.

	September, 30 2008	Weighted- Average Interest Rate
Cash	$5,352	1.1%

The table above includes the U.S. dollar equivalent of cash, including $0.3 million in equivalents denominated in the euro. The U.S. dollar equivalent of cash, denominated in the British pound was immaterial as of September 30, 2008.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first three months of fiscal 2009 and 2008 resulted in a gain of $0.3 million and loss of $0.1 million, respectively.

Item 4. — Controls and Procedures

Not applicable

Item 4T. — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. — Risk Factors

An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2008 in evaluating an investment in our company. You should consider these matters in conjunction with the other information included or incorporated by reference in this report.

Item 6. — Exhibits

10.1*	Amendment dated July 9, 2008 to Separation Agreement between Overland and Robert Scroop (incorporated by reference to the Company’s Form 10-K filed October 14, 2008).

10.2*	Severance Agreement and General Release dated August 27, 2008 between Overland and Robert Farkaly (incorporated by reference to the Company’s Form 10-K filed October 14, 2008).

10.3*	Summary Sheet of Director and Executive Officer Compensation.

31.1	Certification of Vernon A. LoForti, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Vernon A. LoForti, President and Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer.

*	Management contract or compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: October 31, 2008	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of registrant)