Form 10-Q
period 2008-12-28
OVERLAND STORAGE INC
filed 2009-02-11
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

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

As of February 6, 2009, there were 12,776,550 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended December 28, 2008

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net revenue:
Product revenue	$22,894	$29,161	$49,155	$56,819
Service revenue	5,785	4,649	11,633	9,590
Royalty fees	270	250	465	552

	28,949	34,060	61,253	66,961
Cost of product revenue	18,330	23,629	39,153	47,513
Cost of service revenue	2,895	2,649	5,654	5,194

Gross profit	7,724	7,782	16,446	14,254
Operating expenses:
Sales and marketing	7,387	7,898	16,812	14,561
Research and development	2,798	3,317	5,975	5,257
General and administrative	2,428	2,658	5,455	5,181

	12,613	13,873	28,242	24,999

Loss from operations	(4,889)	(6,091)	(11,796)	(10,745)
Other income (expense):
Interest income, net	37	242	101	531
Other expense, net	(276)	(500)	(463)	(601)

Loss before income taxes	(5,128)	(6,349)	(12,158)	(10,815)
Provision for (benefit from) income taxes	24	155	(100)	210

Net loss	$(5,152)	$(6,504)	$(12,058)	$(11,025)

Net loss per share:
Basic and diluted	$(0.40)	$(0.51)	$(0.94)	$(0.86)

Shares used in computing net loss per share:
Basic and diluted	12,771	12,756	12,769	12,755

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

(In thousands)

	December 31, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$3,033	$8,437
Short-term investments	—	1,214
Accounts receivable, net of allowance for doubtful accounts of $391 and $396 as of December 31, 2008 and June 30, 2008, respectively	15,781	15,814
Accounts receivable pledged as collateral	1,235	—
Inventories	16,035	17,126
Other current assets	7,327	8,566

Total current assets	43,411	51,157
Property and equipment, net	1,404	1,139
Intangible assets, net	4,869	5,483
Other assets	3,581	4,811

Total assets	$53,265	$62,590

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,146	$7,203
Accrued liabilities	19,568	20,150
Accrued payroll and employee compensation	3,508	3,801
Income taxes payable	110	58
Accrued warranty	4,626	5,928
Debt	2,228	1,432

Total current liabilities	41,186	38,572
Other liabilities	6,742	5,835

Total liabilities	47,928	44,407
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	—	—
Common stock, no par value, 45,000 shares authorized; 12,771 and 12,764 shares issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	69,047	68,915
Accumulated other comprehensive (loss) income	(723)	197
Accumulated deficit	(62,987)	(50,929)

Total shareholders’ equity	5,337	18,183

Total liabilities and shareholders’ equity	$53,265	$62,590

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows (Unaudited)

(In thousands)

	Six months ended December 31,
	2008	2007
Operating activities:
Net loss	$(12,058)	$(11,025)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	805	2,409
Share-based compensation	124	681
Other-than-temporary impairment on investments	1,616	—
Loss on short-term investments	76	528
Changes in operating assets and liabilities:
Accounts receivable	33	992
Accounts receivable pledged as collateral	(1,235)	—
Inventories	1,091	3,356
Accounts payable and accrued liabilities	2,392	1,267
Accrued interest expense on note payable	27	—
Accrued payroll and employee compensation	(200)	(62)
Other assets and liabilities, net	650	438

Net cash used in operating activities	(6,679)	(1,416)
Investing activities:
Purchases of short-term investments	—	(8,100)
Proceeds from maturities of short-term investments	—	4,496
Proceeds from sales of short-term investments	1,120	1,243
Capital expenditures	(607)	(414)

Net cash provided by (used in) investing activities	513	(2,775)
Financing activities:
Proceeds from the sale of stock under the 2006 employee stock purchase plan	7	17
Proceeds from accounts receivable pledged as collateral	864	—

Net cash provided by financing activities	871	17
Effect of exchange rate changes on cash	(109)	64

Net decrease in cash and cash equivalents	(5,404)	(4,110)
Cash and cash equivalents, beginning of period	8,437	17,503

Cash and cash equivalents, end of period	$3,033	$13,393

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

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter end. For ease of presentation, the Company’s last fiscal year is considered to have ended June 30, 2008 and the Company’s second quarter of fiscal 2009 is considered to have ended December 31, 2008. For example, references to the quarter ended December 31, 2008, the three months ended December 31, 2008, the first half of fiscal 2009 and the six months ended December 31, 2008 refer to the fiscal period ended December 28, 2008. The second quarter of fiscal 2009 and 2008 each included 13 weeks.

In the opinion of management, these statements include all the normal recurring adjustments necessary to state fairly our consolidated condensed results of operations, financial position and cash flows as of December 31, 2008 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 29, 2008. The results reported in these consolidated condensed financial statements for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

The year end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We have incurred losses for our last three fiscal years and negative cash flows for our last two fiscal years. As of December 31, 2008, we had an accumulated deficit of $63.0 million. During the first half of fiscal 2009, we incurred a net loss of $12.1 million and our cash balance declined by $6.7 million compared to cash, cash equivalents and short-term investments balance of $9.7 million at June 30, 2008. We operate in a highly competitive market characterized by rapidly changing technology. During the remainder of fiscal 2009, we expect to continue to improve the operating plan as we focus on (i) generating additional revenue, (ii) improving our gross profit margins and (iii) improving operational efficiencies.

In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement (the Financing Agreement) with Marquette Commercial Finance (MCF). Under the terms of the Financing Agreement, the Company may offer to sell its accounts receivable to MCF each month during the term of the Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million, in gross receivables submitted (or $6.3 million in net amounts funded based upon a 70.0% advance rate). The Financing Agreement may be terminated by either party with 30 days written notice. The Company is not obligated to offer accounts in any month, and MCF has the option to decline to purchase any accounts. During December 2008, MCF did not decline to purchase any submitted accounts and funded $864,000 (Note 13).

The Company continues to pursue additional funding, either through debt or equity financings. The Company currently has no additional funding commitments. Management has projected that cash on hand, along with the funding available under the Financing Agreement, which is limited to domestic non-OEM receivables, will be sufficient to allow the Company to continue its operations at current levels through fiscal 2009. However, a decrease in domestic non-OEM receivables or a change to the historical timing of receivables within the quarter could have a material adverse affect on its ability to access the necessary level of funding to continue to fund operations at current levels.

The Company’s recurring losses from operations, negative cash flows, accumulated deficit and need for additional financing raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements for fiscal 2008 and the first half of fiscal 2009 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may never return to profitability, or if it does, the Company may not be able to sustain profitability on a quarterly or annual basis.

As of December 31, 2008, other assets included $1.5 million of auction rate securities (ARS), which have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits the Company’s ability to liquidate these securities and recover their carrying value in the near term. Management estimated of the fair value of the auction rate securities is based on the probability weighted expected future cash flows associated with the investments. Management may nonetheless attempt to liquidate these securities to meet cash needs. The Company cannot predict whether it will be able to liquidate these securities, and the Company expects that any liquidation in the near term will bring less than the estimated fair value of these securities as of December 31, 2008. During the quarter ended December 31, 2008, indicative bids (one measure of estimated liquidation value) on the Company’s auction rate securities (ARS) ranged from a high of $1.4 million on October 1, 2008 to a low of $40,000 on December 3, 2008. In early December 2008, Deutsche Bank ceased providing such indicative bids on its ARS. Indicative bids are not based on active markets or orderly transactions between market participants. As such, the Company does not believe that the estimated liquidation value, based upon indicative bids, represents the estimated fair value of the instruments. It is possible that the Company may be required to record additional impairments to these investments in future periods.

Fair Value Measurements

Effective July 1, 2008, the Company implemented Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement, or SFAS No. 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As allowed under the provisions of Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP No. FAS 157-2), the Company has elected to defer implementation, until July 1, 2009, of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. Management is evaluating the impact, if any, these remaining provisions of the standard will have on the Company’s results of operations, financial position or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP FAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 in fiscal 2009 did not have a material effect on the Company’s results of operations, financial position or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope of SFAS No. 159 as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required (i) to recognize changes in fair value in earnings and (ii) to expense up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position the fair value of assets and liabilities for which the fair value option has been elected, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount.

The Company adopted SFAS No. 159 on July 1, 2008 but did not elect the fair value option for any existing asset or liability held at the adoption date. Retrospective application is not permitted; therefore, SFAS No. 159 did not have an impact on the Company’s results of operations, financial position or cash flows upon adoption.

Note 2 — Company Restructurings

Restructurings

August 2008 Cost Reductions and Restructuring of Workforce

In August 2008, the Company reduced its employee workforce by 13.0% worldwide, or 53 employees, in accordance with the Company’s initiatives to reduce costs and restructure its workforce. Severance costs, including COBRA, related to the terminated employees were $352,000, which was recorded in the first quarter of fiscal 2009. Severance charges are included in sales and marketing expense, research and development expense and general and administrative expense in the consolidated condensed statement of operations.

December 2008 Cost Reductions and Restructuring of Workforce

In December 2008, the Company reduced its employee workforce by 3.4% worldwide, or by 11 employees, in connection with the termination of a research and development program. Severance costs, including COBRA, related to the terminated employees were $52,000, which was recorded in the second quarter of fiscal 2009. Severance charges are included in sales and marketing expense and research and development expense.

The following table summarizes the activity and balance of accrued restructuring charges included in accrued liabilities through December 31, 2008 (in thousands):

Employee Related
Balance at June 30, 2008	$—
Accrued restructuring charges	404
Cash payments	(387)

Balance at December 31, 2008	$17

Note 3 — Acquisition

On June 27, 2008, the Company acquired the Snap Server® network attached storage (NAS) business (Snap Server) from Adaptec, Inc., including the brand and all assets related to the Snap Server networked and desktop storage appliances. The net purchase price was $3.9 million (including $349,000 in direct acquisition costs but excluding the $95,000 working capital adjustment discussed below), with approximately $2.2 million paid in cash upon the closing of the transaction, and the remaining $1.4 million to be paid in cash 12 months following the closing of the transaction. The acquisition was made principally to broaden the Company’s capabilities by adding distributed NAS while also strengthening central and remote office data protection. The acquisition added 47 employees to the Company’s headcount.

The purchase agreement, pursuant to which the Company acquired Snap Server included a working capital adjustment to the purchase price based on the final value of acquired inventory and fixed assets as of the closing of the acquisition. Management finalized the working capital adjustment ($95,000) with Adaptec, Inc, which adjustment was applied as a reduction of the promissory note the Company issued to Adaptec, Inc and the acquired intangible assets. The purchase price is subject to adjustment pending final inventory valuations. The Company expects the final allocation to be completed within fiscal 2009.

The purchase consideration was preliminarily allocated as follows (in thousands):

Inventories	$1,582
Property and equipment	262
Customer contracts and related relationships	2,458
Acquired technology (core and existing)	1,701
Trade names and trade marks	1,229
Accrued liabilities	(1,789)
Warranty reserve	(465)
Other long-term liabilities	(1,145)

Total consideration	$3,833

Assuming the acquisition of Snap Server had occurred on July 1, 2007, the pro forma unaudited combined results of operations for the three and six months ended December 31, 2007 would have been as follows (in thousands):

	Three months ended December 31	Six months ended December 31
Revenue	$40,360	$79,561
Loss from Operations	(7,142)	(12,346)
Net Loss	(7,555)	(12,626)
Net loss per share:
Basic and diluted	$(0.59)	$(0.99)

The pro forma unaudited combined results of operations set forth above, do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through December 31, 2008.

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

The following table presents the Company’s hierarchy for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	At fair value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Auction rate securities (ARS)	$—	$—	$1,505	$1,505

Due to the auction process having failed since July 2007, market data for identical financial assets has been unavailable for the Company to fair value ARS as of December 31, 2008. Also, there were no similar financial assets identified in active or inactive markets and the Company did not identify similar assets with other inputs that could be observable or corroborated by observable market data for substantially the full term of the similar financial asset. As such, the Company did not utilize assumptions to fair value the ARS under level 1 and level 2 inputs. Therefore, as of December 31, 2008, the Company, on a recurring basis, determines the fair value of its ARS using level 3 unobservable inputs.

Auction-rate securities are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (generally every 28 days), based on market demand for a reset period. Auction-rate securities are bought and sold in the marketplace through a competitive bidding process referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates.

As of December 31, 2008, the Company held auction rate securities, purchased as highly rated (AAA) investment grade securities, with a par value of $5.0 million which are collateralized by corporate debt obligations. The securities are now both rated as A by Fitch Ratings. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact sub prime mortgages have had on liquidity in the credit markets. In fiscal 2008, the Company recognized other-than-temporary impairment losses of approximately $1.9 million, pre-tax, on these investments (in accordance with SFAS No. 115) to reduce the value to an estimated $3.1 million as of June 30, 2008. The impairment losses were recorded in other expense, net, in the consolidated statement of operations for the period ended June 30, 2008. In the first half of fiscal 2009, the Company estimated the fair value of the auction rate securities to be $1.5 million using a probability weighted expected future cash flow analysis and recognized an impairment loss of approximately $1.6 million, of which approximately $1.2 million was recorded in the second quarter of fiscal 2009. Taking into consideration the terms of the securities, the assumptions used by the Company included estimates of (i) when a successful auction would occur or the securities would be redeemed or mature, (ii) a discount rate commensurate with the implied risk associated with holding the securities, including consideration of the recent ratings downgrades, and (iii) future expected cash flow streams. If the auctions continue to fail, or the Company determines that one or more of the assumptions used in the estimate needs to be revised, the Company may be required to record an additional impairment on these securities in the future.

The Company’s estimates of the fair value of the auction rate securities are based on probability weighted expected future cash flows associated with the investments as indicated above. The Company may attempt to liquidate these securities to meet cash needs. The Company cannot predict whether it will be able to liquidate these securities, and the Company expects that any liquidation in the near term will bring less than the value of these securities as of December 31, 2008. During the quarter ended December 31, 2008, indicative bids (one measure of estimated liquidation value) on our ARS ranged from a high of $1.4 million on October 1, 2008 to a low of $40,000 on December 3, 2008. In early December 2008, Deutsche Bank ceased providing such indicative bids on our ARS. Indicative bids are not based on active markets or orderly transactions between market participants. As such, the Company does not believe that the estimated liquidation value, based upon indicative bids, represents the estimated fair value of the instruments. It is possible that the Company may be required to record additional impairments to these investments in future periods.

The following table summarizes the change in the balances for the six-month period ended December 31, 2008 (in thousands):

Level 3 Auction- Rate Securities
Balance at June 30, 2008	$3,118
Other than temporary impairment	(1,613)

Balance at December 31, 2008	$1,505

Note 5 — Short-Term Investments

In September 2008, the Company liquidated its short-term investments. Therefore, as of December 31, 2008, the Company no longer holds any short-term investments.

The following table summarizes short-term investments by security type as of June 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Asset-backed securities	$1,200	$14	$1,214

The following table summarizes the contractual maturities of the Company’s short-term investments as of June 30, 2008 (in thousands):

Due in one to two years	$258
Due after five years	956

$1,214

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other expense, net, in the consolidated condensed statement of operations.

There were no realized gains on the Company’s short-term investments for all periods presented and there were no realized losses on the Company’s short-term investments during the three month periods ended December 31, 2008 and 2007.

The following table summarizes gross realized losses on the Company’s short-term investments for the six month periods ended December 31 (in thousands):

	Six months ended December 31,
	2008	2007
Realized from sale of short-term investments	$(76)	$(16)

Note 6 — Composition of Certain Financial Statement Captions

The following table summarizes inventories (in thousands):

	December 31, 2008	June 30, 2008
Raw materials	$7,421	$9,383
Work in process	1,057	710
Finished goods	7,557	7,033

	$16,035	$17,126

The following table summarizes other current assets (in thousands):

	December 31, 2008	June 30, 2008
Prepaid third-party service contracts	$5,700	$5,988
Prepaid insurance and services	555	977
Other	583	304
VAT & sales tax receivable	348	602
Income tax receivable	—	523
Non-trade accounts receivable	141	172

	$7,327	$8,566

The following table summarizes intangible assets (in thousands):

	December 31, 2008	June 30, 2008
Acquired technology (1)	$1,701	$1,731
Customer contracts and trade names (1)	3,687	3,752

	5,388	5,483
Less: Accumulated amortization	(519)	—

	$4,869	$5,483

(1)	Balance as of December 31, 2008, has been adjusted for a working capital adjustment (Note 3).

The following table summarizes other assets (in thousands):

	December 31, 2008	June 30, 2008
Prepaid third party service contracts	$1,893	$1,608
Auction rate securities	1,505	3,118
Other	183	85

	$3,581	$4,811

The following table summarizes accrued liabilities (in thousands):

	December 31, 2008	June 30, 2008
Deferred revenue – Service contracts	$12,281	$13,066
Accrued expenses	3,921	3,196
Third-party service contracts payable	1,652	1,708
Deferred revenue – Distributors	914	1,446
Accrued market development funds	677	641
Other	123	93

	$19,568	$20,150

The following table summarizes other liabilities (in thousands):

	December 31, 2008	June 30, 2008
Deferred revenue – Service contracts	$5,314	$4,340
Deferred rent	1,252	1,283
Other	176	212

	$6,742	$5,835

Note 7 — Net Loss Per Share

Basic net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive common stock equivalents are comprised of options granted under the Company’s stock option plans and employee stock purchase plan (ESPP) share purchase rights. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Options outstanding and ESPP share purchase rights	2,659	2,326	2,667	2,434

Note 8 — Comprehensive Loss

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, which are charged or credited to accumulated other comprehensive (loss) income within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net loss	$(5,152)	$(6,504)	$(12,058)	$(11,025)
Change in foreign currency translation	(653)	(2)	(906)	64
Change in unrealized gain on short-term investments	—	9	(14)	41

Total comprehensive loss	$(5,805)	$(6,497)	$(12,978)	$(10,920)

Note 9 — Income Taxes

Uncertain Tax Positions

As of December 31, 2008, the total unrecognized tax benefit was $362,000, of which (i) $44,000 was recorded in current liabilities, (ii) $153,000 was recorded in other long-term liabilities and (iii) $165,000 was recorded against the deferred tax asset for which there is a full valuation allowance.

The Company believes it is reasonably possible within the next twelve months that the amount of unrecognized tax benefits may be reduced by up to $44,000. The reduction in unrecognized tax benefits would relate to the expiration of statute of limitations for certain years.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. Upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), and through December 31, 2008, the Company did not record any material amounts of interest or penalties.

The Company is subject to taxation in the United States, various state and foreign tax jurisdictions. Generally, the Company’s tax years for fiscal 2005 and forward are subject to examination by the U.S. federal tax authorities, and the Company’s tax years for fiscal 2004 and forward are subject to examination by U.S. state tax authorities.

During the first half of fiscal 2009, the Company’s liability for unrecognized tax benefits decreased by $147,000 due to settlement of pending claims for refund.

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

Separately priced extended on-site warranties are offered for sale to customers for all product lines. The Company contracts with third-party service providers to provide service relating to all on-site warranties. Extended warranty revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement.

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue
Liability at June 30, 2008	$5,928	$17,248
Settlements made during the period	(1,810)	(9,056)
Change in liability for warranties issued during the period	909	8,949
Change in liability for preexisting warranties	(401)	(3)

Liability at December 31, 2008	$4,626	$17,138

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at December 31, 2008 will have, individually or in the aggregate, a material adverse effect on its business, results of operations, financial position or cash flows. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Note 11 — Intangible Assets

Intangible assets as of December 31, 2008 consist solely of the intangible assets acquired in the June 2008 acquisition of Snap Server. The identifiable intangible assets acquired in the Snap Server acquisition consist of existing and core technology (acquired technology), which has been assigned an estimated useful life of four years, and customer contracts and trade names, which have been assigned an estimated useful life of six years. As described in Note 3, during the first half of fiscal 2009 the Company recorded a working capital adjustment of $95,000. The adjustment was recorded proportionately as a reduction to the acquired intangible assets. The intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. Estimated amortization expense for intangible assets will be approximately $520,000 during the remainder of fiscal 2009 and $1.0 million, $1.0 million, $1.1 million, $614,000 and $614,000 in fiscal 2010, 2011, 2012, 2013 and thereafter, respectively.

Amortization expense of intangible assets was $519,000 and $866,000 during the first half of fiscal 2009 and 2008, respectively. Amortization expense in fiscal 2008 related to the technology the Company acquired from Okapi Software, Inc. in June 2003, which became fully amortized in June 2008.

Note 12 — Common Stock

Stock Options and Employee Stock Purchase Plan

During the first half of fiscal 2009, the Company issued approximately 7,000 shares of common stock purchased through the Company’s 2006 Employee Stock Purchase Plan.

Note 13 — Debt

Debt consists of the following (in thousands):

Note payable to Adaptec, including accrued interest	$1,364
Obligation under Marquette financing agreement	864

$2,228

Note Payable to Adaptec

In connection with the Snap Server acquisition in June 2008, the Company issued a $1.4 million promissory note in favor of Adaptec, Inc. which accrues interest at the rate of 4.0% per annum and is secured by intellectual property related to the SNAP Server business. Principal and interest under such note are due in one installment on June 27, 2009. As described in Note 3, there was a $95,000 working capital adjustment under the Snap Server purchase agreement, which was applied as a reduction of the principal amount due under such note, effective as of the date of the Snap Server acquisition (June 27, 2008). As of December 31, 2008, the promissory note had an outstanding balance of principal and interest of $1.4 million.

Marquette Financing Agreement

In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement (the Financing Agreement) with Marquette Commercial Finance (MCF). Under the terms of the Financing Agreement, the Company may offer to sell its accounts receivable to MCF each month during the term of the Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million, in gross receivables submitted (or $6.3 million in net amounts funded based upon a 70.0% advance rate). The Financing Agreement may be terminated by either party with 30 days written notice. The Company is not obligated to offer accounts in any month, and MCF has the option to decline to purchase any offered accounts. During December 2008, MCF did not decline to purchase any submitted accounts and funded $864,000.

The Financing Agreement provides for the sale, on a revolving basis, of accounts receivable generated by specified debtors. The purchase price paid by MCF reflects a discount which is generally 2.5%, but can be increased in certain circumstances, including situations when the time elapsed between placement of the account with MCF and receipt of payment from the debtor exceeds certain thresholds. The Company continues to be responsible for the servicing and administration of the receivables purchased.

The Company accounts for the sale of receivables under the Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $1.2 million as of December 31, 2008, represents the pool of receivables that have been designated as “sold” and serve as collateral for short-term debt in the amount of $864,000 as of December 31, 2008.

The Company was in compliance with the terms of the Financing Agreement at December 31, 2008. Management continues to monitor the Company’s compliance with the dilution covenant, which is calculated based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the permissible dilution covenant throughout fiscal 2009. However, a decrease in domestic non-OEM receivables or a significant increase in rebates claimed could materially affect our ability to remain in compliance with the dilution covenant of the Financing Agreement, potentially causing us to have to seek an amendment or waiver from MCF. While the Company believes it has a good relationship with MCF, given the adverse conditions currently present in the global credit markets, the Company can provide no assurance that such a request would be likely to result in a modified or replacement agreement on reasonable terms, if at all.

Note 14 — Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). This statement establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the impact, if any, SFAS No. 141(R) will have on its results of operations, financial position or cash flows.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3 (FSP 142-3), Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 requires additional footnote disclosures about the impact of the Company’s ability or intent to renew or extend agreements related to existing intangible assets or expected future cash flows from those intangible assets, how the Company accounts for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangible assets acquired after December 31, 2008, FSP 142-3 requires that the Company consider its experience regarding renewal and extensions of similar arrangements in determining the useful life. If the Company does not have experience with similar arrangements, FSP 142-3 requires that the Company use the assumptions of a market participant putting the intangible assets to its highest and best use in determining the useful life. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of FSP 142-3 is not permitted. The Company is currently evaluating the impact, if any, FSP 142-3 will have on its results of operations, financial position or cash flows.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 15 — Subsequent Events

Restructuring

In January 2009, the Company announced a restructuring that included a reduction of our worldwide workforce by 17.0%, or 53 employees. Severance charges related to the terminated employees are estimated to be $599,000, which are expected to be paid in the third quarter of fiscal 2009. In addition, all remaining employees received a 10.0% pay-cut, the Company reduced planned spending and took other cost savings initiatives in an effort to accelerate its return to profitability.

Changes in management and board committees

On January 27, 2009, the Company’s board of directors appointed Eric L. Kelly as chief executive officer following the transition of Vernon A. LoForti to the role of president. Mr. Kelly has served as a director of the Company since November 2007. In connection with his appointment as chief executive officer, Mr. Kelly resigned as a member of the audit committee and the nominating and governance committee. In February 2009, the Company’s board of directors re-constituted the board committees whereby Ms. Denzel replaced Mr. Kelly on the audit committee, at which time she resigned her position on the nominating and governance committee, and Mr. McClendon replaced Mr. Kelly on the nominating and governance committee. Mr. LoForti resigned from the Company’s board of directors and the number of authorized directors was reduced to six.

Stock option grants to management and to chairman

At the time of Mr. Kelly’s appointment as chief executive officer, the compensation committee granted Mr. Kelly an option to purchase 900,000 shares of the Company’s common stock at $0.26 per share. The compensation committee also awarded each of the Company’s officers an option to purchase 100,000 shares of the Company’s common stock at $0.26 per share. In addition, Mr. McClendon, the Company’s chairman of the board of directors, was awarded an option to purchase 15,000 shares of the Company’s common stock at $0.26 per share, in consideration for his service on the strategy committee.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain statements of a forward-looking nature that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include: the performance of Mr. Kelly as CEO; our ability to obtain sufficient funding for us to execute our business strategy; customers’ perceptions of our continued viability; possible delays in new product introductions and shipments; failure to achieve desired benefits from cost-cutting measures, including the January 2009 restructurings; market acceptance of new product offerings; the ability to maintain strong relationships with branded channel partners; the timing and market acceptance of new product introductions by competitors; worldwide information technology spending levels; unexpected shortages of critical components; our ability to penetrate the video surveillance market successfully; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price measures in the market place; our ability to control costs and expenses; and general economic conditions. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. You are cautioned that such statements are only predictions and actual events or results may differ materially. In evaluating such statements, you are urged to specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors,” in Part II, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

Declining sales to HP. In August 2005, our largest OEM customer, Hewlett Packard Company (HP), notified us that it had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. Although we believe that sales to HP will continue to decline, HP relaunched its tape automation products supplied by us with support for HP’s new LTO-4 tape drives, which has slowed the rate of replacement of our supplied products by the alternate supplier’s product. We had expected that HP would be discontinuing the product later this calendar year. However HP, has recently indicated to us, that contrary to the original plan, it has no immediate plans to discontinue the product and will continue to offer it as part of their tape automation portfolio. Revenue from HP during the second quarter of fiscal 2009 decreased less than 1.0% compared to the first quarter of fiscal 2009, but decreased 11.1% compared to the second quarter of fiscal 2008.

Impairment of long-lived assets. In the fourth quarter of fiscal 2008, we recorded an impairment charge of $7.4 million related to property and equipment. As discussed in Note 2 to the consolidated financial statements included in our annual report on Form 10-K, management performed an impairment analysis of its long-lived assets, excluding the long-lived assets from the recently completed Snap Server, as of June 30, 2008, due to our continued operating and cash flow losses in fiscal 2008 and our forecasts for fiscal 2009 and beyond. We concluded that the carrying amount of the asset group was not recoverable and an impairment loss should be recognized. As of December 31, 2008, management noted no additional impairment triggering events and, as such, no additional charges were recorded.

Recent setbacks. During the first half of fiscal 2009, we experienced lower than anticipated revenue. In particular, customers delayed purchases for a number of reasons including (i) the uncertainty of the economy and a general decrease in IT spending, and (ii) a reluctance to purchase our products due to uncertainty regarding our ability to continue as a going concern and the uncertainty of our ability to raise additional working capital. In addition, during the first half of fiscal 2009, sales personnel may have been apprehensive about their continued employment after the August 2008 restructuring.

Related in large part to the overall decline in HP revenue, we reported net revenue of $61.3 million for the first half of fiscal 2009, compared with $67.0 million for the first half of fiscal 2008. The decline in net revenue resulted in a net loss of $12.1 million, or $0.94 per share, for the first half of fiscal 2009 compared to a net loss of $11.0 million, or $0.86 per share, for the first half of fiscal 2008.

Positive developments. Despite the disappointing financial results in recent quarters, we have achieved a number of financial and operational objectives some of which we believe will assist us in our efforts to regain profitability:

•

In June 2008, we acquired the Snap Server NAS business from Adaptec, Inc., including the brand and all assets related to the Snap Server networked and desktop storage appliances. The purchase price, excluding transaction costs, was $3.5 million, as adjusted, with approximately $2.2 million paid in cash upon the closing of the transaction, the remainder to be paid 12 months following the closing of the transaction. The Snap Server product line broadens our capabilities by adding distributed NAS while also strengthening central and remote office data protection. We believe the acquisition will enable us to address the $1.4 billion small and medium business (SMB) NAS market, which according to IDC continues to grow by at least 15.0% annually. During the six months ended December 31, 2008, Snap Server net revenue was $5.7 million.

•

The addition of Snap Server products, which provide margins equal to or better than our legacy products, added to our channel revenue base, resulting in margins of 26.7% for the second quarter of fiscal 2009 compared to 22.8% in the second quarter of fiscal 2008, and margins of 26.8% for the first half of fiscal 2009 compared to 21.3% for the same period of fiscal 2008.

•

Service revenue, including service revenue from SNAP Server products, increased to $5.8 million for the second quarter of fiscal 2009 compared to $4.6 million for the second quarter of fiscal 2008, and increased to $11.6 million for the first half of fiscal 2009 compared to $9.6 million for the first half of fiscal 2008. In addition, margins for service revenue increased to 50.0% for the second quarter of fiscal 2009 compared to 43.0% for the second quarter of fiscal 2008 and increased to 51.4% for the first half of fiscal 2009 compared to 45.8% for the first half of fiscal 2008.

Liquidity and capital resources. Historically, our primary source of liquidity has been cash generated from operations. However, we incurred a net loss of $12.1 million during the first half of fiscal 2009 and used $6.7 million in cash to fund our operating activities, which includes the addition of Snap Server operations. Our cash balance has decreased by $17.6 million compared to our cash, cash equivalents and short-term investments balance at December 31, 2007, and by $6.7 million compared to our cash, cash equivalents and short-term investments balance at June 30, 2008. At December 31, 2008, we had a cash balance of $3.0 million, compared to $9.7 million of cash, cash equivalents and short-term investments at June 30, 2008. Cash management and preservation will continue to be a top priority. However, to achieve positive operating cash flows during the remainder of fiscal 2009, we must focus on generating additional revenue, improving our gross profit margins and continuing to improve operational efficiencies.

As a result of our need for additional financing and other factors, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2008 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

In November 2008, we entered into a domestic non-OEM accounts receivable financing agreement (the Financing Agreement) with Marquette Commercial Finance (MCF). Under the terms of the Financing Agreement, we may offer to sell our accounts receivable to MCF each month during the term of the Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million in gross receivables submitted (or $6.3 million in net amounts funded based upon a 70.0% advance rate).The Financing Agreement may be terminated by either party with 30 days written notice. We are not obligated to offer accounts in any month, and MCF has the option to decline to purchase any offered accounts. During December 2008, MCF did not decline to purchase any submitted accounts and funded $864,000.

We continue to pursue additional funding, either through debt or equity financings. We currently have no additional funding commitments. Management has projected that cash on hand, along with the funding available under the Financing Agreement, which is limited to domestic non-OEM receivables, will be sufficient to allow us to continue our operations at current levels through fiscal 2009. However, a decrease in domestic non-OEM receivables or a change to the historical timing of receivables within the quarter could have a material adverse affect on our ability to access the necessary level of funding to continue to fund operations at current levels.

Our plans to raise additional working capital are first to pursue bank and asset–based financing options; however, we may not be able to obtain such financing on favorable terms, or at all. If we are unable to obtain such financing, our plans are to pursue equity or equity-based financing, including convertible debt, which also may not be available on terms favorable to us or at all. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

As of December 31, 2008, our other assets included $1.5 million of auction rate securities, which have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term. We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities as of December 31, 2008. During the quarter ended December 31, 2008, indicative bids (one measure of estimated liquidation value) on our ARS ranged from a high of $1.4 million on October 1, 2008 to a low of $40,000 on December 3, 2008. In early December 2008, Deutsche Bank ceased providing such indicative bids on our ARS. We do not believe that the estimated liquidation value, based upon indicative bids, represents the estimated fair value of the instruments. Indicative bids are not based on active markets or orderly transactions between market participants. It is possible that we may be required to record additional impairments to these investments in future periods.

Industry trends. Historically, magnetic tape has been used for all forms of data backup and recovery, because magnetic tape was, and still is, the most cost-effective, “removable,” high capacity storage media that can be taken off-site to ensure that data is safeguarded in case of disaster. For a number of years now, we have held a market-leading position in mid-range tape automation with our flagship NEO products, and sales of tape automation appliances have represented more than 63.0% of our revenue for each of the last three fiscal years. Revenue from ARCvault products represented 8.3% and 9.2% of total net revenue during the first half of fiscal years 2009 and 2008, respectively. Although we expect that tape solutions will continue to be the anchor of the data protection strategy at most companies, tape backup is time consuming and often unreliable and inefficient. The process of recovering data from tape is also time consuming and inefficient. Ultimately, we expect that tape will be relegated to an archival role for less-frequently accessed data, and that companies will focus more on disk-based solutions moving forward.

Beginning in fiscal 2009, we began shipping Snap Servers product, to customers. The Snap Server product line broadens our capabilities by adding distributed network attached storage (NAS) while also strengthening central and remote office data protection. We believe that Snap Server products will enable us to address the $1.4 billion small and medium business (SMB) NAS market, which according to IDC continues to grow by at least 15.0% annually. For the three and six months ended December 31, 2008, Snap Server product revenue represented approximately 10.7% and 9.2% of net revenue, respectively.

Despite the global economic conditions, IDC estimates growth in aggregate storage capacity at 60 percent annually. We believe that global demand will continue for end-to-end data protection solutions that offer storage tiering, thin provisioning, data deduplication and enterprise file-based storage delivered at an optimal value proposition. We are committed to offering both tape- and disk-based solutions that address storage needs for both structured and unstructured data in the SMB and distributed enterprise markets.

Recent Developments

•

In December 2008, we reduced our employee workforce by 3.4% worldwide, or by 11 employees, in accordance with our initiatives to reduce costs and restructure our workforce. Severance costs, including COBRA, related to the terminated employees were $52,000, which was recorded in the second quarter of fiscal 2009.

•

In January 2009, we reduced our employee workforce by 17% worldwide, or by 53 employees, in accordance with our initiatives to reduce costs and restructure our workforce. Severance costs, including COBRA, related to the terminated employees are estimated to be $599,000, which is expected to be recorded in the third quarter of fiscal 2009.

•

On January 27, 2009, our board of directors appointed Eric L. Kelly as chief executive officer following the transition of Vernon A. LoForti to the role of president. Mr. Kelly has served as a director of the Company since November 2007. In connection with his appointment as chief executive officer, Mr. Kelly resigned as a member of the audit committee and the nominating and governance committee. In February 2009, our board of directors re-constituted the board committees whereby Ms. Denzel replaced Mr. Kelly on the audit committee, at which time she resigned her position on the nominating and governance committee, and Mr. McClendon replaced Mr. Kelly on the nominating and governance committee. Mr. LoForti resigned from our board of directors and the number of authorized directors was reduced to six.

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

During the first quarter of fiscal 2009, we implemented SFAS No. 157. Under SFAS No. 157, we elected to estimate the fair value of the auction rate securities using probability weighted expected future cash flow analysis. Taking into consideration the securities terms, our assumptions included estimates of (i) when a successful auction would occur or the securities would be redeemed or mature, (ii) a discount rate commensurate with the implied risk associated with holding the securities, including consideration of the recent ratings downgrades, and (iii) future expected cash flow streams. If the auctions continue to fail, or we determine that one or more of the assumptions used in the estimate needs to be revised, we may be required to record an additional impairment on these securities in the future.

Prior to the implementation of SFAS No. 157, our ARS were fair valued in accordance with SFAS No. 115. Under SFAS No. 115, we elected to estimate the fair value of our ARS using a discounted cash flow analysis. Taking into consideration the terms of the securities the assumptions used by us included estimates of (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities, including consideration of the recent ratings downgrades, and (iii) future expected cash flow streams.

As of December 31, 2008, our other assets included $1.5 million of auction rate securities, which have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term. Our estimate of the fair value of the auction rate securities is based on probability weighted expected future cash flows associated with the investments, as indicated above. We may attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities as of December 31, 2008. During the quarter ended December 31, 2008, indicative bids (one measure of estimated liquidation value) on our ARS ranged from a high of $1.4 million on October 1, 2008 to a low of $40,000 on December 3, 2008. In early December 2008, Deutsche Bank ceased providing such indicative bids on our ARS. Indicative bids are not based on active markets or orderly transactions between market participants. As such, we do not believe that the estimated liquidation value, based upon indicative bids, represents the estimated fair value of the instruments. For the first half of fiscal 2009, we recorded impairment charges of $1.6 million related to the write down of our ARS.

Results of Operations

The following tables set forth certain financial data as a percentage of net revenue:

	Three months ended December 31,				Six months ended December 31,
	2008		2007		2008		2007
Net revenue	100.0%		100.0%		100.0%		100.0%
Cost of revenue	73.3		77.2		73.2		78.7

Gross profit	26.7		22.8		26.8		21.3
Operating expenses:
Sales and marketing	25.5		23.2		27.4		21.7
Research and development	9.7		9.7		9.8		7.9
General and administrative	8.4		7.8		8.9		7.7

	43.6		40.7		46.1		37.3
Loss from operations	(16.9)		(17.9)		(19.3)		(16.0)
Other expense, net	(0.8)		(0.7)		(0.6)		(0.2)

Loss before income taxes	(17.7)		(18.6)		(19.9)		(16.2)
Provision for (benefit from) income taxes	0.1		0.5		(0.2)		0.3

Net loss	(17.8	) %	(19.1	) %	(19.7	) %	(16.5	) %

A summary of the sales mix by product follows:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Tape based products:
NEO Series	46.0%	57.6%	44.9%	57.2%
ARCVault	8.4	9.7	8.4	9.2
Others	—	0.1	—	0.1

	54.4	67.4	53.3	66.5
Disk based products:
REO	6.7	6.6	6.8	7.0
ULTAMUS	1.9	2.1	2.0	2.3
Snap Server	7.6	—	9.2	—

	16.2	8.7	18.0	9.3
Service	20.0	13.6	19.0	14.3
Spare parts and other	8.7	9.7	9.1	9.3
VR2	0.7	0.6	0.6	0.6

	100.0%	100.0%	100.0%	100.0%

The second quarter of fiscal 2009 compared to the second quarter of fiscal 2008

Net Revenue. Net revenue decreased to $28.9 million during the second quarter of fiscal 2009 from $34.1 million during the second quarter of fiscal 2008. The decrease of $5.2 million, or 15.2%, was primarily the result of anticipated lower OEM revenue from HP. The decrease related to OEM revenues was partially offset by $2.2 million in revenue from Snap Server products, which we began recognizing in the first quarter of fiscal 2009. Branded revenue in all geographic regions, Americas, Asia Pacific (APAC) and Europe, Middle East and Africa (EMEA), showed a reduction in net revenue in the second quarter of fiscal 2009 compared to the first quarter of fiscal 2009. Compared to the second quarter of fiscal 2008, net revenue in APAC and EMEA regions also declined in the second quarter of fiscal 2009. International net revenue during the second quarter of fiscal 2009 represented 44.9% of total net revenue compared to 53.4% of total net revenue for the second quarter of fiscal 2008.

Product Sales

Net product revenue from OEM customers decreased to $8.1 million in the second quarter of fiscal 2009 from $12.9 million in the second quarter of fiscal 2008. The decrease of $4.8 million, or 37.2%, was primarily a result of decreased sales volumes. Sales to HP represented approximately 25.8% of net revenue in the second quarter of fiscal 2009 compared to 36.9% of net revenue in the second quarter of fiscal 2008.

Net product revenue from Overland branded products, excluding service revenue, decreased to $14.9 million during the second quarter of fiscal 2009 from $16.4 million during the second quarter of fiscal 2008, a decrease of $1.5 million, or 9.1%. The decrease reflects an overall decrease in sales volume for certain branded products partially offset by $2.2 million for revenue from Snap Server products, which we began recognizing in the first quarter of fiscal 2009.

Service

Service revenue, including service revenue from SNAP Server products, increased to $5.8 million during the second quarter of fiscal 2009 from $4.6 million during the second quarter of fiscal 2008. The increase of $1.2 million, or 26.1%, was due primarily to an increase in the quantity and value of warranty contracts recognized during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

Royalty fees

Royalty revenue was relatively flat at $0.2 million for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

Gross Profit. Despite the 15.0% decline in net revenue, gross profit in the second quarter of fiscal 2009 decreased only to $7.7 million from $7.8 million in the second quarter of fiscal 2008. The improvement in gross margin (26.7% compared to 22.8%) over the prior year period primarily reflects our shift in focus from OEM products to branded products. Also contributing to the improved margins is Snap Server, which we began selling in the first quarter of fiscal 2009. In addition, improvements to the service margins contributed to the increase in gross profit.

Product Sales

Gross profit on product revenue was $4.6 million for the second quarter of fiscal 2009 compared to $5.5 million for the second quarter of fiscal 2008. The decrease of $0.9 million, or 16.4%, was due to a reduction in OEM sales for the second quarter of fiscal 2009, which was partially offset by revenue from Snap Server products that we introduced to the market in the first quarter of fiscal 2009. As a result of the decrease in OEM sales and the addition of Snap Server revenue, the overall gross margin percentage for product sales increased to 19.9% for the second quarter of fiscal 2009 from 19.0% for the second quarter of fiscal 2008.

Service

Gross profit on service revenue, including gross profit from service revenue on SNAP Server products, increased to $2.9 million during the second quarter of fiscal 2009 from $2.0 million during the second quarter of fiscal 2008. The increase of $0.9 million, or 45.0%, was due to an increase in revenue from warranty contracts recognized in the second quarter of fiscal 2009 (which increased 24.4% compared to the second quarter of fiscal 2008), while the related costs decreased slightly.

Share-Based Compensation. During the second quarter of fiscal 2009, we recorded share-based compensation expense of approximately $0.1 million compared to $0.3 million of expense during the second quarter of fiscal 2008. In August 2007, we issued options for the purchase of approximately 1.5 million shares of our common stock. These options vested over one-year and became fully vested in the first quarter of fiscal 2009. No similar grants have been made since August 2007.

The following table summarizes share-based compensation by income statement caption (in thousands):

	Three months ended December 31,
	2008	2007	Change
Cost of product sales	$2	$42	$(40)
Sales and marketing	27	64	(37)
Research and development	12	53	(41)
General and administrative	10	143	(133)

	$51	$302	$(251)

Sales and Marketing Expenses. Sales and marketing expenses decreased to $7.4 million during the second quarter of fiscal 2009 from $7.9 million during the second quarter of fiscal 2008. The decrease of approximately $0.5 million, or 6.3%, was primarily due to a decrease of $0.3 million in travel related expenses, due to continued efforts to reduce overall operating expenditures and $0.2 million decrease in contractor related expenses and the August 2008 restructuring.

Research and Development Expenses. Research and development expenses decreased to $2.8 million during the second quarter of fiscal 2009 from $3.3 million during the second quarter of fiscal 2008. The decrease of approximately $0.5 million, or 15.2%, was primarily a result of a decrease of approximately $1.5 million in development related expenses. This decrease is primarily due to our efforts to decrease research and development activities to conserve cash for operations. This decrease is partially offset by increases of (i) $0.6 million for employee-related costs due to increased headcount resulting from our acquisition of Snap Server in June 2008 and (ii) $0.3 million for contractor expenses.

General and Administrative Expenses. General and administrative expenses decreased to $2.4 million during the second quarter of fiscal 2009 from $2.7 million for the second quarter of fiscal 2008. The decrease of approximately $0.3 million, or 11.1%, was primarily due to (i) a decrease of $0.4 million for in employee related costs (including travel expenses), which was due to our efforts to reduce overall operating expenditures for the second quarter of fiscal 2009, and (ii) a decrease of $0.1 million for stock based compensation expense. These decreases were offset by an increase of $0.2 million related to amortization expense for intangible assets acquired from our acquisition of Snap Server in June 2008.

Interest Income, net. Interest income, net, totaled less than $0.1 million during the second quarter of fiscal 2009 compared to $0.2 million during the second quarter of fiscal 2008. The decrease is primarily due to our liquidation of investment securities during the first quarter of fiscal 2009.

Other expense, net. Other expense, net, decreased to $0.3 million during the second quarter of fiscal 2009 from $0.5 million during the second quarter of fiscal 2008. The decrease is primarily due to (i) the strengthening of the U.S. dollar compared to the British pound and the euro, resulting in a gain in foreign currency transactions of $0.9 million for the second quarter of fiscal 2009 compared to a loss of $0.1 million for the second quarter of fiscal 2008, and (ii) an other-than-temporary impairment loss of $1.2 million for the second quarter of fiscal 2009 associated with a decline in the fair value of our ARS, as compared to a loss of $0.5 million for an other-than-temporary impairment loss for our ARS in the second quarter of fiscal 2008.

The first half of fiscal 2009 compared to the first half of fiscal 2008

Net Revenue. Net revenue decreased to $61.3 million during the first half of fiscal 2009 from $67.0 million during the first half of fiscal 2008. The decrease of $5.7 million, or 8.5%, was primarily the result of anticipated lower OEM revenue from HP. The decrease related to OEM revenues was partially offset by an increase in revenue from Snap Server products, which we began recognizing in the first quarter of fiscal 2009. Net revenue in our APAC and EMEA regions decreased during the first half of fiscal 2009 compared to the first half of fiscal 2008. International net revenue totaled 44.5% of total net revenue during the first half of fiscal 2009, compared to 51.4% of total net revenue for the first half of fiscal 2008.

Product Sales

Net product revenue from OEM customers decreased to $17.2 million in the first half of fiscal 2009 from $25.0 million in the first half of fiscal 2008. The decrease of $7.8 million, or 31.2%, was primarily a result of decreased sales volumes. Sales to HP represented approximately 26.3% of net revenue in the first half of fiscal 2009 compared to 36.1% of net revenue in the first half of fiscal 2008.

Net product revenue from Overland branded products, excluding service revenue, was essentially flat at $32.1 million during the first half of fiscal 2009 and $32.0 million during the first half of fiscal 2008. This increase reflects an overall decrease in sales volume for branded products offset by $5.7 million in revenue from Snap Server products, which we began recognizing in the first quarter of fiscal 2009.

Service

Service revenue, including service revenue from SNAP Server products, increased to $11.6 million during the first half of fiscal 2009 from $9.6 million during the first half of fiscal 2008. The increase of $2.0 million, or 20.8%, was primarily due to an increase in the quantity and value of warranty contracts recognized during the first half of fiscal 2009 compared to the first half of fiscal 2008.

Royalty fees

Royalty revenue decreased to $0.5 million during the first half of fiscal 2009 from $0.6 million during the first half of fiscal 2009. The decrease was primarily the result of a decrease of $0.1 million in other royalty fees while VR2® royalties remained relatively flat at $0.2 million for both periods of fiscal 2009 and fiscal 2008.

Gross Profit. Despite the 8.5% decline in net revenue, gross profit in the first half of fiscal 2009 increased to $16.5 million from $14.3 million in the first half of fiscal 2008. The improvement in gross margin (26.8% compared to 21.3%) over the prior year period primarily reflects our shift in focus from OEM products to branded products. Also contributing to the improved margins is Snap Server, which we began selling in the first quarter of fiscal 2009. In addition, improvements to the service margins contributed to the overall increase in gross profit.

Product Sales

Gross profit on product revenue was $10.0 million for the first half of fiscal 2009 compared to $9.3 million for the first half of fiscal 2008. The increase of $0.7 million, or 7.5%, was due to a more favorable sales mix by channel (reflecting a reduction in net revenue from our OEM customers), which positively affected our gross profit on product revenue for the first half of fiscal 2009. Also contributing to the increase was the result of Snap Server product revenue generated in the first half of fiscal 2009.

Service

Gross profit on service revenue, including service revenue from SNAP Server products, increased to $6.0 million during the first half of fiscal 2009 from $4.4 million during the first half of fiscal 2008. The increase of $1.6 million, or 36.4%, was due to revenue from warranty contracts recognized in the first half of fiscal 2009 (which increased 21.3% compared to the first half of fiscal 2008), while the related costs decreased slightly.

Share-Based Compensation. During the first half of fiscal 2009, we recorded share-based compensation expense of approximately $0.1 million compared to $0.7 million during the first half of fiscal 2008. In August 2007, we issued options for the purchase of approximately 1.5 million shares of our common stock. These options vested over one year and became fully vested in the first quarter of fiscal 2009.

The following table summarizes share-based compensation by income statement caption (in thousands):

	Six months ended December 31,
	2008	2007	Change
Cost of product sales	$7	$86	$(79)
Sales and marketing	62	225	(163)
Research and development	24	106	(82)
General and administrative	32	264	(232)

	$125	$681	$(556)

Sales and Marketing Expenses. Sales and marketing expenses increased to $16.8 million during the first half of fiscal 2009 from $14.6 million during the first half of fiscal 2008. The increase of approximately $2.2 million, or 15.1%, was primarily due to an increase of $2.4 million in employee related expenses (including travel expenses), as a result of an increase in the average headcount by 35 employees in the first half of fiscal 2009 compared to the first half fiscal 2008. The increase in headcount is attributable to (i) the rebuilding of our sales force during the last half of fiscal 2008, (ii) the addition of a call center in the second quarter of fiscal 2008 and (iii) to our acquisition of Snap Server in June 2008. The average employee headcount for the call center increased to ten employees for the first half of fiscal year 2009 from one employee during the first half of fiscal 2008.

Research and Development Expenses. Research and development expenses increased to $6.0 million during the first half of fiscal 2009 from $5.3 million during the first half of fiscal 2008. The increase of approximately $0.7 million, or 13.2%, was primarily a result of (i) an increase of approximately $1.8 million in employee related expenses (including travel costs) associated with an increase in average headcount by 16 employees associated with our acquisition of Snap Server in June 2008, (ii) an increase of $0.3 million for contractors expense and (iii) an increase of $0.1 million in severance costs associated with the August 2008 restructuring. This increase was partially offset by a decrease of $1.5 million related to development expenses due to our efforts to decrease research and development costs to conserve cash for operations.

General and Administrative Expenses. General and administrative expenses increased to $5.5 million during the first half of fiscal 2009 from $5.2 million for the first half of fiscal 2008. The increase of approximately $0.3 million, or 5.8%, was primarily due to amortization expense of $0.3 million related to Snap Server intangible assets which we acquired in June 2008.

Interest Income, net. Interest income, net, decreased to $0.1 million during the first half of fiscal 2009 compared to $0.5 million during the first half of fiscal 2008. The decrease of $0.4 million, or 80%, is primarily due to the liquidation of investment securities during the first quarter of fiscal 2009.

Other expense, net. Other expense, net, decreased to $0.5 million during the first half of fiscal 2009 from $0.6 million during the first half of fiscal 2008. The decrease is primarily due to (i) the strengthening of the U.S. dollar as compared to the British pound and euro, resulting in a gain in foreign currency transactions of $1.2 million in the first half of fiscal 2009 compared to a loss of $0.1 million in the first half of fiscal year 2008, and (ii) an other-than-temporary impairment loss of $1.6 million for the first half of fiscal 2009 associated with a decline in the fair market value of our ARS, as compared to a loss of $0.5 million for an other-than-temporary impairment loss for our ARS in the first half quarter of fiscal 2008.

Liquidity and Capital Resources. At December 31, 2008, we had $3.0 million of cash compared to $9.7 million of cash, cash equivalents and short-term investments at June 30, 2008. In November 2008, we entered into a domestic non-OEM accounts receivable financing agreement (the Financing Agreement) with Marquette Commercial Finance (MCF). Under the terms of the Financing Agreement, we may offer to sell our accounts receivable to MCF each month during the term of the Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million. The Financing Agreement may be terminated by either party with 30 days written notice. We are not obligated to offer accounts in any month, and MCF has the option to decline to purchase any offered accounts. During December 2008, MCF did not decline to purchase any submitted accounts and funded $864,000.

We continue to pursue additional funding, either through debt or equity financings. We currently have no additional funding commitments. Management has projected that cash on hand, along with the funding available under the Financing Agreement, which is limited to domestic non-OEM receivables, will be sufficient to allow us to continue our operations at current levels through fiscal 2009. However, a decrease in domestic non-OEM receivables or a change to the historical timing of receivables within the quarter could have a material adverse affect on our ability to access the necessary level of funding to continue to fund operations at current levels.

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred losses since the fourth quarter of fiscal 2005, and negative cash flows from operating activities from the fourth quarter of fiscal 2005 through the second quarter of fiscal 2009, with the exception of the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, in which we generated cash from operating activities. For the six months ended December 31, 2008, we incurred a net loss of $12.1 million and our cash balance declined by $6.7 million compared to the cash, cash equivalents and investment balance at June 30, 2008.

As a result of our need for additional financing and other factors at the time of our filing of our Form 10-K for the year ended June 30, 2008, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2008 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Our plans to raise additional working capital are first to pursue bank and asset-based financing options; however, we may not be able to obtain such financing on favorable terms, or at all. If we are unable to obtain such financing, our plans are to pursue equity or equity-based financing, including convertible debt, which also may not be available on terms favorable to us or at all. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

As of December 31, 2008, our other assets included $1.5 million of auction rate securities, which have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term. We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities, as of December 31, 2008. During the quarter ended December 31, 2008, indicative bids (one measure of estimated liquidation value) on our auction rate securities ranged from a high of $1.4 million on October 1, 2008 to a low of $40,000 on December 3, 2008. In early December 2008, Deutsche Bank ceased providing such indicative bids on our auction rate securities Indicative bids are not based on active markets or orderly transactions between market participants. As such, we do not believe that the estimated liquidation value, based upon indicative bids, represents the estimated fair value of the instruments. It is possible that we may be required to record additional impairments to these investments in future periods.

During the first half of fiscal 2009, we used $6.7 million in cash for operating activities compared to $1.4 million during the first half of fiscal 2008. The change of $5.3 million was primarily due to (i) a $1.0 million increase in the net loss in the first half of fiscal 2009 compared to the first half of fiscal 2008, and (ii) a $1.2 million increase in accounts receivable, including accounts receivable pledged, which is primarily attributable to Snap Server sales and timing of other sales during the quarter, compared to a decrease of $1.0 million for the first half of fiscal 2008, and (iii) reduced increases in operating assets and liabilities compared to the prior year period.

During the first half of fiscal 2009, we generated cash from investing activities of approximately $0.5 million primarily through proceeds of $1.1 million from the liquidation of our short-term investments, net of capital expenditures. During the first half of fiscal 2008, we used net cash of approximately $2.8 million for the purchase of short-term investments, net of proceeds from the maturities and sales of investments. Capital expenditures during the first half of fiscal 2009 and 2008 totaled $0.6 million and $0.4 million, respectively. During the first half of fiscal 2009, such expenditures were primarily associated with computers, software, and tooling to support manufacturing.

We generated cash from our financing activities of $0.9 million during the first half of fiscal 2009 compared to $17,000 during the first half of fiscal 2008. Cash generated from financing activities for the first half of fiscal 2009 primarily relates to funding received from MCF for accounts receivable sold under the Financing Agreement. During the first half of fiscal 2009 and the first half of fiscal 2008, proceeds from the purchase of shares of our common stock through our 2006 Employee Stock Purchase Plan (ESPP) were $7,000 and $17,000 respectively.

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

Interest Rate Risk. All of our interest income is derived from our cash and auction rate securities. Short-term investments classified as available-for-sale were sold in September 2008. Changes in the overall level of interest rates affect our interest income that is generated from our cash accounts and auction rate securities. In the fourth quarter of fiscal 2008, the estimated fair value of our auction rate securities of $3.1 million was reclassified to other assets in the accompanying consolidated condensed balance sheets. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact sub prime mortgages have had on liquidity in the credit markets.

Auction rate securities – During the first half of fiscal 2009, interest income was $0.1 with auction rate securities yielding an annual average of 3.8% on a worldwide basis. The interest rate level was down approximately 170 basis points from 5.5% for the first half of fiscal 2008. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10% or 38 basis points, we would expect a corresponding fluctuation in our interest income of approximately $19,000 during the remainder of fiscal 2009.

Cash – During the first half of fiscal 2009, total interest income was $34,000 with investments yielding an annual average of 1.6% on a worldwide basis. The interest rate level was down approximately 330 basis points from 4.9% in the first half of fiscal 2008. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10% or 16 basis points, we would expect a corresponding fluctuation in our interest income of approximately $7,000 during the remainder of fiscal 2009.

The table below presents our cash balance and related weighted-average interest rates at the end of the second quarter of fiscal 2009.

	December, 31 2008	Weighted- Average Interest Rate
Cash	$3,033	0.7%

The table above includes the U.S. dollar equivalent of cash, including $0.1 million in equivalents denominated in each the British pound and the euro.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first half of fiscal 2009 and 2008 resulted in a gain of $1.2 million and loss of $0.1 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

We are from time to time involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. We do not believe any such legal proceedings or claims will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial position or cash flows. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Our cash and other sources of liquidity are expected to fund our operations at current levels through fiscal 2009. However, a decrease in non-OEM receivables or a change to the historical timing of receivables within the quarter could have a material adverse affect on our ability to access the necessary level of funding to continue to fund operations at current levels.

We continue to pursue additional funding, either through debt or equity financings. We currently have no additional funding commitments. Management has projected that cash on hand, together with the funding available under our financing agreement, which is limited to domestic non-OEM receivables, with Marquette Commercial Finance (MCF), will be sufficient to allow us to continue our operations at current levels through fiscal 2009. However, a decrease in non-OEM receivables or a change to the historical timing of receivables within the quarter could have a material adverse affect on our ability to access the necessary level of funding to continue to fund operations at current levels.

As a result of our need for additional financing and other factors, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

In November 2008, we entered into a domestic non-OEM accounts receivable financing agreement with MCF. Under the terms of the financing agreement, we may offer to sell our accounts receivable to MCF each month during the term of the financing agreement, up to a maximum amount outstanding at any time of $9.0 million, in gross receivables, submitted or $6.3 million in net amounts funded based upon a 70% advance rate. The Financing Agreement may be terminated by either party with 30 days written notice. We are not obligated to offer accounts in any month, and MCF has the option to decline to purchase any purchased accounts. During December 2008, MCF did not decline to purchase any submitted accounts and funded $864,000. A decrease in our domestic non-OEM receivables or a change to the historical timing of receivables within the quarter would restrict our ability to access funding under the Financing Agreement, which would impair our ability to fund operations at current levels.

We continue to pursue additional funding, either through debt or equity financings. We currently have no additional funding commitments. Our plans to raise additional working capital are first to pursue bank and asset–based financing options; however, we may not be able to obtain such financing on favorable terms, or at all. If we are unable to obtain such financing, our plans are to pursue equity or equity-based financing, including convertible debt, which also may not be available on terms favorable to us or at all. If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

As of December 31, 2008, our other assets included $1.5 million of auction rate securities, which have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term. We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term will bring less than the value of these securities as of December 31, 2008. During the quarter ended December 31, 2008, indicative bids (one measure of estimated liquidation value) on our ARS ranged from a high of $1.4 million on October 1, 2008 to a low of $40,000 on December 3, 2008. In early December 2008, Deutsche Bank ceased providing such indicative bids on our ARS. We do not believe that the estimated liquidation value, based upon indicative bids, represents the estimated fair value of the instruments. Indicative bids are not based on active markets or orderly transactions between market participants. It is possible that we may be required to record additional impairments to these investments in future periods.

If we cease to continue as a going concern, due to lack of available capital or otherwise, you may lose your entire investment in our company.

We face risks related to the current economic crisis.

The current economic crisis in the U.S. and global financial markets has had and may continue to have a material and adverse impact on our business and our financial condition. Uncertainty about current economic conditions poses a risk as businesses may further reduce or postpone spending (particularly spending on IT infrastructure) in response to tighter credit, negative financial news and declines in income or asset values, which has had and may continue to have a material negative effect on the demand for our products. We cannot predict the ultimate severity or length of the current economic crisis or the timing or severity of future economic or industry downturns. Any economic downturn could have a material adverse effect on our results of operations and financial condition. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. A prolonged recession or further decline in the global economy will materially adversely affect our results of operations and financial condition.

Item 4. — Submission of Matters to a Vote of Security Holders

On December 9, 2008, we held our Annual Meeting of Shareholders in San Diego, California. At the meeting the shareholders elected management’s slate of directors and approved three additional proposals with the following vote distribution:

Item	For		Withheld
Election of Board Members
Robert A Degan	10,611,094		1,166,651
Nora M. Denzel	10,599,294		1,178,451
Eric L. Kelly	10,744,939		1,032,806
Vernon A. LoForti	10,690,836		1,086,909
Scott McClendon	10,733,139		1,044,606
William J. Miller	10,611,094		1,166,651
Michael Norkus	10,733,139		1,044,606
	Affirmative	Negative	Abstention	Broker Non-vote
Other Matters
Approve the Amendment to our Articles of Incorporation to authorize a class of preferred stock with limited voting rights and not for use for anti-takeover purposes	6,742,964	454,142	16,587	4,564,052
Approve an Amendment to our Articles of Incorporation to effect a reverse stock split in a specific ratio ranging from one-for-two to one-for-ten to be determined by the Board of Directors and effected, if at all, within one year from the date of the annual meeting	11,030,937	730,981	15,827	—
Ratify the appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the fiscal year ending June 28, 2009	11,701,331	61,207	15,207	—

Item 6. — Exhibits

3.1	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 12, 2008.

10.1	Account Transfer and Purchase Agreement dated November 26, 2008 between the Company and Marquette Commercial Finance, a division of Marquette Business Credit, Inc. (incorporated by reference to the Company’s Form 8-K filed December 3, 2008).

31.1	Certification of Eric L. Kelly, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: February 11, 2009	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of registrant)