Form 10-Q
period 2009-03-29
OVERLAND STORAGE INC
filed 2009-05-13
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

Commission File Number: 000-22071

OVERLAND STORAGE, INC.

(Exact name of registrant as specified in its charter)

California	95-3535285
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4820 Overland Avenue, San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

(858) 571-5555

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of May 8, 2009, there were 12,776,550 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended March 29, 2009

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net revenue:
Product revenue	$15,977	$26,252	$65,132	$83,071
Service revenue	6,097	5,337	17,729	14,927
Royalty fees	202	205	667	757

	22,276	31,794	83,528	98,755
Cost of product revenue	13,158	20,996	52,310	68,513
Cost of service revenue	2,774	3,101	8,428	8,291

Gross profit	6,344	7,697	22,790	21,951
Operating expenses:
Sales and marketing	5,280	7,988	22,092	22,549
Research and development	1,697	1,972	7,672	7,229
General and administrative	2,632	2,409	8,087	7,590

	9,609	12,369	37,851	37,368

Loss from operations	(3,265)	(4,672)	(15,061)	(15,417)
Other income (expense):
Interest (expense) income, net	(109)	177	(8)	708
Other income (expense), net	139	(369)	(324)	(970)

Loss before income taxes	(3,235)	(4,864)	(15,393)	(15,679)
Provision for (benefit from) income taxes	70	71	(30)	281

Net loss	$(3,305)	$(4,935)	$(15,363)	$(15,960)

Net loss per share:
Basic and diluted	$(0.26)	$(0.39)	$(1.20)	$(1.25)

Shares used in computing net loss per share:
Basic and diluted	12,774	12,761	12,771	12,757

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

(In thousands)

	March 31, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$3,849	$8,437
Short-term investments	—	1,214
Accounts receivable, net of allowance for doubtful accounts of $446 and $396 as of March 31, 2009 and June 30, 2008, respectively	10,220	15,814
Accounts receivable pledged as collateral	3,285	—
Inventories	14,306	17,126
Other current assets	7,249	8,566

Total current assets	38,909	51,157
Property and equipment, net	1,406	1,139
Intangible assets, net	4,609	5,483
Other assets	3,347	4,811

Total assets	$48,271	$62,590

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,545	$7,203
Accrued liabilities	18,022	20,150
Accrued payroll and employee compensation	2,177	3,801
Income taxes payable	117	58
Accrued warranty	4,083	5,928
Debt	4,744	1,432

Total current liabilities	38,688	38,572
Long-term debt	1,270	—
Other liabilities	6,291	5,835

Total liabilities	46,249	44,407
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	—	—
Common stock, no par value, 45,000 shares authorized; 12,777 and 12,764 shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	69,130	68,915
Accumulated other comprehensive (loss) income	(814)	197
Accumulated deficit	(66,294)	(50,929)

Total shareholders’ equity	2,022	18,183

Total liabilities and shareholders’ equity	$48,271	$62,590

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows (Unaudited)

(In thousands)

	Nine months ended March 31,
	2009	2008
Operating activities:
Net loss	$(15,363)	$(15,960)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,242	3,608
Share-based compensation	206	911
Other-than-temporary impairment on investments	1,616	814
Loss (gain) on short-term investments	76	(19)
Changes in operating assets and liabilities:
Accounts receivable	5,594	4,092
Accounts receivable pledged as collateral	(3,285)	—
Inventories	2,820	3,292
Accounts payable and accrued liabilities	1,224	1,060
Accrued interest expense	68	—
Accrued payroll and employee compensation	(1,496)	(211)
Other assets and liabilities, net	174	(223)

Net cash used in operating activities	(7,124)	(2,636)
Investing activities:
Purchases of short-term investments	—	(8,100)
Proceeds from maturities of short-term investments	—	4,528
Proceeds from sales of short-term investments	1,120	2,551
Capital expenditures	(792)	(463)

Net cash provided by (used in) investing activities	328	(1,484)
Financing activities:
Proceeds from issuance of long-term debt	—	—
Proceeds from the sale of stock under the 2006 employee stock purchase plan	9	26
Proceeds from accounts receivable pledged as collateral, net	2,299	—

Net cash provided by financing activities	2,308	26
Effect of exchange rate changes on cash	(100)	167

Net decrease in cash and cash equivalents	(4,588)	(3,927)
Cash and cash equivalents, beginning of period	8,437	17,503

Cash and cash equivalents, end of period	$3,849	$13,576

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the Company) have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The Company operates its business in one operating segment.

The Company operates and reports using a 52-53 week fiscal year, with each quarter ending on the Sunday closest to the calendar quarter end. For ease of presentation, the Company’s last fiscal year is considered to have ended June 30, 2008 and the Company’s third quarter of fiscal 2009 is considered to have ended March 31, 2009. For example, references to the quarter ended March 31, 2009, the three months ended March 31, 2009, the nine months ended March 31, 2009, and the first nine months of fiscal 2009 refer to the fiscal period ended March 29, 2009. The third quarter of fiscal 2009 and fiscal 2008 each included 13 weeks. The nine months ended March 31, 2009 and 2008 each included 39 weeks.

In the opinion of management, these statements include all the normal recurring adjustments necessary to state fairly the Company’s consolidated condensed results of operations, financial position and cash flows as of March 31, 2009, and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended June 30, 2008. The results reported in these consolidated condensed financial statements for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

The year end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company has incurred losses for the last three fiscal years and negative cash flows for the last two fiscal years. As of March 31, 2009, the Company had an accumulated deficit of $66.3 million. During the first nine months of fiscal 2009, the Company incurred a net loss of $15.4 million and the Company’s cash balance declined by $5.9 million from the aggregate cash, cash equivalents and short-term investments balance of $9.7 million at June 30, 2008. The Company operates in a highly competitive market characterized by rapidly changing technology. During the remainder of fiscal 2009, management expects to continue to improve the operating plan as it focuses on (i) generating additional revenue, (ii) improving the Company’s gross profit margins and (iii) improving operational efficiencies.

In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement (the MCF Financing Agreement) with Marquette Commercial Finance (MCF). Under the terms of the MCF Financing Agreement, the Company may offer to sell its accounts receivable to MCF each month during the term of the MCF Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million in gross receivables submitted, or $6.3 million in net amounts funded based upon a 70.0% advance rate. The MCF Financing Agreement may be terminated by either party with 30 days written notice. The Company is not obligated to offer accounts in any month, and MCF has the right to decline to purchase any accounts (invoices). During the three and nine month periods ended March 31, 2009, individual invoices declined by MCF were considered immaterial to the Company’s accounts receivable balance, financial position and cash flows. Net amounts funded by MCF as of March 31, 2009, based upon a 70.0% advance rate, were $2.3 million (Note 13).

In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement (the FGI Financing Agreement) with Faunus Group International (FGI). Under the terms of the FGI Financing Agreement, the Company may offer to sell its foreign non-OEM accounts receivable to FGI each month during the term of the FGI Financing Agreement, up to a maximum amount outstanding at any time of $5.0 million in gross receivables submitted, or $3.75 million in net amounts funded based upon a 75.0% advance rate. The Company is not obligated to offer accounts in any month, and FGI has the right to decline to purchase any accounts. During the third quarter of fiscal 2009, the Company did not submit any accounts to FGI (Note 13).

In April 2009, the Company entered into a secured promissory note (the Anacomp Note) with Anacomp, Inc., one of the Company’s authorized service providers. The Anacomp Note represents a conversion of accounts payable owed by the Company to Anacomp that accumulated primarily during the third quarter of fiscal 2009, during which time the Company was negotiating an extension and other terms under the Company’s agreement with Anacomp. The Anacomp Note, as amended and restated to reflect the actual accounts payable due, is in the amount of $2.3 million, and accrues simple interest at 12.0% per annum. The Anacomp Note is repayable as follows:

Payment Due	Amount
October 9, 2009	$462,000	Plus the then accrued and unpaid interest
January 8, 2010	577,500	Plus the then accrued and unpaid interest
April 9, 2010	577,500	Plus the then accrued and unpaid interest
July 9, 2010	693,000	Plus the then accrued and unpaid interest

The Company plans to pursue additional funding, either through debt or equity financings. The Company currently has no additional funding commitments. Management has projected that cash on hand, along with the funding available under the MCF Financing Agreement and the FGI Financing Agreement will be sufficient to allow the Company to continue its operations at current levels through fiscal 2009. However, a decrease in eligible receivables or a change to the historical timing of receivables could have a material adverse affect on the Company’s ability to access the necessary level of funding to continue to fund operations at current levels.

The Company’s recurring losses from operations, negative cash flows, accumulated deficit and need for additional financing raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements for fiscal 2008 and the first nine months of fiscal 2009 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may never return to profitability, or, if it does, the Company may not be able to sustain profitability on a quarterly or annual basis.

Fair Value Measurements

Effective July 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS No. 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and for its non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As allowed under the provisions of Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. FAS 157-2”), the Company has elected to defer, until July 1, 2009, implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. Management is evaluating the impact, if any, that these remaining provisions of the standard will have on the Company’s results of operations, financial position or cash flows.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (“FSP No. FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP No. FAS 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP No. FAS 157-3 in fiscal 2009 did not have a material effect on the Company’s results of operations, financial position or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope of SFAS No. 159 as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option are required to (i) recognize changes in fair value in earnings and (ii) expense any up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which it has elected the fair value option, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this either by reporting the fair value and non-fair-value carrying amounts as separate line items or by aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount.

The Company adopted SFAS No. 159 on July 1, 2008, but did not elect the fair value option for any existing asset or liability held at the adoption date. Retrospective application is not permitted. Therefore, SFAS No. 159 did not have an impact on the Company’s results of operations, financial position or cash flows upon adoption.

Note 2 — Company Restructurings

Restructurings

August 2008 Cost Reductions and Restructuring of Workforce

In August 2008, the Company reduced its worldwide workforce by 13.0%, or 53 employees, in accordance with the Company’s initiatives to reduce costs and restructure its workforce. Severance costs, including COBRA, related to the terminated employees of $352,000 were recorded in the first quarter of fiscal 2009. These severance charges are included in sales and marketing expense, research and development expense and general and administrative expense.

December 2008 Cost Reductions and Restructuring of Workforce

In December 2008, the Company reduced its worldwide workforce by 3.4%, or 11 employees, in connection with the termination of a research and development program. Severance costs, including COBRA, related to the terminated employees of $52,000 were recorded in the second quarter of fiscal 2009. These severance charges are included in sales and marketing expense and research and development expense.

January 2009 Cost Reductions and Restructuring of Workforce

In January 2009, the Company reduced its worldwide workforce by 17.0%, or 53 employees. Severance costs, including COBRA, related to the terminated employees of $451,000 were recorded in the third quarter of fiscal 2009. These severance charges are included in sales and marketing expense, research and development expense and general and administrative expense. In addition, all remaining employees received a 10.0% pay cut, the Company reduced planned spending and took other cost savings initiatives in an effort to accelerate its return to profitability.

March 2009 Cost Reductions and Restructuring of Workforce

In March 2009, the Company reduced its worldwide workforce by 11.1%, or 29 employees. Severance costs, including COBRA, related to the terminated employees of $243,000 were recorded in the third quarter of fiscal 2009. These severance charges are included in sales and marketing expense, research and development expense and general and administrative expense.

The following table summarizes the activity and balance of accrued restructuring charges included in accrued liabilities through March 31, 2009 (in thousands):

Employee Related
Balance at June 30, 2008	$—
Accrued restructuring charges	1,098
Cash payments	(849)

Balance at March 31, 2009	$249

Note 3 — Acquisition

On June 27, 2008, the Company acquired the Snap Server® network attached storage (NAS) business (Snap Server) from Adaptec, Inc., including the brand and all assets related to the Snap Server networked and desktop storage appliances. The net purchase price was $3.9 million, including $349,000 in direct acquisition costs, but excluding the $95,000 working capital adjustment discussed below, with approximately $2.2 million paid in cash upon the closing of the transaction, and the remaining $1.4 million to be paid in cash 12 months following the closing of the transaction. The acquisition was made principally to broaden the Company’s capabilities by adding distributed NAS while also strengthening central and remote office data protection. The acquisition added 47 employees to the Company’s headcount.

The purchase agreement, pursuant to which the Company acquired Snap Server, included a working capital adjustment to the purchase price based on the final value of acquired inventory and fixed assets as of the closing of the acquisition. Management finalized the working capital adjustment of $95,000 with Adaptec, Inc., which was applied as a reduction of the promissory note the Company issued to Adaptec, Inc., and of the acquired intangible assets. The purchase price is subject to adjustment pending final inventory valuations. The Company expects the final allocation to be completed within fiscal 2009.

The preliminary allocation of the purchase consideration was as follows (in thousands):

Inventories	$1,582
Property and equipment	262
Customer contracts and related relationships	2,458
Acquired technology (core and existing)	1,701
Trade names and trade marks	1,229
Accrued liabilities	(1,789)
Warranty reserve	(465)
Other long-term liabilities	(1,145)

Total consideration	$3,833

Assuming the acquisition of Snap Server had occurred on July 1, 2007, the pro forma unaudited combined results of operations for the three and nine months ended March 31, 2008 would have been as follows (in thousands):

	Three months ended March 31, 2008	Nine months ended March 31, 2008
Revenue	$36,794	$116,355
Loss from operations	(6,923)	(19,270)
Net loss	(7,186)	(19,813)
Net loss per share:
Basic and diluted	$(0.56)	$(1.55)

The pro forma unaudited combined results of operations set forth above do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through March 31, 2009.

Note 4 — Fair Value of Financial Instruments: Auction Rate Securities

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes the following hierarchy, which prioritizes the inputs used to measure fair value, ranging from market-based assumptions to entity-specific assumptions:

Level 1 — Quoted market prices for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Inputs reflecting management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and are significant to the instruments valuation.

As of March 31, 2009, the Company’s financial assets and liabilities measured at fair value on a recurring basis consist entirely of auction rate securities (ARS). ARS are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (generally, every 28 days), based on market demand for a reset period. ARS are bought and sold in the marketplace through a competitive bidding process referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates.

The Company’s ARS were originally purchased as highly rated (AAA) investment grade securities, with a par value of $5.0 million, and are collateralized by corporate debt obligations. The securities are now both rated as “BB” by Fitch Ratings. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact that sub-prime mortgages have had on liquidity in the credit markets. In fiscal 2008, in accordance with SFAS No. 115, the Company recognized other-than-temporary impairment losses of approximately $1.9 million, pre-tax, on its ARS to reduce the value to an estimated $3.1 million as of June 30, 2008. The impairment losses were recorded in other expense, net, in the consolidated statement of operations for the period ended June 30, 2008. As of March 31, 2009, the Company estimated the fair value of the ARS to be $1.5 million using a probability weighted expected future cash flow analysis, and recognized an impairment loss of approximately $1.6 million in the first nine months of fiscal 2009. During the third quarter of fiscal 2009, the Company was not required to record an additional other-than-temporary impairment on its ARS.Taking into consideration the terms of the securities, the Company estimated (i) when a successful auction would occur or the securities would be redeemed or mature, (ii) a discount rate commensurate with the implied risk associated with holding the securities, including consideration of the ratings downgrades, and (iii) future expected cash flow streams. If the auctions continue to fail, or the Company determines that one or more of the estimates used in the valuation needs to be revised, the Company may be required to record an additional impairment on these securities in the future.

The following table presents the Company’s hierarchy for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Auction rate securities (ARS)	$—	$—	$1,505	$1,505

Due to the auction process having failed since July 2007, market data for identical financial assets has been unavailable for the Company to measure fair value of ARS as of March 31, 2009. Further, there were no similar financial assets identified in active or inactive markets, and the Company did not identify similar assets with other inputs that could be observed or corroborated by observable market data for substantially the full term of the similar financial asset. As a result, the Company did not utilize level 1 or level 2 inputs to measure the fair value of the ARS. Therefore, as of March 31, 2009, the Company, on a recurring basis, measures the fair value of its ARS using level 3 unobservable inputs.

The Company may attempt to liquidate these securities to meet cash needs. The Company cannot predict whether it will be able to liquidate these securities, and the Company expects that any liquidation in the near term will bring less than the remaining book value of these securities as of March 31, 2009. It is possible that the Company may be required to record additional impairments to these investments in future periods.

The following table summarizes the change in the balances for the nine months ended March 31, 2009 (in thousands):

Level 3 Auction Rate Securities
Balance at June 30, 2008	$3,118
Other than temporary impairment	(1,613)

Balance at March 31, 2009	$1,505

Note 5 — Short-Term Investments

In September 2008, the Company liquidated its short-term investments. Therefore, as of March 31, 2009, the Company held no short-term investments.

The following table summarizes short-term investments by security type as of June 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Asset-backed securities	$1,200	$14	$1,214

The following table summarizes the contractual maturities of the Company’s short-term investments as of June 30, 2008 (in thousands):

Due in one to two years	$258
Due after five years	956

$1,214

Asset-backed securities have been allocated within the contractual maturities table above based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other expense, net, in the consolidated condensed statement of operations.

The following table summarizes gross realized gains and gross realized losses on the Company’s short-term investments during the three and nine months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Realized gains	$—	$35	$—	$35
Realized losses:
Realized losses from sale of short-term investments	—	—	(76)	(16)
Impairment under SFAS No. 115-1 and 124-1	—	(302)	—	(814)

	$—	$(267)	$(76)	$(795)

Note 6 — Composition of Certain Financial Statement Captions

The following table summarizes inventories (in thousands):

	March 31, 2009	June 30, 2008
Raw materials	$6,585	$9,383
Work in process	1,095	710
Finished goods	6,626	7,033

	$14,306	$17,126

The following table summarizes other current assets (in thousands):

	March 31, 2009	June 30, 2008
Prepaid third-party service contracts	$5,717	$5,988
Prepaid insurance and services	585	977
Other	542	304
VAT receivable	292	602
Income tax receivable	—	523
Non-trade accounts receivable	113	172

	$7,249	$8,566

The following table summarizes intangible assets (in thousands):

	March 31, 2009	June 30, 2008
Acquired technology (1)	$1,702	$1,731
Customer contracts and trade names (1)	3,687	3,752

	5,389	5,483
Less: Accumulated amortization	780	—

	$4,609	$5,483

(1)	Balance as of March 31, 2009 has been adjusted for a working capital adjustment (Note 3).

The following table summarizes other assets (in thousands):

	March 31, 2009	June 30, 2008
Prepaid third party service contracts	$1,684	$1,608
Auction rate securities	1,505	3,118
Other	158	85

	$3,347	$4,811

The following table summarizes accrued liabilities (in thousands):

	March 31, 2009	June 30, 2008
Deferred revenue – Service contracts	$12,196	$13,066
Accrued expenses	2,801	3,196
Third-party service contracts payable	1,617	1,708
Deferred revenue – Distributors	521	1,446
Accrued market development funds	707	641
Other	180	93

	$18,022	$20,150

The following table summarizes debt (in thousands):

	March 31, 2009	June 30, 2008
Obligation under MCF Financing Agreement, including accrued interest	$2,327	$—
Note payable to Anacomp	2,310	—
Note payable to Adaptec, including accrued interest	1,377	1,432

	$6,014	$1,432

The following table summarizes other liabilities (in thousands):

	March 31, 2009	June 30, 2008
Deferred revenue – Service contracts	$4,879	$4,340
Deferred rent	1,236	1,283
Other	176	212

	$6,291	$5,835

Note 7 — Net Loss Per Share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period increased by the weighted average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive common stock equivalents comprise options granted under the Company’s stock option plans and employee stock purchase plan (ESPP) share purchase rights. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Options outstanding and ESPP share purchase rights	3,066	2,492	2,681	2,527

Note 8 — Comprehensive Loss

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, which are charged or credited to accumulated other comprehensive (loss) income within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net loss	$(3,305)	$(4,935)	$(15,363)	$(15,960)
Change in foreign currency translation	(92)	103	(997)	167
Change in unrealized gain on short-term investments	—	(19)	(15)	22

Total comprehensive loss	$(3,397)	$(4,851)	$(16,375)	$(15,771)

Note 9 — Income Taxes

Uncertain Tax Positions

As of March 31, 2009, the total unrecognized tax benefit was $375,000, of which (i) $61,000 was recorded in current liabilities, (ii) $153,000 was recorded in other long-term liabilities and (iii) $161,000 was recorded against the deferred tax asset, for which there is a full valuation allowance.

The Company believes it is reasonably possible within the next twelve months that the amount of unrecognized tax benefits may be reduced by up to $61,000 through the expiration of statutes of limitations for certain years.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. Upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), and through March 31, 2009, the Company did not record any material amounts of interest or penalties.

The Company is subject to taxation in the United States and in various state and foreign tax jurisdictions. Generally, the Company’s tax years for fiscal 2005 and later are subject to examination by the U.S. federal tax authorities, and the Company’s tax years for fiscal 2004 and later are subject to examination by U.S. state tax authorities.

During the first nine months of fiscal 2009, the Company’s liability for unrecognized tax benefits decreased by $147,000 due to settlement of pending claims for refund.

Potential 382 Limitation

The Company’s ability to utilize its net operating loss (NOL) and research and development (R&D) credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether one or more ownership changes have occurred since the Company became a loss corporation under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any such limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN No. 48. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations of the Company.

Note 10 — Commitments and Contingencies

Warranty and Extended Warranty

The Company records a provision for estimated future warranty costs for both the return-to-factory and on-site warranties. If the future actual costs to repair differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue
Liability at June 30, 2008	$5,928	$17,248
Settlements made during the period	(2,668)	(13,810)
Change in liability for warranties issued during the period	1,303	13,072
Change in liability for preexisting warranties	(480)	(7)

Liability at March 31, 2009	$4,083	$16,503

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at March 31, 2009 will have, individually or in the aggregate, a material adverse effect on its business, results of operations, financial position or cash flows. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Note 11 — Intangible Assets

Intangible assets as of March 31, 2009 consist solely of the intangible assets acquired in the June 2008 acquisition of Snap Server. The identifiable intangible assets acquired in the Snap Server acquisition consist of existing and core technology (acquired technology), which has been assigned an estimated useful life of four years, and customer contracts and trade names, which have been assigned an estimated useful life of six years. As described in Note 3, during the first nine months of fiscal 2009 the Company recorded a working capital adjustment of $95,000. The adjustment was recorded proportionately as a reduction to the acquired intangible assets. The intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. The following table shows the estimated future amortization expense for intangible assets by fiscal year (in thousands):

Fiscal Year	Estimated Amortization of Intangible Assets
Remainder of 2009	$261
2010	1,040
2011	1,040
2012	1,040
2013	614
Thereafter	614

$4,609

Amortization expense of intangible assets was $0.8 million and $1.3 million during the first nine months of fiscal 2009 and 2008, respectively. Amortization expense in fiscal 2008 related to the technology the Company acquired from Okapi Software, Inc., in June 2003, which became fully amortized in June 2008.

Note 12 — Common Stock

Employee Stock Purchase Plan

During the first nine months of fiscal 2009, the Company issued approximately 13,000 shares of common stock purchased through the Company’s 2006 Employee Stock Purchase Plan.

Note 13 — Debt

Debt consists of the following as of March 31, 2009 (in thousands):

	Principal	Accrued Interest	Total
Current:
Note payable to Adaptec, including accrued interest	$1,337	$40	$1,377
Note payable to Anacomp, including accrued interest	1,040	—	1,040
Obligation under MCF Financing Agreement	2,299	28	2,327
Long-term:
Note payable to Anacomp	1,270	—	1,270

	$5,946	$68	$6,014

The following table summarizes the contractual payout schedule for debt (in thousands):

	Adaptec	Anacomp	Marquette	Total
Remainder of fiscal 2009	$1,377	$—	$2,327	$3,704
Fiscal 2010	—	1,617	—	1,617
Fiscal 2011	—	693	—	693

	$1,377	$2,310	$2,327	$6,014

Note Payable to Adaptec

In connection with the Snap Server acquisition in June 2008, the Company issued a $1.4 million promissory note in favor of Adaptec, Inc., which accrues interest at the rate of 4.0% per annum and is secured by intellectual property related to the SNAP Server business. Principal and interest under the note are due in one installment on June 27, 2009. As described in Note 3, there was a $95,000 working capital adjustment under the Snap Server purchase agreement, which was applied as a reduction of the principal amount due under such note, effective as of June 27, 2008, the date of the Snap Server acquisition. As of March 31, 2009, principal and accrued interest totaled $1.4 million.

MCF Financing Agreement

In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement (the MCF Financing Agreement) with Marquette Commercial Finance (MCF). Under the terms of the MCF Financing Agreement, the Company may offer to sell its accounts receivable to MCF each month during the term of the MCF Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million in gross receivables submitted, or $6.3 million in net amounts funded based upon a 70.0% advance rate. The MCF Financing Agreement may be terminated by either party with 30 days written notice. The Company is not obligated to offer accounts in any month, and MCF has the right to decline to purchase any offered accounts (invoices). During the three and nine month periods ended March 31, 2009, individual invoices declined by MCF were considered immaterial to the Company’s accounts receivable balance, financial position and cash flows. Net amounts funded by MCF as of March 31, 2009, based upon a 70.0% advance rate, were $2.3 million.

The MCF Financing Agreement provides for the sale, on a revolving basis, of accounts receivable generated by specified debtors. The purchase price paid by MCF reflects a discount that is generally 2.5%, but can be increased in certain circumstances, including situations when the time elapsed between placement of the account with MCF and receipt of payment from the debtor exceeds certain thresholds. The Company continues to be responsible for the servicing and administration of the receivables purchased.

The Company accounts for the sale of receivables under the MCF Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $3.3 million as of March 31, 2009, represents the gross receivables that have been designated as “sold” and serve as collateral for short-term debt in the amount of $2.3 million as of March 31, 2009.

The Company was in compliance with the terms of the MCF Financing Agreement at March 31, 2009. Management continues to monitor the Company’s compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the permissible dilution covenant throughout fiscal 2009. A significant increase in rebates claimed as a percentage of the Company’s gross collections could lead to the Company’s failure to satisfy the dilution covenant.

FGI Agreement

In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement (the FGI Financing Agreement) with Faunus Group International (FGI). Under the terms of the FGI Financing Agreement, the Company may offer to sell its foreign non-OEM accounts receivable to FGI each month during the term of the FGI Financing Agreement, up to a maximum amount outstanding at any time of $5.0 million in gross accounts receivable submitted, or $3.75 million in net amounts funded based upon a 75.0% advance rate. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company will pay FGI a monthly collateral management fee equal to 1.09% of the average monthly balance of accounts purchased by FGI. In addition, FGI will charge the Company interest on the daily net funds employed at a rate equal to the greater of (i) 7.5% or (ii) 3.0% above FGI’s prime rate. The Company is not obligated to offer accounts in any month, and FGI has the right to decline to purchase any accounts.

The FGI Financing Agreement is for a term of 24 months and automatically renews for additional two year terms unless either party gives notice of non-renewal. In addition, FGI may terminate the agreement upon a default by the Company, and may also terminate the agreement for convenience upon 30 days’ advance notice. The Company may terminate the agreement at any time by paying a $100,000 termination fee. The termination fee is not payable upon a termination by FGI or upon non-renewal.

The Company was in compliance with the terms of the FGI Financing Agreement at March 31, 2009. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the terms of the FGI Financing Agreement throughout fiscal 2009.

Anacomp Note

In April 2009, the Company entered into a secured promissory note (the Anacomp Note) with Anacomp, Inc., one of the Company’s authorized service providers. The Anacomp Note represents a conversion of accounts payable owed by the Company to Anacomp that accumulated primarily during the third quarter of fiscal 2009, during which time the Company was negotiating an extension and other terms under the Company’s agreement with Anacomp. Accordingly, at March 31, 2009, $1.0 million of the amount due Anacomp is recorded as current and $1.3 million is recorded as long-term, in the accompanying consolidated condensed balance sheets. The Anacomp Note, as amended and restated to reflect the actual accounts payable due, is in the amount of $2.3 million, and accrues simple interest at 12.0% per annum. The Anacomp Note is repayable as follows:

Payment Due	Amount
October 9, 2009	$462,000	Plus the then accrued and unpaid interest
January 8, 2010	577,500	Plus the then accrued and unpaid interest
April 9, 2010	577,500	Plus the then accrued and unpaid interest
July 9, 2010	693,000	Plus the then accrued and unpaid interest

The Anacomp Note is secured by collateral including all of the Company’s inventory, equipment, fixtures, accounts, contract rights, general intangibles and intellectual property, excepting (i) the intellectual property purchased from Adaptec, Inc., in June 2008, and (ii) any accounts receivable transferred to FGI or MCF. Anacomp’s security interest is subordinated to FGI’s security interest.

Note 14 — Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). This statement establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the impact, if any, that SFAS No. 141R will have on its results of operations, financial position or cash flows.

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 requires additional footnote disclosures about the impact of the Company’s ability or intent to renew or extend agreements related to existing intangible assets or expected future cash flows from those intangible assets, how the Company accounts for costs incurred to renew or extend such agreements, the time until the next renewal or extension period by asset class, and the amount of renewal or extension costs capitalized, if any. For any intangible assets acquired after March 31, 2009, FSP 142-3 requires that the Company consider its experience regarding renewal and extensions of similar arrangements in determining the useful life. If the Company does not have experience with similar arrangements, FSP 142-3 requires the Company to use the assumptions of a market participant putting the intangible assets to its highest and best use in determining their useful life. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of FSP 142-3 is not permitted. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its results of operations, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary (FSP 115-2 and FSP 124-2). FSP 115-2 and FSP 124-2 collectively establish a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP 115-2 and FSP 124-2 also contain additional disclosure requirements related to debt and equity securities. FSP 115-2 and FSP 124-2 change existing impairment guidance under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary (and therefore recognized and reported in earnings) if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. FSP 115-2 and FSP 124-2 also provide that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company has elected to adopt FSP 115-2 and FSP 124-2 in its fourth quarter of fiscal 2009. The impact of the adoption of FSP 115-2 and FSP 124-2 is uncertain at this time. The Company is currently evaluating the impact, if any, that FSP 115-2 and FSP 124-2 will have on its results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”). FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased from normal conditions for that asset or liability or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The Company has elected to adopt FSP 157-4 in the fourth quarter of 2009. The adoption of FSP 157-4 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 15 — Subsequent Events

Anacomp Note

See Note 13.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain statements of a forward-looking nature that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include: the performance of Mr. Kelly as CEO; our ability to obtain sufficient funding for us to execute our business strategy; customers’ perceptions of our continued viability; our ability to maintain strong relationships with branded channel partners; our ability to penetrate the video surveillance market; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price measures in the market place; possible delays in our new product introductions and shipments; unexpected shortages of critical components; market acceptance of our new product offerings; the timing and market acceptance of new product introductions by competitors; failure to achieve desired benefits from cost-cutting measures, including the January and March 2009 restructurings; our stock-based compensation valuation models; our defenses to, and the effects and outcomes of, legal proceedings and litigation matters; provisions in our charter documents, California law and a stockholders’ agreement and the potential effects of a stockholder rights plan; our relationships with Marquette Commercial Finance and Faunus Group International; our debt obligations, including the Anacomp Note, the related interest expense for future periods and the effect of any non-compliance; the potential impact of our critical accounting policies and changes in financial accounting standards or practices; worldwide information technology spending levels; and general economic conditions. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. You are cautioned that actual events or results may differ materially from such statements. In evaluating such statements, you are urged to specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors,” in Part II, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

Generation of revenue. We generate the vast majority of our revenue from sales of our data protection appliances. The balance of our revenue is provided by selling spare parts, selling maintenance contracts and rendering related services, and earning royalties on our licensed technology. Historically, the majority of our sales have been generated through private label arrangements with original equipment manufacturers (OEMs), and the remainder has been made through our branded channel, which includes commercial distributors, direct market resellers (DMRs) and value added resellers (VARs). However, our strategy moving forward is to focus heavily on the delivery of new and expanded products to our branded channel, which historically has produced higher gross margins in comparison to OEM business.

Declining sales to HP. In August 2005, our largest OEM customer, Hewlett Packard Company (HP), notified us that it had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006. Although we believe that sales to HP will continue to decline, HP re-launched its tape automation products supplied by us with support for HP’s new LTO-4 tape drives, which has slowed the rate of replacement of our supplied products by the alternate supplier’s product. HP has indicated to us that, contrary to the original plan, it has no immediate plans to discontinue our supplied products and will continue to offer it as part of their tape automation portfolio. Revenue from HP during the third quarter of fiscal 2009 decreased 16.1% compared with the second quarter of fiscal 2009, but decreased 48.8% compared with the third quarter of fiscal 2008.

Impairment of long-lived assets. In the fourth quarter of fiscal 2008, we recorded an impairment charge of $7.4 million related to property and equipment. As discussed in Note 2 to the consolidated financial statements included in our annual report on Form 10-K, management performed an impairment analysis of its long-lived assets as of June 30, 2008, excluding the long-lived assets from the recently completed Snap Server acquisition. The impairment analysis was triggered by our continued operating and cash flow losses in fiscal 2008 and our forecasts for fiscal 2009 and beyond. We concluded that the carrying amount of the asset group was not recoverable and that an impairment loss should be recognized. As of March 31, 2009, management noted no additional impairment triggering events and, as a result, no additional charges were recorded.

Recent setbacks. During the first nine months of fiscal 2009, we experienced lower than anticipated revenue. We believe customers have delayed purchases for a number of reasons, including (i) the uncertainty of the world economy and a general decrease in IT spending, and (ii) a reluctance to purchase our products due to uncertainty regarding our ability to continue as a going concern and the uncertainty of our ability to raise additional working capital. In addition, during the first nine months of fiscal 2009, the performance of our sales personnel may have been adversely affected by apprehension about their continued employment after the August 2008 and January 2009 restructurings.

We reported net revenue of $83.5 million for the first nine months of fiscal 2009, compared with $98.8 million for the first nine months of fiscal 2008. The $15.3 million decline in net revenue was almost entirely due to a decline in sales to HP. The decline in net revenue resulted in a net loss of $15.4 million, or $1.20 per share, for the first nine months of fiscal 2009, compared with a net loss of $16.0 million, or $1.25 per share, for the first nine months of fiscal 2008.

Positive developments. Despite the disappointing financial results in recent quarters, we have achieved a number of financial and operational objectives that we believe will assist us in our efforts to regain profitability:

•

In June 2008, we acquired the Snap Server NAS business from Adaptec, Inc., including the brand and all assets related to the Snap Server networked and desktop storage appliances. The purchase price, excluding transaction costs, was $3.5 million, as adjusted, with approximately $2.2 million paid in cash upon the closing of the transaction and the remainder to be paid in cash 12 months following the closing of the transaction. The Snap Server product line broadens our capabilities by adding distributed NAS and strengthening central and remote office data protection. We believe the acquisition will enable us to address the $1.4 billion small and medium business (SMB) NAS market, which continues to grow by at least 15.0% annually, according to Interactive Data Corporation (IDC). During the nine months ended March 31, 2009, Snap Server net revenue was $7.6 million.

•

The addition of Snap Server products, which provide margins equal to or better than our legacy products, added to our revenue base, resulting in overall margins of 28.5% for the third quarter of fiscal 2009, compared with 24.2% for the third quarter of fiscal 2008, and margins of 27.3% for the first nine months of fiscal 2009, compared with 22.2% for the same period of fiscal 2008.

•

Service revenue, including service revenue from SNAP Server products, increased to $6.1 million for the third quarter of fiscal 2009, compared with $5.3 million for the third quarter of fiscal 2008, and increased to $17.7 million for the first nine months of fiscal 2009, compared with $14.9 million for the first nine months of fiscal 2008. In addition, margins for service revenue increased to 54.5% for the third quarter of fiscal 2009, compared with 41.9% for the third quarter of fiscal 2008, and increased to 52.5% for the first nine months of fiscal 2009, compared with 44.5% for the first nine months of fiscal 2008.

Liquidity and capital resources. Historically, our primary source of liquidity has been cash generated from operations. However, we incurred a net loss of $15.4 million during the first nine months of fiscal 2009 and used $7.1 million in cash to fund our operating activities, including the Snap Server operations. Our cash balance has decreased by $15.3 million compared with our cash, cash equivalents and short-term investments balance at March 31, 2008, and by $5.9 million compared with our cash, cash equivalents and short-term investments balance at June 30, 2008. At March 31, 2009, we had a cash balance of $3.8 million, compared with $9.7 million of cash, cash equivalents and short-term investments at June 30, 2008. Cash management and preservation continues to be a top priority. However, to achieve positive operating cash flows, we must focus on generating additional revenue, improving our gross profit margins and continuing to improve operational efficiencies.

As a result of our need for additional financing and other factors, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2008 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We have entered into various financial arrangements to help us manage our cash. In November 2008, we entered into a domestic non-OEM accounts receivable financing agreement. In March 2009, we entered into a foreign non-OEM accounts receivable financing agreement. In April 2009, we converted $2.3 million in accounts payable, to a secured promissory note payable over 15 months. The accounts payable accumulated primarily during the third quarter of fiscal 2009, during which time management was negotiating an extension and other terms under its agreement with Anacomp. See “Liquidity and Capital Resources” below for a description of these arrangements.

We continue to pursue additional funding, either through debt or equity financings. We currently have no additional funding commitments. Management has projected that cash on hand, along with the funding available under our non-OEM accounts receivable financing agreements, will be sufficient to allow us to continue operations at current levels through fiscal 2009. However, a decrease in eligible receivables or a change to the historical timing of receivables could have a material adverse affect on our ability to access the necessary level of funding to continue to fund operations at current levels.

To raise additional working capital, we are pursuing bank and asset-based financing options. However, we may not be able to obtain such financing on favorable terms, or at all. We are also pursing equity or equity-based financing, including convertible debt, which also may not be available on favorable terms, or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

Industry trends. Historically, magnetic tape has been used for all forms of data backup and recovery because magnetic tape was, and still is, the most cost-effective, “removable,” high capacity storage media that can be taken off-site to ensure that data is safeguarded in case of disaster. For a number of years, we have held a market-leading position in mid-range tape automation with our flagship NEO products, and sales of tape automation appliances have represented more than 63.0% of our revenue for each of the last three fiscal years. Revenue from tape automation appliances represented 51.5% and 64.2% of total net revenue during the first nine months of fiscal years 2009 and 2008, respectively. Although we expect that tape solutions will continue to be the anchor of the data protection strategy at most companies, tape backup is time consuming and often unreliable and inefficient. The process of recovering data from tape is also time consuming and inefficient. We expect that tape will eventually be relegated to an archival role for infrequently accessed data, and that companies will increasingly focus more on disk-based solutions.

Beginning in fiscal 2009, we began shipping Snap Server products to customers. The Snap Server product line broadens our capabilities by adding distributed NAS and strengthening central and remote office data protection. We believe that Snap Server products will enable us to address the $1.4 billion SMB NAS market, which continues to grow by at least 15.0% annually, according to IDC. For the three and nine months ended March 31, 2009, Snap Server product revenue represented approximately 8.5% and 9.1% of net revenue, respectively.

Despite current global economic conditions, IDC estimates growth in aggregate storage capacity at 60.0% annually. We believe that global demand will continue for end-to-end data protection solutions that offer storage tiering, thin provisioning, data deduplication and enterprise file-based storage delivered at an optimal value proposition. We are committed to offering both tape- and disk-based solutions that address storage needs for both structured and unstructured data in the SMB and distributed enterprise markets.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1 — Operations and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2008, and we discuss our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of that report. Except as described below, there have been no material changes in our critical accounting policies and estimates.

Available-for-Sale Securities

We hold two auction rate securities (ARS) that are collateralized by corporate debt obligations. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, usually every 28 days. Since July 2007, our auction rate securities have experienced failed auctions and are considered to have experienced an other-than-temporary decline in fair value. An auction failure means that parties wishing to sell their securities could not do so. The ARS are now both rated “BB” by Fitch Ratings.

During the first quarter of fiscal 2009, we implemented SFAS No. 157. Under SFAS No. 157, we elected to estimate the fair value of the ARS using probability weighted expected future cash flow analysis. Taking into consideration the terms of the securities, we estimated (i) when a successful auction would occur or the securities would be redeemed or mature, (ii) a discount rate commensurate with the implied risk associated with holding the securities, including consideration of the ratings downgrades, and (iii) future expected cash flow streams. If the auctions continue to fail, or if we determine that one or more of the estimates used in the valuation needs to be revised, we may be required to record an additional impairment on these securities in the future.

Prior to the implementation of SFAS No. 157, our ARS were fair valued in accordance with SFAS No. 115. Under SFAS No. 115, we elected to estimate the fair value of our ARS using a discounted cash flow analysis. Taking into consideration the terms of the securities, the assumptions we used included estimates of (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities, including consideration of the ratings downgrades, and (iii) future expected cash flow streams.

See Note 4 — Fair Value of Financial Instruments: Auction Rate Securities, to our consolidated condensed financial statements (unaudited) for a discussion of the valuation and liquidity of our ARS.

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue:

	Three months ended March 31,				Nine months ended March 31,
	2009		2008		2009		2008
Net revenue	100.0%		100.0%		100.0%		100.0%
Cost of revenue	71.5		75.8		72.7		77.8

Gross profit	28.5		24.2		27.3		22.2
Operating expenses:
Sales and marketing	23.7		25.1		26.5		22.8
Research and development	7.6		6.2		9.2		7.3
General and administrative	11.8		7.6		9.7		7.7

	43.1		38.9		45.4		37.8
Loss from operations	(14.6)		(14.7)		(18.1)		(15.6)
Other income (expense), net	0.1		(0.5)		(0.4)		(0.3)

Loss before income taxes	(14.5)		(15.2)		(18.5)		(15.9)
Provision for (benefit from) income taxes	0.3		0.3		(0.1)		0.3

Net loss	(14.8	) %	(15.5	) %	(18.4	) %	(16.2	) %

The following table sets forth the sales mix by product:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Tape based products:
NEO Series	38.3%	49.3%	43.2%	54.7%
ARCVault	8.4	10.2	8.3	9.5
Others	—	(0.1)	—	—

	46.7	59.4	51.5	64.2
Disk based products:
REO	3.8	5.1	6.0	6.4
ULTAMUS	1.8	1.8	2.0	2.1
Snap Server	8.5	—	9.1	—

	14.1	6.9	17.1	8.5
Service	27.4	16.8	21.2	15.2
Spare parts and other	11.1	16.5	9.6	11.6
VR2	0.7	0.4	0.6	0.5

	100.0%	100.0%	100.0%	100.0%

The third quarter of fiscal 2009 compared with the third quarter of fiscal 2008

Net Revenue. Net revenue decreased to $22.3 million during the third quarter of fiscal 2009 from $31.8 million during the third quarter of fiscal 2008. The decrease of $9.5 million, or 29.9%, was primarily the result of anticipated lower OEM revenue from HP. The decrease related to OEM revenue was partially offset by $1.9 million in revenue from Snap Server products, which we began recognizing in the first quarter of fiscal 2009. Branded revenue in all geographic regions, comprising Americas, Asia Pacific (APAC) and Europe, Middle East and Africa (EMEA), showed a reduction in net revenue in the third quarter of fiscal 2009 compared with the second quarter of fiscal 2009, and compared with the third quarter of fiscal 2008. International net revenue during the third quarter of fiscal 2009 represented 46.4% of total net revenue, compared with 51.2% of total net revenue for the third quarter of fiscal 2008.

Product Sales

Net product revenue from OEM customers decreased to $6.3 million in the third quarter of fiscal 2009 from $12.6 million in the third quarter of fiscal 2008. The decrease of $6.3 million, or 50.0%, was primarily a result of a $6.7 million, or 48.8%, decrease in sales to HP. Sales to HP represented approximately 31.6% of net revenue in the third quarter of fiscal 2009, compared with 43.2% of net revenue in the third quarter of fiscal 2008.

Net product revenue from Overland branded products, excluding service revenue, decreased to $9.7 million during the third quarter of fiscal 2009 from $13.8 million during the third quarter of fiscal 2008, a decrease of $4.1 million, or 29.7%. The decrease reflects an overall decrease in sales volume for certain branded products, partially offset by $1.9 million of revenue from Snap Server products in the third quarter of fiscal 2009, which we began recognizing in the first quarter of fiscal 2009.

Service

Service revenue, including service revenue from SNAP Server products, increased to $6.1 million during the third quarter of fiscal 2009 from $5.3 million during the third quarter of fiscal 2008. The increase of $0.8 million, or 15.1%, was due primarily to an increase in the quantity and value of extended warranty contracts recognized during the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008.

Royalty fees

Royalty revenue was relatively flat at $0.2 million for the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008.

Gross Profit. Despite the 29.9% decline in net revenue, gross profit in the third quarter of fiscal 2009 decreased only to $6.3 million from $7.7 million in the third quarter of fiscal 2008. The improvement in gross margin to 28.5% from 24.2% over the prior year period primarily reflects improvements in the service margins. Also contributing to the improved margins were our shift in focus from OEM products to branded products and the introduction of the Snap Server products, which we began selling in the first quarter of fiscal 2009.

Product Sales

Gross profit on product revenue was $2.8 million for the third quarter of fiscal 2009, compared with $5.3 million for the third quarter of fiscal 2008. The decrease of $2.5 million, or 47.2%, was due to a reduction in OEM sales for the third quarter of fiscal 2009, partially offset by revenue from Snap Server products that we introduced to the market in the first quarter of fiscal 2009. In spite of the addition of Snap Server revenue, which carries a higher gross margin than our other product lines, the overall gross margin percentage for product sales decreased to 17.6% for the third quarter of fiscal 2009 from 20.0% for the third quarter of fiscal 2008. The decrease in gross margin percentage for product sales for the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 was due primarily to a decrease in sales of our branded NEO product and of spare parts, each of which carries a higher gross margin than our other product lines as a whole.

Service

Gross profit on service revenue, including gross profit from service revenue on SNAP Server products, increased to $3.3 million during the third quarter of fiscal 2009 from $2.2 million during the third quarter of fiscal 2008. The increase of $1.1 million, or 50.0%, was due to an increase in revenue from extended warranty contracts recognized in the third quarter of fiscal 2009, which increased 38.2% compared with the third quarter of fiscal 2008, while the related costs decreased slightly.

Share-Based Compensation. Share-based compensation expense during the third quarter of fiscal 2009 of approximately $0.1 million decreased from approximately $0.2 million during the third quarter of fiscal 2008.

The following table summarizes share-based compensation by income statement caption (in thousands):

	Three months ended March 31,
	2009	2008	Change
Cost of product sales	$19	$31	$(12)
Sales and marketing	6	72	(66)
Research and development	8	27	(19)
General and administrative	48	100	(52)

	$81	$230	$(149)

Sales and Marketing Expenses. Sales and marketing expenses decreased to $5.3 million during the third quarter of fiscal 2009 from $8.0 million during the third quarter of fiscal 2008. The decrease of approximately $2.7 million, or 33.8%, was primarily due to a decrease of $1.8 million in employee related expenses attributable to fiscal 2009 restructurings, and to the company-wide 10.0% pay cut implemented in January 2009. In addition, our continued efforts to reduce overall operating expenditures resulted in (i) a $0.3 million decrease in travel related expenses and (ii) $0.3 million decrease in advertising expenses.

Research and Development Expenses. Research and development expenses decreased to $1.7 million during the third quarter of fiscal 2009 from $2.0 million during the third quarter of fiscal 2008. The decrease of approximately $0.3 million, or 15.0%, was primarily the result of cost conservation efforts resulting in (i) a $0.2 million decrease in employee related expenses associated with fiscal 2009 restructurings and (ii) a $0.1 million decrease in development expenses.

General and Administrative Expenses. General and administrative expenses increased to $2.6 million during the third quarter of fiscal 2009 from $2.4 million for the third quarter of fiscal 2008. The increase of approximately $0.2 million, or 8.3%, was primarily due to an increase of $0.5 million for legal fees associated with financing and strategic alternatives, partially offset by a decrease of $0.4 million of employee related costs attributable to fiscal 2009 restructurings, and to the company-wide 10.0% pay cut implemented in January 2009.

Interest (Expense) Income, net. Interest (expense) income, net, during the third quarter of fiscal 2009, resulted in interest expense of $0.1 million, compared with interest income of $0.2 million during the third quarter of fiscal 2008. The decrease is primarily due to our liquidation of investment securities during the first quarter of fiscal 2009, and $0.1 million of interest expense incurred during the third quarter of fiscal 2009 for discount fees incurred in connection with the MCF Financing Agreement, there were no such discount fees recorded in fiscal 2008 . Additionally, also associated with the MCF Financing Agreement, we recorded approximately $23,000 in interest associated with debt issuance costs.

Other Income (Expense), net. Other income (expense), net, resulted in other income, net of $0.1 million during the third quarter of fiscal 2009, compared with other expense, net of $0.4 million during the third quarter of fiscal 2008. The increase of $0.5 million, or 125.0% was primarily due to (i) an other-than-temporary impairment of $0.3 million associated with a decline in the fair value of our ARS recorded during the third quarter of fiscal 2008, with no such adjustment recorded during the third quarter of fiscal 2009 and (ii) a strengthening of the U.S. dollar versus the British pound and the euro, resulting in a gain in foreign currency transactions of $0.1 million for the third quarter of fiscal 2009, compared with a loss of $0.1 million for the third quarter of fiscal 2008.

The first nine months of fiscal 2009 compared with the first nine months of fiscal 2008

Net Revenue. Net revenue decreased to $83.5 million during the first nine months of fiscal 2009 from $98.8 million during the first nine months of fiscal 2008. The decrease of $15.3 million, or 15.5%, was primarily the result of anticipated lower OEM revenue from HP. The decrease related to OEM revenue was partially offset by $7.6 million in revenue from Snap Server products, which we began recognizing in the first quarter of fiscal 2009. Net revenue in all of our regions decreased during the first nine months of fiscal 2009 compared with the first nine months of fiscal 2008. International net revenue totaled 45.0% of total net revenue during the first nine months of fiscal 2009, compared with 51.3% of total net revenue for the first nine months of fiscal 2008.

Product Sales

Net product revenue from OEM customers decreased to $23.5 million in the first nine months of fiscal 2009 from $37.6 million in the first nine months of fiscal 2008. The decrease of $14.1 million, or 37.5%, was primarily a result of a $15.6 million decrease, or 38.2%, in sales to HP. Sales to HP represented approximately 30.2% of net revenue in the first nine months of fiscal 2009, compared with 41.3% of net revenue in the first nine months of fiscal 2008.

Net product revenue from Overland branded products, excluding service revenue, declined $3.9 million, or 8.5%, to $41.8 million during the first nine months of fiscal 2009 from $45.7 million during the first nine months of fiscal 2008. This decrease primarily reflects an overall decrease in sales volume for branded tape products, which fell by $9.9 million, or 29.7%. The decline in branded revenues was partially offset by $7.6 million in revenue from Snap Server products, which we began recognizing in the first quarter of fiscal 2009.

Service

Service revenue, including service revenue from SNAP Server products, increased to $17.7 million during the first nine months of fiscal 2009 from $14.9 million during the first nine months of fiscal 2008. The increase of $2.8 million, or 18.8%, was primarily due to an increase in the quantity and value of extended warranty contracts recognized during the first nine months of fiscal 2009 compared with the first nine months of fiscal 2008.

Royalty fees

Royalty revenue decreased to $0.7 million during the first nine months of fiscal 2009 from $0.8 million during the first nine months of fiscal 2008. The decrease was primarily the result of a decrease of $0.1 million in other royalty fees, while VR2® royalties remained relatively flat at $0.5 million during the first nine months of fiscal 2009 and fiscal 2008.

Gross Profit. Despite the 15.5% decline in net revenue, gross profit in the first nine months of fiscal 2009 increased to $22.8 million from $22.0 million in the first nine months of fiscal 2008. The improvement in gross margin to 27.3% for the first nine months of fiscal 2009, compared with 22.2% in the prior year period, primarily reflects our shift in focus from OEM products to branded products. Also contributing to the improved margins were Snap Server products, which we began selling in the first quarter of fiscal 2009. Improvements to the service margins also contributed to the overall increase in gross profit.

Product Sales

Gross profit on product revenue was $12.8 million for the first nine months of fiscal 2009, compared with $14.6 million for the first nine months of fiscal 2008. The decrease of $1.8 million, or 12.3%, was primarily due to the 21.6% reduction in product sales. The impact of the decline in sales was partially offset by a more favorable sales mix by channel, reflecting a reduction in net revenue from our OEM customers, which positively affected our gross profit on product revenue for the first nine months of fiscal 2009. Also contributing to the increase in gross profit was the Snap Server product revenue generated in the first nine months of fiscal 2009.

Service

Gross profit on service revenue, including service revenue from Snap Server products, increased to $9.3 million during the first nine months of fiscal 2009 from $6.6 million during the first nine months of fiscal 2008. The increase of $2.7 million, or 40.1%, in the first nine months of fiscal 2009 was due to a 43.9% increase in revenue from extended warranty contracts compared with the first nine months of fiscal 2008, while the related costs decreased slightly.

Share-Based Compensation. During the first nine months of fiscal 2009, we recorded share-based compensation expense of approximately $0.2 million, compared with $0.9 million during the first nine months of fiscal 2008.

The following table summarizes share-based compensation by income statement caption (in thousands):

	Nine months ended March 31,
	2009	2008	Change
Cost of product sales	$26	$117	$(91)
Sales and marketing	68	297	(229)
Research and development	32	133	(101)
General and administrative	80	364	(284)

	$206	$911	$(705)

Sales and Marketing Expenses. Sales and marketing expenses decreased to $22.1 million during the first nine months of fiscal 2009 from $22.5 million during the first nine months of fiscal 2008. The decrease of $0.4 million, or 1.8%, was primarily the result of cost conservation efforts resulting in (i) a decrease of $0.6 million in public relations and advertising expenses, (ii) a $0.4 million decrease in travel related expenses, and (iii) a $0.3 million decrease in expenses incurred in our Asia Pacific region. In addition, there was a $0.2 million decrease in share-based compensation expense associated with a reduction in new options issued. These decreases were partially offset by a $0.7 million increase in employee related expenses as a result of an increase in the average headcount by 16 employees in the first nine months of fiscal 2009 compared with the first nine months of fiscal 2008. The increase in headcount is attributable to (i) the increase in our sales force during the last half of fiscal 2008, (ii) the addition of a call center in the second quarter of fiscal 2008 and (iii) our acquisition of Snap Server in June 2008. The average employee headcount for the call center increased to eight employees for the first nine months of fiscal 2009 from three employees during the first nine months of fiscal 2008. In addition, severance costs associated with fiscal 2009 restructurings were $0.5 million higher than severance costs associated with fiscal 2008 restructurings.

Research and Development Expenses. Research and development expenses increased to $7.7 million during the first nine months of fiscal 2009 from $7.2 million during the first nine months of fiscal 2008. The increase of approximately $0.5 million, or 6.9%, was primarily the result of (i) an increase of approximately $1.6 million in employee related expenses associated with an increase in average headcount by 12 employees associated with our acquisition of Snap Server in June 2008, (ii) an increase of $0.5 million for contractors expense and (iii) an increase of $0.2 million in severance costs associated with fiscal 2009 restructurings. These increases were partially offset by a decrease of $1.7 million related to development expenses due to our efforts to decrease research and development costs to conserve cash for operations.

General and Administrative Expenses. General and administrative expenses increased to $8.1 million during the first nine months of fiscal 2009 from $7.6 million for the first nine months of fiscal 2008. The increase of approximately $0.5 million, or 6.6%, was primarily due to a $0.6 million increase in legal expenses associated with financing and strategic alternatives in fiscal 2009, and amortization expense of $0.5 million related to Snap Server intangible assets that we acquired in June 2008. These increases were partially offset by a decrease of $0.8 million related to employee expenses due to our efforts to decrease costs to conserve cash for operations.

Interest (Expense) Income, net. Interest (expense) income, net, during the first nine months of fiscal 2009 resulted in interest expense of $8,000, compared with interest income of $0.7 million during the first nine months of fiscal 2008. The decrease of $0.7 million is primarily due to the liquidation of investment securities during the first quarter of fiscal 2009.

Other Income (Expense), net. Other income (expense), net, during the first nine months of fiscal 2009 resulted in net expense of $0.3 million compared with $1.0 million during the first nine months of fiscal 2008. The decrease of $0.7 million is primarily due to the strengthening of the U.S. dollar versus the British pound and euro, resulting in a gain on foreign currency transactions of $1.3 million in the first nine months of fiscal 2009, compared with a loss of $0.2 million in the first nine months of fiscal 2008. The decrease was partially offset by an other-than-temporary impairment loss associated with a decline in the fair value of our ARS of $1.6 million included in the first nine months of fiscal 2009, compared with a loss of $0.8 million in the first nine months of fiscal 2008.

Liquidity and Capital Resources. At March 31, 2009, we had $3.8 million of cash, compared with $9.7 million of cash, cash equivalents and short-term investments at June 30, 2008.

In November 2008, we entered into a domestic non-OEM accounts receivable financing agreement with Marquette Commercial Finance. In March 2009, we entered into a foreign non-OEM accounts receivable financing agreement with Faunus Group International (FGI). Subsequent to the periods reported herein, in April 2009, we entered into a secured note with Anacomp, Inc. See Note 13 — Debt, to our consolidated condensed financial statements (unaudited) for a discussion of these financing arrangements under the headings “MCF Financing Agreement,” “FGI Financing Agreement” and “Anacomp Note.”

Debt consists of the following as of March 31, 2009 (in thousands):

	Principal	Accrued Interest	Total
Current:
Note payable to Adaptec, including accrued interest	$1,337	$40	$1,377
Note payable to Anacomp, including accrued interest	1,040	—	1,040
Obligation under MCF Financing Agreement	2,299	28	2,327
Long-term:
Note payable to Anacomp	1,270	—	1,270

	$5,946	$68	$6,014

The following table summarizes the contractual payout schedule for debt (in thousands):

	Adaptec	Anacomp	Marquette	Total
Remainder of fiscal 2009	$1,377	$—	$2,327	$3,704
Fiscal 2010	—	1,617	—	1,617
Fiscal 2011	—	693	—	693

	$1,377	$2,310	$2,327	$6,014

We continue to pursue additional funding, either through debt or equity financings. We currently have no additional funding commitments. Management has projected that cash on hand, along with the funding available under our non-OEM receivable financing agreements will be sufficient to allow us to continue operations at current levels through fiscal 2009. However, a decrease in eligible non-OEM receivables or a change to the historical timing of receivables could have a material adverse affect on our ability to access the necessary level of funding to continue to fund operations at current levels.

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred losses since the fourth quarter of fiscal 2005, and negative cash flows from operating activities from the fourth quarter of fiscal 2005 through the third quarter of fiscal 2009, with the exception of the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, in which we generated cash from operating activities. For the nine months ended March 31, 2009, we incurred a net loss of $15.4 million and our cash balance declined by $5.9 million compared with the cash, cash equivalents and investment balance at June 30, 2008.

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

To raise additional working capital we are pursuing bank and asset-based financing options. However, we may not be able to obtain such financing on favorable terms, or at all. We are also pursuing equity or equity-based financing, including convertible debt, which also may not be available on favorable terms or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

During the first nine months of fiscal 2009, cash used in operating activities was $7.1 million, compared with $2.6 million during the first nine months of fiscal 2008. Cash used in operating activities during the first nine months of fiscal 2009 consisted primarily of our net loss of $15.4 million (compared to a net loss of $16.0 million for the first nine months of 2008) offset by the following adjustments to reconcile net loss to cash used in operating activities.

•

$1.2 million of depreciation and amortization, compared to $3.6 million of depreciation and amortization for the first nine months of fiscal 2008. The difference is due to (i) a $7.4 million impairment related to property and equipment recognized in the fourth quarter of fiscal 2008, (ii) completion of amortization of the Okapi software acquired in June 2003 on June 30, 2008.

•

$0.2 million of share-based compensation, compared to $0.9 million of share-based compensation for the first nine months of fiscal 2008. The decrease in share-based compensation expense is primarily associated with a reduction in new options issued.

•	$1.6 million of other-than-temporary impairment on investments, compared to $0.8 million for the first nine months of fiscal 2008. Impairments in both periods were associated with our ARS.

•	$5.1 million of changes in operating assets and liabilities, compared to $8.0 million, for the first nine months of fiscal 2008. These changes consisted of the following.

•

$5.6 million decrease in accounts receivable, offset by a $3.3 million increase in accounts receivable pledged as collateral for our accounts receivable financing arrangements. The net reduction is due to lower net revenue during the first nine months of fiscal 2009.

•	$2.8 million decrease in inventories resulting from streamlining of our supply chain operations.

•	$1.2 million increase in accounts payable and accrued liabilities.

•	$1.5 million decrease in accrued payroll and employee compensation primarily for accrued vacation payouts associated with fiscal 2009 restructurings.

During the first nine months of fiscal 2009, we generated cash from investing activities of approximately $0.3 million, primarily through proceeds of $1.1 million from the liquidation of our short-term investments, net of capital expenditures. During the first nine months of fiscal 2008, we used net cash of approximately $1.0 million for the purchase of short-term investments, net of proceeds from the maturities and sales of investments. Capital expenditures during the first nine months of fiscal 2009 and fiscal 2008 totaled $0.8 million and $0.5 million, respectively. During the first nine months of fiscal 2009, capital expenditures were primarily associated with computers, software, and tooling to support manufacturing.

We generated cash from financing activities of $2.3 million during the first nine months of fiscal 2009, compared with $26,000 during the first nine months of fiscal 2008. Cash generated from financing activities for the first nine months of fiscal 2009 consisted almost entirely of $2.3 million of net proceeds received under the MCF Financing Agreement. During the first nine months of fiscal 2009 and the first nine months of fiscal 2008, proceeds from the purchase of shares of our common stock through our 2006 ESPP were $9,000 and $26,000, respectively.

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

Recent Accounting Pronouncements

See Note 14 — Recent Accounting Pronouncements, to our consolidated condensed financial statements (unaudited) for information about recent accounting pronouncements.

Item 3. — Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our results of operations, financial position or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk from changes in U.S. interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. Historically, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk. Our short-term investments classified as available-for-sale were sold in September 2008. All of our interest income is currently derived from our cash and ARS. Changes in the overall level of interest rates affect the interest income that is generated from our cash accounts and ARS. In the fourth quarter of fiscal 2008, the estimated fair value of our ARS of $3.1 million was reclassified to other assets in the accompanying consolidated condensed balance sheets. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact that sub prime mortgages have had on liquidity in the credit markets.

ARS – During the first nine months of fiscal 2009, interest income was $122,000, with ARS yielding an annual average yield of 3.3%. The interest rate level was down approximately 170 basis points from 5.0% for the first nine months of fiscal 2008. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10%, or 33 basis points, we would expect a corresponding fluctuation in our interest income from ARS of approximately $4,000 during the fourth quarter of fiscal 2009.

Cash – During the first nine months of fiscal 2009, total interest income was $45,000, with investments yielding an annual average of 1.7% on a worldwide basis. The interest rate level was down approximately 300 basis points from the 4.7% annual average yield during the first nine months of fiscal 2008. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10%, or 17 basis points, we would expect a corresponding fluctuation in our interest income from cash of approximately $2,000 during the fourth quarter of fiscal 2009.

The following table presents our cash balance and related weighted-average interest rates at the end of the third quarter of fiscal 2009 (dollars in thousands):

	March 31, 2009	WeightedAverage Interest Rate
Cash	$3,849	0.06%

The table above includes the U.S. dollar equivalent of cash denominated in foreign currencies, including $0.1 million in equivalents denominated in the euro.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our product sales in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs which are denominated in local currencies. As exchange rates vary, these results, when translated into U.S. dollars, may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first nine months of fiscal 2009 and 2008 resulted in a gain of $0.1 million and loss of $0.2 million, respectively.

Item 4. — Controls and Procedures

Not applicable

Item 4T. — Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. — Risk Factors

An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider the following risk factor sand the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2008 in evaluating an investment in our company. You should consider these matters in conjunction with the other information included or incorporated by reference in this report.

Our cash and other sources of liquidity are expected to fund our operations at current levels through fiscal 2009. We need additional funding or we will be forced to liquidate assets and/or curtail or cease operations. Any additional funding may dilute your shares. If we are unable to raise additional funds for operations, we may not be able to continue as a going concern.

Management has projected that cash on hand, along with the funding available under our non-OEM accounts receivable financing agreements will be sufficient to allow us to continue operations at current levels through fiscal 2009. However, a decrease in eligible non-OEM receivables or a change to the historical timing of receivables could have a material adverse affect on our ability to access the necessary level of funding to continue to fund operations at current levels. We will need additional funding, either through debt or equity financings, or we will be forced to extend payment terms with vendors where possible, to liquidate certain assets where possible, and/or to suspend or curtail certain of our planned operations. Any of these actions could harm our business, results of operations and future prospects.

As a result of our need for additional financing and other factors, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

To raise additional working capital we are pursuing bank or asset based financing options. However, we may not be able to obtain such financing on favorable terms, or at all. We are also pursuing equity or equity-based financing, including convertible debt, which also may not be available on favorable terms, or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

If we cease to continue as a going concern, due to lack of available capital or otherwise, you may lose your entire investment in our company.

We face risks related to the continuing economic crisis.

The continuing economic crisis in the U.S. and global financial markets, and in the U.S. and global economies, has had, and may continue to have, a material and adverse impact on our business and our financial condition. Uncertainty about current economic conditions may cause businesses to further reduce or postpone spending on IT infrastructure in response to tighter credit, negative financial news and declines in income or asset values. We believe that such reduction in or postponement of spending has had and may continue to have a material adverse effect on the demand for our products. We cannot predict the length or severity of the current economic crisis, or the timing or severity of future economic or industry downturns. In addition, our ability to access the capital markets may be severely restricted, which would restrict our flexibility to react to changing economic and business conditions. A prolonged recession or further decline in the global economy would materially adversely affect our results of operations and financial condition.

Item 5. — Other Information

On January 28, 2009, we filed a Form 8-K announcing that our board of directors appointed Eric L. Kelly as our chief executive officer and Vernon A. LoForti transitioned to the role of president. The Form 8-K announced that our compensation committee was in the process of determining the compensation packages for Mr. Kelly and Mr. LoForti. The compensation committee is continuing its work on these packages and expects them to be finalized shortly. Mr. Kelly and Mr. LoForti have been compensated since January 27, 2009 at the interim rates of $400,000 and $300,000 per year, respectively. In addition, the compensation committee determined to extend until July 27, 2009 the date by which Mr. LoForti may give notice of a condition constituting “Good Reason” under Section 5.3 of Mr. LoForti’s employment agreement associated with the change in his compensation and position.

Item 6. — Exhibits

10.1	Sale of Accounts and Security Agreement by and between the Company and Faunus Group International, Inc. dated March 18, 2009 (incorporated by reference to the Company’s Form 8-K filed March 27, 2009).

10.2	Multi-Party Agreement by and between the Company, Marquette Commercial Finance a division of Marquette Business Credit, Inc. and Faunus Group International, Inc. dated March 18, 2009.

10.3*	Separation Agreement by and between the Company and Mr. Gawarecki dated March 27, 2009 (incorporated by reference to the Company’s Form 8-K filed April 2, 2009).

10.4	Secured Promissory Note by and between the Company and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.5	Security Agreement by and between the Company and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.6	Intellectual Property Security Agreement by and between the Company and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

31.1	Certification of Eric L. Kelly, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer.

*	Management contract or compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: May 13, 2009	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of registrant)