Form 10-K
period 2009-06-28
OVERLAND STORAGE INC
filed 2009-09-09
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 26, 2008, the last business day of the registrant’s second fiscal quarter, was approximately $4,320,156 (based on the closing price reported on such date by The NASDAQ Global Market of the registrant’s Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 26, 2009, the number of outstanding shares of the registrant’s Common Stock was 12,778,050.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed in connection with registrant’s Annual Meeting of Shareholders to be held on November 17, 2009 (the “Proxy Statement”) are incorporated herein by reference into Part III of this report.

PART I

ITEM 1.	Business.

This report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include: our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs; the continued availability of our non-OEM accounts receivable financing; our ability to generate cash from operations or raise outside capital to service and repay debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; customers’, suppliers’ and creditors’ perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth in Part I, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

Overland Storage is a trusted global provider of unified data management and data protection solutions designed to enable small and medium enterprises, or SMEs, corporate departments, and small and medium businesses, or SMBs to anticipate and respond to change. Whether an organization’s data is distributed around the corner or across continents, our solutions tie it all together for easy and cost-effective management of different tiers of information over time. Overland enables companies to expend fewer resources on information technology (IT), allowing them to focus on being more responsive to the needs of their customers.

We develop and deliver a comprehensive solution set of award-winning products and services for moving and storing data throughout the organization and during the entire data lifecycle. Overland Snap Server® is a complete line of network attached storage, or NAS, solutions designed to ensure primary and secondary data is accessible and protected regardless of its location. Snap Server is available in fixed capacity or highly scalable systems. The ULTAMUS® RAID and REO SERIES® families of products provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. The NEO SERIES® and ARCvault® families of tape backup and archive systems are designed to meet the need for low-cost, reliable data storage for long-term archiving and compliance requirements.

Qur approach emphasizes long term investment protection for our customers and reduces the complexities and ongoing costs associated with storage management. Moreover, most of our products are designed with a scalable architecture which enables companies to purchase additional storage as needed, on a just-in-time basis, and make it available instantly without downtime.

End users of our products include SMEs, SMBs, distributed enterprise companies such as divisions and operating units of large multi-national corporations, governmental organizations and educational institutions. Our products are used in a broad range of industries including financial services, video surveillance, healthcare, retail, manufacturing, telecommunications, broadcasting, research and development and many others.

We sell our solutions worldwide—in the Americas, Europe, Middle East, Africa, or EMEA, and Asia Pacific, or APAC. We generate sales through:

•	the Overland branded channel, which consists of commercial distributors, direct market resellers, or DMRs, and value-added resellers, or VARs; and

•	private label arrangements with original equipment manufacturers (OEMs).

Overland was incorporated in California in 1980 as Overland Data, Inc., and changed its name to Overland Storage, Inc. in 2002. Our headquarters are located at 4820 Overland Avenue, San Diego, California 92123, and the telephone number is (858) 571-5555.

Our Direction and Strategy

Currently many companies are unable to adequately manage stored data across the extended enterprise and waste valuable time and limited resources trying unsuccessfully to tie isolated islands of data together. Without an effective alternative to traditional approaches, data cannot be conveniently shared and sufficiently protected, leaving organizations and their data at risk. We provide complete solutions that fill the gap in data management and data protection capabilities for organizations that enable easy solution deployment and management of data at every stage of its lifecycle, wherever it is located.

Our comprehensive data management and data protection solutions enable IT managers to easily manage an entire organization’s data environment with continuous data access to distributed locations, automated data movement to and from multiple locations, and reduced backup windows—resulting in improved business continuity across the organization.

Industry experts estimate that the cost of data management is four times the cost of storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives and high performance SAS (Serial Attached SCSI) drives. Overland Snap Server solutions have a feature rich, easy to use operating system coupled with customizable configurations of SATA and SAS appliances to meet the unique cost and performance needs of each customer. Snap Server appliances are ideal for deployment in tiered storage situations. IDC estimates that the total NAS market is $3.4 billion and will grow at approximately 7.6% per year. The growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server solutions lie, is estimated at 10.9% by IDC.

Our Products and Services

Our data management and data protection solutions provide SMEs, SMBs, enterprise departments and branch offices with disk-based systems for primary or nearline storage, disk backup and recovery, and software for data management and protection. For long-term storage requirements, we offer solutions for tape backup and archive.

Data Management Solutions for Tiered Storage

Overland Snap Server NAS solutions comprise a complete line of products from fixed capacity desktop systems to highly scalable systems. Snap Server solutions can serve as primary or secondary storage.

•

Fixed Capacity Solutions: The Snap Server 110, 210 and 410 are designed for easy set up and maintenance and are ideal solutions for branch and remote offices or departments that do not have dedicated IT personnel. The Snap Server 110 and 210 systems provide performance and cost effective data protection in a compact, quiet, desktop storage unit, while the Snap Server 410 provides increased performance in a 1U rack-mountable system. The Snap Server 110 is currently configured with a single SATA II drive for either: 250 gigabytes, 500 gigabytes or 1 terabyte of storage capacity. The Snap Server 210 is currently configured with two SATA II drives for a total of 500 gigabytes, 1 terabyte or 2 terabytes of storage capacity and supports RAID levels 0 and 1. The Snap Server 410 is currently configured with fixed capacities of 1, 2, or 4 terabytes and supports RAID levels 0, 1, 5, 6 and 10.

•

Scalable Solutions: The Snap Server 620 and 650 are 1U rack-mountable systems that provide high performance. They each use the scalable and flexible AMD Opteron architecture and GuardianOS® operating system. Both the Snap Server 620 and 650 can be configured with four high performance SAS drives for a current initial capacity of 1.2 terabytes or four high capacity SATA drives for a current initial capacity between 1and 4 terabytes. Each are expandable, currently up to an additional 25.2 terabytes of SAS or 84 terabytes of SATA storage. The Snap Server 620 and 650 support RAID levels 0, 1, 5, 6 and 10.

•

Additional storage capacity: The Snap S50 Expansion unit provides a cost-effective, scalable Snap Server storage platform. The storage expansion unit can be filled with up to 12 SAS or SATA drives for a customized mix of price and performance. The Snap Expansion may be used to add storage to the Snap Server 620, Snap Server 650 or other legacy Snap Server systems.

Mission Critical Data Management

Overland ULTAMUS RAID solutions provide an affordable alternative to costly storage area network, or SAN, solutions. The ULTAMUS RAID product family features cable-free design, hot swappable components, support for RAID levels 0, 1, 5, 6, 10 and 50, active/active RAID controllers, and multiple 4 gigabytes per second Fibre Channel, or FC, host connections. The ULTAMUS RAID 1200 provides the ability to use 12 SAS disk drives and/or 12 SATA disk drives within the same 2U rack-mountable enclosure for capacity expandable up to 60 terabytes. The ULTAMUS RAID 4800 excels in storage rack efficiency by offering up to 48 SATA II disk drives in its 4U rack-mountable enclosure that can scale up to 96 terabytes using an additional 4U expansion chassis.

Virtual Data Protection and Capacity Management

Overland’s REO SERIES of solutions can be configured as virtual tape libraries, or VTLs, standalone virtual tape drives, and/or disk volumes, or LUNs. Powered by Overland’s REO Protection OS® software, REO systems include a unique feature known as Dynamic Virtual Tape which provides more efficient and cost-effective disk storage than other competitive products on the market. REO solutions are compatible with all popular open systems or Windows-based backup software, physical tape drives or tape libraries and connect easily to iSCSI Ethernet or FC networks for seamless integration into existing backup environments. The REO family of products currently includes the REO Business Continuity Appliance (BCA) and six other models that offer storage capacity up to 72 terabytes. Most REO products have available hardware compression for 2:1 storage capacity utilization.

Data Management Software

The entire family of Overland Snap Server solutions uses the GuardianOS® operating system. GuardianOS was designed to deliver simplified data management and consolidation throughout distributed IT environments. Combining cross-platform file sharing with block-level data access on a single device, GuardianOS provides a flexible solution for storage infrastructures. In addition to an unified storage architecture, GuardianOS offers scalability through features such as instant capacity expansion, or ICE, centralized storage management, and a comprehensive suite of data protection tools. The flexibility and scalability of GuardianOS reduce the total cost of ownership of storage infrastructures.

The Snap Enterprise Data Replicator®, or Snap EDR, and snapshot software provide replication and data protection capabilities throughout the entire line of Snap Server solutions. Administrators can remotely move files among Snap Server devices and migrate data from remote offices to a central Snap Server. Data on a central Snap Server can be protected with established backup and restore procedures and/or automatically distributed from the central location to multiple remote offices. Snap EDR and snapshot software enable an administrator to implement enterprise-wide data movement, backup, disaster recovery and compliance operations from a single location.

Data Protection Software

Overland REO Protection OS software delivers virtualization, data protection, data management and connectivity features to REO systems. With REO Protection OS, our customers can implement REO appliances in a wide variety of storage and backup environments. REO Protection OS is compatible with most popular server operating systems, backup software solutions and iSCSI and FC networks.

The REO Multi-Site PAC software adds more advanced backup and recovery capabilities to existing REO systems, including mirroring and data consolidation. This software is designed to protect remote data by facilitating the transfer of data in virtual tape format from a remote REO to a central REO for management and physical tape storage. After it receives the data, the backup software can move it from the central REO to a physical tape device for long-term archiving via secure disk-to-disk-to-tape tiered storage.

Long Term Backup and Archive Solutions

Mid-sized companies are subject to the same compliance regulations and disaster recovery requirements as larger enterprises but often lack the IT budget necessary for traditional large enterprise solutions. Overland provides a complete range of high performance, flexible tape-based solutions for long-term storage and disaster recovery. Combined with Snap Servers and REO systems, Overland NEO and ARCvault libraries create a complete disk-to-disk-to-tape solution with a variety of storage capacity options. The NEO tape solutions can accommodate up to 24 tape drives and 1,000 cartridges for maximum efficiency and data protection. The ARCvault family of tape automation solutions is designed for companies that require high capacity backup and archive requirements, but may not need the performance, features and flexibility found in the NEO series.

Customers

Our solution-focused product offerings are designed specifically for SMEs, corporate departments, and SMBs. We sell all our products on an indirect basis, primarily through three channels:

•	distributors,

•	resellers, and

•	OEMs.

All of our products are designed and manufactured to meet OEM-level requirements and reliability standards regardless of the actual sales channel. The following provides additional detail on our channels:

•

Distribution channel—Our primary distribution partners in North America include Synnex Corporation, Tech Data and Ingram Micro. We have approximately 19 distribution partners throughout Europe and Asia. Typically, distributors sell Overland products to VARs and DMRs, who in turn sell to end users. We support these distributors through our dedicated field sales force and field engineers. Ingram Micro accounted for 11.0%, 10.8% and 6.1% of our sales in fiscal 2009, 2008 and 2007. No other distributor accounted for more than 10.0% of net revenue for all periods presented.

•

Reseller channel—Our reseller channel includes systems integrators, VARs and DMRs. Some of these resellers specialize in particular industries and offer a variety of value-added services relating to the industry. Our resellers frequently package our products as part of a complete data processing system or with other storage devices to deliver a complete storage subsystem. Our resellers sometimes recommend our products as replacement solutions when backup systems are upgraded or bundle Overland’s products with storage management software specific to the end user’s system. We support the reseller channel through our dedicated field sales representatives, field engineers and technical support organizations.

•

OEM channel—Historically, we have had a significant OEM supply agreement with Hewlett Packard Company, or HP, which incorporates our NEO products into its previous generation tape backup offerings. Although we believe that sales to HP will continue to decline due to their selection of an alternate supplier for its current generation tape backup offerings, we recently extended our supply agreement with HP until July 2012 with automatic renewals for three successive one-year periods unless terminated earlier. As is customary in the industry, our OEM contract with HP does not require HP to purchase minimum quantities of our products. HP accounted for 29.7%, 35.2% and 45.8% of sales in fiscal 2009, 2008 and 2007. No other OEM accounted for more than 10.0% of net revenue for all periods presented.

We divide our worldwide sales into three geographical regions:

•	the Americas, consisting of North America and South America,

•	EMEA, consisting of Europe, the Middle East and Asia, and

•	APAC, consisting of Asia Pacific countries.

We support our customers in the Americas primarily from our San Diego, California and Milpitas, California locations. We support our EMEA customers through our wholly-owned subsidiaries located in Wokingham, England; Paris, France; and Munich, Germany. Each of these subsidiaries provides sales and technical support. The subsidiary in England also provides repair services. We support our APAC customers from Singapore and South Korea. We grant our international distributors the nonexclusive right to sell our products in a country or group of countries. In addition, many of our domestic customers ship products to their overseas customers.

Sales to customers outside of the United States represent a significant portion of our sales. International sales are subject to various risks and uncertainties. See “Our International operations are important to our business and involve unique risks” in Risk Factors, below. Sales generated by our European channel generally show seasonal slowing during our first fiscal quarter (July through September), reflecting the summer holiday period in Europe.

The following table sets forth foreign revenue by geographic area (in thousands):

	Fiscal Year
	2009	2008	2007
Foreign revenue:
United Kingdom	$16,249	$23,614	$40,925
Europe (other than United Kingdom)	7,757	11,305	13,051
France	6,624	6,783	7,367
Singapore	5,517	9,489	15,247
Netherlands	5,477	6,387	5,195
Other foreign revenue	5,744	7,761	10,678

	$47,368	$65,339	$92,463

Foreign revenue as a percentage of net revenue	44.8%	51.2%	57.6%

We provide a full range of marketing materials for branded products, including product specification literature and application notes. We also offer lead generation opportunities and market development funds to key channel partners. Our sales management and engineering personnel provide support to the channel partners and visit potential customer sites to demonstrate the technical advantages of its products. We maintain press relations in the U.S. and Europe, and we participate in national and regional trade shows worldwide.

Customer Service and Support

Customer service and support are key elements of our company strategy. Our technical support staff is trained to assist our customers with deployment and compatibility for any combination of hardware platforms; operating systems and backup; data interchange and storage management software. Our application engineers assist with more complex customer issues. We maintain toll-free service and support lines and we also provide service and support through our website and by facsimile and email.

For most products, we offer a return-to-factory warranty in which customers send the malfunctioning unit or part to a service depot and we send a replacement unit or part. For selected products, we augment the return-to-factory warranty with a program called XchangeNOW® which provides a replacement unit or part in advance of the return of the malfunctioning unit or part. The following details the warranties we currently offer on our major products:

•	Three-year advance replacement XchangeNOW limited warranty on our ULTAMUS RAID, REO SERIES, PowerLoader® and LoaderXpress® products.

•	Two-year return-to-factory limited warranty on our Snap Server products.

•	One-year advance replacement XchangeNOW limited warranty on our ARCvault 12 and 24 products and our REO Series BCA products.

•	One-year on-site service limited warranty on our NEO SERIES and ARCvault 48 products, for which we contract with third-party service providers.

In May 2007, we reduced the warranty length for NEO SERIES products from three years to one year. The second and third year of warranty for those NEO SERIES products shipped prior to May 2007 will continue to be serviced under the three year advance replacement return-to-factory warranty through no later than the fourth quarter of fiscal 2010. As of the end of third quarter of fiscal 2007, our ARCvault product family replaced our PowerLoader and LoaderXpress products. We will continue to service our PowerLoader and LoaderXpress products under the three-year advance replacement return-to-factory warranty, but not later than the third quarter of fiscal 2010. In April 2009, we reduced the warranty length for Snap Server products from three years to two years. The third year of warranty for Snap Server products shipped prior to April 2009 will continue to be serviced under the return-to-factory process through no later than the fourth quarter of fiscal 2012.

Research and Development

We incurred company-sponsored research and development costs of $9.3 million, $9.3 million and $15.0 million in fiscal 2009, 2008 and 2007, representing 8.8%, 7.3% and 9.4% of net revenue, respectively. In fiscal 2009, we launched the NEO E-Series line of scalable, automated tape libraries with embedded functionality. In fiscal 2009, we continued development of a common platform for our entire range of disk product lines. These offerings are expected to become market ready beginning in the second quarter of fiscal 2010. We are currently developing various software enhancements to our existing product lines which are expected to be incorporated in our products during fiscal 2010. On July 7, 2009, we launched our new REO BCA product. The REO BCA provides enterprise-level backup, replication and recovery functionality to SMEs.

Manufacturing and Suppliers

We perform product assembly, integration and testing at our integrated factory in San Diego, California. We purchase tape drives, printed circuit boards, integrated circuits, and all other major components from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components, which meet technical specifications and volume requirements. We actively monitor these suppliers but we are subject to substantial risks associated with the performance of our suppliers. For certain components, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier. See “If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations” in Risk Factors, below.

In general, we do not assemble a branded product until an order is received. The typical lead time for assembling and testing products is three days and backlog usually is not a significant factor to our business. We had $0.2 million and $1.0 million of firm backlog orders at June 30, 2009 and 2008, respectively. Our largest OEM customer, HP, provides weekly forecast information that allows us to manage both raw material and finished goods inventories.

We occupied our current headquarters and manufacturing buildings in March 2002. The buildings are subject to a 12-year lease with one five-year extension option. Currently we have the capacity to support unit production levels several times greater than the current rate of production. In order to accommodate normal business fluctuations and control staffing levels carefully to meet customer requirements at any time, we augment our direct labor force by employing temporary staff from time to time.

Competition

The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations that have substantially greater financial, R&D and marketing resources. In the tape automation market, we believe our primary competitors are Quantum Corporation and IBM, as well as Sun StorageTek for larger scale libraries. Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high.

Our primary disk-based platform competitors are EMC, NetApp, HP, IBM, and Dell. Key competitive factors in these markets include performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements and total value of ownership. Barriers to entry for disk-based backup products are low.

The markets for all of our products are characterized by significant price competition and we anticipate that our products will continue to face price pressure.

Proprietary Rights

General—We presently hold 29 United States patents and we have nine United States patents pending. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. These rights, however, may not prevent competitors from developing products substantially equivalent or superior to our products. In addition, our present and future patents may be challenged, invalidated or circumvented, reducing or eliminating our proprietary protection. We continue to be diligent about maintaining our patent portfolio and monitoring potential infringement of our patents.

VR2 Technology—We have entered into various intellectual property licensing agreements relating to our VR2 technology. These agreements require the payment of royalty fees based on sales by licensees of products containing VR2. In certain instances, we sell to the licensee ASIC chips embodying VR2 technology for a price that includes the cost of the chip plus an embedded royalty fee.

Employees

As of June 30, 2009, we had 226 full-time employees and 3 part-time employees, including 85 in sales and marketing, 32 in research and development, 76 in manufacturing and operations and 36 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the employees and we believe that our relationship with our employees is good.

Financial Information about Segments and Geographic Areas

We operate our business in one reportable segment. For information about our revenues from external customers, measures of profits and losses, and total assets, and our revenues from external customers and long-lived assets broken down by geographic area, see Note 1 (Operations and Summary of Significant Accounting Policies—“Segment Data” and “Information about Geographic Areas”) to our consolidated financial statements.

Additional Information

Our website is www.overlandstorage.com. On our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The contents of our website are not a part of this report.

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

Our cash and other sources of liquidity may not be adequate to fund our operations for the next twelve months. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

Management has projected that cash on hand and funding available under our non-OEM accounts receivable financing agreements will be sufficient to allow us to continue operations at current levels for the next twelve months and beyond. However, a shortfall from projected sales levels and a consequential decrease in eligible non-OEM receivables or a change to the historical timing of receivables could have a material adverse affect on our ability to access the necessary level of funding to continue operations at current levels. In the event our access to receivables financing decreases, we may be forced to further extend payment terms with suppliers where possible, to liquidate certain assets where possible, and/or to suspend or curtail certain planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We intend to seek debt, equity or equity-based financing (such as convertible debt) when market conditions permit. Such financing may not be available on favorable terms, or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

We urge you to review the additional information about our liquidity and capital resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report. If we cease to continue as a going concern due to lack of available capital or otherwise, you may lose your entire investment in our company.

We have a history of net losses. We expect to continue to incur net losses for some time and we may not achieve or maintain profitability.

We have incurred significant operating losses in our last three fiscal years and we anticipate continued losses during fiscal 2010. As of June 30, 2009 we had an accumulated deficit of $69.0 million. To return to profitability we will need to maintain or increase revenue, increase gross profit margins and improve the operating model.

Our financial condition and the “going concern” opinion from our independent registered public accounting firm may negatively impact our business.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Such report, and our financial condition and history of net losses, could cause current or potential customers to defer new orders with us or to select other suppliers, and may cause suppliers to require terms that are unfavorable to us.

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of or deterioration in our relationship with one or more of our distributors or resellers could negatively affect our operating results.

We sell all of our branded products through our network of distributors, VARs and DMRs, who in turn sell our products to end users. Our largest distributor, Ingram Micro, accounted for 11.0%, 10.8% and 6.1% of sales in fiscal 2009, 2008 and 2007, respectively. The long-term success of any of our distributors or resellers is difficult to predict, and we have no purchase commitments or long-term orders from our any of them to assure us of any baseline sales through these channels. Most of our distributors and resellers also carry competing product lines that they may promote over our products. A distributor or reseller might not continue to purchase our products or market them effectively, and each determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Our operating results could be adversely affected by a number of factors, including:

•	A change in competitive strategy that adversely affects a distributor’s or reseller’s willingness or ability to stock and distribute our products.

•	The reduction, delay or cancellation of orders or the return of a significant amount of product.

•	The loss of one or more of our distributors or resellers.

•	Any financial difficulties of our distributors or resellers that result in their inability to pay amounts owed to us.

If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.

Our products have a large number of components and subassemblies produced by outside suppliers. We depend greatly on these suppliers for items that are essential to the manufacture of our products, including tape drives, printed circuit boards and integrated circuits. We work closely with our regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet both our technical specifications and volume requirements. For certain items, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier on the basis of price. From time to time in the past, we have been unable to obtain as many drives as we have needed due to drive shortages or quality issues from certain of our suppliers. If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.

Our success depends on our ability to anticipate rapid technological changes and develop new and enhanced products.

As an advanced technology company, we are subject to numerous risks and uncertainties characterized by rapid technological change and intense competition. Our future success will depend on our ability to anticipate changes in technology, and to develop, introduce, manufacture and achieve market acceptance of new and enhanced products on a timely and cost-effective basis.

Development schedules for high technology products are inherently uncertain. We may not meet our product development schedules, and development costs could exceed budgeted amounts. Our business, results of operation, financial position and liquidity may be materially and adversely affected if the products or product enhancements that we develop are delayed or not delivered due to developmental problems, quality issues or component shortage problems, or if our products or product enhancements do not achieve market acceptance or are unreliable. We or our competitors will continue to introduce products embodying new technologies, such as new sequential or random access mass storage devices. In addition, new industry standards may emerge. Such events could render our existing products obsolete or not marketable, which would have a material adverse effect on our business, results of operation, financial position and liquidity.

Our disk-based products involve many significant risks and may fail to achieve or maintain market acceptance.

The success of our REO, ULTAMUS RAID and Snap Server family disk-based products is uncertain and subject to significant risks that could have a material adverse effect on our business, results of operation, financial position and liquidity. We must commit significant resources to sustain these products and will continuously need to update and upgrade them to stay competitive. Any delay in the commercial release of new or enhanced disk-based products could result in a significant loss of potential revenue and may adversely impact the market price of our common stock. Furthermore, if our disk-based products do not achieve market acceptance or success, then the association of our brand name with these products may adversely affect our reputation and sales of other products, diluting the value of our brand name.

Our business has been highly dependent on sales to large OEM customers, and we are currently in a transition with our largest OEM customer.

HP has historically been our largest customer, accounting for 29.7%, 35.2% and 45.8% of sales in fiscal 2009, 2008 and 2007, respectively. Ingram Micro, a distribution customer, accounted for 11.0%, 10.8% and 6.1% of sales in fiscal 2009, 2008 and 2007, respectively. No other customer accounted for more than 10.0% of sales in any year during the three-year period ended June 30, 2009.

In August 2005, HP notified us that it had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006, which decreased our sales to HP. However, in mid-2007, HP re-launched its tape automation products supplied by us with support for HP’s new LTO-4 tape drives, which slowed the rate of replacement of our supplied products by the alternate supplier’s product. Although we believe that our sales to HP will continue to decline, we recently extended our supply agreement with HP until July 2012 with automatic renewals for three consecutive one-year periods unless earlier terminated. We cannot predict the rate at which our sales to HP will decline. If they fall short of their forecast it may have a significant impact to revenue during fiscal 2010. Neither HP nor any other customer is obligated to purchase a specific amount of our products or provide binding forecasts of purchases for any period.

We face intense competition and price pressure, and many of our competitors have substantially greater resources than we do.

The worldwide storage market is intensely competitive. A number of manufacturers of tape and disk-based storage solutions compete for a limited number of customers. In addition, barriers to entry are relatively low in these markets. Some of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products. Ongoing pricing pressure could result in significant price erosion, reduced profit margins and loss of market share, any of which could have a material adverse effect on our business, results of operation, financial position and liquidity.

Our business is highly dependent on the continued market acceptance and usage of tape-based systems for data backup and recovery.

We have historically derived a majority of our revenue from products that use magnetic tape drives for backup and recovery of digital data. Our tape-based storage solutions now compete directly with other storage technologies, such as hard disk drives, and may face competition in the future from other emerging technologies. The prices of hard disk drives continue to decrease as their capacity and performance increase. We expect our tape-based products to face increased competition from these alternative technologies and come under increasing price pressure. If our strategy to compete in disk-based markets does not succeed, it could have a material adverse effect on our business, results of operation, financial position and liquidity.

If our revenue base continues to decline, we may choose to discontinue or exit some or a substantial portion of our current operations.

Our management team continually reviews and evaluates our product portfolio, operating structure and markets to assess the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing product offering are greater than the potential contribution margin that we would realize. As a result, we may determine that it is in our interest to exit or divest one or more existing product offerings, which could result in costs incurred for exit or disposal activities and/or impairments of long-lived assets. Moreover, if we do not identify other opportunities to replace discontinued products or operations, our revenues would decline, which could lead to further net losses and cause our stock price to decline.

We could incur charges for excess and obsolete inventory.

The value of our inventory may be adversely affected by factors that affect our ability to sell the products in our inventory. Such factors include changes in technology, introductions of new products by us or our competitors, the current or future economic downturn, or other actions by our competitors. If we do not effectively forecast and manage our inventory, we may need to write off inventory as excess or obsolete, which adversely affects cost of sales and gross profit. We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product that we or our competitors introduce. We have established reserves for slow moving or obsolete inventory. These reserves, however, may prove to be inadequate, which would result in additional charges for excess or obsolete inventory.

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

We have experienced significant changes in our senior management. In January 2009, our Board of Directors appointed Eric L. Kelly, who has served on our Board of Director since November 13, 2007, as our

Chief Executive Officer. Vernon A. LoForti who had served as our Chief Executive Officer and President since August 2007, transitioned to the role of President and resigned from our Board of Directors. In March 2009, W. Michael Gawarecki resigned as our Vice President of Operations. In July 2009, we appointed Jillian Mansolf as Vice President, Worldwide Sales and Marketing and Ravi Pendekanti became Vice President of Business Development and Solutions. These changes may be a distraction to other senior management, business operations, commercial partners and customers. Additionally, we have experienced a prolonged period of operating losses and declines in our stock price and cash position, which have affected and may continue to affect employee morale and retention. We reduced our workforce by 13.0% worldwide in August 2008, by 3.4% in December 2008, by 17.0% in January 2009, and by 11.1% in March 2009. In addition, we enacted a temporary 10.0% salary reduction for all employees in January 2009. Additional turnover, particularly among senior management, may also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. We cannot guarantee that we will successfully attract or retain the management we need, or be able to maintain an optimal workforce size. Any inability to attract, retain or motivate such personnel or to address manpower constraints could materially adversely affect our results of operations, financial position or cash flows. We do not currently maintain any key-man insurance for any of our employees.

We face risks related to the continuing economic downturn.

The continuing economic downturn in the U.S. and global financial markets, and in the U.S. and global economies, has had, and may continue to have, a material and adverse impact on our business and our financial condition. Businesses may further reduce or postpone spending on IT infrastructure in response to tighter credit, negative financial news and declines in income or asset values. We believe that such reduction in or postponement of spending has had and may continue to have a material adverse effect on the demand for our products. We cannot predict the length or severity of the current economic downturn, or the timing or severity of future economic or industry downturns. The continuing uncertainty in the capital markets may also severely restrict our ability to access the capital markets, which would limit our ability to react to changing economic and business conditions. A prolonged recession or further decline in the global economy would materially adversely affect our results of operations, financial position or cash flows.

Our financial results may fluctuate substantially for many reasons, and past results should not be relied on as indications of future performance.

The markets that we serve are volatile and subject to market shifts that we may be unable to anticipate. A slowdown in the demand for workstations, mid-range computer systems, networks and servers could have a significant adverse effect on the demand for our products in any given period. In the past, we have experienced delays in the receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. Our customers may cancel or delay purchase orders for a variety of reasons, including the rescheduling of new product introductions, changes in their inventory practices or forecasted demand, general economic conditions affecting our customers’ markets, changes in our pricing or the pricing of our competitors, new product announcements by us or others, quality or reliability problems related to our products or selection of competitive products as alternate sources of supply. In particular, our ability to forecast sales to distributors, integrators and VARs is especially limited because these customers typically provide us with relatively short order lead times or are permitted to change orders on short notice. Because a large portion of our sales is generated by our European channel, our first fiscal quarter (July through September) results of operations are often impacted by seasonally slow European orders, reflecting the summer holiday period in Europe. None of our customers is obligated to purchase a specific amount of our products.

Our financial results have fluctuated and will continue to fluctuate quarterly and annually based on many other factors:

•	Changes in customer mix (e.g., OEM vs. branded).

•	Changes in product mix.

•	Fluctuations in average selling prices.

•	Currency exchange fluctuations.

•	Increases in costs and expenses associated with the introduction of new products.

•	Increases in the cost of or limitations on the availability of materials.

We therefore believe that our revenue and operating results will continue to fluctuate, and that period-to-period comparisons are not necessarily meaningful and should not be relied on as indications of future performance. Our revenue and operating results may fail to meet the expectations of public market analysts or investors, which could have a material adverse effect on the price of our common stock. In addition, portions of our expenses are fixed and difficult to reduce if revenue does not meet our expectations. These fixed expenses magnify the adverse effect of any revenue shortfall.

We recorded an impairment charge to reduce the carrying value of our auction rate securities (ARS) and we may incur additional impairment charges with respect to auction rate securities in the future.

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction rate securities that we classify as other assets on our balance sheet. As of June 30, 2009, our other assets included $1.7 million of ARS instruments with a par value of $5.0 million. These securities are collateralized by corporate debt obligations. Due to the failed auctions for these ARS since July 2007, we recorded other-than-temporary impairment charges of $1.9 million in fiscal 2008 and $1.6 million through the first three quarters of fiscal 2009. As of June 30, 2009, we estimated the fair value of our ARS at $1.7 million and recognized an unrealized gain, as a separate component of shareholders’ (deficit) equity, of $0.2 million, pre-tax, during the fourth quarter of fiscal 2009 on these investments. An auction failure means that the parties wishing to sell their securities could not do so. We may nonetheless attempt to liquidate these securities to meet cash needs. If we liquidate our ARS or we determine that one or more of the assumptions used in estimating the fair value of our ARS needs to be revised, we may be required to record additional impairments in future periods. You should review the additional information about our liquidity and capital resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report.

We plan to replace our Enterprise Resource Planning (ERP) System within the next several years. This will be expensive and may be disruptive to our business.

Our ERP system is 12 years old, and we plan to replace it within the next several years. Transitioning to a new ERP system will be expensive and time consuming, and our business and results of operations may be materially and adversely affected if problems occur during the transition. In addition, we have modified our current ERP system significantly during its term of use and it is possible that we will experience a significant system failure before we replace it. Any such failure may materially and adversely affect our business, liquidity, results of operation and financial position.

Our international operations are important to our business and involve unique risks.

Sales to customers outside of the United States represent a significant portion of our sales and we expect them to continue to do so. Sales to customers outside the United States are subject to various risks, including:

•	The imposition of governmental controls mandating compliance with various foreign and U.S. export laws.

•	Currency exchange fluctuations.

•	Weak economic conditions in foreign markets.

•	Political and economic instability.

•	Trade restrictions, tariffs and taxes.

•	Longer payment cycles typically associated with international sales.

•	Difficulties in staffing and managing international operations.

Furthermore, we may be unable to comply with changes in foreign standards in the future, which could have a material adverse effect on our business, results of operation, financial position and liquidity.

We are subject to exchange rate risk in connection with our international operations.

We do not currently engage in foreign currency hedging activities and therefore we are exposed to some level of currency risk. While essentially all of our sales in international markets are denominated in U.S. dollars, our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation. Exchange rate transactions resulted in a net gain of $0.9 million during fiscal 2009.

Our ability to compete depends in part on our ability to protect our intellectual property rights.

We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws to protect our intellectual property rights. However, these rights may not prevent competitors from developing products that are substantially equivalent or superior to our products. To the extent we have or obtain patents, such patents may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or declared unenforceable. In addition, our current or future patent applications may not result in the issuance of patents in the United States or foreign countries. The laws of certain foreign countries may not protect our intellectual property to the same extent as U.S. laws. Furthermore, competitors may independently develop similar products, duplicate our products or, if patents are issued to us, design around these patents.

In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. Such enforcement efforts could be expensive and divert management’s time and attention from other business concerns. The patent position of information technology firms in particular is highly uncertain, involves complex legal and factual questions, and continues to be the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under information technology patents.

Our success depends partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.

We may at any time be sued for infringing the patent rights or misappropriating the proprietary rights of others. Intellectual property litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our business, liquidity, results of operations and financial position. In addition, litigation diverts management’s time, attention and resources away from other aspects of our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we supply infringing products to third parties, or if we license third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such licenses may not be available to us on acceptable terms, or at all. Some licenses may be non-exclusive, which would give our competitors access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market some of our products, which could have a material adverse effect on our business, liquidity, results of operations and financial position.

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

The market price of our common stock is volatile.

The market price of our common stock has experienced significant fluctuations since it commenced trading in February 1997, and may continue to fluctuate significantly in the future. Many factors could cause the market price of our common stock to fluctuate, including:

•	Our ability to meet our working capital needs.

•	Announcements concerning us, our competitors, our customers or our industry.

•	Changes in earnings estimates by analysts.

•	Purchasing decisions of HP and other significant customers.

•	Quarterly variations in operating results.

•	The introduction of new technologies or products by us or our competitors.

•	Changes in product pricing policies by us or our competitors.

•	The terms of any financing arrangements we enter into.

•	Changes in general economic conditions.

In addition, stock markets generally have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

We may not be able to meet the continued listing requirements for the NASDAQ Stock Market. We may effect a reverse stock split in order to meet one NASDAQ continued listing requirement but we may still not comply with other continued listing requirements. If our common stock is delisted from the NASDAQ Stock Market, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

Our common stock is currently listed on the NASDAQ Global Market. The NASDAQ Global Market has three alternative sets of continued listing standards—the equity standard, the market value standard and the total assets/total revenues standard. A listed company must meet at least one of the alternative listing standards to remain listed. On October 1, 2008, we received a NASDAQ Staff Determination letter notifying us that we were not in compliance with the requirement that our common stock maintain a minimum bid price of $1.00 per share. The minimum bid price requirement applies to each of the three continued listing standards. At that time, we complied with the requirements of the equity standard, except for minimum bid price. Shortly after we received the October 1, 2008 notice, NASDAQ suspended the minimum bid price requirement and that suspension remained in effect until July 31, 2009. NASDAQ also suspended the requirements related to market value of publicly held shares, which apply to the equity standard and the assets/total revenue standard, and the suspension for these requirements also remained in effect until July 31, 2009. As a result of the suspension of the market value of publicly held shares requirements, we came into compliance with the assets/total revenues standard in addition to the equity standard. Following the filing of our Form 10-Q for the quarter ended December 31, 2008, we no longer complied with the equity standard, which requires reported shareholders’ equity to be at least $10 million, but we continued to comply with the total assets/total revenues standard.

Because the suspensions of the minimum bid price and market value of publicly held shares standard have expired, we no longer satisfy the requirements of any of the alternative sets of continued listing standards. We have until January 15, 2010 to comply with the $1.00 per share minimum bid price requirement. To remain listed, our common stock must have a closing bid price of at least $1.00 per share for ten consecutive business days prior to January 15, 2010. At our Annual Meeting of Shareholders on December 9, 2008, our shareholders approved an amendment to our Articles of Incorporation to effect a reverse stock split in a specific ratio ranging from one-for-two to one-for-ten, to be determined by our board of directors and effected, it at all, by December 9, 2009. If our stock does not have a minimum bid price of at least $1.00 for ten consecutive business days prior to December 9, 2009, we intend to effect a reverse stock split in a ratio we believe will be sufficient to cause our stock price to exceed $1.00 per share. We cannot predict with certainty what effect a reverse stock split will have on the market price of our common stock, particularly over the longer term. Some investors may view a reverse stock split negatively, which could result in a decrease in the market capitalization of our company. If a reverse stock split is implemented, some shareholders currently holding round lots of one hundred shares may as a result own an odd lot of less than one hundred shares. The sale of an odd lot may result in incrementally higher trading costs through certain brokers.

We have until September 14, 2009 to satisfy the requirement under the total assets/total revenue standard that the market value of our publicly held shares be at least $15 million. We do not currently satisfy either the equity standard or the market value standard. Based on our current number of outstanding shares (without giving effect to any reverse stock split we may implement), our common stock will need to have a closing inside bid price of at least $1.23 per share on at least one trading day before September 15, 2009 in order for us to avoid receiving a NASDAQ Staff Determination letter noting the deficiency. If we receive such a letter, we will have a 90 calendar day period to demonstrate compliance by showing a market value of publicly held shares of at least $15 million for at least ten consecutive business days. If we cannot achieve compliance by that date, we may transfer our listing to the NASDAQ Capital Market if we meet the requirements for continued listing on the NASDAQ Capital Market at the date of transfer. Those requirements include a minimum bid price of $1.00 and one of the following: shareholders’ equity of at least $2.5 million, market value of listed securities of at least $35 million or net income from continuing operations of $500,000 in our most recently completed fiscal year or in two of the three most recently completed fiscal years. We do not currently satisfy these requirements. If we do not achieve compliance with the minimum market value of publicly held shares and we cannot transfer our listing to the NASDAQ Capital Market, the NASDAQ Staff would be required to issue us a delisting notice. We would have the opportunity to appeal a delisting notice to a NASDAQ Hearings Panel, which would delay any delisting until at least the date of the hearing. The NASDAQ Hearings Panel has discretion to grant an exception for up to 180 days after the initial delisting determination but it is not required to do so and may order a lesser exception period or order an immediate delisting.

NASDAQ has proposed to amend its rules concerning procedures followed when a listed company falls below certain listing requirements. These amendments, if adopted, would extend the compliance period for a deficiency in market value of publicly held shares from 90 days to 180 days. There can be no assurance that these amendments will be adopted as proposed or adopted at all. We may also fail to satisfy other NASDAQ continued listing requirements in the future.

Any delisting of our common stock by NASDAQ could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of the common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our stock at all.

Item 1B.	Unresolved Staff Comments.

We have no unresolved comments from the SEC.

Item 2.	Properties.

We own no real property. We currently lease all facilities used in our business. Our headquarters are located in San Diego, California in a two-building light industrial complex comprising 160,000 square feet. The lease expires in February 2014 and can be renewed for one additional five-year period. This San Diego facility houses manufacturing, research and development, sales and marketing, and administrative functions.

As part of the Snap Server asset acquisition, we have subleased 28,000 square feet in Milpitas, California, from Adaptec, Inc. The sublease expires in May 2010. The Milpitas facility houses research and development, sales and marketing, and administrative functions.

We lease a 17,000 square foot facility located in Wokingham, England, which houses sales, technical support and repair services. The lease expires in January 2018. We also maintain small sales offices located close to Paris, France; Munich, Germany; and in Singapore. During fiscal 2009, as part of our restructuring plan, we closed our sales offices in China and Korea, and our engineering office in Denver, Colorado.

Item 3.	Legal Proceedings.

We are from time to time involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. We do not believe any such legal proceedings or claims will have, individually or in the aggregate, a material adverse effect on our results of operations, financial position or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on The NASDAQ Global Market under the symbol “OVRL.” As of August 26, 2009, there were approximately 69 shareholders of record. We have not paid any cash dividends on our common stock for our two most recent fiscal years and do not anticipate paying any cash dividends in the foreseeable future. The high and low sales prices of our common stock from July 2, 2007 through June 28, 2009 were as follows:

	Sales Prices
	High	Low
Fiscal Year 2009:
Fourth quarter	$0.85	$0.24
Third quarter	0.55	0.20
Second quarter	0.63	0.14
First quarter	1.25	0.60

Fiscal Year 2008:
Fourth quarter	$1.40	$0.93
Third quarter	1.91	1.02
Second quarter	2.88	1.41
First quarter	2.63	1.60

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Item 6.	Selected Financial Data.

The following selected financial data has been derived from our audited consolidated financial statements and related notes. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes appearing elsewhere in this report.

The consolidated statement of operations data for the years ended June 30, 2009, 2008 and 2007, and the consolidated balance sheet data at June 30, 2009 and 2008, are derived from our audited consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended June 30, 2006 and 2005, and the consolidated balance sheet data at June 30, 2007, 2006 and 2005, are derived from our audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

The following table summarizes selected financial data (in thousands, except per share amounts):

	Fiscal Year
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Net revenue	$105,621	$127,700	$160,443	$209,038	$235,687
Gross profit	29,168	28,056	24,343	46,446	60,917
(Loss) income from operations	(16,844)	(30,458)	(44,845)	(25,931)	3,524
(Loss) income before income taxes	(17,998)	(31,627)	(43,836)	(23,311)	5,068
Net (loss) income	(18,028)	(32,025)	(44,111)	(19,486)	4,578
Net (loss) income per share (1):
Basic	$(1.41)	$(2.51)	$(3.45)	$(1.42)	$0.33
Diluted	$(1.41)	$(2.51)	$(3.45)	$(1.42)	$0.32

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,456	$9,651	$22,825	$62,512	$76,887
Working capital	(2,624)	12,585	39,566	76,381	110,363
Total assets	47,052	62,590	88,053	144,769	164,554
Debt	7,718	1,432	—	—	—
Shareholders’ (deficit) equity	(115)	18,183	49,110	95,438	121,494

(1)	See Note 1 to our consolidated financial statements for an explanation of shares used in computing net (loss) income per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. We urge you to carefully review our description and examples of forward-looking statements included in Part I, Item 1 of this report. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements, we urge you to specifically consider various factors identified in this report, including the matters set forth above in Part I, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.

We are an innovative provider of smart, affordable data protection appliances that help mid-range businesses and distributed enterprises ensure their business-critical data is “constantly protected, readily available and always there.” Our award winning products include the following:

•	The Snap Server® network attached storage solutions.

•	The ULTAMUS® RAID family of nearline data protection appliances.

•	The REO SERIES® of disk-based backup and recovery appliances.

•	The NEO SERIES® and ARCvault® family of tape backup and archive appliances.

Our products span all three tiers of data storage (nearline data protection appliances, disk-based backup and recovery and tape automation) and enable us to offer our customers an end-to-end data protection solution. End-users of our products include mid-range businesses, distributed enterprise customers such as divisions and operating units of large multi-national corporations, governmental organizations, universities and other non-profit institutions operating in a broad range of industry sectors including financial services, healthcare, retail, manufacturing, telecommunications, broadcasting, research and development and many others. See the “Business” section in Part I, Item 1 of this report for more information about our business, products and operations.

Overview

This overview discusses matters on which our management primarily focuses in evaluating our financial position and operating performance.

Generation of revenue. We generate the vast majority of our revenue from sales of our data protection appliances. The balance of our revenue is provided by selling spare parts, selling maintenance contracts and rendering related services, and earning royalties on our licensed technology. Historically, the majority of our sales have been generated through private label arrangements with original equipment manufacturers (OEMs), and the remainder has been made through our branded channel, which includes commercial distributors, direct market resellers (DMRs) and value added resellers (VARs). However, our strategy for the past three years has been to focus more on sales of new and expanded products to our branded channel, which historically has produced higher gross margins in comparison to OEM business.

Declining sales to Hewlett Packard (HP). In August 2005, we announced that our largest OEM customer, HP, had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006, which decreased our sales to HP. However, in mid-2007 HP re-launched its tape automation products supplied by us with support for HP’s new LTO-4 tape drives, which slowed the rate of replacement of our supplied products by the alternate supplier’s product. Although we believe that our sales to HP will continue to decline, we recently extended our supply agreement with HP until July 2012 with automatic renewals for three successive one-year periods unless earlier terminated. Revenue from HP in fiscal 2009 decreased 30.2% compared with fiscal 2008, and decreased 39.0% in fiscal 2008 compared with fiscal 2007.

Recent setbacks. During fiscal 2009, we experienced lower than anticipated revenue. We believe customers have delayed purchases for a number of reasons, including (i) the uncertainty of the world economy and a general decrease in Information Technology (IT) spending, and (ii) a reluctance to purchase our products due to uncertainty regarding our financial condition.

Due in large part to the overall decline in HP revenue, we reported net revenue of $105.6 million for fiscal 2009, compared with $127.7 million for fiscal 2008. The decline in net revenue resulted in a net loss of $18.0 million, or $1.41 per share, for fiscal 2009 compared with a net loss of $32.0 million, or $2.51 per share, for fiscal 2008.

Positive trends. During fiscal 2009, we have achieved a number of financial and operational objectives designed to further our efforts to regain profitability:

•

Operating expenses in fiscal 2009 continued to decrease compared with fiscal 2008 and fiscal 2007 due to the completion of a number of material-intensive development projects and continued efforts to reduce costs. Operating expenses for fiscal 2009, 2008 and 2007 were $46.0 million, $58.5 million (including a $7.4 million impairment charge on long-lived assets) and $69.2 million, respectively.

•

General and administrative (G&A) expense leveled off in fiscal 2009 through efforts to reduce costs. G&A expense totaled $10.4 million, $10.1 million and $13.4 million for fiscal 2009, 2008 and 2007, respectively.

•

Research and development (R&D) expense was relatively unchanged at $9.3 million, compared with $9.3 million in fiscal 2008 (including the $1.3 million charge in the second quarter of fiscal 2008 for software code). R&D expense was $15.0 million in fiscal 2007.

•

Sales and marketing expenses decreased to $26.3 million in fiscal 2009 from $31.6 million in fiscal 2008 and $32.4 million in fiscal 2007. The decrease is primarily attributed to reductions in marketing programs and reductions in headcount for sales and marketing departments.

•	During fiscal 2009, we increased inventory turns while decreasing inventory levels. We continue to target lower inventory levels and higher inventory turns.

•

Service revenue, including service revenue from Snap Server products, increased to $24.1 million for fiscal 2009, compared with $20.6 million for fiscal 2008 and $16.5 million for fiscal 2007. In addition, margins for service revenue increased to 53.9% for fiscal 2009, compared with 44.7% for fiscal 2008 and 38.8% for fiscal 2007.

•

During fiscal 2009, Snap Server net revenue was $9.3 million. In June 2008, we acquired the Snap Server Network Attached Storage (NAS) business from Adaptec, Inc. The Snap Server product line broadens our capabilities by adding distributed NAS while also strengthening central and remote office data protection.

Liquidity and capital resources. Historically, our primary source of liquidity has been cash generated from operations. However, in fiscal 2009, we incurred a net loss of $18.0 million and the balance of cash, cash equivalents and short-term investments declined by $4.2 million. At June 30, 2009, we had $5.5 million of cash and cash equivalents compared with $9.7 million of cash, cash equivalents and short-term investments at June 30, 2008. We have no unused source of liquidity at this time. Cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of calendar 2009 as we continue to revamp our business and introduce and market our new products.

Management has projected that cash on hand, along with funding available under our non-OEM accounts receivable financing agreements, will be sufficient to allow us to continue operations at current levels through fiscal 2010. However, a shortfall from projected sales levels and a consequent decrease in eligible non-OEM receivables or a change to the historical timing of receivables could have a material adverse effect on our ability to access the necessary level of funding to continue operations at current levels. In the event this was to happen, we would be forced to further extend payment terms with suppliers where possible, to liquidate certain assets where possible, and/or to suspend or curtail certain of our planned programs. Any of these actions could harm our business, results of operations and future prospects. To guard against this risk, we intend to seek debt, equity or equity-based financing (such as convertible debt) when market conditions improve. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

As of June 30, 2009, we had negative working capital of $2.6 million, primarily reflecting a $13.1 million decrease in current assets and a $2.1 million increase in current liabilities. The decrease in current assets is primarily attributable to reduced sales and inventory. The increase in current liabilities is primarily attributable to the non-OEM accounts receivable financing arrangements we entered into during fiscal 2009 to help us manage our cash. Current liabilities associated with these arrangements, including accrued interest, totaled $4.2 million as of June 30, 2009. See “Liquidity and Capital Resources” below for a description of these arrangements. As of June 30, 2009, our other assets included $1.7 million of auction rate securities (ARS) that have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term. We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term may bring less than the carrying value of these securities as of June 30, 2009 due to the lack of a market for these securities.

Industry trends. Magnetic tape has been used for all forms of data backup and recovery because magnetic tape was, and still is, the most cost-effective, “removable,” high capacity storage media that can be taken off-site to ensure that data is safeguarded in case of disaster. We have a market-leading position in mid-range tape automation with our flagship NEO® products. Sales of tape automation appliances represented more than 63.0% of our annual revenue for fiscal years 2005 through 2008. Sales of tape automation appliances represented 50.0% of our revenue during fiscal 2009. Although we expect that tape solutions will continue to be the foundation of the data protection strategy at most companies, tape backup is time consuming and often unreliable and inefficient. The process of recovering data from tape is also time consuming and inefficient. We expect that tape will continue to be relegated to an archival role for less-frequently accessed data, and companies will increasingly focus more on disk-based solutions.

Recent Developments

•

On July 7, 2009, we launched our new REO Business Continuity Application (BCA). The REO BCA provides enterprise-level backup, replication and recovery functionality to small and medium enterprises (SMEs).

•	On July 22, 2009, we announced that we appointed Jillian Mansolf as our Vice President of Worldwide Sales and Marketing.

•	On July 22, 2009, Ravi Pendekanti, became Vice President of Business Development and Solutions.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, available-for-sale securities, share-based compensation, bad debts, inventories, intangible and other long-lived assets, warranty obligations, income taxes and restructuring charges. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The footnotes to our consolidated financial statements also include disclosure of significant accounting policies. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our critical accounting policies and estimates that require the most significant judgment are discussed further below.

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred. Under this policy, revenue on direct product sales (excluding sales to distributors) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy. Generally, title and risk of loss transfer to the customer when the product leaves our dock. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. For products in which software is more than incidental, we recognize revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition (FASB ASC 985-605-25).

When there are multiple elements in an arrangement, we allocate revenue to the separate elements based on relative fair value, provided we have fair value for all elements of the arrangement. If in an arrangement we have fair value for undelivered elements but not the delivered element, we defer the fair value of the undelivered element(s) and the residual revenue is allocated to the delivered element(s). Undelivered elements typically include services. Revenue from extended warranty and product service contracts is initially deferred and recognized ratably over the contract period.

We have various royalty arrangements with independent service providers that sell our product and also sell and provide service on our product. These independent service providers pay a royalty fee for service contracts in place on our product. The royalty fee is calculated by us for the units covered in the quarter, and agreed to by the service provider, based upon the monthly fee for each unit covered by the independent service provider. In addition, we receive royalties from HP for licensing of our Protection OS software. Revenue is recognized based upon quarterly reporting from HP of the number of units sold.

We have various licensing agreements relating to our Variable Rate Randomizer (VR2®) technology with third parties. The licensees pay us a royalty fee for sales of their products that incorporate our VR2 technology. The licensees provide us with periodic reports that include the quantity of units, subject to royalty, sold to their end users. We record the royalty when reported to us by the licensee, generally in the period during which the licensee ships the products containing VR2 technology. Our Applications Specific Integrated Circuit (ASIC) chips embodying VR2 are priced to include the cost of the chip plus an embedded royalty fee. Revenue on ASIC chip sales is recorded as product revenue when earned, which under our FOB origin terms is upon shipment, of the underlying ASIC chip incorporating the VR2  technology to the customer.

Available-for-Sale Securities

Available-for-sale securities are recorded at fair value, and unrealized holding gains and temporary unrealized losses are recorded, net of tax, as a separate component of shareholders’ (deficit) equity. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. Prior to the fourth quarter of fiscal 2009, in accordance with Emerging Issues Task Force Issue No. 03-1 and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FASB ASC 320-10-35-30, Step 2: Evaluate Whether an Impairment Is Other than Temporary), we reviewed several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.

As of June 30, 2009, our other assets included $1.7 million of ARS that have a par value of $5.0 million. These securities are collateralized by corporate debt obligations. As of June 30, 2009, these ARS are rated “BB” by Fitch Ratings. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined intervals, usually every 30 days. Since July 2007, our ARS have experienced failed auctions and are considered to have experienced an other-than-temporary decline in fair value. An auction failure means that the parties wishing to sell their securities could not do so. The failed auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term. Our estimate of the fair value of the ARS is based on the probability weighted expected future cash flows associated with the investments. We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term may bring less than the carrying value of these securities, as of June 30, 2009, due to the lack of a market for these securities. It is possible that we may be required to record additional impairments to these investments in future periods.

Significant judgment is required in determining the fair value of investments when no quoted prices exist. As allowed by Statement of Financial Standards (SFAS) No. 115 (FASB ASC 320-10-35), we elected to estimate the fair value of the ARS using a discounted cash flow analysis. Taking into consideration the security terms the assumptions used by us included estimates of (i) when a successful auction would occur or the securities would mature or be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities, including consideration of the recent ratings downgrades and the lack of liquidity, and (iii) future expected cash flow streams. If the auctions continue to fail, or we determine that one or more of the assumptions used in the estimate needs to be revised, we may be required to record an additional impairment on these securities in the future.

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FASB ASC 320-10-65-1), which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an other-than-temporary impairment charge to be recorded in earnings. Accordingly, effective April 1, 2009, the following factors are reviewed to determine if a loss is other-than-temporary: (i) whether we intend to sell the debt security or whether it is more likely than not that we will be required to sell the debt security prior to recovery of our amortized cost basis, (ii) the length of time a security is in an unrealized loss position, (iii) the extent to which fair value is less than cost, and (iv) the financial condition and near term prospects of the issuer. Upon adoption of FSP FAS 115-2 and FAS 124-2, in the fourth quarter of fiscal 2009, we determined that it was more likely than not that we may be required to sell the ARS prior to recovery of their amortized cost basis and, accordingly, no adjustment was made to our accumulated deficit as of the adoption date. As such, the adoption of FSP FAS 115-2 and FAS 124-2 had no impact on our results of operations, financial position or cash flows.

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

A 10.0% change in our share-based compensation for the year ended June 30, 2009 would have affected our net loss by $25,000.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on an assessment of the collectability of specific accounts and the overall condition of the accounts receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, we analyze specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment terms and/or patterns. If the financial condition of our customers were to deteriorate, impairing their ability to make additional payments, then we may need to make additional allowances. Likewise, if we determine that we could realize more of our receivables in the future than previously estimated, we would adjust the allowance to increase income in the period we made the determination. We review the allowance for doubtful accounts on a quarterly basis and record adjustments as considered necessary. Generally, our allowance for doubtful accounts is based on specific identification. If we fail to identify an account as doubtful, or if we identify an account as uncollectible that is later collected, our results could vary.

Inventory Valuation

We record inventories at the lower of cost or market. We assess the value of our inventories periodically based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, we adjust our inventory for obsolete or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the estimated market value. If actual market conditions are less favorable than we project, we may need to record additional inventory adjustments and adverse purchase commitments.

Business Acquisitions and Intangible Assets

Our business acquisitions typically result in recognition of intangible assets (acquired technology) that affect the amount of current and future period charges and amortization expense. We amortize our definite-lived intangible assets using the straight-line method over their estimated useful lives.

The determination of the value of these components of a business combination, as well as associated asset useful lives, requires management to make estimates and assumptions. Critical estimates in valuing intangible assets may include, but are not limited to: future expected cash flows from product sales, services, maintenance agreements, acquired development technologies, patents or trademarks; the acquired company’s brand awareness and market position; the period of time the acquired products and services will continue to be used in our product portfolio; and discount rates. Management estimates fair value and useful lives based upon assumptions that it believes to be reasonable, but which are inherently uncertain. Unanticipated events and circumstances may occur and assumptions may change. Estimates using different assumptions could produce significantly different results.

Impairment of Long-Lived Assets

We test for recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. When the carrying value is not considered recoverable, an impairment loss is recognized for the amount by which the carrying value of a long-lived asset exceeds its fair value, with a corresponding reduction in the carrying value of the related assets. Such impairment charges may be material.

Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset or asset group using a discount rate determined by management to be commensurate with the risk inherent in our current business model.

The assumptions supporting the cash flow analysis, including the discount rates, are determined using management’s best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, or if our future results are significantly different than forecasted, we may be required to further evaluate our long-lived assets for recoverability and record impairment charges for these assets that could adversely affect our results of operations.

During the fourth quarter of fiscal 2008, we recorded a $7.4 million impairment related to our property and equipment. See “Fiscal 2008 Compared with Fiscal 2007—Impairment of Long-Lived Assets” under the discussion of “Results of Operations,” below. The estimated fair value of these assets was determined using the income approach, which is based on a discounted cash flow analysis, as well as consideration of the estimated value that could be realized upon sale. The assumptions used by us included estimates of (i) projected cash flows for a period approximating the remaining estimated useful life of the asset group, (ii) a discount rate commensurate with the implied risk in an investment in us and the risk of the underlying cash flows, and (iii) enterprise value.

During the first quarter of fiscal 2007, we recorded an $8.4 million impairment charge related to acquired technology. See “Fiscal 2008 Compared with Fiscal 2007—Impairment of Long-Lived Assets” under the discussion of “Results of Operations” below.

Warranty Obligations

We provide for estimated future costs of warranty obligations in accordance with FASB Statement No. 5, Accounting for Contingencies (FASB ASC 450-20-25), and disclose those obligations as required by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FASB ASC 460-10-50-8, Product Warranties).

For return-to-factory and on-site warranties, we accrue for warranty costs at the time revenue is recognized based on contractual rights and on the historical rate of claims and costs to provide warranty services. If we experience an increase in warranty claims above historical experience or our costs to provide warranty services increase, we may be required to increase our warranty accrual. Any such unforeseen increases may have an adverse impact on our gross margins in the periods in which they occur. Similarly, if we experience a decrease in warranty claims or our costs to provide services decline, we may be required to decrease our warranty accrual, which may have a favorable impact on our gross margins in the periods in which they occur.

Income Tax Provision and Uncertain Tax Positions

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when we consider it more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period because we consider it more likely than not that the associated tax benefit will be realized, income tax expense will be reduced accordingly.

Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. In July 2006, the FASB issued Interpretation 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes (FASB ASC 740-10-30-5, Deferred Tax Expense (or Benefit)), which became effective for us beginning July 2, 2007. FIN No. 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution or audit. If we are unable to uphold our position upon audit, it may impact our results of operations, financial position or cash flows.

The calculation of tax liabilities involves uncertainties in the application of complex global tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on (i) the guidance in FIN No. 48, and (ii) our estimates of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Restructuring Charges

In August and December 2008, and in January and March 2009, and over the past several years, we recorded restructuring charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs and acquisition integrations that we have implemented and consist of the cost of involuntary termination benefits, separation benefits and excess facilities charges.

The charges for severance and exit costs require the use of estimates, primarily related to the amount of severance and related benefits to be paid and the cost of exiting facilities.

We account for restructuring charges in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FASB ASC 420, Exit or Disposal Cost Obligations). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 establishes fair value as the objective for initial measurement of the liability.

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue:

	Fiscal Year
	2009	2008	2007
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	72.4	78.0	84.8

Gross profit	27.6	22.0	15.2
Operating expenses:
Sales and marketing	24.9	24.8	20.2
Research and development	8.8	7.3	9.4
General and administrative	9.8	7.9	8.4
Impairment of long-lived assets	—	5.8	5.2

	43.5	45.8	43.2

Loss from operations	(15.9)	(23.8)	(28.0)
Other (expense) income, net	(1.1)	(0.9)	0.7

Loss before income taxes	(17.0)	(24.7)	(27.3)
Provision for income taxes	—	0.4	0.2

Net loss	(17.0)%	(25.1)%	(27.5)%

A summary of the sales mix by product follows:

	Fiscal Year
	2009	2008	2007
Tape based products:
NEO Series	42.1%	53.5%	66.2%
ARCvault family	8.0	9.6	7.1
Other	—	—	1.2

	50.1	63.1	74.5
Disk based products:
REO	5.6	7.1	5.9
ULTAMUS	2.0	2.3	0.5
Snap Server	8.8	—	—

	16.4	9.4	6.4
Service	22.9	16.2	10.3
Spare parts and other	10.0	10.7	8.0
VR2	0.6	0.6	0.8

	100.0%	100.0%	100.0%

Fiscal 2009 Compared with Fiscal 2008

Net Revenue. Net revenue decreased to $105.6 million during fiscal 2009 from $127.7 million during fiscal 2008, a decrease of $22.1 million, or 17.3%. The decline was primarily the result of anticipated lower OEM revenue, specifically from HP, reflecting the previously announced transition by HP to an alternate supplier. In our branded channel, the decrease in net revenue was attributable to decreased volumes across all channels.

Product Revenue

Net product revenue decreased to $80.7 million during fiscal 2009 from $106.0 million during fiscal 2008, a decrease of $25.3 million, or 23.9%.

Net product revenue from OEM customers decreased to $28.7 million during fiscal 2009 from $46.4 million during fiscal 2008. The decrease of $17.7 million, or 38.1%, was primarily associated with declining sales to HP. Net revenue from HP represented 29.7% of total net revenue during fiscal 2009, compared with 35.2% during fiscal 2008.

Net product revenue from Overland branded products, excluding service revenue, decreased to $52.0 million during fiscal 2009 from $59.6 million during fiscal 2008. The decrease of $7.6 million, or 12.8%, was primarily associated with decreases of $9.5 million from NEO products, $3.8 million from ARCvault products and $3.2 million from REO products. These decreases were partially offset by $9.3 million of sales of Snap Server products, which we began selling in the first quarter of fiscal 2009. The overall decrease in sales of Overland branded products is primarily a result of (i) the uncertainty in the world economy, (ii) a general decrease in IT spending worldwide, and (iii) a reluctance to purchase our products due to uncertainty regarding our financial condition.

Service Revenue

Net service revenue increased to $24.1 million during fiscal 2009 from $20.6 million during fiscal 2008. The increase of $3.5 million, or 17.0%, is attributable to a $5.4 million increase in warranty revenue associated with an increase in the number of service contracts sold due to increased sales efforts, partially offset by a $1.9 million decrease in out-of-warranty services provided, primarily to HP.

Royalty Fees

Net royalty fees decreased to $0.8 million during fiscal 2009 from $1.1 million during fiscal 2008. The decrease of $0.3 million, or 27.3%, is primarily associated with lower VR2 royalties and HP software royalties. VR2 royalties during fiscal 2009 totaled $0.7 million compared with $0.8 million during fiscal 2008. HP software royalties were $26,000 and $0.2 million during fiscal 2009 and 2008, respectively.

Gross Profit. Overall gross profit increased to $29.2 million during fiscal 2009 from $28.1 million during fiscal 2008, an increase of $1.1 million, or 3.9%. Gross margin increased to 27.6% during fiscal 2009 from 22.0% during fiscal 2008 an increase of 25.5%.

Product Gross Profit

Product gross profit decreased to $15.4 million, or 19.1%, for fiscal 2009 compared with $17.7 million, or 16.7%, for fiscal 2008. The $2.3 million decrease in product gross profit is associated primarily with a $25.3 million, or 23.9%, decrease in product revenue. This decrease was offset by (i) a $1.3 million decrease in amortization expense because the Okapi intangible was fully amortized as of June 2008, and (ii) $9.3 million in Snap Server revenues in fiscal 2009, which began in fiscal 2009 and carry higher margins than most of our other products.

Service Gross Profit

Service gross profit of $13.0 million, or 53.9%, for fiscal 2009 increased from $9.2 million, or 44.7%, for fiscal 2008. The increase in service gross profit of $3.8 million, or 41.3%, is primarily associated with an increase in warranty contracts recognized in fiscal 2009 compared with fiscal 2008. The increase in service gross profit as a percentage of revenue is attributable to new service offerings and the addition of the Snap Server product line, which have more favorable margins.

Share-Based Compensation. During fiscal 2009, we had share-based compensation expense of $0.3 million compared with $1.0 million in fiscal 2008. The decrease of approximately $0.7 million is primarily due to a one time grant of stock options to acquire, in the aggregate, 1.5 million shares of our common stock in August 2007 to executive officers and key employees as a retention tool. The share-based compensation expense associated with the August 2007 option grants was recognized primarily in fiscal 2008. These options vested monthly for one year and resulted in increased share-based compensation expense through the first quarter of fiscal 2009. Compensation expense associated with option and restricted stock awards with graded vesting is recognized on an accelerated basis in accordance with FASB Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25.

Share-based compensation was allocated as follows (in thousands):

	Fiscal Year
	2009	2008	Change
Cost of product revenue	$26	$134	$(108)
Sales and marketing	72	353	(281)
Research and development	39	148	(109)
General and administrative	117	413	(296)

	$254	$1,048	$(794)

Fiscal 2009 Cost Reductions and Restructuring of Workforce. During fiscal 2009, we implemented several reductions in force as part of our cost-cutting initiatives. As part of the March 2009 restructuring, we terminated the employment of the sole employee in our Colorado facility. In April 2009, we vacated this facility, the lease for which expires February 2011. In the fourth quarter of fiscal 2009, we recorded a charge of $55,000 to research and development expense for the estimated fair value of the liability associated with vacating this facility.

The following table summarizes the activity associated with the fiscal 2009 restructurings (severance costs in thousands):

	% of Workforce	Number of Employees	Severance Costs
August 2008 (1)	13.0%	53	$352
December 2008 (2)	3.4	11	52
January 2009 (1)(4)	17.0	53	451
March 2009 (3)	11.1	29	243

		146	$1,098

(1)	Severance costs, including our payments of COBRA premiums, are included in sales and marketing expense, research and development expense and general and administrative expense.

(2)	Severance costs, including our payments of COBRA premiums, are included in sales and marketing expense and research and development expense.

(3)	Severance costs, including our payments of COBRA premiums, are included in cost of goods sold, sales and marketing expense, research and development expense and general and administrative expense.

(4)	We implemented a temporary 10.0% salary reduction following the January 2009 restructuring. No amounts are reflected in these tables for such salary reduction.

The following table summarizes the activity and balances of accrued restructuring charges during fiscal 2008 and 2009 (in thousands):

	Employee Related	Facilities	Total
Balance at June 30, 2007	$53	$24	$77
Cash payments	(53)	(24)	(77)

Balance at June 30, 2008	—	—	—
Accrued restructuring charges	1,098	55	1,153
Cash payments	(1,016)	(5)	(1,021)

Balance at June 30, 2009	$82	$50	$132

Sales and Marketing Expense. Sales and marketing expense was $26.3 million during fiscal 2009, compared with $31.6 million during fiscal 2008. The decrease of $5.3 million, or 16.8%, is primarily due to a decrease of $3.0 million in employee and related expenses including (i) a $1.0 million reduction in commissions as a result of reduced sales, (ii) a $0.9 million reduction in travel expenses due to cost control efforts and a reduction in the number of trade shows and partner conferences attended or hosted, and (iii) the effects of a company-wide temporary 10.0% salary reduction implemented in January 2009. Other cost reductions included a $1.1 million reduction in public relations and advertising expense due to the reduction in trade shows and partner conferences attended or hosted, and a $0.5 million reduction in outside contractor expenses due to cost control efforts. These decreases were slightly offset by a $0.4 million increase in severance associated with the fiscal 2009 restructurings.

Research and Development Expense. Research and development expense remained relatively flat at $9.3 million during fiscal 2009 and fiscal 2008. During fiscal 2009 there was a decrease of $1.6 million in material-intensive product development expenses due to the completion of scheduled R&D projects. This decrease was offset by (i) a $0.9 million increase in employee and related expenses related to our acquisition of Snap Server in June 2008, which increased average headcount by eight employees, and (ii) an increase of $0.5 million in outside contractor expenses for tape library development.

General and Administrative Expense. General and administrative expense was $10.4 million during fiscal 2009, compared with $10.1 million during fiscal 2008. The increase of $0.3 million, or 3.0%, is primarily due to

(i) an increase of $0.7 million in legal fees, for financing and strategic alternatives, (ii) an increase of $0.6 million in amortization of intangibles associated with the acquisition of Snap Server in June 2008, and (iii) an increase of $0.3 million in outside contractor expenses, principally for financial and accounting services. These increases were offset by (i) a decrease of $0.9 million in depreciation expense due to lower carrying values of fixed assets, and (ii) a $0.5 million decrease in employee and related expenses related to our fiscal 2009 restructurings.

Impairment of Long-Lived Assets. In the fourth quarter of fiscal 2008, we recorded an impairment charge of $7.4 million related to property and equipment. As discussed in Note 2 to the consolidated financial statements, management performed impairment analyses of its long-lived assets as of June 30, 2009 and 2008 due to our continued operating and cash flow losses and our forecasts. The impairment analysis as of June 30, 2008, excluded the long-lived assets from the recently completed Snap Server acquisition (Note 3 to the consolidated financial statements). We concluded that the carrying amount of this asset group was not recoverable as of June 30, 2008, and consequently we recognized an impairment loss of $7.4 million. Management concluded that the carrying amount of the asset group (including the long-lived assets from the Snap Server acquisition which has been fully integrated into our operations) was recoverable as of June 30, 2009, and therefore did not record an impairment loss on our long-lived assets in fiscal 2009.

Interest Income. During fiscal 2009, we generated interest income of $0.2 million, compared with $0.8 million during the prior fiscal year. The decrease of $0.6 million, or 75.0%, is due to the decrease in cash and investment balances in fiscal 2009 compared with fiscal 2008. We liquidated our short-term investments in the first quarter of fiscal 2009.

Interest Expense. We incurred interest expense of $0.6 million and $5,000 during fiscal 2009 and 2008, respectively. In fiscal 2009, we entered into two non-OEM accounts receivable financing agreements and converted $2.3 million in accounts payable to a note (the Anacomp Note). Under the non-OEM accounts receivable financing agreements we recorded interest expense of $0.4 million, including $0.1 million in amortization of debt issuance costs. Interest expense associated with our notes payable to Anacomp and Adaptec totaled $0.1 million during fiscal 2009. During fiscal 2008, no interest expense was recorded related to the note payable to Adaptec.

Other Expense, net. During fiscal 2009, we incurred other expense, net, of $0.8 million compared with $2.0 million during fiscal 2008. The decrease of $1.2 million in other expense, net, is primarily associated with $0.9 million in realized currency exchange gains in fiscal 2009, compared with $61,000 of realized currency exchange losses in fiscal 2008. Losses on investments related to impairment charges under FSP FAS 115-1 and 124-1 (FASB ASC 320-10-35) were $1.6 million in fiscal 2009 and $1.9 million in fiscal 2008.

Provision for Income Taxes. We recorded nominal income tax expense during fiscal 2009 compared with $0.4 million during fiscal 2008. The decrease is primarily due to the expiration of statutes of limitations on certain tax positions and the favorable settlement of tax issues with the tax authorities.

Fiscal 2008 Compared with Fiscal 2007

Net Revenue. Net revenue decreased to $127.7 million during fiscal 2008 from $160.4 million during fiscal 2007, a decrease of $32.7 million, or 20.4%. The decline was primarily the result of anticipated lower OEM revenue, specifically from HP, reflecting the previously announced transition by HP to an alternate supplier. In our branded channel, the decrease in net revenue was attributable to decreased volumes across all channels.

Product Revenue

Net product revenue decreased to $106.0 million during fiscal 2008 from $142.4 million during fiscal 2007, a decrease of $36.4 million, or 25.6%.

Net product revenue from OEM customers decreased to $46.4 million during fiscal 2008 from $77.3 million during fiscal 2007. The decrease of $30.9 million, or 40.0%, is primarily associated with declining sales to HP. Net revenue from HP represented 35.2% of total net revenue during fiscal 2008 compared to 45.8% of total net revenue during fiscal 2007.

Net product revenue from Overland branded products, excluding service revenue, decreased to $59.6 million during fiscal 2008 from $65.3 million during fiscal 2007. The decrease of $5.7 million, or 8.7%, was primarily associated with (i) a decrease of $6.5 million from NEO products and (ii) a decrease of $1.8 million due to the discontinuation of our Power Loader and LoaderXpress products. These decreases were offset by an increase in revenue from ARCvault products of $0.9 million and ULTAMUS products of $2.3 million. The sales of our ULTAMUS products did not achieve expected sales volumes in fiscal 2008.

Service Revenue

Net service revenue increased to $20.6 million during fiscal 2008 from $16.5 million during fiscal 2007. The increase of $4.1 million, or 24.8%, is associated with (i) a $3.6 million increase associated with an increase in the number of service contracts sold due to increased focus in this area, and (ii) a $0.5 million increase in out-of-warranty services provided, primarily to HP.

Royalty Fees

Net royalty fees decreased to $1.1 million during fiscal 2008 from $1.5 million during fiscal 2007. The decrease of $0.4 million, or 26.7%, is primarily associated with lower VR2 royalties, partially offset by other royalty fees. VR2 royalties during fiscal 2008 totaled $0.8 million compared with $1.4 million during fiscal 2007.

Gross Profit. Overall gross profit increased to $28.1 million during fiscal 2008 from $24.3 million during fiscal 2007, an increase of $3.8 million, or 15.6%.

Product Revenue

Product gross profit increased to $17.7 million, or 16.7%, for fiscal 2008 compared with $16.4 million, or 11.5%, for fiscal 2007. The increase in product gross profit is associated primarily with (i) a $0.7 million decrease in amortization expense because of the fiscal 2007 impairment of the Zetta acquired technology and (ii) decreases in the amount of additional inventory reserves required in fiscal 2008 compared to fiscal 2007.

Service Revenue

Service gross profit of $9.2 million for fiscal 2008 increased from $6.4 million for fiscal 2007. The increase in service gross profit of $2.8 million, or 43.8%, is primarily associated with an increase in warranty contracts recognized in fiscal 2008 compared with fiscal 2007, as noted above.

Share-Based Compensation. During fiscal 2008, we had share-based compensation expense of $1.0 million compared with a net reversal, or benefit, of $75,000 of share-based compensation in fiscal 2007. The increase of $1.1 million is primarily due to a one-time grant of approximately 1.5 million share options in August 2007 to executive officers and key employees as a retention tool. These options vested monthly for one year and the share-based compensation expense associated with them was recognized primarily in Fiscal 2008. Compensation expense associated with option and restricted stock awards with graded vesting is recognized on an accelerated basis in accordance with FASB Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25.

Share-based compensation was allocated as follows (in thousands):

	Fiscal Year
	2008	2007	Change
Cost of product revenue	$134	$6	$128
Sales and marketing	353	(251)	604
Research and development	148	(99)	247
General and administrative	413	269	144

	$1,048	$(75)	$1,123

Sales and Marketing Expense. Sales and marketing expense was $31.6 million during fiscal 2008, compared with $32.4 million during fiscal 2007. The decrease of $0.8 million, or 2.5%, is primarily due to (i) a decrease of $0.9 million in employee and related expenses (including travel and sales commissions) related to a decrease in average headcount by 12 employees during the first three quarters of fiscal 2008 in connection with our fiscal 2007 restructurings and the realignment of our sales force (as of year end, the average headcount was comparable to the prior year), (ii) a $1.0 million reduction in severance primarily associated with the fiscal 2007 restructurings, and (iii) a $0.3 million reduction in new product sales development expense due to decreased product launch activities in fiscal 2008. These decreases were offset by (i) an increase of $0.6 million in share-based compensation expense associated with options granted in August 2007 (compared with a net reversal of share-based compensation expense in the second quarter of fiscal 2007 that was associated with awards canceled prior to vesting in excess of previous estimates), (ii) an increase of $0.6 million in promotion and advertising expense due to the launch of new products, and (iii) an increase of $0.4 million in trade show expense.

Research and Development Expense. Research and development expense was $9.3 million during fiscal 2008, compared with $15.0 million during fiscal 2007. The decrease of $5.7 million, or 38.0%, is primarily due to (i) a decrease of $3.8 million in employee and related expenses due to a decrease in average headcount by 20 employees related to our fiscal 2007 restructurings, (ii) a $0.3 million reduction in severance primarily associated with the fiscal 2007 restructurings, and (iii) a decrease of $3.0 million in material-intensive product development expenses due to the completion of scheduled R&D projects. These decreases were offset by (i) a $1.3 million charge for software code that we expect to incorporate into a new product that is currently under development, and (ii) an increase of $0.2 million in share-based compensation expense associated with options granted in August 2007, compared with a net reversal of share-based compensation expense in fiscal 2007.

General and Administrative Expense. General and administrative expense was $10.1 million during fiscal 2008, compared with $13.4 million during fiscal 2007. The decrease of $3.3 million, or 24.6%, is primarily due to (i) a decrease of $1.4 million in employee and related expenses due to a decrease in average headcount by nine employees related to our fiscal 2007 restructurings, (ii) a decrease of $0.9 million in audit, tax and consulting fees related to the material weakness we reported at the end of fiscal 2006, (iii) a decrease of $0.6 million in severance expense, which was higher in fiscal 2007 due to the termination of our former president and chief executive officer, (iv) a decrease of $0.2 million in bad debt expense, and (v) a decrease of $0.1 million in legal fees, which were higher in fiscal 2007 due to the termination of our former president and chief executive officer and the termination of our agreement with our third party manufacturer. These reductions were offset by an increase of $0.1 million in share-based compensation expense associated with options granted in August 2007.

Impairment of Long-Lived Assets. In the fourth quarter of fiscal 2008, we recorded an impairment charge of $7.4 million related to property and equipment. As discussed in Note 2 to the consolidated financial statements, management performed an impairment analysis of its long-lived assets, excluding the long-lived assets from the recently completed Snap Server acquisition (Note 3 to the consolidated financial statements), as of June 30, 2008, due to the our continued operating and cash flow losses in 2008 and our forecasts for 2009 and beyond. We concluded that the carrying amount of the asset group was not recoverable and an impairment loss of $7.4 million was recognized as of June 30, 2008.

In the first quarter of fiscal 2007, we recorded an impairment charge of $8.4 million related to the technology acquired from Zetta Systems, Inc. (Zetta) in August 2005. As discussed in Note 2 to the consolidated financial statements, management performed an impairment analysis of the technology acquired from Zetta, in accordance with SFAS No. 144, and concluded that the asset was not recoverable and that an impairment loss should be recognized as of September 30, 2006. The full $8.4 million amount of the remaining Zetta intangible asset balance as of September 30, 2006 was recorded as an impairment of acquired technology in the first quarter of fiscal 2007.

Interest Income. During fiscal 2008, we generated interest income of $0.8 million compared with $1.7 million during fiscal 2007. The decrease of $0.9 million, or 52.9%, is due to lower cash and investment balances in fiscal 2008 than in fiscal 2007, and lower interest rates earned on such balances.

Other Expense, net. During fiscal 2008, we incurred other expense, net, of $2.0 million, compared with $0.7 million during fiscal 2007. The increase of $1.3 million in other expense, net, is primarily associated with a $1.7 million increase in realized losses on investments related to impairment charges under FSP SFAS 115-1 and 124-1 (FASB ASC 320-10-35). The increase was offset by a reduction of $0.3 million in realized currency exchange losses incurred in fiscal 2008 compared with fiscal 2007.

Provision for Income Taxes. We recorded income tax expense of $0.4 million during fiscal 2008 compared with $0.3 million during fiscal 2007. The increase of $0.1 million is primarily due to higher earnings in the foreign subsidiaries.

Liquidity and Capital Resources

At June 30, 2009, we had $5.5 million of cash and cash equivalents, compared with $9.7 million of cash, cash equivalents and short-term investments at June 30, 2008. We have no unused sources of liquidity at this time.

In November 2008, we entered into a domestic non-OEM accounts receivable financing agreement with Marquette Commercial Finance (MCF). In March 2009, we entered into a foreign non-OEM accounts receivable financing agreement with Faunus Group International (FGI). In April 2009, we entered into a secured note with Anacomp, Inc. See Note 8 – Debt, to our consolidated condensed financial statements for a discussion of these financing arrangements under the headings “MCF Financing Agreement,” “FGI Financing Agreement” and “Anacomp Note.”

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred net losses for the last four fiscal years and negative cash flows for our last three fiscal years. As of or for the year ended June 30, 2009, we had an accumulated deficit of $69.0 million, a shareholders’ deficit of $0.1 million, incurred a net loss of $18.0 million, and the balance of cash, cash equivalents and short-term investments declined by $4.2 million compared with the balance at June 30, 2008. We operate in a highly competitive market characterized by rapidly changing technology. Through calendar 2009, we expect to continue to incur operating cash flow losses as we introduce and market our new products.

As of June 30, 2009, we have negative working capital of $2.6 million, which is primarily attributable to a $13.1 million decrease in current assets and a $2.1 million increase in current liabilities. The decrease in current assets is primarily attributable to reduced sales and inventory. The increase in current liabilities is primarily driven by our non-OEM accounts receivable financing agreements. Current liabilities associated with these arrangements, including accrued interest, total $4.2 million as of June 30, 2009.

Debt consists of the following as of June 30, 2009 (in thousands):

	Principal	Accrued Interest	Total
Current:
Obligation under MCF Financing Agreement	$2,605	$49	$2,654
Note payable to Anacomp, including accrued interest	1,617	69	1,686
Obligation under FGI Financing Agreement	1,514	—	1,514
Note payable to Adaptec, including accrued interest	1,126	45	1,171

	6,862	163	7,025
Long-term:
Note payable to Anacomp	693	—	693

	$7,555	$163	$7,718

The following table summarizes the contractual payout schedule for principal and accrued interest (in thousands):

	MCF	Anacomp	FGI	Adaptec	Total
Fiscal 2010	$2,654	$1,686	$1,514	$1,171	$7,025
Fiscal 2011	—	693	—	—	693

	$2,654	$2,379	$1,514	$1,171	$7,718

The Company is not obligated to offer any accounts (invoices) in any month, and MCF has the right to decline to purchase any offered accounts (invoices). During fiscal 2009, individual invoices declined by MCF were considered immaterial to the Company’s accounts receivable balance, financial position and cash flows. The Company was in compliance with the terms of the MCF Financing Agreement as of June 30, 2009. Management continues to monitor the Company’s compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. Based upon the Company’s current operating plan, the Company expects to remain in compliance with the permissible dilution covenant throughout fiscal 2010. A significant increase in rebates claimed as a percentage of the Company’s gross collections could lead to the Company’s failure to satisfy the dilution covenant.

FGI may terminate the agreement upon default by the Company, and may also terminate the agreement for convenience upon 30 days’ advance notice. The Company may terminate the agreement at any time by paying a $100,000 termination fee. The termination fee is not payable upon a termination by FGI or upon non-renewal. The Company was in compliance with the terms of the FGI Financing Agreement at June 30, 2009. Based upon the Company’s current operating plan, the Company expects to remain in compliance with the terms of the FGI Financing Agreement throughout fiscal 2010.

Management has projected that cash on hand and funding available under our non-OEM accounts receivable financing agreements will be sufficient to allow us to continue operations at current levels for the next twelve months and beyond. However, a shortfall from projected sales levels and a consequential decrease in eligible non-OEM receivables or a change to the historical timing of receivables could have a material adverse affect on our ability to access the necessary level of funding to continue operations at current levels. In the event our access to receivables financing decreases, we may be forced to extend payment terms with suppliers where possible, to liquidate certain assets where possible, and/or to suspend or curtail certain planned programs. Any of these actions could materially harm our business, results of operations and future prospects. We intend to seek equity or equity-based financing when market conditions permit. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As of June 30, 2009, our other assets included $1.7 million of ARS that have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term. We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term may bring less than the carrying value of these securities, as of June 30, 2009, due to the lack of a market for these securities.

During fiscal 2009, we used cash in operating activities of $7.1 million, compared with $5.2 million in fiscal 2008 and $34.2 million in fiscal 2007. The change from fiscal 2008 to 2009 of $1.9 million was primarily attributable to the $1.9 million decrease in accrued payroll and employee compensation as a result of our fiscal 2009 restructurings. All accrued and unpaid vacation was paid out upon termination. In addition, during fiscal 2009 we decreased the accrual rate and implemented a company-wide temporary 10.0% salary reduction, which further reduced the accrual. The change from fiscal 2007 to 2008 of $29.0 million was primarily attributable to our decreased net loss and decreases in our accounts receivable balance compared with fiscal 2007.

Cash provided by investing activities was $0.3 million in fiscal 2009, compared with cash used in investing activities of $4.0 million in fiscal 2008 and cash provided by investing activities of $33.7 million in fiscal 2007. Beginning in fiscal 2007 and through the first quarter of fiscal 2009, we liquidated our short-term investments to support operations. In September 2008, we liquidated our short-term investments (excluding our ARS which are included in other assets). During fiscal 2008, we used cash of $2.5 million to acquire Snap Server and made net purchases of short-term investments of $0.9 million. During fiscal 2009, 2008 and 2007, capital expenditures totaled $0.9 million, $0.6 million and $3.2 million, respectively. During fiscal 2009, capital expenditures were primarily associated with the purchase of tooling for new products, computer equipment and software. During fiscal 2008, capital expenditures were primarily associated with tooling to support new product development. During fiscal 2007, capital expenditures were primarily associated with computers, machinery and equipment to support new product development and transitioning manufacturing in-house.

During fiscal 2009, cash provided by financing activities was $3.9 million, compared with cash provided by financing activities of $26,000 during fiscal 2008 and compared with cash used in financing activities of $2.6 million during fiscal 2007. During fiscal 2009, $4.1 million of cash provided by financing activities related to net funding activity from accounts receivable pledged to MCF and FGI. During the fourth quarter of fiscal 2009, we began making payments against the Adaptec note. Payments related to the Anacomp note are scheduled to begin in the second quarter of fiscal 2010. During fiscal 2007, we used cash of $2.7 million to repurchase 373,000 shares of our common stock. This use of cash in fiscal 2007 was partially offset by the issuance of common stock under our 2006 employee stock purchase plan (ESPP) and by the exercise of stock options for proceeds of $142,000 in fiscal 2007. Proceeds from the issuance of common stock under our 2006 ESPP and upon exercise of stock options have decreased due to the decrease in our stock price since fiscal 2005 and the discount used in determining the purchase price under our ESPP.

In October 2006, our board of directors terminated our share repurchase program and there were no share repurchases after the first quarter of fiscal 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties that are not fully recorded in our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements.

Contractual Obligations

The following schedule summarizes our contractual obligations to make future payments at June 30, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations (1)	$18,750	$4,175	$7,292	$6,298	$985
Debt (2)	7,718	7,025	693	—	—
Purchase obligations (3)	4,761	4,717	44	—	—

Total contractual obligations (4)	$31,229	$15,917	$8,029	$6,298	$985

(1)	Represents contractual lease obligations under non-cancellable operating leases on our San Diego, CA; Milpitas, CA; Wokingham, England; Paris, France; and Singapore facilities

(2)	Represents non-OEM accounts receivable financing agreements with MCF and FGI, and notes payable to Anacomp and Adaptec, including accrued interest. Accrued interest as of June 30, 2009 totaled approximately $0.2 million.

(3)	Represents purchase orders for inventory and non-inventory items entered into prior to June 30, 2009, with purchase dates extending beyond July 1, 2009. Some of these purchase obligations may be cancelled.

(4)	Liabilities associated with uncertain tax provisions, currently estimated at $0.2 million (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statues of limitation for assessment of additional taxes.

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

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. In the fourth quarter of fiscal 2008, we reclassified our ARS to other assets in the accompanying consolidated balance sheet. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact that sub prime mortgages have had on liquidity in the credit markets.

Accounts receivable financing arrangements. For fiscal 2009, interest expense associated with our non-OEM accounts receivable financing arrangements with MCF and FGI was $0.4 million. We entered into these arrangements during fiscal 2009. The fixed or variable discount (herein after referred to as an Interest Rate) under the MCF agreement does not vary with prevailing interest rates; however it is based upon the time elapsed from funding by MCF to settlement of invoices by the customer. Under the MCF agreement the Interest Rate charged is a minimum of 2.5% and a maximum of 3.5%. During fiscal 2009, the average Interest Rate charged was approximately 2.7%. Assuming the levels of receivables factored under the MCF agreement were to fluctuate (increase or decrease) by 10.0% or $1.7 million on an annualized basis, we would expect a corresponding fluctuation in our interest expense of $47,000 during fiscal 2010.

The interest rate under the FGI agreement is equal to the greater of (i) 7.5% or (ii) 3.0% above FGI’s prime rate. Assuming levels of factored receivables under the FGI agreement remained consistent with those experienced in the fourth quarter of fiscal 2009, if interest rates were to fluctuate (increase or decrease) by 10.0% or 75 basis points, we would expect a corresponding fluctuation in our interest expense of $0.1 million during fiscal 2010. Assuming the levels of receivables factored under the FGI agreement were to fluctuate (increase or decrease) by 10.0% or $1.4 million on an annualized basis, we would expect a corresponding fluctuation in our interest expense of $28,000 during fiscal 2010.

ARS instruments. For fiscal 2009, interest income was $0.2 million with ARS investments yielding an annual average of 3.1%. The average annual interest rate was down approximately 160 basis points from 4.7% in fiscal 2008. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10.0% or 31 basis points, we would expect a corresponding fluctuation in our interest income of $15,000 during fiscal 2010.

Cash equivalents and short-term investments. For fiscal 2009, total interest income was $45,000 with investments yielding an annual average of 1.5% on a worldwide basis. The average annual interest rate was down approximately 270 basis points from 4.2% in fiscal 2008. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10.0% or 15 basis points, we would expect a corresponding fluctuation in our interest income of $5,000 during fiscal 2010.

The table below presents the cash and cash equivalents balance and related weighted-average interest rate at the end of fiscal 2009. The cash and cash equivalents balances approximate fair value (in thousands):

	Approximate Market Value	Weighted-Average Interest Rate
Cash and cash equivalents	$5,456	0.2%

The table above includes the U.S. dollar equivalent of cash and cash equivalents, including $0.2 million and $0.1 million equivalents denominated in the British pound and the euro, respectively.

Foreign Currency Risk. We conduct business on a global basis and essentially all sales in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations resulted in a gain of $0.9 million for fiscal 2009.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

This report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have adopted the Overland Storage, Inc., Code of Business Conduct and Ethics, a code which applies to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is publicly available on our website at www.overlandstorage.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code applying to our principal executive officer or our principal financial or accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

The other information required by this item will be contained in our proxy statement to be filed for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be contained in our proxy statement to be filed for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our proxy statement to be filed for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our proxy statement to be filed for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained in our proxy statement to be filed for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. The following consolidated financial statements of Overland Storage, Inc. and report of independent registered public accounting firm are included in a separate section of this report at the page numbers so indicated:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of June 30, 2009 and 2008

Consolidated Statement of Operations for the Years Ended June 30, 2009, 2008 and 2007

Consolidated Statement of Shareholders’ Equity (Deficit) and Comprehensive Loss for Years Ended June 30, 2009, 2008 and 2007

Consolidated Statement of Cash Flows for the Years Ended June 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

2.1	Asset Purchase Agreement dated June 27, 2008 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed July 3, 2008). ++

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.2	Certificate of Amendment of Articles of Incorporation dated November 15, 2005 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2006).

3.3	Certificate of Amendment of Articles of Incorporation dated December 12, 2008 (incorporated by reference to the Company’s Form 10-Q filed February 11, 2009).

3.4	Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

3.5	Certificate of Amendment of Bylaws (incorporated by reference to the Company’s Form 8-K filed April 30, 2007).

4.1	Specimen stock certificate (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

4.2	Shareholder Rights Agreement dated August 22, 2005 between Overland and Wells Fargo Bank, N.A., as Transfer Agent (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

10.1	San Diego Headquarters Facility Lease dated October 12, 2000 between Overland and LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-Q filed February 14, 2001).

10.2	First Amendment to Lease dated January 18, 2001 between Overland and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.3	Second Amendment to Lease dated March 8, 2001 between Overland and LBA Overland, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.4	Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004). +

10.5	Addendum to Product Purchase Agreement No. 1585-042103 effective July 30, 2006 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-K filed September 15, 2006).

10.6	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated December 15, 2007 (incorporated by reference to the Company’s Form 10-Q filed May 1, 2008). +

10.7	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated October 29, 2008.

10.8	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated April 6, 2009.

10.9	Account Transfer and Purchase Agreement dated November 26, 2008 between Overland and Marquette Commercial Finance, a division of Marquette Business Credit, Inc. (incorporated by reference to the Company’s Form 8-K filed December 3, 2008).

10.10	Sale of Accounts and Security Agreement by and between Overland and Faunus Group International, Inc. dated March 18, 2009 (incorporated by reference to the Company’s Form 8-K filed March 27, 2009).

10.11	Multi-Party Agreement by and between Overland, Marquette Commercial Finance a division of Marquette Business Credit, Inc. and Faunus Group International, Inc. dated March 18, 2009 (incorporated by reference to the Company’s Form 10-Q filed May 13, 2009).

10.12	Secured Promissory Note by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.13	Security Agreement by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.14	Intellectual Property Security Agreement by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.15	Promissory Note dated June 27, 2008 issued by Overland to Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed May 22, 2009).

10.16	Amendment No. 1 to Promissory Note entered into as of May 20, 2009 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed May 22, 2009).

10.17	Security Agreement dated June 27, 2008 between Overland and Adaptec, Inc.

10.18	Amended and Restated Security Agreement dated November 28, 2008 between Overland and Adaptec, Inc.

10.19*	Form of Indemnification Agreement entered into between Overland and each of its directors and officers (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.20*	Form of Amended and Restated Retention Agreement dated September 27, 2007 between Overland and W. Michael Gawarecki, Kurt Kalbfleisch and Robert Scroop (incorporated by reference to the Company’s Form 8-K filed October 1, 2007).

10.21*	Amended and Restated Retention Agreement dated September 27, 2007 between Overland and Vernon A. LoForti (incorporated by reference to the Company’s Form 8-K filed October 1, 2007).

10.22*	Amended and Restated Retention Agreement between Overland and Robert Farkaly dated September 27, 2007 (incorporated by reference to the Company’s Form 10-Q filed November 2, 2007).

10.23*	Retention Agreement between Overland and Ravi Pendakanti dated April 4, 2008 (incorporated by reference to the Company’s Form 10-K filed October 14, 2008).

10.24*	Retention Agreement between Overland and Eric Kelly dated June 24, 2009.

10.25*	Retention Agreement between Overland and Jillian Mansolf dated July 13, 2009.

10.26*	Employment letter between Overland and Kurt L. Kalbfleisch dated July 23, 2007 (incorporated by reference to the Company’s Form 10-Q filed November 2, 2007).

10.27*	Employment letter between Overland and Ravi Pendekanti dated April 4, 2008 (incorporated by reference to the Company’s Form 10-Q filed May 1, 2008).

10.28*	Employment letter between Overland and Jillian Mansolf dated June 23, 2009.

10.29*	Amended and Restated Employment Agreement dated September 27, 2007 with Vernon A. LoForti (incorporated by reference to the Company’s Form 8-K filed October 1, 2007).

10.30*	Employment Agreement dated June 24, 2009 with Eric Kelly.

10.31*	Separation Agreement between Overland and Robert Scroop dated February 14, 2008 (incorporated by reference to the Company’s Form 8-K filed February 15, 2008).

10.32*	Amendment dated July 9, 2008 to Separation Agreement between Overland and Robert Scroop (incorporated by reference to the Company’s Form 10-K filed October 14, 2008).

10.33*	Severance Agreement and General Release dated August 27, 2008 between Overland and Robert Farkaly (incorporated by reference to the Company’s Form 10-K filed October 14, 2008).

10.34*	Separation Agreement by and between the Company and W. Michael Gawarecki dated March 27, 2009 (incorporated by reference to the Company’s Form 8-K filed April 2, 2009).

10.35*	Second Amendment to 1995 Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.36*	Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.37*	First Amendment to 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.38*	Form of Stock Option Agreement for options granted under the 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.39*	2000 Stock Option Plan, as amended and restated (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.40*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan (incorporated by reference to the Company’s Form 10-Q filed May 15, 2001).

10.41*	2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-75060) filed December 13, 2001).

10.42*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.43*	Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 8-K filed November 16, 2007).

10.44*	Amendment to 2003 Equity Incentive Plan effective as of January 27, 2009.

10.45*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.46*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.47*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.48*	Form of Restricted Stock Agreement for restricted stock granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10K filed September 15, 2005).

10.49*	Form of Stock Option Agreement for Inducement Options granted to executive officers.

10.50*	2006 Employee Stock Purchase Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-139064) filed December 1, 2006).

10.51*	Form of Stock Option Cancellation Agreement dated September 27, 2007 between Overland and Robert Degan, Robert Farkaly, W. Michael Gawarecki, Kurt L. Kalbfleisch, Vernon A. LoForti, Scott McClendon, Michael Norkus and Robert Scroop (incorporated by reference to the Company’s Form 10-Q filed February 1, 2008).

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Eric L. Kelly, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer.

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

++	Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of the omitted schedules and similar attachments will be provided supplementally to the SEC upon request.

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERLAND STORAGE, INC.

Dated: September 9, 2009	By:	/s/ ERIC L. KELLY
Eric L. Kelly
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Eric L. Kelly and Kurt L. Kalbfleisch, jointly and severally, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC L. KELLY Eric L. Kelly	Chief Executive Officer and Director (Principal Executive Officer)	September 9, 2009

/s/ KURT L. KALBFLEISCH Kurt L. Kalbfleisch	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 9, 2009

/s/ ROBERT A. DEGAN Robert A. Degan	Director	September 9, 2009

/s/ NORA DENZEL Nora Denzel	Director	September 9, 2009

/s/ SCOTT MCCLENDON Scott McClendon	Chairman of the Board	September 9, 2009

/s/ WILLIAM MILLER William Miller	Director	September 9, 2009

/s/ MICHAEL NORKUS Michael Norkus	Director	September 9, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Overland Storage, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overland Storage, Inc. and its subsidiaries at June 28, 2009 and June 29, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

September 9, 2009

OVERLAND STORAGE, INC.

CONSOLIDATED BALANCE SHEET

(in thousands)

	June 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$5,456	$8,437
Short-term investments	—	1,214
Accounts receivable, less allowance for doubtful accounts of $532 and $396 as of June 30, 2009 and 2008, respectively	6,949	15,814
Accounts receivable pledged as collateral	5,741	—
Inventories	12,492	17,126
Other current assets	7,410	8,566

Total current assets	38,048	51,157
Property and equipment, net	1,107	1,139
Intangible assets, net	4,591	5,483
Other assets	3,306	4,811

Total assets	$47,052	$62,590

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$9,698	$7,203
Accrued liabilities	18,185	20,150
Accrued payroll and employee compensation	1,787	3,801
Income taxes payable	179	58
Accrued warranty	3,798	5,928
Debt	7,025	1,432

Total current liabilities	40,672	38,572
Long-term debt	693	—
Other long-term liabilities	5,802	5,835

Total liabilities	47,167	44,407

Commitments and contingencies (Note 13)

Shareholders’ (deficit) equity:
Common stock, no par value, 45,000 shares authorized; 12,777 and 12,764 shares issued and outstanding, as of June 30, 2009 and 2008, respectively	69,178	68,915
Accumulated other comprehensive (loss) income	(336)	197
Accumulated deficit	(68,957)	(50,929)

Total shareholders’ (deficit) equity	(115)	18,183

Total liabilities and shareholders’ (deficit) equity	$47,052	$62,590

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year
	2009	2008	2007
Net revenue:
Product revenue	$80,655	$105,954	$142,416
Service revenue	24,129	20,628	16,501
Royalty fees	837	1,118	1,526

	105,621	127,700	160,443
Cost of product revenue	65,281	88,219	126,003
Cost of service revenue	11,172	11,425	10,097

Gross profit	29,168	28,056	24,343
Operating expenses:
Sales and marketing	26,345	31,614	32,391
Research and development	9,284	9,349	14,999
General and administrative	10,383	10,117	13,387
Impairment of long-lived assets	—	7,434	8,411

	46,012	58,514	69,188

Loss from operations	(16,844)	(30,458)	(44,845)
Other income (expense):
Interest income	202	828	1,709
Interest expense	(570)	(5)	(2)
Other expense, net	(786)	(1,992)	(698)

Loss before income taxes	(17,998)	(31,627)	(43,836)
Provision for income taxes	30	398	275

Net loss	$(18,028)	$(32,025)	$(44,111)

Net loss per share:
Basic and diluted	$(1.41)	$(2.51)	$(3.45)

Shares used in computing net loss per share:
Basic and diluted	12,772	12,759	12,799

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(in thousands)

	Common Stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at June 30, 2006	13,230	$70,496	$(347)	$25,289	$95,438
Stock option and purchase plans	26	142	—	—	142
Cancellation of restricted stock	(135)	—	—	—	—
Repurchase of common stock	(373)	(2,722)	—	—	(2,722)
Share-based compensation benefit	—	(75)	—	—	(75)
Comprehensive loss:
Net loss	—	—	—	(44,111)	(44,111)
Foreign currency translation	—	—	154	—	154
Reclassification adjustment for unrealized loss on available-for-sale securities	—	—	284	—	284

Total comprehensive loss	—	—	—	—	(43,673)

Balance at June 30, 2007	12,748	67,841	91	(18,822)	49,110
Adoption of FIN No. 48	—	—	—	(82)	(82)
Stock option and purchase plans	16	26	—	—	26
Share-based compensation expense	—	1,048	—	—	1,048
Comprehensive loss:
Net loss	—	—	—	(32,025)	(32,025)
Foreign currency translation	—	—	92	—	92
Unrealized gain on short-term investments	—	—	14	—	14

Total comprehensive loss	—	—	—	—	(31,919)

Balance at June 30, 2008	12,764	68,915	197	(50,929)	18,183
Stock option and purchase plans	13	9	—	—	9
Share-based compensation expense	—	254	—	—	254
Comprehensive loss:
Net loss	—	—	—	(18,028)	(18,028)
Foreign currency translation	—	—	(725)	—	(725)
Unrealized gain on investments	—	—	192	—	192

Total comprehensive loss	—	—	—	—	(18,561)

Balance at June 30, 2009	12,777	$69,178	$(336)	$(68,957)	$(115)

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Fiscal Year
	2009	2008	2007
Operating activities:
Net loss	$(18,028)	$(32,025)	$(44,111)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of long-lived assets	—	7,434	8,411
Depreciation and amortization	1,671	4,821	5,630
Deferred tax provision	—	—	(146)
Provision for losses on accounts receivable	233	127	368
Share-based compensation	254	1,048	(75)
Realized loss (gain) on investments	79	(19)	107
Other-than-temporary impairment on investments	1,613	1,902	157
Amortization of discount on short-term investments	—	—	28
Loss on disposal of property and equipment	214	3	19
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	8,632	6,631	7,381
Accounts receivable pledged as collateral	(5,741)	—	—
Inventories	4,393	5,013	(5,578)
Accounts payable and accrued liabilities	991	824	(8,135)
Accrued interest expense	163	—	—
Accrued payroll and employee compensation	(1,913)	520	(1,155)
Other assets and liabilities, net	370	(1,485)	2,902

Net cash used in operating activities	(7,069)	(5,206)	(34,197)
Investing activities:
Purchases of short-term investments	—	(8,100)	(48,525)
Proceeds from maturities of short-term investments	—	4,670	77,754
Proceeds from sales of short-term investments	1,120	2,551	7,709
Capital expenditures	(856)	(603)	(3,202)
Cash payments to acquire Snap Server	—	(2,496)	—

Net cash provided by (used in) investing activities	264	(3,978)	33,736
Financing activities:
Proceeds from the exercise of stock options and the sale of stock under the employee stock purchase plans	9	26	142
Proceeds from accounts receivable pledged as collateral, net	4,119	—	—
Repayment of principal on long-term debt	(212)	—	—
Repurchase of common stock	—	—	(2,722)

Net cash provided by (used in) financing activities	3,916	26	(2,580)
Effect of exchange rate changes on cash	(92)	92	229

Net decrease in cash and cash equivalents	(2,981)	(9,066)	(2,812)
Cash and cash equivalents, beginning of year	8,437	17,503	20,315

Cash and cash equivalents, end of year	$5,456	$8,437	$17,503

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$276	$485	$355

Cash paid for interest	$408	$5	$2

Non-cash investing activities:
Capital expenditures received not paid as of year end	$—	$82	$—

Reclass auction rate securities to other assets	$—	$3,118	$—

Non-cash financing activities:
Issuance of note payable to acquire Snap Server	$—	$1,432	$—

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Overland Storage, Inc. (Overland or the Company) was incorporated on September 8, 1980, under the laws of the State of California. For more than 28 years, Overland has delivered data protection solutions designed for backup and recovery to ensure business continuity. Historically, the Company has focused on delivering a portfolio of tape automation solutions including loader and library systems designed for small and medium-sized business computing environments.

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. For ease of presentation, the Company’s fiscal years are considered to end on June 30. For example, references to fiscal 2009, 2008 and 2007 refer to the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007, respectively. Fiscal 2009, 2008 and 2007 each contained 52 weeks.

The Company has incurred losses for its last four fiscal years and negative cash flows for its last three fiscal years. As of June 30, 2009, the Company had an accumulated deficit of $69.0 million and a shareholders’ deficit of $0.1 million. During fiscal 2009, the Company incurred a net loss of $18.0 million and the balance of cash, cash equivalents and short-term investments declined by $4.2 million to $5.5 million compared with the balance at June 30, 2008. The Company operates in a highly competitive market characterized by rapidly changing technology. The Company has no other unused sources of liquidity at this time. Through calendar 2009, the Company expects to continue to incur operating cash flow losses as it introduces and markets its new products.

In November 2008, the Company entered into a domestic non-original equipment manufacturer (non-OEM) accounts receivable financing agreement with Marquette Commercial Finance. In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement with Faunus Group International (FGI). In April 2009, the Company entered into a secured note with Anacomp, Inc. (Note 8).

Management has projected that cash on hand and funding available under its non-OEM accounts receivable financing agreements will be sufficient to allow it to continue operations at current levels for the next twelve months and beyond. However, a shortfall from projected sales levels and a consequential decrease in eligible non-OEM receivables or a change to the historical timing of receivables could have a material adverse affect on the Company’s ability to access the necessary level of funding to continue operations at current levels. In the event the Company’s access to receivables financing decreases, it may be forced to further extend payment terms with suppliers where possible, to liquidate certain assets where possible, and/or to suspend or curtail certain planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Management intends to seek debt, equity or equity-based financing (such as convertible debt) when market conditions permit. Such financing may not be available on favorable terms, or at all. If the Company raises additional funds by selling additional shares of its capital stock, or securities convertible into shares of its capital stock, the ownership interest of existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If the Company needs additional funding for operations and it is unable to raise it, it may be forced to liquidate assets and/or curtail or cease operations.

The Company’s recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Overland may never return to profitability, or if it does, it may not be able to sustain profitability on a quarterly or annual basis.

As of June 30, 2009, other assets included $1.7 million of auction rate securities (ARS) that have a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits the Company’s ability to liquidate these securities and recover their carrying value in the near term. Management’s estimate of the fair value of the ARS is based on the probability weighted expected future cash flows associated with the investments. The Company may nonetheless attempt to liquidate these securities to meet cash needs. The Company cannot predict whether it will be able to liquidate these securities, and it expects that any liquidation in the near term may bring less than the carrying value of these securities, as of June 30, 2009 due to the lack of a market for these securities. It is possible that the Company may be required to record additional impairments to these investments in future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Overland Storage (Europe) Ltd., Overland Storage SARL, Overland Storage GmbH, Okapi Acquisition Co., Inc. (dissolved effective July 5, 2007), Zetta Systems, Inc., and Overland Storage Export Limited (dissolved effective July 3, 2007). All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred. Under this policy, revenue on direct product sales, excluding sales to distributors, is recognized upon shipment of products to customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under the Company’s warranty policy. Title and risk of loss transfer to the customer when the product leaves the Company’s dock. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because the Company is unable to estimate its exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. For products for which software is more than an incidental component, the Company recognizes revenue in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition (FASB ASC 985-605-25).

When there are multiple elements in an arrangement, the Company allocates revenue to the separate elements based on relative fair value, provided it has fair value for all elements of the arrangement. If the Company has fair value for undelivered elements but not the delivered element in an arrangement, the Company defers the fair value of the undelivered element(s) and the residual revenue is allocated to the delivered element(s). Undelivered elements typically include services. Revenue from extended warranty and product service contracts is initially deferred and recognized ratably over the contract period.

The Company has various royalty arrangements with independent service providers that sell its product and also sell and provide service on that product. These independent service providers pay a royalty fee for service contracts in place on the Company’s product. The royalty fee is calculated by Overland for the units covered in the quarter, and agreed to by the service provider, based upon the monthly fee for each unit covered by the independent service provider. In addition, the Company receives royalties from Hewlett Packard (HP) for licensing of the Company’s Protection OS software. Revenue is recognized based upon quarterly reporting from HP of the number of units sold.

The Company has various licensing agreements relating to its Variable Rate Randomizer (VR2) technology with third parties. The licensees pay a royalty fee for sales of their products that incorporate the VR2 technology. The licensees provide the Company with periodic reports that include the number of units, subject to royalty, sold to their end users. The Company records the royalty when reported to it by the licensee, generally in the period during which the licensee ships the products containing VR2 technology. The Company’s Applications Specific Integrated Circuit (ASIC) chips embodying VR2 are priced to include the cost of the chip plus an embedded royalty fee. Revenue on ASIC chip sales is recorded as product revenue when earned, which under the Company’s free on board (FOB) origin terms is upon shipment to the customer of the underlying ASIC chip incorporating the VR2 technology.

Warranty and Extended Warranty

The Company records a provision for estimated future warranty costs for both return-to-factory and on-site warranties. If future actual costs to repair were to differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2007	$6,134	$11,453
Acquired during the period (Snap Server)	465	2,380
Settlements made during the period	(2,121)	(13,340)
Change in liability for warranties issued during the period	1,713	16,751
Change in liability for preexisting warranties	(263)	4

Liability at June 30, 2008	5,928	17,248
Settlements made during the period	(3,355)	(18,645)
Change in liability for warranties issued during the period	1,698	17,184
Change in liability for preexisting warranties	(473)	(5)

Liability at June 30, 2009	$3,798	$15,782

Shipping and Handling

Amounts billed to customers for shipping and handling are included in product sales and costs incurred related to shipping and handling are included in cost of revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for fiscal 2009, 2008 and 2007 were $0.5 million, $0.5 million and $0.6 million, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Software development costs are expensed until technological feasibility has been established, at which time any additional costs are capitalized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Standards (SFAS) No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed (FASB ASC 985-20-25). Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs were capitalized during fiscal 2009 or 2008. Amounts capitalized in fiscal 2007 were not material.

Segment Data

The Company reports segment data based on the management approach. The management approach designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company’s reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. Based on the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (FASB ASC 280-10-50), the Company has determined that it operates in one segment providing data storage solutions for mid-range businesses and distributed enterprises. The Company discloses information about products and services, geographic areas and major customers.

Information about Products and Services

The following table summarizes net revenue by product (in thousands):

	Fiscal Year
	2009	2008	2007
Tape based products:
NEO SERIES	$44,447	$68,197	$106,129
ARCvault family	8,483	12,296	11,430
Other	3	47	1,909

	52,933	80,540	119,468
Disk based product:
REO	5,861	9,053	9,526
ULTAMUS	2,136	2,962	702
Snap Server	9,340	—	—

	17,337	12,015	10,228
Service	24,129	20,628	16,501
Spare parts and other	10,561	13,718	12,887
VR2	661	799	1,359

	$105,621	$127,700	$160,443

Information about Geographic Areas

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

The following table summarizes net revenue and long-lived assets by geographic area (in thousands):

	Net Revenue	Long-Lived Assets
Fiscal 2009
United States	$58,253	$878
United Kingdom	16,249	143
Rest of Europe	7,757	86
France	6,624	—
Singapore	5,517	—
Netherlands	5,477	—
Other foreign countries	5,744	—

	$105,621	$1,107

Fiscal 2008
United States	$62,361	$1,041
United Kingdom	23,614	98
Rest of Europe	11,305	—
France	6,783	—
Singapore	9,489	—
Netherlands	6,387	—
Other foreign countries	7,761	—

	$127,700	$1,139

Fiscal 2007
United States	$67,980	$10,334
United Kingdom	40,925	707
Rest of Europe	13,051	4
France	7,367	7
Singapore	15,247	—
Netherlands	5,195	—
Other foreign countries	10,678	—

	$160,443	$11,052

Cash Equivalents and Investments

Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. Cash equivalents are composed of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

Investments with maturities greater than three months (but less than one year), when purchased, are classified as short-term investments. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. The Company’s short-term investments are therefore classified as available-for-sale and are reported at fair value, generally as determined by quoted market prices, with any unrealized gains and losses (Note 5), net of tax, recorded as a separate component of accumulated other comprehensive (loss) income in shareholders’ (deficit) equity. The cost of securities sold is based on the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable at invoice amount and does not charge interest thereon. The Company estimates its allowance for doubtful accounts based on an assessment of the collectability of specific accounts and the overall condition of the accounts receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers’ payment terms and/or patterns. The Company reviews the allowance for doubtful accounts on a quarterly basis and records adjustments as considered necessary. Customer accounts are written-off against the allowance for doubtful accounts when an account is considered uncollectible.

Inventories

Inventories are stated at the lower of cost or market using the first-in-first-out method. The Company assesses the value of its inventories periodically based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, the Company adjusts its inventory for obsolete or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the estimated market value.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FASB ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets). The Company tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company considers the following events or changes as potential indicators of non-recoverability:

•	Significant underperformance relative to historical or projected future operating results.

•	Significant changes in the manner of use of the assets or the strategy for our overall business.

•	Significant decrease in the market value of the assets.

•	Significant negative industry or economic trends.

When the carrying value is not considered recoverable, an impairment loss for the amount by which the carrying value of a long-lived asset exceeds its fair value is recognized, with an offsetting reduction in the carrying value of the related asset. During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2007, the Company recorded impairments of $7.4 million and $8.4 million, respectively. If the Company’s future results are significantly different than forecasted, the Company may be required to further evaluate its long-lived assets for recoverability and such analysis could result in an impairment charge in a future period.

Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded in other liabilities in the accompanying consolidated balance sheet.

Foreign Currency Translation

The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ (deficit) equity. Gains or losses from foreign currency transactions are recognized currently in income. Such transactions resulted in a gain of $0.9 million for fiscal 2009 and in losses of $0.1 million and $0.4 million for fiscal 2008 and 2007, respectively.

Income Taxes

The Company provides for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that it is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB ASC 740, Income Taxes), and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Accumulated Other Comprehensive (Loss) Income

Comprehensive loss for the Company includes net loss and elements of other comprehensive (loss) income, including foreign currency translation adjustments and unrealized gains on available-for-sale securities, which are charged or credited to accumulated other comprehensive (loss) income within shareholders’ (deficit) equity.

The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	Fiscal Year
	2009	2008	2007
Foreign currency translation adjustments	$(542)	$183	$91
Unrealized gain on investment (Note 4)	206	—	—
Unrealized gain on short-term investments (Note 5)	—	14	—

Total accumulated other comprehensive (loss) income	$(336)	$197	$91

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable, which are generally not collateralized and accounts receivable pledged as collateral. The Company limits its exposure to credit loss by placing its cash equivalents with high quality financial institutions. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.

The following table summarizes certain financial data for the customers whom accounted for 10.0% or more of sales. No other customer accounted for 10.0% or more of sales in any of the three years presented.

	Fiscal Year
	2009	2008	2007
Single largest customer
Sales	29.7%	35.2%	45.8%
Accounts receivable	16.0	23.7	40.2
Second largest customer
Sales	11.0	10.8	6.1
Accounts receivable	5.8	23.8	15.7

Net Loss per Share

Basic net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive securities comprise options granted and restricted stock awards issued under the Company’s stock option plans and the 2006 employee stock purchase plan (ESPP) share purchase rights. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Fiscal Year
	2009	2008	2007
Options outstanding and ESPP share purchase rights	2,680	2,550	2,044

Restricted stock awards outstanding	—	—	21

Share-Based Compensation

Share-based compensation is accounted for under SFAS No. 123 (revised 2004) (123(R)), Share-Based Payment (FASB ASC 718-10). The Company’s share-based compensation plans are described in Note 11. The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method, in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (FASB ASC 505-50-25) and SFAS No. 123(R).

SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award, using the modified prospective method. The Company uses the Black-Scholes option pricing model to estimate the fair value of its options on the measurement date. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments for which service is expected to be rendered.

The fair value of restricted stock awards with service conditions is equal to the fair value of the stock on the date of issuance. The fair value of restricted stock awards with market conditions is determined through use of a lattice model. Compensation expense related to issuances of restricted stock awards with service conditions is recorded at fair value less amounts paid by employees, if any, and application of an estimated forfeiture rate. Compensation expense related to issuances of restricted stock awards with market conditions is recorded at estimated fair value for the number of awards for which the employees are expected to complete the requisite service period.

Compensation expense associated with option and restricted stock awards, with graded vesting, is recognized pursuant to an accelerated method.

During fiscal 2009 and 2008, the Company recorded share-based compensation expense of $0.3 million and $1.0 million, respectively, in the accompanying consolidated statement of operations. During fiscal 2007, the Company recorded a net benefit of $0.1 million in share-based compensation associated with awards forfeiting prior to their vesting in excess of the amount previously estimated.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, ARS (included in other assets), accounts receivable (pledged and non-pledged), accounts payable and notes payable. Investments in debt securities, other than ARS, are recorded at fair value based on quoted market prices for those securities. See Note 4 for discussion of the fair value of the ARS instruments. The carrying amounts of other instruments approximate fair value because of their short-term maturities.

In April 2009, the FASB issued FASB Staff Position (FSP) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FASB ASC 320-10-65-1), which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an other-than-temporary impairment charge to be recorded in earnings. Upon adoption of FSP FAS 115-2 and FAS 124-2, management determined that it was more likely than not that it may be required to sell its ARS prior to recovery of its amortized cost basis and, accordingly, no adjustment was made to accumulated deficit as of the adoption date. As such, the adoption of FSP FAS 115-2 and FAS 124-2 had no impact on our results of operations, financial position or cash flows.

Fair Value Measurements

Effective July 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement (SFAS No. 157), for financial assets and liabilities and for non-financial assets and liabilities that are measured or disclosed at fair value on a recurring basis. As allowed under the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2) (FASB ASC 820-10-65-1, Transition related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157),

the Company has elected to defer, until July 1, 2009, implementation of SFAS No. 157 as it relates to its non-financial assets and liabilities that are recognized and disclosed at fair value on a nonrecurring basis. Management is evaluating the impact, if any, that these remaining provisions of the standard will have on the Company’s results of operations, financial position or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP FAS 157-3) (FASB ASC 820-10-35-15A, Financial Assets in a Market That Is Not Active), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 in fiscal 2009 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Whether a Market is Not Active and a Transaction is Not Distressed (FSP FAS 157-4), which provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. The adoption of FSP FAS 157-4 in fiscal 2009 did not have a material effect on the Company’s results of operations, financial position or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159) (FASB ASC 825-10-25), Fair Value Option). SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope of SFAS No. 159 as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option are required to (i) recognize changes in fair value in earnings and (ii) expense any up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which it has elected the fair value option, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this either by reporting the fair value and non-fair-value carrying amounts as separate line items or by aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount.

The Company adopted SFAS No. 159 on July 1, 2008, but did not elect the fair value option for any existing asset or liability held at the adoption date.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)) (FASB ASC 805, Business Combinations), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008 (fiscal 2010 for the Company). Management is currently evaluating the impact, if any that SFAS No. 141(R) will have on the Company’s consolidated results of operations, financial position and cash flows.

As of July 1, 2009, the FASB formally approved the FASB Accounting Standards Codification (the Codification, or FASB ASC) as the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. At that time, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 (the first quarter of fiscal 2010 for the Company). For clarity, the Company has chosen to include Codification references, where indicated, in addition to traditional generally accepted accounting principles (GAAP) authority references in this report.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2 – ASSET IMPAIRMENT AND COMPANY RESTRUCTURINGS

Asset Impairment

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FASB ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets), the Company evaluated its long-lived assets for impairment as of June 30, 2009 due to the Company’s operating and cash flow losses in 2009 and the decrease in the Company’s market capitalization. The Company concluded that the carrying amount of the Company’s asset group was recoverable and an impairment loss should not be recognized.

In accordance with SFAS No. 144, the Company evaluated its long-lived assets, other than the long-lived assets from the recently completed Snap Server acquisition (Note 3), for impairment as of June 30, 2008 (Overland legacy assets) due to the Company’s continued operating and cash flow losses in 2008 and the Company’s forecasts for 2009 and beyond. The Company concluded that the carrying amount of the then asset group was not recoverable and an impairment loss should be recognized. An impairment charge totaling $7.4 million, related to property and equipment, was recorded in the fourth quarter of 2008. After the impairment, total property and equipment, including property and equipment acquired from Adaptec, was recorded at its estimated fair value of $1.2 million as of June 30, 2008. The estimated fair value of the Overland legacy assets was determined using the income approach, which is based on a discounted cash flow analysis, as well as consideration of the estimated value that could be realized upon sale. The assumptions used by the Company included estimates of (i) projected cash flows for a period approximating the remaining estimated useful life of the asset group, (ii) a discount rate commensurate with the implied risk in an investment in the Company and the risk of the underlying cash flows and (iii) an estimate of enterprise value.

In August 2005, the Company acquired all of the outstanding stock of Zetta Systems, Inc. (Zetta). Zetta developed data protection software that was incorporated into the Company’s ULTAMUS® Pro storage appliance, which was launched in the first quarter of fiscal 2007. ULTAMUS Pro did not generate revenue subsequent to its launch. On October 25, 2006, the Company’s Board of Directors approved the closure of the Zetta-related software development office near Seattle, Washington and the elimination of the ULTAMUS Pro product from future forecasts and sales commission goals. In accordance with SFAS No. 144, the Company evaluated the acquired technology intangible asset for impairment as of September 30, 2006, due to the significant underperformance of the ULTAMUS Pro product subsequent to its launch. Based on the Company’s revised forecasts, the Company concluded that the carrying amount of the asset was not recoverable and an impairment loss should be recognized. An impairment charge equal to the remaining intangible asset balance of $8.4 million was recorded in the first quarter of 2007, as the acquired technology was not considered to have any remaining value. In addition, in the first quarter of 2007, the Company recorded a write-down of $350,000 to cost of product sales against specific inventory associated with the ULTAMUS Pro product because it could no longer be used in production.

Restructurings

October 2006 Cost Reductions and Restructuring of Workforce

In the second quarter of fiscal 2007, the Company recorded $962,000 in severance for the termination of 28 employees in connection with an October 2006 restructuring of its worldwide workforce. In the third quarter of fiscal 2007, the Company recorded a net adjustment of $36,000 to severance for foreign employees whose settlements were estimated at the end of the second quarter of fiscal 2007. As of June 30, 2007, all severance was paid. These severance charges are included in sales and marketing expense and research and development expense in the accompanying consolidated statement of operations.

The October 2006 restructuring included the closure of the Company’s leased software development facility near Seattle, Washington, which lease expired on October 31, 2007. In the third quarter of fiscal 2007, the Company recorded a charge of $42,000 to research and development expense for the estimated fair value of the liability associated with the closure of this location.

April 2007 Cost Reductions and Restructuring of Workforce

In April 2007, the Company reduced its worldwide workforce by 14.0% worldwide, or 54 employees, in accordance with the Company’s initiatives to reduce costs and restructure its workforce. Severance related to the terminated employees was $758,000. Severance charges are included in sales and marketing expense, research and development expense and general and administrative expense in the accompanying consolidated statement of operations.

Fiscal 2009 Cost Reductions and Restructuring of Workforce

During fiscal 2009, the Company implemented several reductions in force as part of its cost-cutting initiatives. As part of the March 2009 restructuring, the Company terminated the employment of its sole employee in its Colorado facility. In April 2009, the Company vacated this facility, the lease for which expires February 2011. In the fourth quarter of fiscal 2009, the Company recorded a charge of $55,000 to research and development expense for the estimated fair value of the liability associated with vacating this facility.

The following table summarizes the activity associated with the fiscal 2009 restructurings (severance costs in thousands):

	% of Workforce	Number of Employees	Severance Costs
August 2008 (1)	13.0%	53	$352
December 2008 (2)	3.4	11	52
January 2009 (1)(4)	17.0	53	451
March 2009 (3)	11.1	29	243

		146	$1,098

(1)	Severance costs, including the Company’s payments of COBRA premiums, are included in sales and marketing expense, research and development expense and general and administrative expense.

(2)	Severance costs, including the Company’s payments of COBRA premiums, are included in sales and marketing expense and research and development expense.

(3)	Severance costs, including the Company’s payments of COBRA premiums, are included in cost of goods sold, sales and marketing expense, research and development expense and general and administrative expense.

(4)	The Company implemented a company-wide 10.0% salary reduction following the January 2009 restructuring. No amounts are reflected in these tables for such salary reduction.

The following table summarizes the activity and balances of accrued restructuring charges through fiscal 2009 (in thousands):

	Employee Related	Facilities	Total
Balance at June 30, 2007	$53	$24	$77
Cash payments	(53)	(24)	(77)

Balance at June 30, 2008	—	—	—
Accrued restructuring charges	1,098	55	1,153
Cash payments	(1,016)	(5)	(1,021)

Balance at June 30, 2009	$82	$50	$132

NOTE 3 – ACQUISITION

On June 27, 2008, the Company acquired the Snap Server® network attached storage (NAS) business (Snap Server) from Adaptec, Inc., including the brand and all assets related to the Snap Server network and desktop storage appliances. The net purchase price was $3.8 million, including $349,000 in direct acquisition costs and the adjustments discussed below, with $2.2 million paid in cash upon the closing of the transaction, and the remaining $1.4 million to be paid in cash in 12 months. In the fourth quarter of fiscal 2009, the Company and Adaptec restructured the note so that principal and interest are due in eleven unequal monthly installments beginning May 31, 2009, and ending March 30, 2010. The balance of the note as of June 30, 2009 was $1.2 million, including accrued interest of $45,000. The acquisition was made principally to broaden the Company’s capabilities by adding distributed NAS while also strengthening central and remote office data protection. The acquisition added 47 employees to the Company’s headcount.

The purchase agreement pursuant to which the Company acquired Snap Server included a working capital adjustment to the purchase price based on the value of acquired inventory and fixed assets as of the closing of the acquisition. The final working capital adjustments totaled $147,000, of which $95,000 was applied as a reduction of the promissory note the Company issued to Adaptec and as a reduction in the acquired intangible assets. During the fourth quarter of fiscal 2009, as part of continued assessment and refinement of the purchase price allocation, the Company finalized the valuation of acquired inventory and recorded an adjustment to increase the acquired intangible assets and reduce inventory by $242,000.

The purchase consideration was allocated as follows (in thousands):

Inventories	$1,341
Property and equipment	262
Customer contracts and related relationships	2,568
Acquired technology (core and existing)	1,778
Trade names and trade marks	1,284
Accrued liabilities	(1,789)
Warranty reserve	(465)
Other long-term liabilities	(1,146)

Total consideration	$3,833

Assuming the acquisition of Snap Server had occurred on July 1, 2007 and 2006, the pro forma unaudited results of operations would have been as follows (in thousands):

	June 30,
	2008	2007
Revenue	$149,600	$188,503
Loss from operations	(37,520)	(54,733)
Net loss	(39,087)	(53,999)
Net loss per share:
Basic and diluted	$(3.06)	$(4.22)

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through June 30, 2008. The accompanying consolidated statement of operations for the years ended June 30, 2009 and June 30, 2008 includes the operations of Snap Server from the date of acquisition.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS: AUCTION RATE SECURITIES

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

Level 1—Quoted market prices for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Inputs reflecting management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and are significant to the instruments valuation.

In accordance with FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FASB ASC 320-10-35-30, Step 2: Evaluate Whether an Impairment Is Other than Temporary), the Company performed a review of its investments that were in an unrealized loss position during fiscal 2009, 2008 and 2007. Based upon this review, management determined the losses to be other-than-temporary and recorded impairment losses of $1.6 million and $1.9 million, pre-tax, on its investments, specifically ARS instruments, during fiscal 2009 and 2008, respectively. This impairment is recorded in other income (expense), net, in the accompanying consolidated statements of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. Accordingly, effective April 1, 2009, the following factors are reviewed to determine whether a loss is other-than-temporary: (i) whether we intend to sell the debt security or whether it is more likely than not that we will be required to sell the debt security prior to recovery of our amortized cost basis, (ii) the length of time a security is in an unrealized loss position, (iii) the extent to which fair value is less than cost, and (iv) the financial condition and near term prospects of the issuer. Upon adoption of FSP FAS 115-2 and FAS 124-2, in the fourth quarter of fiscal 2009, the Company determined that it was more likely than not that it may be required to sell its

ARS prior to recovery of its amortized cost and accordingly, no adjustment was made to our accumulated deficit as of the adoption date. The adoption of FSP FAS 115-2 and FAS 124-2 had no impact on the Company’s results of operations, financial position or cash flows.

As of June 30, 2009, the Company’s financial assets and liabilities measured at fair value on a recurring basis consist entirely of ARS. ARS are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (generally, every 28 days), based on market demand for a reset period. ARS are bought and sold in the marketplace through a competitive bidding process referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates.

As of June 30, 2009, the Company held ARS, purchased as highly rated (AAA) investment grade securities, with a par value of $5.0 million, which are collateralized by corporate debt obligations. The two ARS instruments held by the Company were downgraded by Fitch Ratings from AAA to BB as of June 30, 2009. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact sub-prime mortgages have had on liquidity in the credit markets. As a result, the Company recognized other-than-temporary impairment losses of $1.6 million, pre-tax, during the first nine months of fiscal 2009, and $1.9 million, pre-tax, in fiscal 2008. As of June 30, 2009, the Company estimated the fair value of its ARS at $1.7 million and recorded an unrealized gain, as a separate component of shareholders’ (deficit) equity, of $0.2 million, during the fourth quarter of fiscal 2009 on these investments. The impairment losses are recorded in other expense, net, in the accompanying consolidated statement of operations. The unrealized gains are recorded in other comprehensive income in the accompanying consolidated balance sheet. As allowed by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (FASB ASC 320-10-35), the Company elected to estimate the fair value of the ARS using a probability-weighted discounted cash flow analysis. Taking into consideration the terms of these securities, the Company estimated (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities including consideration of the recent ratings downgrades and the lack of liquidity, and (iii) future expected cash flow streams. If the auctions continue to fail, or the Company determines that one or more of the assumptions used in the estimate needs to be revised, the Company may be required to record an additional impairment on these securities in the future.

The following table presents the Company’s hierarchy for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Auction rate securities	$—	$—	$1,711	$1,711

Due to the auction process having failed since July 2007, market data for identical financial assets has been unavailable for the Company to measure fair value of ARS as of June 30, 2009. Further, there were no similar financial assets identified in active or inactive markets, and the Company did not identify similar assets with other inputs that could be observed or corroborated by observable market data for substantially the full term of the similar financial asset. As a result, the Company did not utilize level 1 or level 2 inputs to measure the fair value of the ARS. Therefore, as of June 30, 2009, the Company, on a recurring basis, measures the fair value of its ARS using level 3 unobservable inputs.

The Company may attempt to liquidate these securities to meet cash needs. The Company cannot predict whether the Company will be able to liquidate these securities, and expects that any liquidation in the near term may bring less than the current fair value of these securities, as of June 30, 2009 due to the lack of market activity for these and similar instruments. It is also possible that the Company may be required to record additional impairments to these investments in future periods.

The following table summarizes the change in the balances for the year ended June 30, 2009 (in thousands):

Level 3 Auction Rate Securities
Balance at June 30, 2008	$3,118
Other than temporary impairment	(1,613)
Unrealized gain	206

Balance at June 30, 2009	$1,711

NOTE 5 – SHORT-TERM AND OTHER INVESTMENTS

In September 2008, the Company liquidated its short-term investments. As of June 30, 2009, the Company held no short-term investments.

The following table summarizes short-term investments by security type as of June 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Asset-backed securities	$1,200	$14	$1,214

The following table summarizes the contractual maturities of the Company’s short-term investments as of June 30, 2008 (in thousands):

Due in one to two years	$258
Due after five years	956

$1,214

Asset-backed securities have been allocated within the contractual maturities table above based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other expense, net, in the accompanying consolidated statement of operations.

The following table summarizes gross realized gains and gross realized losses on the Company’s short-term investments (in thousands):

	Fiscal Year
	2009	2008	2007
Realized gains	$—	$35	$—
Realized losses	(76)	(16)	(107)

	$(76)	$19	$(107)

NOTE 6 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes inventories (in thousands):

	June 30,
	2009	2008
Raw materials	$5,921	$9,383
Work in process	753	710
Finished goods	5,818	7,033

	$12,492	$17,126

The following table summarizes other current assets (in thousands):

	June 30,
	2009	2008
Prepaid third-party service contracts	$5,686	$5,988
VAT & sales tax receivable	504	602
Prepaid insurance and services	423	977
Short-term deposits	409	—
Income tax receivable	—	523
Other	388	476

	$7,410	$8,566

The following table summarizes property and equipment (in thousands):

	June 30,
	2009	2008
Computer equipment	$948	$454
Machinery and equipment	480	444
Leasehold improvements	209	218
Furniture and fixtures	71	23

	1,708	1,139
Accumulated depreciation and amortization	(601)	—

	$1,107	$1,139

Depreciation and amortization expense for property and equipment was $0.6 million, $3.1 million and $3.2 million, in fiscal 2009, 2008 and 2007, respectively. The amounts in the table above have been reduced for the fiscal 2008 impairment charge discussed in Note 2.

The following table summarizes other assets (in thousands):

	June 30,
	2009	2008
Auction rate securities	$1,711	$3,118
Deferred service contract costs	1,453	1,608
Other	142	85

	$3,306	$4,811

The following table summarizes accrued liabilities (in thousands):

	June 30,
	2009	2008
Deferred revenue—Service contracts	$12,140	$13,066
Accrued expenses	2,944	3,196
Third-party service contracts payable	1,731	1,708
Deferred revenue—Distributors	713	1,446
Accrued market development funds	495	641
Other	162	93

	$18,185	$20,150

The following table summarizes other long-term liabilities (in thousands):

	June 30,
	2009	2008
Deferred revenue—Service contracts	$4,466	$4,340
Deferred rent	1,216	1,283
Other	120	212

	$5,802	$5,835

As of fiscal 2009 and 2008, the balances of accounts receivable and accounts receivable pledged as collateral consist entirely of accounts receivable trade balances, net of allowance for doubtful accounts, including amounts due from MCF and FGI related to customer remittances that had not been remitted to the Company as of the balance sheet date.

The following table summarizes the changes in allowance for doubtful accounts (in thousands):

Fiscal year	Balance at Beginning of Year	Additions Charged to Income	Write-offs, Net of Recoveries	Deductions Credited to Income	Balance at End of Year
2009	$396	$233	$97	$—	$532
2008	374	127	105	—	396
2007	436	368	430	—	374

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30,
	2009	2008
Acquired technology	$—	$20,594
Impairment of Zetta acquired technology	—	(8,411)
Intangibles of Snap Server:
Acquired technology	1,778	1,731
Customer contracts and trade names	3,853	3,752

Adjusted cost basis	5,631	17,666
Accumulated amortization	(1,040)	(12,183)

	$4,591	$5,483

Fully amortized intangible assets as of June 30, 2008, have been excluded from the 2009 table above. Intangible assets, net, consist solely of the intangible assets acquired in the June 2008 acquisition of Snap Server. The identifiable intangible assets acquired in the Snap Server acquisition consist of existing and core technology (acquired technology), which has been assigned an estimated useful life of four years, and customer contracts and trade names, which have been assigned an estimated useful life of six years. As described in Note 3, the Company recorded working capital adjustments of $147,000 during fiscal 2009. The adjustments were recorded proportionately as an increase to the acquired intangible assets. The intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets. Estimated amortization expense for intangible assets will be $1.1 million per year in fiscal 2010, 2011 and 2012, $0.6 million in fiscal 2013 and $0.7 million in fiscal 2014.

Amortization expense of intangible assets was $1.0 million, $1.7 million and $2.5 million during fiscal 2009, 2008 and 2007, respectively. Amortization expense in fiscal 2008 related to the technology the Company acquired from Okapi Software, Inc. in June 2003, which was fully amortized as of June 30, 2008. The technology acquired from Zetta was being amortized over four years before its impairment in the first quarter of fiscal 2007.

NOTE 8 – DEBT

Debt consists of the following as of June 30, 2009 (in thousands):

	Principal	Accrued Interest	Total
Current:
Obligation under Marquette Commercial Finance (MCF) Financing Agreement	$2,605	$49	$2,654
Note payable to Anacomp, including accrued interest	1,617	69	1,686
Obligation under Faunus Group International (FGI) Financing Agreement	1,514	—	1,514
Note payable to Adaptec, including accrued interest	1,126	45	1,171

	6,862	163	7,025
Long-term:
Note payable to Anacomp	693	—	693

	$7,555	$163	$7,718

The following table summarizes the contractual payout schedule for principal and accrued interest (in thousands):

	MCF	Anacomp	FGI	Adaptec	Total
Fiscal 2010	$2,654	$1,686	$1,514	$1,171	$7,025
Fiscal 2011	—	693	—	—	693

	$2,654	$2,379	$1,514	$1,171	$7,718

MCF Financing Agreement

In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement (the MCF Financing Agreement) with Marquette Commercial Finance. Under the terms of the MCF Financing Agreement, the Company may offer to sell its accounts receivable to MCF each month during the term of the MCF Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million in gross receivables submitted, or $6.3 million in net amounts funded based upon a 70.0% advance rate. The MCF Financing Agreement may be terminated by either party with 30 days written notice. The Company is not obligated to offer accounts in any month, and MCF has the right to decline to purchase any offered accounts (invoices). During fiscal 2009, individual invoices declined by MCF were considered immaterial to the Company’s accounts receivable balance, financial position and cash flows. Net amounts funded by MCF as of June 30, 2009, based upon a 70.0% advance rate, were $2.6 million.

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

The Company accounts for the sale of receivables under the MCF Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated balance sheet in the amount of $5.7 million as of June 30, 2009, includes $3.7 million of gross receivables that have been designated as “sold” to MCF and that serve as collateral for short-term debt in the amount of $2.6 million, excluding accrued interest, as of June 30, 2009.

The Company was in compliance with the terms of the MCF Financing Agreement at June 30, 2009. Management continues to monitor the Company’s compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the permissible dilution covenant throughout fiscal 2010. A significant increase in rebates claimed as a percentage of the Company’s gross collections could lead to the Company’s failure to satisfy the dilution covenant.

Anacomp Note

In April 2009, the Company entered into a secured promissory note (the Anacomp Note) with Anacomp, Inc., one of the Company’s authorized service providers. The Anacomp Note represents a conversion of accounts payable owed by the Company to Anacomp that accumulated primarily during the third quarter of fiscal 2009, during which time the Company was negotiating an extension and other terms under its agreement with Anacomp. The Anacomp Note, as amended and restated to reflect the actual accounts payable due, is in the amount of $2.3 million and accrues simple interest at 12.0% per annum. The Anacomp Note is repayable as follows:

Payment Due	Amount
October 9, 2009	$462,000	Plus the then accrued and unpaid interest
January 8, 2010	577,500	Plus the then accrued and unpaid interest
April 9, 2010	577,500	Plus the then accrued and unpaid interest
July 9, 2010	693,000	Plus the then accrued and unpaid interest

At June 30, 2009, $1.7 million of the amount due under the Anacomp Note is recorded as current, including $0.1 million of accrued interest, and $0.7 million is recorded as long-term in the accompanying consolidated balance sheet. The Anacomp Note is secured by collateral including all of the Company’s inventory, equipment, fixtures, accounts, contract rights, general intangibles and intellectual property, excepting (i) the intellectual property purchased from Adaptec in June 2008, and (ii) any accounts receivable transferred to FGI or MCF. Anacomp’s security interest is subordinated to FGI’s security interest.

FGI Financing Agreement

In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement (the FGI Financing Agreement) with Faunus Group International. Under the terms of the FGI Financing Agreement, the Company may offer to sell its foreign non-OEM accounts receivable to FGI each month during the term of the FGI Financing Agreement, up to a maximum amount outstanding at any time of $5.0 million in gross accounts receivable submitted, or $3.75 million in net amounts funded based upon a 75.0% advance rate. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company will pay FGI a monthly collateral management fee equal to 1.09% of the average monthly balance of accounts purchased by FGI. In addition, FGI will charge the Company interest on the daily net funds employed at a rate equal to the greater of (i) 7.5% or (ii) 3.0% above FGI’s prime rate. The Company is not obligated to offer accounts in any month, and FGI has the right to decline to purchase any accounts. Net amounts funded by FGI as of June 30, 2009, based upon a 75.0% advance rate, were $1.5 million.

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

The Company accounts for the sale of accounts receivable under the FGI Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated balance sheet in the amount of $5.7 million as of June 30, 2009 includes $2.0 million of gross accounts receivable that have been designated as “sold” to FGI and that serve as collateral for short-term debt in the amount of $1.5 million as of June 30, 2009.

The Company was in compliance with the terms of the FGI Financing Agreement at June 30, 2009. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the terms of the FGI Financing Agreement throughout fiscal 2010.

Note Payable to Adaptec

In connection with the Snap Server acquisition in June 2008, the Company issued a $1.4 million promissory note in favor of Adaptec, Inc., which accrued interest at the rate of 4.0% per annum and is secured by intellectual property related to the Snap Server business. Principal and interest under the note were originally due in one installment on June 27, 2009. In the fourth quarter of fiscal 2009, the Company and Adaptec restructured the note so that principal and interest are due in eleven unequal monthly installments beginning May 31, 2009, and ending March 30, 2010. As of June 30, 2009, principal and accrued interest totaled $1.2 million.

NOTE 9 – INCOME TAXES

FIN No. 48 Implementation

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN No. 48) (FASB ASC 740-10-30-5, Deferred Tax Expense (or Benefit)). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB ASC 740, Income Taxes), and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN No. 48 in fiscal 2008. The total unrecognized tax benefit as of the date of adoption was $0.7 million, which included an additional $0.1 million of unrecognized tax benefits that were recorded as part of the adoption as an increase to the Company’s accumulated deficit.

The following is a summary of the changes in the amount of unrecognized tax benefits (in thousands):

	Fiscal Year
	2009	2008
Unrecognized tax benefits at the beginning of the period	$509	$734
Decrease in unrecognized tax benefit for lapse of statute of limitations.	(29)	(225)
Decrease in unrecognized tax benefits relating to settlements with tax authorities during fiscal 2009	(147)	—

Unrecognized tax benefits as of June 30, 2009	$333	$509

At June 30, 2009, $0.1 million of the unrecognized tax benefits, excluding interest, are presented as a component of current income taxes payable or other long-term liabilities in the accompanying consolidated balance sheet and $0.2 million is presented as a reduction of the related deferred tax asset for which there is full valuation allowance. The entire amount of unrecognized tax benefits at June 30, 2009 will affect the effective tax rate if recognized. However, the portion that would be recognized as an increase to deferred tax assets may result in a corresponding increase in the valuation allowance at the time of recognition resulting in no net effect to the effective tax rate, depending upon the Company’s assessment of the likelihood of realization of the tax benefits at the time they are recognized.

The Company believes it is reasonably possible that, within the next twelve months, the amount of unrecognized tax benefits may be reduced by approximately $45,000 due to the settlement of pending claims for refund and the expiration of statute of limitations for certain years.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. Upon adoption of FIN No. 48 and through June 30, 2009, the Company did not record any material amounts of interest or penalties.

During fiscal 2009, the Company’s liability for unrecognized tax benefits decreased by $0.2 million due to (i) the settlement of pending claims for refund with the tax authorities, and (ii) the expiration of the statute of limitation for certain years. The full amount was recognized as a tax benefit in the Company’s financial statements.

The Company is subject to federal and state taxation in the United States and also in certain foreign tax jurisdictions. Generally, the Company’s tax returns for fiscal 2005 and forward are subject to examination by the U. S. federal tax authorities and fiscal 2004 and forward are subject to examination by state tax authorities.

Potential Section 382 Limitation

The Company’s ability to use its net operating loss (NOL) and research and development (R&D) credit carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN No. 48. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.

The components of loss before income taxes were as follows (in thousands):

	Fiscal Year
	2009	2008	2007
Domestic	$(19,058)	$(32,799)	$(44,806)
Foreign	1,060	1,172	970

	$(17,998)	$(31,627)	$(43,836)

The provision for income taxes includes the following (in thousands):

	Fiscal Year
	2009	2008	2007
Current:
Federal	$(251)	$(87)	$132
State	10	76	(55)
Foreign	271	409	345

Total current	30	398	422

Deferred
Federal	—	—	(134)
State	—	—	(13)
Foreign	—	—	—

Total deferred	—	—	(147)

Total provision for income taxes	$30	$398	$275

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to loss before income taxes to the total income tax provision reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year
	2009	2008	2007
U.S. federal income tax at statutory rate	$(6,119)	$(10,753)	$(14,904)
State income taxes, net of federal benefit	(886)	(1,069)	(1,902)
Increase in valuation allowance	7,143	11,668	17,214
Share-based compensation expense	73	252	(30)
Favorable IRS settlement and statute expirations	(251)	(54)	(82)
Federal R&D tax credit	(112)	(27)	(178)
Permanent differences	140	234	72
Other, net	42	147	85

Total provision for (benefit from) income taxes	$30	$398	$275

Deferred income taxes comprised (in thousands):

	June 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$28,648	$21,781
Warranty and extended warranty	3,287	3,410
Property and equipment	2,827	2,242
Tax credits	2,283	1,933
Inventory	2,088	1,672
Share-based compensation	735	715
Intangible assets	921	714
Vacation and deferred compensation	269	580
Allowance for doubtful accounts	200	148
Other	27	800

Gross deferred tax asset	41,285	33,995

Valuation allowance for deferred tax assets	(41,285)	(33,995)

Net deferred tax asset	$—	$—

The ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. SFAS No. 109, Accounting for Income Taxes (FASB ASC 740, Income Taxes), considers recent losses to be significant negative evidence that is difficult to overcome by forecasts of future taxable income to support the realization of deferred tax assets. The Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that management believes is more likely than not to be realized. The Company continues to maintain a full valuation allowance at June 30, 2009 against its net deferred tax asset.

At June 30, 2009, the Company has federal and state net operating loss carryforwards of $76.7 million and $52.1 million, respectively. These amounts include share-based compensation deductions of $1.0 million that will be recorded to contributed capital when realized. The remaining federal net operating loss will begin expiring in 2023, unless previously utilized. State net operating loss carryforwards generally begin to expire in 2016, unless previously utilized.

At June 30, 2009, the Company had federal and California research and development tax credit carryforwards totaling $0.7 million and $2.0 million, respectively. The California research credit may be carried forward indefinitely. The federal research credit will begin expiring in 2025, unless previously utilized. In addition, the Company has foreign tax credit carryforwards totaling $0.3 million, which will begin expiring in 2015, unless previously utilized. The Company has federal alternative minimum tax credit carryforwards totaling $0.2 million that can be carried forward indefinitely.

NOTE 10 – COMMON STOCK

Share repurchase program

In October 2005, the Company’s Board of Directors expanded the Company’s share repurchase program to allow for the purchase of up to 2.5 million shares of its common stock with no fixed dollar amount. During the first quarter of fiscal 2007, an aggregate of approximately 373,000 shares were repurchased at a cost of approximately $2.7 million. In October 2006, the Company’s Board of Directors terminated the share repurchase program. There were no share repurchases after the first quarter of fiscal 2007.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Option Plans

The Company has five active stock option plans administered by the Compensation Committee of the Board of Directors. As of June 30, 2009, the Company had reserved an aggregate of 7.8 million shares of common stock for issuance under its five active plans: 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Stock Option Plan, 2001 Supplemental Stock Option Plan (2001 Plan) and the 2003 Equity Incentive Plan (2003 Plan) (collectively, the Option Plans). The Option Plans provide for the granting of stock options. In addition, the 2003 Plan provides for the granting of restricted stock and stock appreciation rights. The Option Plans were approved by the Company’s shareholders with the exception of the 2001 Plan. Currently, the Company may grant new awards only from the 2003 Plan. The 2003 Plan provides for an automatic annual grant to each non-employee director of non-statutory options to purchase 18,000 shares of common stock.

Certain options issued under selected plans allow for 100% vesting of outstanding options upon a change of control of the Company (if replacement options are not issued) or upon death or disability of the optionee. Options granted generally vest over a three-year period. Options generally expire after a period not to exceed ten years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2003 Plan and within 30 days under the other Option Plans, or upon death or disability, in which cases an extended six- or twelve-month exercise period is specified. As of June 30, 2009, approximately 3.5 million shares were reserved for issuance upon exercise of outstanding options and approximately 749,000 shares were available for grant under the Option Plans.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions noted in the following table. Separate groups of employees that have similar historical exercise behavior are being considered separately in determining certain valuation assumptions. Expected volatilities are based on the historical volatility of the Company’s stock using daily pricing. In accordance with SFAS No. 123(R), the Company applies a forfeiture rate based upon historical pre-vesting option cancellations. The expected term of options granted is estimated based on a number of factors, including but not limited to the vesting term of the award, historical employee exercise behavior (for both options that have run their course and outstanding options), the expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate is determined based upon a U.S. constant rate Treasury Security with a contractual life approximating the expected term of the option. Weighted-average ranges below result from certain groups of employees exhibiting different behavior:

Fiscal Year
	2009	2008	2007
Expected volatility	55.7-106.7%	52.1-53.1%	63.6-65.9%
Risk-free interest rate	1.6-3.4%	4.1-4.2%	4.6-4.8%
Dividend yield	—	—	—
Expected term (in years)	5.1-6.0	3.1-3.4	5.5-6.4

The stock option activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2008	2,637	$4.08
Granted	1,670	0.38
Exercised	—	—
Canceled/forfeited	(809)	3.87

Options outstanding at June 30, 2009	3,498	$2.36	3.36	$257

Exercisable outstanding at June 30, 2009	2,359	$3.35	2.60	$65

During fiscal 2009, 2008 and 2007, the Company recorded share-based compensation associated with outstanding stock option grants of $0.3 million, $1.0 million and $0.3 million, respectively. As of June 30, 2009, there was $0.1 million of total unrecognized compensation expense related to non-vested stock options granted under the Option Plans, prior to June 30, 2009. This expense, associated with non-vested options granted prior to June 30, 3009, is expected to be recognized over a weighted-average period of 1.47 years.

The following table summarizes information about stock options for fiscal 2009, 2008 and 2007 (in thousands, except per share amounts):

	Fiscal Year
	2009	2008	2007
Weighted-average grant date fair value per share of options granted with exercise prices:
Less than fair value	$—	$—	$—
Equal to fair value	0.26	0.63	3.07
Greater than fair value	—	—	3.90
Intrinsic value of options exercised	—	—	6
Cash received upon exercise of stock options	—	—	16
Actual tax benefit realized for the tax deductions from option exercise	—	—	—
Total income tax benefit recognized in the statement of operations	—	—	—

Restricted Stock Awards

In April 2005, the Company issued two restricted stock awards for 50,000 shares each to its former Chief Executive Officer. At June 30, 2007, 16,667 shares were vested, 83,333 shares were canceled and no shares were subject to repurchase. The two awards are described separately below.

The first award (the Service Award) vested as follows: 16,667 shares, 16,667 shares and 16,666 shares on January 1, 2006, 2007 and 2008, respectively. In accordance with Accounting Principles Board (APB) No. 25, the Service Award was a fixed award. Therefore, compensation expense was recorded for the fair value of the Company’s common stock less any amounts paid by the employee. The fair value of the Service Award was $10.86 per share (the market value of the stock on the date of issuance) or $0.5 million, which was recorded as deferred compensation in accordance with APB No. 25. In November 2006, in connection with the termination of the Chief Executive Officer, the unvested shares reverted to the Company and the Company reversed $0.2 million of share-based compensation expense previously recognized, post SFAS 123(R) adoption, associated with shares canceled prior to vesting.

The second award (the Market Award) vested as follows: 12,500 shares, 12,500 shares and 25,000 shares, if the volume weighted daily average stock price of the Company for ten consecutive trading days were to reach $20.00, $25.00 and $30.00 (collectively, the target stock price), respectively, on or before January 1, 2008. Based upon the market values of the Company’s common stock through June 30, 2005, satisfaction of the vesting conditions was not considered probable by management and therefore in accordance with APB No. 25, no compensation expense was recorded. Upon adoption of SFAS No. 123(R), on July 4, 2006, the Company began recognizing compensation expense associated with this award. The weighted-average grant date fair value of this restricted stock award was estimated at $5.73, using a trinomial option pricing model based on the following assumptions: expected volatility of 54.2%, risk-free interest rate of 3.8%, dividend yield of 0.0% and an expected term of 978 days. Commencing with the adoption of SFAS No. 123(R), expense was recognized in the accompanying consolidated statement of operations with offsetting credits to common stock. In November 2006, in connection with the termination of the Chief Executive Officer, the unvested shares reverted to the Company and the Company reversed all previously recognized share-based compensation expense of $0.1 million as all shares subject to the Market award were canceled prior to vesting.

In August 2005, the Company issued an aggregate of 64,625 restricted shares of common stock to new hires, 15,000 shares of which vested annually over a period of three years in equal increments and 49,625 shares of which vested annually over a period of five years in equal increments, in each case subject to continuing service by the recipient of the restricted stock. The fair value of the restricted stock was $7.84 per share (the market value of the stock on the date of issuance), or $0.5 million, and was to be recorded to compensation expense, net of related forfeitures, over the requisite service periods of the awards. In fiscal 2007, $0.1 million of share-based compensation expense previously recognized was reversed due to the cancellation of shares prior to vesting in excess of the amount previously estimated. At June 30, 2007, 9,075 shares were vested, 55,550 shares were canceled and no shares were subject to repurchase.

During fiscal 2009 and 2008, there was no activity related to restricted stock awards and as of June 30, 2009 and 2008, the Company had no restricted stock awards outstanding.

The following table summarizes information about restricted stock awards vested during fiscal 2009, 2008 and 2007 (in thousands):

	Fiscal Year
	2009	2008	2007
Fair value of vested restricted stock awards	$—	$—	$62

1996 and 2006 Employee Stock Purchase Plans

In February 1997, the Company adopted the 1996 Employee Stock Purchase Plan (1996 ESPP), which expired January 31, 2007. The 2006 Employee Stock Purchase Plan (2006 ESPP) replaced the 1996 ESPP effective February 1, 2007. A total of 500,000 shares of common stock have been reserved under the 2006 ESPP for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The 2006 ESPP is qualified under Section 423 of the Code and permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares in any one offering period.

Effective with the offering period beginning in August 2005, the purchase price of common stock under the 1996 ESPP was determined as a percentage not less than (i) 85.0% (the Designated Percentage) of the fair market value of the common stock on the last day of the offering period, subject to the Compensation Committee’s discretion, or (ii) the lower of (a) the Designated Percentage of the fair market value of the common stock on the first day of the offering period or (b) the Designated Percentage of the fair market value of the common stock on the last day of the offering period. In August 2005, the Compensation Committee determined the purchase price to be 95.0% of the fair market value of the common stock on the last day of each offering period, beginning with the August 2005 offering. As a result, the 1996 ESPP was not compensatory under SFAS No. 123(R) for the periods presented. The purchase price of common stock under the 2006 ESPP is determined in the same manner as under the 1996 ESPP.

During fiscal 2009, 2008 and 2007, the Company issued 13,000, 16,000 and 23,000 shares, respectively, under the 1996 ESPP and the 2006 ESPP for combined proceeds of $9,000, $26,000 and $0.1 million, respectively. As of June 30, 2009, 471,000 shares were available under the 2006 ESPP.

NOTE 12 – 401(k) PLAN

The Company maintains an employee savings and retirement plan (the 401(k) Plan) covering all of the Company’s employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. Through October 2008, the Company matched employee contributions at 75%, up to 6% of an employee’s pretax income. The totals of these employer contributions were $0.2 million, $0.6 million and $0.7 million in fiscal 2009, 2008 and 2007, respectively. As part of the Company’s cost reduction efforts, the Company has not made matching contributions since October 2008.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office, production and sales facilities under non-cancelable operating leases that expire in various years through fiscal year 2018. The leases provide for biennial or annual rent escalations intended to approximate increases in cost of living indices, and certain of the leases provide for rent abatement. The Company has a five-year option to renew its lease on its San Diego headquarters facility. Future minimum lease payments under these arrangements are as follows (in thousands):

Minimum Lease Payments
Fiscal 2010	$4,175
Fiscal 2011	3,644
Fiscal 2012	3,648
Fiscal 2013	3,754
Fiscal 2014	2,544
Thereafter	985

$18,750

Rental expense is recognized on a straight-line basis over the respective lease terms and was $4.6 million, $4.0 million and $4.1 million in fiscal 2009, 2008 and 2007, respectively.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at June 30, 2009, will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial information (in thousands, except per share data) for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated condensed financial statements, which in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information. These operating results are not necessarily indicative of results for any future period.

	Fiscal 2009
	Q1	Q2	Q3	Q4	Total
Net revenue	$32,303	$28,949	$22,276	$22,093	$105,621
Gross profit	8,722	7,724	6,344	6,378	29,168
Loss from operations	(6,907)	(4,889)	(3,265)	(1,783)	(16,844)
Loss before income taxes	(7,030)	(5,128)	(3,235)	(2,605)	(17,998)
Net loss	(6,906)	(5,152)	(3,305)	(2,665)	(18,028)

Net loss per share:
Basic and diluted	$(0.54)	$(0.40)	$(0.26)	$(0.21)	$(1.41)

	Fiscal 2008
	Q1	Q2	Q3	Q4	Total
Net revenue	$32,901	$34,060	$31,794	$28,945	$127,700
Gross profit	6,472	7,782	7,697	6,105	28,056
Loss from operations	(4,654)	(6,091)	(4,672)	(15,041)	(30,458)
Loss before income taxes	(4,466)	(6,349)	(4,864)	(15,948)	(31,627)
Net loss	(4,521)	(6,504)	(4,935)	(16,065)	(32,025)

Net loss per share:
Basic and diluted	$(0.35)	$(0.51)	$(0.39)	$(1.26)	$(2.51)

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition or disclosure in the financial statements through the date of issuance of this report on September 9, 2009.

Issuance of Stock Options

On July 16, 2009, as a retention initiative the Company granted stock options to employees to acquire, in the aggregate, 549,000 shares of common stock with an exercise price of $0.55 per share to its employees. These options vest monthly over three years and expire on the sixth anniversary of the grant. In addition, the Company granted an option to acquire 75,000 shares of common stock with an exercise price of $0.55 per share to Mr. Walsky the Company’s recently appointed Vice President of EMEA sales.

Vice President of Worldwide Sales and Marketing

On July 22, 2009, the Company announced that it appointed Jillian Mansolf as its Vice President of Worldwide Sales and Marketing. Ms. Mansolf was granted an option to acquire 120,000 shares of common stock with an exercise price of $0.55 per share.