Form 10-K/A
period 2009-06-28
OVERLAND STORAGE INC
filed 2009-10-07
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of September 28, 2009, the number of outstanding shares of the registrant’s Common Stock was 12,778,050.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by Overland Storage, Inc. as an amendment to our Annual Report on Form 10-K for the fiscal year ended June 28, 2009 to amend and restate Part III, Items 10-14, and Part IV, Item 15 in their entirety. An updated certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is also filed with this Amendment No. 1 on Form 10-K/A.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

Directors of the Registrant

The directors, their ages, duration as directors, and positions held as of October 7, 2009, are as follows:

Name	Age	Director Since	Position	Committee Membership
Robert A. Degan	70	2000	Independent Director	Audit (Chairman) and Compensation
Nora M. Denzel	47	2007	Independent Director	Audit and Compensation (Chairman)
Eric L. Kelly	51	2007	Chief Executive Officer	None
Scott McClendon	70	1991	Chairman of the Board (Independent Director)	Nominating and Governance
Michael Norkus	63	2004	Independent Director	Audit and Nominating and Governance (Chairman)

Each of the above-listed committee members served in such capacity for all of the last fiscal year, except (i) Ms. Denzel who was appointed to the Audit Committee in February 2009; and (iii) Mr. McClendon who was appointed to the Nominating and Governance Committee in February 2009.

During the last fiscal year (i) Ms. Denzel was a member of the Nominating and Governance Committee until February 2009 and (ii) Mr. Kelly was a member of the Audit Committee and Nominating and Governance Committee until January 2009 when he resigned following his appointment as our Chief Executive Officer.

During the last fiscal year, William Miller served on the Compensation Committee and the Nominating and Governance Committee. Mr. Miller resigned from the Board and these committees in September 2009.

The terms of all directors will expire at the next annual meeting of shareholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms.

There are no family relationships between any of the directors or executive officers of our company, and there are no arrangements or understandings between any of the directors and any other person pursuant to which such director was or is selected as a director.

The Company has a standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Robert A. Degan, Nora M. Denzel and Michael Norkus.

In addition to being independent under NASDAQ Marketplace Rule 5000(a)(19), all members of the Audit Committee must meet the additional independence standards for audit committee members set forth in SEC Rule 10A-3(b)(1) and NASDAQ Marketplace Rule 5605(c)(2)(A). The Board of Directors has determined that Mr. Degan qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

Biographical Information of Directors

Robert A. Degan has been a private investor since January 2000. From November 1998 to December 1999, Mr. Degan served as General Manager of the Enhanced Services & Migration Business Unit (formerly, Summa Four, Inc.) of Cisco Systems, Inc., an Internet networking company. From July 1998 to November 1998, he was Chairman, President and Chief Executive Officer of Summa Four, Inc., and from January 1997 to July 1998 he served as its President and Chief Executive Officer and as a director. Mr. Degan retired from the board of directors of CaminoSoft Corp. in December 2007, FlexiInternational Software, Inc. in July 2006 and Gensym Corporation in May 2005. Mr. Degan was formerly on the research staff at Massachusetts Institute of Technology (MIT).

Nora M. Denzel has served as the Senior Vice President of payroll services at Intuit, Inc., a provider of business and financial management software, since February 2008. From February 2006 to January 2008, Ms. Denzel served as an independent consultant to technology companies. From August 2000 to February 2006, she held several executive level positions in technology with Hewlett-Packard Company, a global manufacturer of computing, communications and measurement products and services, including: Senior Vice President/General Manager Software Global Business Unit (May 2002 to February 2006); Senior Vice President Adaptive Enterprise (June 2004 to May 2005); and Vice President Storage Organization (August 2000 to May 2002). Prior to HP, she served as Senior Vice President of Product Operations from February 1997 to August 2000 at Legato Systems, Inc. Her initial corporate experiences were at IBM, where she began her career as a software engineer and then served in several marketing, engineering, and executive level positions, including the business line manager of IBM’s portfolio of storage management software products. Ms. Denzel also serves on the board and advisory boards of several privately-held organizations.

Eric L. Kelly has served as our Chief Executive Officer since January 2009 and a member of our Board of Directors since November 2007. From April 2007 to January 2009, he served as president of Silicon Valley Management Partners Inc., a management consulting and M&A advisory firm, which he co-founded in April 2007. From July 2004 to August 2006, Mr. Kelly was Vice President and General Manager of storage systems solutions at Adaptec, Inc. From August 2002 to July 2004, he served as President and CEO of Snap Appliance, Inc., which was acquired by Adaptec. From March 2000 to June 2002, Mr. Kelly served as President, Network Systems Division of Maxtor Corporation. Prior to Maxtor, he served as the Chief Operating Officer of Isyndicate, Inc. From July 1998 to January 2000 he was the Enterprise Vice President for Dell Computer Corporation. From 1980 to 1998 he served in executive or managerial roles with Netpower Incorporated, Diamond Multimedia Systems Incorporated, Conner Peripherals Incorporated, Marq Technologies Incorporated and IBM.

Scott McClendon has served as Chairman of our Board since March 2001. From November 2006 to August 2007, he served as our Interim President and Chief Executive Officer and as our President and Chief Executive Officer from October 1991 to March 2001, when he was named our Chairman of the Board, and continued as an executive officer and employee until June 2001. Mr. McClendon has been a business consultant since June 2001. Mr. McClendon was employed by Hewlett-Packard Company, a global manufacturer of computing, communications and measurement products and services, for over 32 years in various positions in engineering, manufacturing, sales and marketing. He last served as the General Manager of the San Diego Technical Graphics Division and Site Manager of Hewlett-Packard in San Diego, California. Mr. McClendon is a director of Procera Networks, Inc. (AMEX:PKT), a network equipment company.

Michael Norkus is the President of Alliance Consulting Group, a strategy consulting firm, which he founded in 1986. From 1975 to 1986, Mr. Norkus served as a Vice President of Boston Consulting Group where he was a founding member of the firm’s Munich, Germany office. Mr. Norkus is a member of the Board of Directors of Acco Brands Corporation (NYSE:ABD), a worldwide supplier of office products.

Executive Officers of the Registrant

The executive officers, their ages, positions held and biographical information as of October 7, 2009, are as follows:

Name	Age	Position
Eric L. Kelly	51	Chief Executive Officer
Christopher Gopal	57	Vice President of Worldwide Operations
Kurt L. Kalbfleisch	42	Vice President of Finance, Chief Financial Officer and Secretary
Jillian Mansolf	43	Vice President of Worldwide Sales and Marketing
Ravi Pendekanti	41	Vice President of Product Management and Business Development

Eric L. Kelly is a director. See the description of his business experience above.

Christopher S. Gopal, Ph.D. joined us as our Vice President of Worldwide Operations in September 2009. Prior to joining us, Dr. Gopal was with Applied Solar, Inc. as their Chief Operating Officer from November 2008 to August 2009 and Executive Vice President, World Wide Operations from November 2007 to November 2008. Applied Solar filed for protection under Chapter 11of the U.S. Bankruptcy Code in July 2009. From November 2006 to October 2007, he was a director at Deloitte Consulting, and served as an independent consultant to electronics manufacturing firms from September 2005 to November 2006. He was the vice president of Commercial Supply Chain at SAIC from June 2003 to August 2005. Dr. Gopal was the vice president of Global Supply Chain Services at Unisys from November 2001. He has served as Vice President Worldwide Operations for Dell Computer and as a senior partner and director of Ernst & Young’s Global Supply Chain & Operations Consulting Services. He has worked and consulted for many of the leading worldwide companies in the technology and consumer product industries, where he has helped develop supply chain strategy and information strategy, source products, and then executed those strategies. Dr. Gopal has been an invited speaker and panel member at leading supply chain and information technology forums and co-authored three books, including “Supercharging Supply Chains: New Ways to Increase Value through Global Operational Excellence.”

Kurt L. Kalbfleisch has served as our Chief Financial Officer since February 2008, as our Vice President of Finance since July 2007, and as our Secretary since October 2009. He served as our Interim Chief Financial Officer from August 2007 to February 2008. Mr. Kalbfleisch has been an employee of our company since December 1993 and has served in key management roles in our finance department during that time. Prior to joining our company, Mr. Kalbfleisch worked as a manufacturing budget analyst for McDonnell Douglas Corporation, a major aerospace manufacturer and defense contractor, from July 1989 to December 1993.

Jillian Mansolf has served as our Vice President of Worldwide Sales and Marketing since joining us in July 2009. From August 2008 to June 2009, Ms. Mansolf served as Senior Vice President of Worldwide Sales and Marketing for Data Robotics, Incorporated, a developer of data storage products. From May 2006 to July 2008 she was Vice President of Worldwide Marketing & Product Management for Motion Computing, a creator of tablet personal computers. From November 2002 to February 2005, Ms. Mansolf was Vice President of Worldwide Sales and Channel Marketing for Snap Appliance, a designer and manufacturer of NAS and SAN software and hardware products through the acquisition by Adaptec Corporation. The Snap division of Adaptec was acquired by Overland in June 2008. From December 2001 to November 2002 she was Vice President of Worldwide Sales and Marketing for Maxtor Corporation, a manufacturer of hard, external and portable drives. Prior to that time, Ms. Mansolf held key positions for Dell Computer Corporation from 1997 to 2001 serving first as a Director of Marketing for Workstation Products and Services from June 1997 to April 1998 and later as an Area Vice President for the Large Corporate Accounts Division from May 1998 to December 2001. Prior to her tenure with Dell, she held sales management positions with Netpower Incorporated and Tandon Computer Corporation.

Ravi Pendekanti joined us in April 2008 as our Vice President of Worldwide Marketing and was Vice President of Worldwide Sales from August 2008 to June 2009. In July 2009, Mr. Pendekanti’s became Vice President of Business Development and Solutions. Prior to joining Overland, Mr. Pendekanti was Solutions Executive at Silicon Graphics, Inc., a provider of server, storage and visualization solutions, from December 2006 to April 2008. From January 2005 to August 2006 he was Senior Director, Intellectual Capital Capture and Solutions, at Sun Microsystems, Inc., a provider of network computing infrastructure solutions. From April 2004 to January 2005 he was the Vice President of Worldwide Marketing for Intransa, Inc., a maker of disk-based storage devices. During the period of 1997 to 2004, he served in a number of management roles with Sun Microsystems, Inc., including Senior Product Manager, Systems Management (February 1997 to June 1998), Product Line Manager, Systems Management and Resource Marketing (July 1998 to March 2001), Director, Reference Architectures Marketing (April 2001 to April 2003), and Senior Director, Reference Architecture (April 2003 to April 2004). During the period of 1990 to 1997, he held various marketing management roles at Hewlett-Packard Company, Compuware Corporation and Network General Corporation.

Executive officers serve at the pleasure of the board of directors. There are no arrangements or understandings between any officer and any other person pursuant to which such executive officer was or is to be selected as an executive officer. There are no family relationships between any executive officer, director or person nominated by the company to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on copies of these reports provided to us and written representations that no other reports were required, we believe that these persons met all of the applicable Section 16(a) filing requirements during fiscal 2009.

Code of Business Conduct and Ethics

We have adopted the Overland Storage, Inc. Code of Business Conduct and Ethics, which applies to our directors, executive officers and employees. A copy of the Code of Business Conduct and Ethics is publicly available on our website at www.overlandstorage.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code applying to our principal executive officer or our principal financial or accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Item 11.	Executive Compensation.

Director Compensation Table for Fiscal Year 2009

The following table provides compensation information for the year ended June 28, 2009 for each non-employee member of our Board. See the Summary Compensation Table below for information related to the compensation of Mr. Kelly and Mr. LoForti who were directors in Fiscal Year 2009 and who also served as executive officers during the fiscal year.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)(3)	Total
Robert A. Degan	$61,050	$4,736	$65,786
Nora M. Denzel	$56,800	$4,462	$61,262
Scott McClendon	$71,500	$7,766	$79,266
William J. Miller	$54,150	$4,736	$58,886
Michael Norkus	$58,150	$4,736	$62,886

(1)	Commencing in September 2008, non-employee director fees were accrued rather than paid out. It is expected that such accrued fees will be paid in 2009 and/or 2010. The fees also reflect a company-wide temporary 10% reduction in compensation that was instituted on January 8, 2009 by the Compensation Committee.

(2)	The amounts listed in this column represent the dollar amount we recognized for financial statement reporting purposes with respect to fiscal 2009 (for awards made both in and before fiscal 2009), disregarding an estimate of forfeitures related to service-based vesting conditions, under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” or SFAS No. 123(R). For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, see Note 11 to the consolidated financial statements included in our annual report on Form 10-K for the year ended June 28, 2009.

(3)	At fiscal year 2009 end, the number of shares subject to outstanding option awards for each director were as follows: Mr. Degan—157,000, Ms. Denzel—36,000, Mr. McClendon—194,000, Mr. Miller—61,500, and Mr. Norkus—72,000.

Overview of Non-Employee Director Compensation and Procedures

We compensate non-employee directors through cash and equity-based compensation. Each non-employee director receives a quarterly retainer of $5,000, plus $2,500 for each Board meeting attended ($1,250 if held telephonically). The Chairman of the Board receives an additional $2,500 per quarter. Members of the Audit Committee and the Compensation Committee each receive an additional retainer of $500 per quarter. Members of the Nominating and Governance Committee receive $500 for each committee meeting attended ($250 if held telephonically and no fee if held the same day as a Board meeting). We also reimburse expenses incurred by non-employee directors to attend meetings.

In addition to the above fees, each non-employee director receives stock options to acquire our common stock. Under the option grant formula provided in the company’s 2003 Equity Incentive Plan (2003 Plan), each continuing non-employee director annually receives a nonqualified stock option to purchase 18,000 shares on the same date as our annual meeting of shareholders. These options have a per share exercise price equal to the fair market value of a common share on the date of grant and vest in equal monthly installments over a 12-month period-from the grant date. Effective as of November 2007, these stock option grants have a maximum exercise term of six years. Under the 2003 Plan, when a new non-employee director joins the Board, such director will be awarded a new stock option for a number of shares determined by multiplying 1,500 by the number of months remaining until the next scheduled annual meeting of shareholders, giving credit for any partial month. Such option will vest at the rate of 1,500 shares per month and will become fully-vested as of the next annual meeting of shareholders.

In September 2008, in an effort to maximize the company’s working capital, we began to accrue the cash fees that are paid to our directors for Board and committee service. It is expected that these fees will be paid in 2009 and/or 2010 after the Compensation Committee determines to resume making payment of such fees.

On December 9, 2008, Ms. Denzel and Messrs. Degan, Kelly, McClendon, Miller and Norkus each received an annual option grant under the 2003 Plan to purchase 18,000 shares at a per share exercise price of $0.25. In connection with his service on an ad hoc committee formed to review and assist with our company’s operating plan, on January 27, 2009, Mr. McClendon received a fully vested stock option grant under the 2003 Plan to purchase 15,000 common shares at a per share exercise price of $0.26.

In April 2009, the Board, upon the recommendation of the Compensation Committee, agreed to compensate Mr. Kelly with $50,000 in director fees related to his service as chair of an ad hoc committee formed to review and assist with our company’s operating plan from December 9, 2008 to January 26, 2009. Such amount will be paid to Mr. Kelly at the same time in the future as the Compensation Committee determines to pay out the accrued director fees.

Summary Compensation Table for Fiscal Year 2009

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended June 28, 2009.

Name and Principal Position	Fiscal Year	Salary ($) (1)		Bonus ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)

Eric L. Kelly Chief Executive Officer (5)	2009	167,692		—	48,311	119,496	335,499

Vernon A. LoForti Former Chief Executive Officer, President and Secretary (6)	2009 2008	356,385 388,989		— —	17,167 154,672	17,111 26,717	390,663 570,378

Kurt L. Kalbfleisch Vice President of Finance, Chief Financial Officer and Secretary	2009 2008	208,125 233,237	(7)	10,000 30,000	19,195 56,616	30,075 32,757	267,395 352,610

Ravi Pendekanti Vice President of Business Development and Solutions	2009	238,462		—	41,361	16,435	296,258

W. Michael Gawarecki Former Vice President of Operations (8)	2009	257,538		—	20,101	21,395	299,034

(1)	As part of a cost reduction effort, the Compensation Committee instituted on January 8, 2009 a company-wide temporary 10% reduction in salaries for executive officers, employees, and Board members. The salaries for Messrs. Kelly and LoForti were established on January 27, 2009, after the implementation of the 10% reduction. Mr. Kelly’s salary will therefore not be subject to an automatic increase when the 10% salary reduction is lifted.

(2)	With respect to Mr. Kalbfleisch, reflects a quarterly retention bonus of $10,000 paid in October 2007, January 2008, April 2008 and July 2008.

(3)	Amounts listed in the “Option Awards” columns represent the dollar amount we recognized for financial statement reporting purposes with respect to fiscal 2009 (for awards made both in and before fiscal 2009), disregarding an estimate of forfeitures related to service-based vesting conditions, under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” or SFAS No. 123(R). For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards in each fiscal year, see Note 11 to the consolidated financial statements included in our annual report on Form 10-K for the year ended June 28, 2009. As reflected in the Outstanding Equity Awards table below, on January 27, 2009, each of the named executive officers received an option grant under the 2003 Plan to acquire shares of the company’s common stock with a per share exercise price equal to the closing price of our share price on the date of grant.

(4)	Amounts listed in this column reflect: (i) non-employee director fees that were earned by Mr. Kelly during the period of June 29, 2008 through January 26, 2009, (ii) company matching contributions that we made on behalf of our named executive officers under our 401(k) plan, (iii) premiums we paid on their behalf for term life and disability insurance, (iv) premiums we paid on their behalf for medical and dental insurance, (v) out-of-pocket medical expenses we paid on their behalf (including health club memberships), (vi) travel, lodging, and car rental expenses we paid for Messrs. Kelly and Pendekanti in San Diego, California, which is not their principal place of residence, (vii) tax restoration payments to Mr. Kelly with respect to travel, lodging or auto expense reimbursements which were taxable to Mr. Kelly and (viii) home office expenses. The amounts paid to the named executive officers in fiscal 2009 included the following:

Name	Non- Employee Director Fees ($)	401k Match ($)	Life/ Disability Insurance Premiums ($)	Medical/ Dental Premiums ($)	Out-of- Pocket Medical Expenses ($)	Living Expenses ($)	Tax Restor- ation ($)	Home Office ($)	Total ($)
Eric L. Kelly	91,625	—	843	3,475	2,785	13,138	7,630	—	119,496
Vernon A. LoForti	—	—	2,357	12,673	2,081	—	—	—	17,111
Kurt L. Kalbfleisch	—	3,115	1,649	20,601	4,350	—	—	360	30,075
Ravi Pendekanti	—	—	1,782	—	—	14,653	—	—	16,435
W. Michael Gawarecki	—	3,738	1,437	14,440	1,780	—	—	—	21,395

(5)	Mr. Kelly has served as our Chief Executive Officer since January 27, 2009. Since commencing his service as an executive officer, Mr. Kelly has not accrued further non-employee director fees other than the fee of $50,000 for service on an ad hoc committee formed to review and assist with our company’s operating plan.

(6)	Mr. LoForti’s employment with the company terminated on September 28, 2009 at which time he was serving as our President and Secretary. He served as our President, Chief Executive Officer and Secretary from August 2007 to January 2009. Prior to that time Mr. LoForti served as our Vice President, Chief Financial Officer and Secretary and was our principal financial officer. In connection with his transition to President and resignation from the Board in January 2009, Mr. LoForti’s salary was reduced from $400,000 to $300,000.

(7)	Amount listed in this column for Mr. Kalbfleisch includes vacation payout in the amount of $25,814 in fiscal 2008.

(8)	Mr. Gawarecki’s employment with our company terminated on March 27, 2009.

Outstanding Equity Awards at Fiscal Year-End for Fiscal Year 2009

The following table provides information about the current holdings of stock options by our named executive officers at June 28, 2009. This table includes outstanding vested and unvested option awards. Each option award is shown separately for each named executive officer.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (1)
Eric Kelly	18,000	(2)	—	1.77	11/13/2013
	9,000	(3)	9,000	0.25	12/9/2014
	125,000	(4)	775,000	0.26	1/27/2015
Vernon A. LoForti (12)	30,000	(5)	—	5.63	10/12/2009
	1,500	(6)	—	8.25	2/18/2010
	30,000	(7)	—	7.41	12/4/2010
	250,000	(8)	—	1.62	8/13/2010
	41,667	(9)	58,333	0.26	1/27/2012
Kurt L. Kalbfleisch	5,000	(5)	—	5.75	9/8/2009
	5,000	(10)	—	9.75	11/14/2010
	4,500	(10)	—	6.90	6/25/2011
	2,500	(10)	—	9.72	8/8/2012
	1,000	(10)	—	8.03	5/22/2016
	75,000	(8)	—	1.62	8/13/2010
	25,000	(8)	—	1.32	2/14/2011
	41,667	(9)	58,333	0.26	1/27/2012
Ravi Pendekanti	100,000	(8)	—	1.18	4/28/2011
	41,667	(9)	58,333	0.26	1/27/2012
W. Michael Gawarecki	20,000	(5)	—	5.63	10/12/2009
	35,000	(7)	—	9.31	1/15/2011	(11)
	100,000	(8)	—	1.62	8/13/2010	(11)
	41,667	(11)	58,333	0.26	1/27/2012	(11)

(1)	Each option expires ten years from the date of grant unless otherwise footnoted. All unvested stock options will become fully vested in the event of a merger, sale, liquidation or other change in control of the company, with the exception of the stock options granted to each of the named executive officers on January 27, 2009 which options become fully exercisable only if, within two years following a change in control of our company the named executive officer’s employment is terminated by the company for a reason other than cause or the named executive officer resigns due to an “involuntary termination” as those terms are defined in the 2003 Plan. In this regard, “cause” means (a) acts or omissions constituting gross negligence, recklessness or willful misconduct with respect to the officer’s obligations or otherwise relating to the business of the company; (b) the officer’s material breach of a written agreement between the officer and the company (or a parent, subsidiary or affiliate); (c) conviction or entry of a plea of nolo contendere for fraud, misappropriation or embezzlement, or any felony or crime of moral turpitude; (d) dishonesty or involvement in any conduct that adversely affects the company’s name or public image or is otherwise detrimental to the company’s business interests; (e) willful neglect of duties; or (f) unauthorized use or disclosure of the confidential information or trade secrets of the company, which use or disclosure causes material harm to the company. An “involuntary termination” means the voluntary resignation by the named executive officer following (i) a material adverse change in his or her title, stature, authority or responsibilities with the company (or the parent, subsidiary or affiliate employing him or her), (ii) a material reduction in his or her base salary or (iii) receipt of notice that his or her principal workplace will be relocated by more than 90 miles.

(2)	This option vested in equal monthly installments and became fully vested on December 9, 2008. This option expires six years from the date of grant.

(3)	This option vests in equal monthly installments over a twelve month period following the grant date. This option expires six years from the date of grant.

(4)	This option vests in equal monthly installments over a thirty-six month period following the grant date. This option expires six years from the date of grant.

(5)	This option vested in equal monthly installments over a forty-eight month period following the grant date.

(6)	This option was fully vested on the grant date.

(7)	This option vested in equal monthly installments over a twelve month period following the grant date.

(8)	This option vested in equal monthly installments over a twelve month period following the grant date. This option expires three years from the date of grant.

(9)	This option vests in equal monthly installments over a twelve month period following the grant date. This option expires three years from the date of grant.

(10)	This option vested in equal monthly installments over a thirty-six month period following the grant date.

(11)	Mr. Gawarecki’s employment with our company terminated on March 27, 2009. Under his severance agreement, his unvested options continued to vest for an additional six months until September 27, 2009, at which time any unvested option vested in full. Notwithstanding the stated maximum term of the options, these options will expire on March 27, 2010 if the vested portions of his options are not exercised before that date.

(12)	Mr. LoForti’s employment with our company terminated on September 28, 2009. Notwithstanding the stated maximum term of the options, his stock options will now expire earlier as provided in the applicable option agreements.

Employment, Severance and Change in Control Agreements

Employment Agreements. The following describes the employment arrangements we have with our named executive officers.

Eric L. Kelly. On June 24, 2009, we entered into an employment agreement with Mr. Kelly, our Chief Executive Officer. The employment agreement provides for Mr. Kelly to earn a base salary of $400,000, which has been his base salary since his appointment as Chief Executive Officer on January 27, 2009. Beginning in our 2010 fiscal year, Mr. Kelly will be eligible to receive an annual bonus based upon financial and management objectives reasonably established by our Board or an authorized committee of the Board. The annual bonus target will be 100% of the greater of $400,000 or his base salary as of the end of the applicable fiscal quarter or year in which the bonus is earned. Mr. Kelly will have the opportunity to earn an annual bonus of up to 150% of the target bonus. If we terminate Mr. Kelly’s employment without cause or he resigns for good reason, dies or becomes disabled before the end of a fiscal quarter or year, he will be eligible to receive a prorated amount of the target bonus for the fiscal quarter or year in which his employment terminates. To the extent any travel, lodging or auto expense reimbursements are taxable to Mr. Kelly, the company will provide Mr. Kelly with a tax restoration payment so that Mr. Kelly will be put in the same after-tax position as if such reimbursements had not been subject to tax. The employment agreement has a three-year term and automatically renews for additional one-year terms unless one of the parties timely gives notice to terminate. The company may unilaterally modify Mr. Kelly’s cash compensation at any time, subject to Mr. Kelly’s right to terminate his employment for good reason as described below.

The employment agreement provides that if we terminate Mr. Kelly’s employment without cause or if Mr. Kelly resigns from employment for good reason then we will be obligated to pay him an aggregate severance payment equal to the sum of (i) 150% of the greater of his then base salary or his original base salary, (ii) a portion of his target bonus prorated based on the number of days he was employed during the period on which the target bonus is based, (iii) an amount equal to the premiums he would be required to pay to continue life, accident, medical, dental and vision insurance coverage under our company’s insurance plans for himself and his eligible dependents under COBRA for 18 months following the date of his termination, and (iv) an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 18 months following his termination. The severance payment will be made in equal monthly installments over 18 months in accordance with our regular payroll practices. In addition, Mr. Kelly will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards that would otherwise have vested during the 12-month period following his termination. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change in control. The severance benefits described above are contingent upon Mr. Kelly providing the company with a general release of all claims.

Under Mr. Kelly’s employment agreement, “cause” generally means: (a) acts or omissions constituting reckless or willful misconduct on the part of Mr. Kelly with respect to his obligations or otherwise relating to the business of the company that causes material harm to the company or its reputation; (b) Mr. Kelly’s material breach of the employment agreement, (c) Mr. Kelly’s conviction or entry of a plea of nolo contendere for fraud, theft or embezzlement, or any felony or crime of moral turpitude; or (d) Mr. Kelly’s willful neglect of his duties. “Good Reason” generally means that Mr. Kelly has voluntarily terminated his employment with the company within one year after the occurrence of one or more of the following: (w) the company reduces Mr. Kelly’s base salary by more than ten percent (10%), unless the reduction is made as part of, and is generally consistent with, a general reduction of other senior executive salaries; (x) Mr. Kelly’s authority, responsibilities and/or duties are materially reduced so that his duties are no longer consistent with the position of President or Chief Executive Officer; (y) a material breach of the employment agreement or Mr. Kelly’s retention agreement by the company; or (z) the company relocates Mr. Kelly’s principal place of work to a location more than fifty (50) miles from the company’s current location.

Vernon A. LoForti. We previously entered into an employment agreement with Mr. LoForti in December 2000 pursuant to which Mr. LoForti continued employment as our Vice President and Chief Financial Officer. The employment agreement was amended and restated in September 2007 to reflect Mr. LoForti’s promotion to President and Chief Executive Officer, his new salary and severance provisions, as the severance provisions previously in effect under the agreement had expired on December 3, 2003. These severance provisions provided that if we terminated Mr. LoForti’s employment without cause, then he would be entitled to receive a severance payment equal to his base salary, payable on a pro-rated basis according to our normal payroll cycle for the 12 months following his termination. In addition, he would be entitled to receive accelerated vesting for any stock options that would otherwise have vested during the 12-month period following his termination. He is also entitled to receive the cash severance payment if he resigns his employment for good reason. The payment of the severance benefits described above is conditioned on the execution by Mr. LoForti of a general release of all claims against us and are subject to delays in payment required by Section 409A of the Internal Revenue Code. The employment agreement had a one-year term, automatically renewed for successive one-year terms unless one of the parties timely gave notice to terminate, and provided that our Board may unilaterally modify Mr. LoForti’s compensation at any time subject to Mr. LoForti’s right to terminate his employment for good reason as described below. Mr. LoForti was also a party to a retention agreement as described below.

Mr. LoForti’s change in compensation and position when he transitioned to the role of President in January 2009 constituted good reason under his employment agreement which would have entitled him to severance benefits if he had resigned his employment. The Compensation Committee extended his ability under the employment agreement to resign for good reason until July 27, 2009. Since he did not resign by that date, Mr. LoForti was no longer entitled to resign for good reason and receive severance benefits with respect to the January 2009 changes in his compensation and position. However, he is eligible to receive severance benefits as a result of the termination of employment without cause on September 28, 2009.

Kurt L. Kalbfleisch. On September 29, 2009, we entered into an employment and severance agreement with Kurt L. Kalbfleisch, our Vice President of Finance and Chief Financial Officer. This agreement supersedes and replaces Mr. Kalbfleisch’s retention agreement (described below) and provides for Mr. Kalbfleisch to earn a base salary of $225,000. However, the employment agreement provides that Mr. Kalbfleisch’s current and future base salary will be reduced by ten percent, pursuant to our company-wide temporary salary reduction program, until such time that the 10% salary reduction is lifted for other vice presidents. Mr. Kalbfleisch will be eligible to receive quarterly or annual bonuses and/or equity incentives, in each case as determined by our board of directors or an authorized committee of the board. If we terminate Mr. Kalbfleisch’s employment without cause or he resigns his employment for good reason before the end of a fiscal quarter or year, he will be eligible to receive a prorated amount of the target bonus for the fiscal quarter or year in which his employment terminates. The agreement has a three-year term and automatically renews for additional one-year terms unless one of the parties timely gives notice to terminate. The company may unilaterally modify Mr. Kalbfleisch’s cash compensation at any time, subject to Mr. Kalbfleisch’s right to terminate his employment for good reason as described below.

The employment agreement provides that if we terminate Mr. Kalbfleisch’s employment without cause or if Mr. Kalbfleisch resigns from employment for good reason, then we will be obligated to pay him an aggregate severance payment equal to the sum of (i) the greater of his then annual base salary or his original base salary of $225,000, (ii) a portion of any target bonus prorated based on the number of days he was employed during the period on which the target bonus is based, (iii) an amount equal to the premiums he would be required to pay to continue life, accident, medical, dental and vision insurance coverage under our company’s insurance plans for himself and his eligible dependents under COBRA for 12 months following the date of his termination, and (iii) an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 12 months following his termination. The severance payment will be made in equal monthly installments over the 12 months following termination of employment. In addition, Mr. Kalbfleisch will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards that would otherwise have vested during the 12-month period following his termination. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change in control. If such a termination of employment occurs within two years following a change in control of our company, then the severance benefits will generally be the same except that the cash severance will instead paid in a single lump sum on the sixtieth day after termination of employment and Mr. Kalbfleisch will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards. The agreement does not provide for a gross-up of any golden parachute excise taxes that may be imposed on Mr. Kalbfleisch. The severance benefits described above are contingent upon Mr. Kalbfleisch providing the company with a general release of all claims.

Under Mr. Kalbfleisch’s employment agreement, “cause” generally means: (a) acts or omissions constituting reckless or willful misconduct on the part of Mr. Kalbfleisch with respect to his obligations or otherwise relating to the business of the company that causes material harm to the company or its reputation; (b) Mr. Kalbfleisch’s material breach of the employment agreement, (c) Mr. Kalbfleisch’s conviction or entry of a plea of nolo contendere for fraud, theft or embezzlement, or any felony or crime of moral turpitude; or (d) Mr. Kalbfleisch’s willful neglect of his duties. “Good Reason” generally means that Mr. Kalbfleisch has voluntarily terminated his employment with the company within one year after the occurrence of one or more of the following: (w) the company reduces Mr. Kalbfleisch’s base salary by more than ten percent (10%), unless the reduction is made as part of, and is generally consistent with, a general reduction of other senior executive salaries; (x) Mr. Kalbfleisch’s authority, responsibilities and/or duties are materially reduced so that his duties are no longer consistent with the status of an officer position; (y) a material breach of the employment agreement by the company; or (z) the company relocates Mr. Kalbfleisch’s principal place of work to a location more than fifty (50) miles from the company’s current location.

Ravi Pendekanti. As our Vice President of Business Development and Solutions, Mr. Pendekanti is an at-will employee and his employment may be terminated by us for any reason, with or without notice. Mr. Pendekanti currently earns an annual salary of $225,000 per year taking into effect the company’s 10% temporary reduction in salary. His annual salary prior to the salary reduction was $250,000 which he had received since he commenced employment with us in April 2008. Upon joining us in April 2008, Mr. Pendekanti received (i) a signing bonus of $50,000; and (ii) a relocation allowance of $50,000 and the use of a relocation coordinator (neither of which he has used). Mr. Pendekanti’s offer letter provided that if his employment was terminated by the company without cause before the first anniversary of his start date then he would be eligible to receive severance benefits consisting of six months of base salary and twelve months of continued health benefits coverage. This severance provision has now expired and Mr. Pendekanti is no longer eligible for such severance.

W. Michael Gawarecki. Mr. Gawarecki’s employment with us terminated on March 27, 2009. At the time of termination, Mr. Gawarecki was receiving an annual salary of $243,000, taking into effect the company’s 10 % temporary reduction in salary. His annual salary prior to the salary reduction was $270,000. He was an at-will employee and could be terminated by us for any reason. We entered into a separation agreement with Mr. Gawarecki pursuant to which we agreed to provide him, in exchange for a general release of claims against us: (i) a severance amount equal to six months base salary (equal to $121,500) less all applicable taxes, payable biweekly pursuant to our normal pay schedule; (ii) reimbursement of the COBRA premiums for health and dental insurance for 12 months, or until the date he secures full-time employment, whichever occurs first; (iii) continued vesting of his stock options for six months and accelerated vesting of any unvested stock options at the end of this six month period; and (iv) an extended period of time in which to exercise his vested stock options equal to 12 months from his date of termination.

Retention Agreements. We entered into retention agreements with Messrs. Gawarecki and LoForti effective January 27, 2000, with Mr. Kalbfleisch effective July 23, 2007 and with Mr. Pendekanti effective April 21, 2008. These agreements generally provide that the executive officer will receive a lump sum severance payment if, within two years of the consummation of a change of control of our company, such executive officer’s employment is terminated without cause or resigns with good reason. These severance payments are based on the executive officer’s base salary at the time of the consummation of the change of control or the termination date, whatever is higher, plus such executive officer’s target bonus for the year before the consummation of the change of control. The agreements provide that, upon a qualifying termination in connection with a change of control, Mr. LoForti would be entitled to receive an amount equal to two times the sum of his annual base salary plus target bonus, and Messrs. Gawarecki and Pendekanti each would be entitled to an amount equal to their respective annual base salaries, plus target bonus. If any portion of any payment under the retention agreements would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then that payment will be reduced to an amount that is one dollar less than the threshold for triggering the tax imposed by Section 4999 of the Internal Revenue Code. The agreements also provide that if the executive officer elects to continue health insurance coverage as provided by COBRA, we will reimburse the executive for the amount of the premiums incurred by the executive officer for 12 months following the termination date. The consideration payable to an executive officer under the retention agreements is contingent upon such executive officer providing us with a general release of claims.

In September 2007, we entered into amended and restated retention agreements with each of Messrs. Gawarecki, Kalbfleisch and LoForti. The amendments to the retention agreements primarily concerned (i) structuring the timing of severance payments under the retention agreements so that they will not be considered “nonqualified deferred compensation” under Section 409A of the Internal Revenue Code, and (ii) updating the arbitration provisions and the form of general release to conform to recent legal developments under state and federal law. The amount and nature of the severance benefits under the retention agreements did not change. Messrs. Gawarecki and LoForti became ineligible for benefits under their amended and restated retention agreements upon termination of their employment on March 27, 2009 and September 28, 2009, respectively. Mr. Kalbfleisch’s amended and restated retention agreement has now been superseded and replaced by his Employment and Severance Agreement, dated September 29, 2009, as described above.

On June 24, 2009, we entered into a retention agreement with Mr. Kelly, which provides that he will receive a lump sum severance payment if, within 60 days before or two years following a change of control of our company, his employment is terminated by the company without cause or he resigns for good reason. The severance payment will equal 150% of the sum of Mr. Kelly’s base salary at the time of the consummation of the change of control or termination date or $400,000, whichever is higher, plus any annual target bonus. The retention agreement provides that (i) if Mr. Kelly elects to continue insurance coverage as provided by COBRA, we will reimburse him for an amount equal to the premiums he would be required to pay to continue life, accident, medical, dental and vision insurance coverage under our company’s insurance plans for himself and his eligible dependents under COBRA for 18 months following the date of his termination, and (iv) an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 18 months following his termination. We are required to reimburse Mr. Kelly for the estimated costs of these benefits in one lump sum payment on his termination date. In addition, Mr. Kelly will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change of control. The consideration payable to Mr. Kelly under the retention agreement is contingent upon him providing us a general release of claims.

The retention agreement provides limited protection to Mr. Kelly from the possible imposition of excise taxes under the Internal Revenue Code and any corresponding state tax provisions. If there is a change of control of our company on or before December 31, 2011, and if as a result, Mr. Kelly becomes subject to a federal or state golden parachute excise tax, we are required to provide Mr. Kelly an excise tax restoration payment so that Mr. Kelly will be in the same after-tax position as if the excise tax was not imposed. The amount of the excise tax restoration payment may not exceed $2.5 million for a change of control that occurs in 2009, $1.0 million for a change of control that occurs during 2010, or $0.6 million for a change of control that occurs in 2011. No excise tax payment will be owed to Mr. Kelly with respect to a change of control that occurs after December 31, 2011.

We agreed to the excise tax restoration provisions of Mr. Kelly’s retention agreement in large part because Mr. Kelly’s compensation for service as a director of our company prior to his service as our Chief Executive Officer is taken into account for computing the “base amount” for calculation of excess parachute payments. In general, Mr. Kelly will be subject to excise taxes for compensation contingent a change of control if the amount of such compensation, which includes amounts attributed to the acceleration of stock options, equals or exceeds three times his base amount. For any change of control of our company that occurs after 2009, Mr. Kelly’s prior compensation as a director will be averaged with his compensation as our Chief Executive Officer, and such averaging results in him having a base amount which is substantially less than his current annual salary and bonus opportunity. Our Compensation Committee determined that providing Mr. Kelly with the limited excise tax restoration benefit described above was essential to ensuring that the incentive compensation that Mr. Kelly may earn will fulfill its intended purpose.

For purposes of the retention agreements, the following definitions are generally applicable:

A change of control generally means: (a) any individual, partnership, firm, corporation, association, trust, unincorporated organization or other entity or person, or any syndicate or group deemed to be a person under Section 14(d)(2) of the Exchange Act is or becomes the “Beneficial Owner” (as defined in Rule 13d-3 of the General Rules and Regulations under the Exchange Act), directly or indirectly, of securities of the company representing 50% or more of the combined voting power of the company’s then outstanding securities entitled to vote in the election of directors of the company; or (b) there occurs a reorganization, merger, consolidation or other corporate transaction involving the company (“Transaction”), in each case, with respect to which the stockholders of the company immediately prior to such Transaction do not, immediately after the Transaction, own more than fifty (50) percent of the combined voting power of the company or other corporation resulting from such Transaction; or (c) all or substantially all of the assets of the company are sold, liquidated or distributed.

Cause generally means: (a) Employee’s gross neglect of his duties to the company, where Employee has been given a reasonable opportunity to cure his gross neglect (which reasonable opportunity must be granted during the thirty-day period preceding termination); (b) any violation by Employee of Employee’s obligations under this Agreement or any employment agreement which Employee may have with the company; (c) Employee taking any role in any buy-out of the company without the approval of the company’s majority shareholder; or (d) Employee’s commission of any act of fraud, theft or embezzlement against the company. Clause (c) of the foregoing is not applicable to Mr. Kelly’s retention agreement.

With the exception of Mr. Kelly’s retention agreement, Good Reason generally means the voluntary resignation by Employee of his employment with the company due to: (a) any reduction in Employee’s Base Salary or Target Bonus; or (b) any reduction in Employee’s title; or (c) any significant reduction in Employee’s responsibilities and authority; (d) any failure by the company to pay Employee’s Base Salary; or (e) a relocation by the company of Employee’s place of Employment outside a fifty (50) mile radius of Employee’s current place of employment.

With respect to Mr. Kelly’s retention agreement, Good Reason generally means the voluntary resignation by Mr. Kelly of his employment with the company due to: (a) any reduction in Mr. Kelly’s Base Salary or Target Bonus by more than ten percent (10%); or (b) any material reduction in Mr. Kelly’s duties, responsibilities and authority; (c) a relocation by the company of Mr. Kelly’s place of employment outside a fifty (50) mile radius of Mr. Kelly’s current place of employment; provided, however, that “Good Reason” shall not include relocation of Mr. Kelly’s principal place of work to the company’s Milpitas, California location or to a location within thirty (30) miles of Mr. Kelly’s Danville, California residence; or (d) a material breach of the Retention Agreement or the Employment Agreement by the company.

Employee Benefit Plans

In addition to the other compensation plans described above, we maintain the following employee benefit plans, each of which is administered by the Compensation Committee, under which the named executive officers may participate or receive compensation. Only the 2003 Plan and the 2006 Employee Stock Purchase Plan are currently active.

1995 Stock Option Plan. In October 1995, our shareholders approved our 1995 Stock Option Plan as amended (1995 Plan). A total of 1,000,000 shares of common stock were authorized for issuance under the 1995 Plan. The Board terminated the 1995 Plan effective upon shareholder approval of the 2003 Plan (the 2003 Plan Adoption Date). On the 2003 Plan Adoption Date, 16,415 shares of common stock which remained available for issuance under the 1995 Plan were rolled into the reserve of shares available for new awards under the 2003 Plan, and any shares that are issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full after the 2003 Plan Adoption Date are also rolled into the reserve of shares available for new awards under the 2003 Plan (with the exception of option shares that were canceled on November 13, 2007 as a result of the company’s option cancellation and re-grant program). The 1995 Plan provided that our non-employee directors, employees and consultants, and those of our majority-owned subsidiaries, were eligible to receive options exercisable into shares of common stock. The options granted under the 1995 Plan are exercisable at fair market value on the date of issuance, generally vest over a maximum of five years and have a term of ten years from the date of grant.

1997 Executive Stock Option Plan. In November 1997, our shareholders approved our 1997 Executive Stock Option Plan (the 1997 Plan). A total of 800,000 shares of common stock were authorized for issuance under the 1997 Plan. The Board terminated the 1997 Plan as to new grants effective upon the 2003 Plan

Adoption Date. On the 2003 Plan Adoption Date, 13,072 shares of common stock which remained available for issuance under the 1997 Plan were rolled into the reserve of shares available for new awards under the 2003 Plan, and any shares that are issuable upon exercise of options granted pursuant to the 1997 Plan that expire or become unexercisable for any reason without having been exercised in full after the 2003 Plan Adoption Date are also rolled into the reserve of shares available for new awards under the 2003 Plan (with the exception of option shares that were canceled on November 13, 2007 as a result of the company’s option cancellation and re-grant program). Eligibility under the 1997 Plan was limited to our employees and the employees of our majority-owned subsidiaries. The options granted under our 1997 Plan are generally exercisable at fair market value on the date of issuance, vest over a maximum of five years and have a term of ten years from the date of grant.

2000 Stock Option Plan. In October 2000, our shareholders approved our 2000 Stock Option Plan (2000 Plan). In October 2001, our shareholders approved an amendment to our 2000 Plan to increase the number of shares of common stock available for issuance under the plan by an additional 1,000,000 shares to a total of 2,000,000 shares. The Board terminated the 2000 Plan effective upon the 2003 Plan Adoption Date. On the 2003 Plan Adoption Date, 10,071 shares of common stock which remained available for issuance under the 2000 Plan were rolled into the pool of reserves available for new awards under the 2003 Plan (with the exception of option shares that were canceled on November 13, 2007 as a result of the company’s option cancellation and re-grant program). Eligibility under our 2000 Plan included our employees and our related companies’ employees, non-employee directors and consultants. The options granted under the 2000 Plan are generally exercisable at fair market value on the date of issuance, may be granted subject to vesting schedules, and have a term of ten years from the date of grant.

2003 Equity Incentive Plan. The 2003 Plan permits the granting of the following types of incentive awards: (1) stock options, (2) stock appreciation rights, (3) restricted shares, and (4) stock units. In November 2003, our shareholders approved the 2003 Plan. Upon adoption of the 2003 Plan by our shareholders, the company’s then existing option plans, including the 1995 Plan, the 1997 Plan, the 2000 Plan and the 2001 Supplemental Stock Option Plan (collectively, the Old Option Plans) were terminated for new grants. The Old Option Plans continue to govern outstanding awards previously granted under such plans. If an award granted under the Old Option Plans terminates, expires or lapses for any reason without having been fully exercised or vested, or is settled by less than the full number of shares of common stock represented by such award actually being issued, the unvested, cancelled or unissued shares of common stock generally will be returned to the available pool of shares reserved for issuance under the 2003 Plan (with the exception of option shares that were canceled on November 13, 2007 as a result of the company’s option cancellation and re-grant program). The number of shares available under the 2003 Plan is also subject to adjustment for stock splits, dividends, reorganizations and similar transactions. In November 2004, our shareholders approved an amendment to our 2003 Plan to increase the number of shares of common stock available for issuance under the 2003 Plan by an additional 1,000,000 shares increasing the total reserve under the Plan to 4,727,827 shares. In November 2007, our shareholders approved an amendment to our 2003 Plan to increase the number of shares of common stock available for issuance under the plan by an additional 1,300,000 shares and for grants approved beginning November 13, 2007, shortening the maximum stock option and stock appreciation right term to six years from the date of grant.

As of September 28, 2009, of the total shares available under the 2003 Plan, 3,524,198 shares were subject to outstanding awards under the 2003 Plan and 346,940 shares were available for future grants. The difference between the total available reserve of shares, on the one hand, and the total number of shares subject to outstanding awards and currently available for grant, on the other hand, represents shares that may become available out of shares currently reserved under the Old Option Plans. Any shares to which options or stock appreciation rights pertain will be counted against the total number of shares reserved under the plan as one (1) share for every one (1) share subject to those awards, except for stock units which are used to fulfill grants under other plans or programs (such as foreign sub-plans) which are in the nature of stock options or stock appreciation rights. Any shares to which restricted shares or stock units pertain will be counted against the total number of shares reserved under the plan as two (2) shares for every one (1) share subject to those awards. Employees, non-employee directors and consultants of ours and certain of our related companies are eligible to receive awards under the 2003 Plan. The 2003 Plan is administered by our Compensation Committee, which generally selects the participants who will be granted awards and approves all incentive awards to executive officers.

2006 Employee Stock Purchase Plan. In September 2006, the Board adopted the 2006 Employee Stock Purchase Plan (2006 ESPP) to provide an opportunity for our employees to purchase shares of our common stock and have an additional incentive to contribute to our success. The 2006 ESPP replaced the 1996 Employee Stock Purchase Plan (1996 ESPP) which expired in January 2007. The first option period under the 2006 ESPP began in February 2007. The 2006 ESPP has no scheduled expiration date. Our Compensation Committee administers the 2006 ESPP and sets option periods of up to 27 months, during which each participant is granted a purchase option. The purchase option allows the employee to purchase shares of common stock through payroll deductions accumulated during a particular option period. These option periods currently are set at six months. The purchase price will be determined as either (i) a percentage not less than 85%, subject to the Compensation Committee’s discretion (Designated Percentage) of the fair market value of the common stock on the last day of the offering period or (ii) the lower of (a) the Designated Percentage of the fair market value of the common stock on the first day of the offering period or (b) the Designated Percentage of the fair market value of the common stock on the last day of the offering period. The Compensation Committee has determined the purchase price to be 95% of the fair market value of the common stock on the last day of each offering period. Our 2006 ESPP limits the number of shares of stock that may be purchased by any single participant to 1,500 shares in any option period and $25,000 in maximum fair market value in any calendar year. Regular full-time employees are eligible to participate in the 2006 ESPP. Participants may each year authorize payroll deductions under the 2006 ESPP of up to 15% of their annual compensation, including base, overtime, bonuses and commissions. The 2006 ESPP currently authorizes us to issue up to 500,000 shares of common stock. As of September 28, 2009 our employees have purchased a total of 30,263 shares of common stock under the 2006 ESPP and 469,737 remained available for issuance.

401(k) Plan. In February 1994, we adopted our On-Track 401(k) Savings Plan that covers all of our eligible employees who are at least 21 years old. Employees may elect to defer up to 60% of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. However, our named executive officers qualify as “highly compensated” employees and may only elect to defer up to 8.5% of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. The elective deferral contributions are vested 25% per year at the employee’s annual service anniversary and are invested in accordance with the directions of the participants. Our 401(k) plan also has a “catch up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer an additional $5,500 per year. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. During fiscal 2009, we matched 75% of the contributions on the first 6% of eligible compensation deferred by each of our 401(k) plan participants until October 19, 2008, at which time we temporarily suspended the company match.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table outlines the ownership of our common stock as of September 28, 2009 (except as otherwise indicated below) by:

•	each of our directors and nominees for director;

•	each of our named executive officers;

•	all current directors and executive officers as a group; and

•	every person or entity that we know beneficially owns more than 5% of our outstanding common stock.

This table is based upon information supplied by executive officers, directors and principal shareholders and filings with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Beneficial Ownership
Beneficial Owner +	Shares of Common Stock Currently Owned		Shares Acquirable Within 60 Days (1)	Percent of Class (2)
5% Shareholders
Renaissance Technologies, Corp. 800 Third Avenue New York, NY 10022	901,300	(3)	—	7.1%
Dimensional Fund Advisors Ltd. 1299 Ocean Avenue Santa Monica, CA 90401	698,198	(4)	—	5.5%

Executive Officers and Directors
Robert A. Degan	2,000	(5)	155,500	1.2%
Nora M. Denzel	2,000		34,500	*
W. Michael Gawarecki (6)	10,350		255,000	2.0%
Kurt L. Kalbfleisch	0		196,333	1.5%
Eric Kelly	2,000		284,500	2.2%
Vernon A. LoForti (7)	18,396		378,167	3.0%
Scott McClendon	486,000	(8)	192,500	5.2%
Michael Norkus	7,000		70,500	*
Ravi Pendekanti	0		183,333	1.4%
Current directors and executive officers as a group (9) persons) (9)	499,000		1,167,166	11.9%

*	Less than 1%

+	Except as otherwise indicated, the address for each beneficial owner is 4820 Overland Avenue, San Diego, CA, 92123.

(1)	Includes shares of common stock which could be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of September 28, 2009.

(2)	Based on 12,778,050 shares of common stock outstanding on of September 28, 2009, and calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.

(3)	Based on the Schedule 13F filed with the SEC for the period ended June 30, 2009, Renaissance Technologies, Corp. has sole investment discretion and sole voting authority with respect to these shares.

(4)	Based on the Schedule 13F filed by Dimensional fund Advisors LP for the period ended June 30, 2009, Dimensional Fund Advisors Ltd. has sole investment discretion and sole voting authority with respect to these shares.

(5)	Includes 1,000 shares of common stock held by Mr. Degan’s wife.

(6)	Mr. Gawarecki’s employment with our company ended on March 27, 2009.

(7)	Mr. LoForti’s employment with our company ended on September 28, 2009.

(8)	Represents 385,000 shares of common stock owned by Mr. McClendon through his family trust, 100,000 shares through his self-directed IRA and 1,000 shares held by his wife.

(9)	Does not include the security ownership of Messrs. Gawarecki and LoForti. Includes the security ownership of Mses. Denzel and Mansolf, Messrs. Degan, Kalbfleisch, Kelly, McClendon, Norkus and Pendekanti, and Dr. Gopal.

We are aware of no arrangements, including any pledge by any person of our common stock, the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans at June 28, 2009.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by our shareholders (1)	3,476,876	$2.34	944,365
Equity compensation plans not approved by our shareholders (2)	21,401	$6.93	0

Total	3,498,277	$2.36	944,365

(1)	The number of common shares remaining available for issuance under our equity compensation plans does not include the 500,000 shares of common stock subject to our 2006 Employee Stock Purchase Plan, which is not considered compensatory under applicable accounting standards.

(2)	Consists of our 2001 Supplemental Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Indemnification of Our Executive Officers and Directors

Our executive officers and directors are entitled to be indemnified under our articles of incorporation and bylaws to the fullest extent permitted under California law. We have also entered into indemnification agreements with each of our executive officers and directors.

Director Independence

The Board of Directors, upon the recommendation of the Nominating and Governance Committee, has affirmatively determined that Ms. Denzel and Messrs. Degan, McClendon and Norkus are independent directors within the meaning of NASDAQ Marketplace Rule 5000(a)(19). Mr. Kelly does not meet the independence requirements under NASDAQ Marketplace Rule 5000(a)(19) because he is our Chief Executive Officer. In the course of determining whether Ms. Denzel and Messrs. Degan, McClendon and Norkus were independent under NASDAQ Marketplace Rule 5000(a)(19), the Board of Directors considered the following transactions, relationships and arrangements not required to be disclosed in “Certain Relationships and Related Party Transactions”:

•

Although Mr. McClendon served as our Interim President and Chief Executive Officer from November 2006 through August 2007, he is not automatically disqualified from being an independent director under NASDAQ Marketplace Rule 5000(a)(19) because he served in these interim positions for less than one year. In August 2007, the Board of Directors, upon the recommendation of the Nominating and Governance Committee, found that Mr. McClendon, upon his resignation from the interim positions, had no relationship with our company which, in the opinion of the Board of Directors, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.	Principal Accounting Fees and Services.

Independent Registered Public Accountants Fees

The following table summarizes the aggregate fees billed to the company by its independent registered public accounting firm, PricewaterhouseCoopers LLP for the fiscal years ended June 29, 2008 and June 28, 2009.

	2008	2009
Audit Fees (1)	$739,992	$818,858
Audit-Related Fees (2)	0	4,950
Tax Fees (3)	0	0
All Other Fees (4)	0	0

Total	$739,992	$823,808

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees. Fees billed for fiscal 2009 represent consultations in connection with strategic transactions. During fiscal year 2008 there were no such services rendered to us by PricewaterhouseCoopers LLP.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning. During fiscal years 2008 and 2009 there were no such services rendered to us by PricewaterhouseCoopers LLP.

(4)	All Other Fees consist of fees for products and services other than the services reported above. During fiscal years 2008 and 2009 there were no such services rendered to us by PricewaterhouseCoopers LLP.

Pre-Approval Policies and Procedures

As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the Audit Committee, which considers whether the provision of non-audit services is compatible with maintaining such firm’s independence. All services provided by PricewaterhouseCoopers LLP during fiscal years 2008 and 2009 were pre-approved by the Audit Committee. The Audit Committee has considered the role of PricewaterhouseCoopers LLP in providing services to us for the fiscal year ended June 28, 2009 and has concluded that such services are compatible with their independence as our auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statements:

Previously filed.

Exhibit Index:

2.1	Asset Purchase Agreement dated June 27, 2008 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed July 3, 2008). ++

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.2	Certificate of Amendment of Articles of Incorporation dated November 15, 2005 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2006).

3.3	Certificate of Amendment of Articles of Incorporation dated December 12, 2008 (incorporated by reference to the Company’s Form 10-Q filed February 11, 2009).

3.4	Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

3.5	Certificate of Amendment of Bylaws (incorporated by reference to the Company’s Form 8-K filed April 30, 2007).

4.1	Specimen stock certificate (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

4.2	Shareholder Rights Agreement dated August 22, 2005 between Overland and Wells Fargo Bank, N.A., as Transfer Agent (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

10.1	San Diego Headquarters Facility Lease dated October 12, 2000 between Overland and LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-Q filed February 14, 2001).

10.2	First Amendment to Lease dated January 18, 2001 between Overland and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.3	Second Amendment to Lease dated March 8, 2001 between Overland and LBA Overland, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.4	Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004). +

10.5	Addendum to Product Purchase Agreement No. 1585-042103 effective July 30, 2006 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-K filed September 15, 2006).

10.6	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated December 15, 2007 (incorporated by reference to the Company’s Form 10-Q filed May 1, 2008). +

10.7	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated October 29, 2008.**

10.8	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated April 6, 2009.**

10.9	Account Transfer and Purchase Agreement dated November 26, 2008 between Overland and Marquette Commercial Finance, a division of Marquette Business Credit, Inc. (incorporated by reference to the Company’s Form 8-K filed December 3, 2008).

10.10	Sale of Accounts and Security Agreement by and between Overland and Faunus Group International, Inc. dated March 18, 2009 (incorporated by reference to the Company’s Form 8-K filed March 27, 2009).

10.11	Multi-Party Agreement by and between Overland, Marquette Commercial Finance a division of Marquette Business Credit, Inc. and Faunus Group International, Inc. dated March 18, 2009 (incorporated by reference to the Company’s Form 10-Q filed May 13, 2009).

10.12	Secured Promissory Note by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.13	Security Agreement by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.14	Intellectual Property Security Agreement by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.15	Promissory Note dated June 27, 2008 issued by Overland to Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed May 22, 2009).

10.16	Amendment No. 1 to Promissory Note entered into as of May 20, 2009 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed May 22, 2009).

10.17	Security Agreement dated June 27, 2008 between Overland and Adaptec, Inc.**

10.18	Amended and Restated Security Agreement dated November 28, 2008 between Overland and Adaptec, Inc.**

10.19*	Form of Indemnification Agreement entered into between Overland and each of its directors and officers (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.20*	Form of Amended and Restated Retention Agreement dated September 27, 2007 between Overland and W. Michael Gawarecki, Kurt Kalbfleisch and Robert Scroop (incorporated by reference to the Company’s Form 8-K filed October 1, 2007).

10.21*	Amended and Restated Retention Agreement dated September 27, 2007 between Overland and Vernon A. LoForti (incorporated by reference to the Company’s Form 8-K filed October 1, 2007).

10.22*	Amended and Restated Retention Agreement between Overland and Robert Farkaly dated September 27, 2007 (incorporated by reference to the Company’s Form 10-Q filed November 2, 2007).

10.23*	Retention Agreement between Overland and Ravi Pendakanti dated April 4, 2008 (incorporated by reference to the Company’s Form 10-K filed October 14, 2008).

10.24*	Retention Agreement between Overland and Eric Kelly dated June 24, 2009.**

10.25*	Retention Agreement between Overland and Jillian Mansolf dated July 13, 2009.**

10.26*	Employment letter between Overland and Kurt L. Kalbfleisch dated July 23, 2007 (incorporated by reference to the Company’s Form 10-Q filed November 2, 2007).

10.27*	Employment letter between Overland and Ravi Pendekanti dated April 4, 2008 (incorporated by reference to the Company’s Form 10-Q filed May 1, 2008).

10.28*	Employment letter between Overland and Jillian Mansolf dated June 23, 2009.**

10.29*	Amended and Restated Employment Agreement dated September 27, 2007 with Vernon A. LoForti (incorporated by reference to the Company’s Form 8-K filed October 1, 2007).

10.30*	Employment Agreement dated June 24, 2009 with Eric Kelly.**

10.31*	Separation Agreement between Overland and Robert Scroop dated February 14, 2008 (incorporated by reference to the Company’s Form 8-K filed February 15, 2008).

10.32*	Amendment dated July 9, 2008 to Separation Agreement between Overland and Robert Scroop (incorporated by reference to the Company’s Form 10-K filed October 14, 2008).

10.33*	Severance Agreement and General Release dated August 27, 2008 between Overland and Robert Farkaly (incorporated by reference to the Company’s Form 10-K filed October 14, 2008).

10.34*	Separation Agreement by and between the Company and W. Michael Gawarecki dated March 27, 2009 (incorporated by reference to the Company’s Form 8-K filed April 2, 2009).

10.35*	Second Amendment to 1995 Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.36*	Form of Stock Option Agreement for options granted under the 1995 Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.37*	First Amendment to 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.38*	Form of Stock Option Agreement for options granted under the 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.39*	2000 Stock Option Plan, as amended and restated (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.40*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan (incorporated by reference to the Company’s Form 10-Q filed May 15, 2001).

10.41*	2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-75060) filed December 13, 2001).

10.42*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.43*	Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 8-K filed November 16, 2007).

10.44*	Amendment to 2003 Equity Incentive Plan effective as of January 27, 2009.**

10.45*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.46*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.47*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.48*	Form of Restricted Stock Agreement for restricted stock granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10K filed September 15, 2005).

10.49*	Form of Stock Option Agreement for Inducement Options granted to executive officers.**

10.50*	2006 Employee Stock Purchase Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-139064) filed December 1, 2006).

10.51*	Form of Stock Option Cancellation Agreement dated September 27, 2007 between Overland and Robert Degan, Robert Farkaly, W. Michael Gawarecki, Kurt L. Kalbfleisch, Vernon A. LoForti, Scott McClendon, Michael Norkus and Robert Scroop (incorporated by reference to the Company’s Form 10-Q filed February 1, 2008).

21.1	Subsidiaries of the Company.**

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.**

24.1	Power of Attorney.**

31.1	Certification of Eric L. Kelly, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer.**

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

++	Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of the omitted schedules and similar attachments will be provided supplementally to the SEC upon request.

*	Management contract or compensation plan or arrangement.

**	Previously filed.

***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERLAND STORAGE, INC.

Dated: October 7, 2009	By:	/s/ ERIC L. KELLY
Eric L. Kelly
Chief Executive Officer