Form 10-Q
period 2009-09-27
OVERLAND STORAGE INC
filed 2009-11-12
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

Commission File Number: 000-22071

OVERLAND STORAGE, INC.

(Exact name of registrant as specified in its charter)

California	95-3535285
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4820 Overland Avenue, San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

(858) 571-5555

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 9, 2009, there were 19,021,383 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended September 27, 2009

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
Net revenue:
Product revenue	$13,357	$26,261
Service revenue	5,763	5,847
Royalty fees	193	195

	19,313	32,303
Cost of product revenue	11,266	20,822
Cost of service revenue	2,839	2,759

Gross profit	5,208	8,722
Operating expenses:
Sales and marketing	4,274	9,425
Research and development	1,457	3,177
General and administrative	2,679	3,027

	8,410	15,629

Loss from operations	(3,202)	(6,907)
Other income (expense):
Interest income	32	77
Interest expense	(416)	(13)
Other expense, net	(34)	(187)

Loss before income taxes	(3,620)	(7,030)
Provision for (benefit from) income taxes	72	(124)

Net loss	$(3,692)	$(6,906)

Net loss per share:
Basic and diluted	$(0.29)	$(0.54)

Shares used in computing net loss per share:
Basic and diluted	12,778	12,768

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets

(In thousands)

	September 30, 2009	June 30, 2009
	(Unaudited)
Assets
Current assets:
Cash	$3,997	$5,456
Accounts receivable, net of allowance for doubtful accounts of $482 and $532, as of September 30, 2009 and June 30, 2009, respectively	6,442	6,949
Accounts receivable pledged as collateral	5,713	5,741
Inventories	11,742	12,492
Other current assets	7,366	7,410

Total current assets	35,260	38,048
Property and equipment, net	952	1,107
Intangible assets, net	4,316	4,591
Other assets	3,472	3,306

Total assets	$44,000	$47,052

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$10,749	$9,698
Accrued liabilities	18,092	18,185
Accrued payroll and employee compensation	1,840	1,787
Income taxes payable	218	179
Accrued warranty	3,522	3,798
Debt	7,332	7,025

Total current liabilities	41,753	40,672
Long-term debt	—	693
Other long-term liabilities	5,681	5,802

Total liabilities	47,434	47,167
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Common stock, no par value, 45,000 shares authorized; 12,778 and 12,777 shares issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	69,301	69,178
Accumulated other comprehensive loss	(86)	(336)
Accumulated deficit	(72,649)	(68,957)

Total shareholders’ deficit	(3,434)	(115)

Total liabilities and shareholders’ deficit	$44,000	$47,052

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statements of Cash Flows

(In thousands)

	Three months ended September 30,
	2009	2008
	(Unaudited)
Operating activities:
Net loss	$(3,692)	$(6,906)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	445	382
Share-based compensation	122	74
Other-than-temporary impairment on investments	—	421
Loss on short-term investments	—	76
Changes in operating assets and liabilities:
Accounts receivable	507	(3,983)
Accounts receivable pledged as collateral	28	—
Inventories	750	(191)
Accounts payable and accrued liabilities	700	5,025
Accrued interest expense	33	13
Accrued payroll and employee compensation	34	(338)
Other assets and liabilities, net	41	1,885

Net cash used in operating activities	(1,032)	(3,542)
Investing activities:
Proceeds from sales of short-term investments	—	1,121
Capital expenditures	(11)	(418)

Net cash (used in) provided by investing activities	(11)	703
Financing activities:
Proceeds from the sale of stock under the employee stock purchase plan	1	7
Proceeds from accounts receivable pledged as collateral, net	(4)	—
Repayment of principal on long-term debt	(415)	—

Net cash (used in) provided by financing activities	(418)	7
Effect of exchange rate changes on cash	2	(253)

Net decrease in cash and cash equivalents	(1,459)	(3,085)
Cash and cash equivalents, beginning of period	5,456	8,437

Cash and cash equivalents, end of period	$3,997	$5,352

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Financial Statement Preparation. The accompanying interim consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the Company) have been prepared by Overland Storage, Inc., without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated condensed balance sheet as of June 30, 2009, was derived from the audited financial statements at that date but may not include all disclosures required by U.S. GAAP. The Company operates its business in one operating segment.

The Company operates and reports using a 52-53 week fiscal year with each its year ending on the Sunday closest to the June 30. For ease of presentation, the Company’s last fiscal year is considered to end June 30, 2009 and the Company’s first quarter of fiscal 2010 is considered to end September 30, 2009. For example, references to the quarter ended September 30, 2009, the three months ended September 30, 2009, or the first quarter of fiscal 2010 refer to the fiscal quarter ended September 27, 2009. The first quarter of fiscal 2010 and the first quarter of fiscal 2009 both included 13 weeks.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company’s consolidated condensed results of operations, financial position and cash flows as of September 30, 2009 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009. The results reported in these consolidated condensed financial statements for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company has incurred losses for its last four fiscal years and negative cash flows for its last three fiscal years. As of September 30, 2009, the Company had an accumulated deficit of $72.6 million. During the first quarter of fiscal 2010, the Company incurred a net loss of $3.7 million and its cash and cash equivalents balance declined by $1.5 million to $4.0 million compared with cash and cash equivalents of $5.5 million at June 30, 2009.

In June 2008, the Company issued a promissory note in favor of Adaptec, Inc. In November 2008, the Company entered into a domestic non-original equipment manufacturer (non-OEM) accounts receivable financing agreement with Marquette Commercial Finance. In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement with Faunus Group International (FGI). In April 2009, the Company entered into a secured note with Anacomp, Inc. On November 4, 2009, the Company completed the sale of 6,210,000 shares of its common stock through a public offering of common stock at $0.70 per share resulting in gross proceeds of $4.3 million (estimated net proceeds of $3.7 million). The Company has no unused sources of liquidity at this time. For the year ending June 27, 2010, the Company expects to incur a net loss as it continues to change its business model and improves operational efficiencies.

Inclusive of the proceeds from the November 2009 public offering of common stock, management has projected that cash on hand and funding available under the Company’s non-OEM accounts receivable financing agreements will be sufficient to allow it to continue operations at current levels for the next twelve months. However, a shortfall from projected sales levels and a consequential decrease in eligible non-OEM receivables, or a change to the historical timing of receivables, could have a material adverse affect on the Company’s ability to access the level of funding necessary to continue operations at current levels. In the event the Company’s access to receivables financing decreases, it may be forced to further extend payment terms with suppliers where possible, to liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The Company may seek additional equity, debt or equity-based financing when market conditions permit. If the Company raises additional funds by selling additional shares of its capital stock, or securities convertible into shares of its capital stock, the ownership interests of the Company’s existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If the Company needs additional funding for operations and is unable to raise it, it may be forced to liquidate assets and/or curtail or cease operations.

The Company’s recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may never return to profitability, or if it does, it may not be able to sustain profitability on a quarterly or annual basis.

Principles of Consolidation. The Company’s consolidated condensed financial statements include assets, liabilities and operating results of wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fair Value of Financial Instruments. The Company’s financial instruments consist of auction rate securities (ARS), accounts receivable (pledged and non-pledged), accounts payable and notes payable. Investments in debt securities, other than ARS, are recorded at fair value based on quoted market prices for those securities. As of September 30, 2009, other assets included $1.9 million of ARS with a par value of $5.0 million. See Note 3 for a discussion of the fair value of ARS. The carrying value of accounts receivable and accounts payable approximates their fair value due to the short-term nature of the account. In addition, the carrying amounts of the Company’s notes payable to Adaptec and Anacomp approximate their fair values as the interest rates of the notes payable are substantially comparable to rates offered for similar debt instruments. During the first quarter of fiscal 2009, the Company transferred all balances from its money market accounts to its checking accounts and sold all mortgage-backed securities.

Fair Value Measurements. Effective July 1, 2008, the first day of the Company’s fiscal 2009, the Company adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and liabilities. The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations. The guidance for the fair value option for financial assets and liabilities provides companies with the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value. Financial assets that are measured or disclosed at fair value on a recurring basis include:

•	Cash — face value approximates fair value.

•	Mortgage-backed securities — the Company sold all of its mortgage-backed securities during the first quarter of fiscal 2009.

•	Auction Rate Securities — fair value measured in accordance with the authoritative guidance for fair value measurements.

Effective July 1, 2009, the first day of the Company’s fiscal 2010, the Company adopted the authoritative guidance for fair value measurements and the fair value option for non-financial assets and liabilities. At September 30, 2009, none of the Company’s non-financial assets and liabilities were recorded at fair value on a non-recurring basis. The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

NOTE 2 — COMPANY RESTRUCTURINGS

Fiscal 2010 Restructuring of Workforce

In fiscal October 2009, the Company reduced its worldwide workforce by 6.4%, or 15 employees, in accordance with the Company’s initiatives to restructure its workforce. Severance costs, including COBRA premiums, related to the terminated employees of $422,000 were recorded in the first quarter of fiscal 2010, under the authoritative guidance for exit or disposal cost obligations.

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

The following table summarizes the activity associated with the fiscal 2010 and 2009 restructurings (severance costs in thousands):

	% of Workforce	Number of Employees	Severance Costs
August 2008 (1)	13.0%	53	$352
December 2008 (2)	3.4	11	52
January 2009 (1)	17.0	53	451
March 2009 (3)	11.1	29	243
October 2009 (3)	6.4	15	422

		161	$1,520

(1)	Severance costs, including the Company’s payments of COBRA premiums, are included in sales and marketing expense, research and development expense and general and administrative expense.
(2)	Severance costs, including the Company’s payments of COBRA premiums, are included in sales and marketing expense and research and development expense.
(3)	Severance costs, including the Company’s payments of COBRA premiums, are included in cost of goods sold, sales and marketing expense, research and development expense and general and administrative expense.

The following table summarizes the activity and balances of accrued restructuring charges through September 30, 2009 (in thousands):

	Employee Related	Facilities	Total
Balance at June 30, 2009	$82	$50	$132
Accrued restructuring charges	422	—	422
Cash payments	(70)	(7)	(77)

Balance at September 30, 2009	$434	$43	$477

NOTE 3 — FAIR VALUE OF AUCTION RATE SECURITIES

In April 2009, the Financial Accounting Standards Board (FASB) amended the existing guidance on determining whether an impairment of investments in debt securities is other-than-temporary. Effective for the Company’s third quarter of fiscal 2009, if the debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to other income (expense) for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to other income (expense), and the noncredit loss portion is recorded as a separate component of other comprehensive loss. Prior to the Company’s third quarter of fiscal 2009, the entire other-than-temporary impairment charge was recognized in earnings for all debt securities.

Fair value is defined as exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. At this time the Company does not have any Level 1 instruments.

Level 2 includes financial instruments for which there are inputs other than quoted market prices included in Level 1 that are observable for the instrument such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets) or model-drive valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates. At this time the Company does not have any Level 2 instruments.

Level 3 includes financial instruments for which fair value is derived from valuation techniques including pricing models and discounted cash flow models in which one or more significant inputs are observable, including the Company’s own assumptions. The pricing models incorporate transaction details such as (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities including consideration of the ratings downgrades and the lack of liquidity, and (iii) future expected cash flow streams. If the auctions continue to fail, or the Company determines that one or more of the assumptions used in the estimate needs to be revised, the Company may be required to record an additional impairment on these securities in the future. Level 3 assets consist entirely of ARS instruments whose values are determined using inputs that are both unobservable and significant to the values of the instruments being measured.

ARS are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (generally, every 28 days), based on market demand for a reset period. ARS are bought and sold in the marketplace through a competitive bidding process referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Due to the auction process having failed since July 2007, market data for identical financial assets was unavailable for the Company to measure fair value of ARS as of September 30, 2009.

As of September 30, 2009, the Company held ARS, purchased as highly rated (AAA) investment grade securities, with a par value of $5.0 million, which are collateralized by corporate debt obligations. The two ARS instruments held by the Company were downgraded by Fitch Ratings from AAA, at the time of purchase, to BB, as of September 30, 2009, and currently remain at BB. These securities, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact sub-prime mortgages have had on liquidity in the credit markets. As a result, the Company recognized other-than-temporary impairment losses of $1.6 million, pre-tax, during fiscal 2009 which was recorded in other expense, net. As of September 30, and June 30, 2009, the Company estimated the fair value of its ARS at $1.9 million and $1.7 million, respectively, and recorded an unrealized gain of $0.2 million, during each of the first quarter of fiscal 2010 and the fourth quarter of fiscal 2009. The unrealized gains are recorded in other comprehensive income, as a separate component of shareholders’ deficit, in the accompanying consolidated condensed balance sheet (see Note 6 — Comprehensive Loss).

The following table presents the Company’s hierarchy for financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Auction rate securities	$—	$—	$1,908	$1,908

The following table summarizes the change in Level 3 securities for the three-month period ended September 30, 2009 (in thousands):

Level 3 Auction- Rate Securities (in thousands)
Balance at June 30, 2009	$1,711
Unrealized gain	197

Balance at September 30, 2009	$1,908

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes inventories (in thousands):

	September 30, 2009	June 30, 2009
Raw materials	$5,459	$5,921
Work in process	781	753
Finished goods	5,502	5,818

	$11,742	$12,492

The following table summarizes other current assets (in thousands):

	September 30, 2009	June 30, 2009
Prepaid third-party service contracts	$5,617	$5,686
VAT receivable	546	504
Prepaid insurance and services	472	423
Short-term deposits	267	409
Other	464	388

	$7,366	$7,410

The following table summarizes other assets (in thousands):

	September 30, 2009	June 30, 2009
Auction rate securities	$1,908	$1,711
Deferred service contracts	1,452	1,453
Other	112	142

	$3,472	$3,306

The following table summarizes accrued liabilities (in thousands):

	September 30, 2009	June 30, 2009
Deferred revenue – Service contracts	$12,047	$12,140
Accrued expenses	2,319	2,944
Third-party service contracts payable	2,105	1,731
Deferred revenue – Distributors	915	713
Accrued market development funds	515	495
Other	191	162

	$18,092	$18,185

The following table summarizes other long-term liabilities (in thousands):

	September 30, 2009	June 30, 2009
Deferred revenue – Service contracts	$4,361	$4,466
Deferred rent	1,200	1,216
Other	120	120

	$5,681	$5,802

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

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three months ended September 30,
	2009	2008
Options outstanding and ESPP share purchase rights	3,379	2,693

NOTE 6 — COMPREHENSIVE LOSS

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, which are charged or credited to accumulated other comprehensive loss within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three months ended September 30,
	2009	2008
Net loss	$(3,692)	$(6,906)
Change in foreign currency translation adjustments	53	(253)
Change in unrealized gain (loss) on available-for-sale securities	197	(14)

Total comprehensive loss	$(3,442)	$(7,173)

NOTE 7 — INCOME TAXES

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is the Company’s practice to include interest and penalties that relate to income tax matters as a component of its provision for income taxes.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company did not record any material amounts of interest or penalties through September 30, 2009.

The Company is subject to taxation in the United States and in various state and foreign tax jurisdictions. Generally, the Company’s tax years for fiscal 2005 and forward are subject to examination by the U.S. federal tax authorities.

Potential 382 Limitation

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a loss corporation under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations of the Company.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Warranty and Extended Warranty

The Company records a provision for estimated future warranty costs for both the return-to-factory and on-site warranties. If future actual costs to repair differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.

Separately priced extended on-site warranties are offered on all product lines. The Company contracts with third-party service providers to service all on-site warranties. Extended warranty revenue and amounts paid in advance to third-party service providers are deferred and recognized as service revenue and cost of service revenue, respectively, over the period of the service agreement.

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue
Liability at June 30, 2009	$3,798	$15,989
Settlements made during the period	(361)	(4,556)
Change in liability for warranties issued during the period	310	4,416
Change in liability for preexisting warranties	(225)	(21)

Liability at September 30, 2009	$3,522	$15,828

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at September 30, 2009 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

NOTE 9 — INTANGIBLE ASSETS

Intangible assets, net, consist solely of the intangible assets acquired in the June 2008 acquisition of Snap Server. The identifiable intangible assets acquired in the Snap Server acquisition consist of existing and core technology (acquired technology), which has been assigned an estimated useful life of four years, and customer contracts and trade names, which have been assigned an estimated useful life of six years. During fiscal 2009, the Company recorded final working capital adjustments totaling $147,000 and finalized the valuation of the purchase price resulting in a $242,000 increase in the value of the acquired intangibles. These final adjustments were recorded proportionately as an increase to the acquired intangible assets. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.

The following table summarizes intangible assets (in thousands):

	September 30, 2009	June 30, 2009
Acquired technology	$1,778	$1,778
Customer contracts and trade names	3,853	3,853

	5,631	5,631
Less: Accumulated amortization	(1,315)	(1,040)

	$4,316	$4,591

Amortization expense of intangible assets was $0.3 million during the first quarters of both fiscal 2010 and 2009. Estimated amortization expense for intangible assets is $0.8 million during the remainder of fiscal 2010 and $1.1 million, $1.1 million, $0.7 million and $0.6 million in fiscal 2011, 2012, 2013 and 2014, respectively.

NOTE 10 — COMMON STOCK

Issuance of Stock Options

2003 Equity Incentive Plan

In July 2009, as a retention initiative the Company granted stock options to employees to acquire, in the aggregate, 549,000 shares of common stock with an exercise price of $0.55 per share. These options vest over three years and expire on the sixth anniversary of the grant.

In September 2009, the Company granted options to acquire, in the aggregate, 80,000 shares of common stock to certain employees with an exercise price of $0.91 per share. These options vest over three years and expire on the sixth anniversary of the grant.

Outside of 2003 Equity Incentive Plan

In July 2009, the Company granted an option to acquire 75,000 shares of common stock to an executive officer and an option to acquire 120,000 shares of common stock to another executive officer. These options vest over three years and one year, respectively. The exercise price of these options is $0.55 per share and they expire on the sixth anniversary of the grant.

In September 2009, the Company granted an option to acquire 120,000 shares of common stock to another executive officer with an exercise price of $0.87 per share. The option vests over two years and expires on the sixth anniversary of the grant.

Employee Stock Purchase Plan

During the first quarter of fiscal 2010, the Company issued 1,500 shares of common stock purchased through the Company’s 2006 employee stock purchase plan.

NOTE 11 – DEBT

Debt consists of the following as of September 30, 2009 (in thousands):

	Principal	Accrued Interest	Total
Obligation under MCF Financing Agreement	$2,372	$35	$2,407
Note payable to Anacomp, including accrued interest	2,310	133	2,443
Obligation under FGI Financing Agreement	1,743	—	1,743
Note payable to Adaptec, including accrued interest	710	29	739

	$7,135	$197	$7,332

MCF Financing Agreement

In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement (the MCF Financing Agreement) with Marquette Commercial Finance (MCF). Under the terms of the MCF Financing Agreement, the Company may offer to sell its accounts receivable to MCF each month during the term of the MCF Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million in gross receivables submitted, or $6.3 million in net amounts funded based upon a 70.0% advance rate. The MCF Financing Agreement may be terminated by either party with 30 days written notice. The Company is not obligated to offer accounts in any month, and MCF has the right to decline to purchase any offered accounts (invoices). To date, individual invoices declined by MCF were considered immaterial to the Company’s accounts receivable balance, financial position and cash flows. Net amounts funded by MCF as of September 30, 2009, based upon a 70.0% advance rate, were $2.4 million.

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

The Company accounts for the sale of receivables under the MCF Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $5.7 million as of September 30, 2009, includes $3.4 million of gross receivables that have been designated as “sold” to MCF and that serve as collateral for short-term debt in the amount of $2.4 million, excluding accrued interest, as of September 30, 2009.

The Company was in compliance with the terms of the MCF Financing Agreement at September 30, 2009. Management continues to monitor the Company’s compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. A significant increase in rebates claimed as a percentage of the Company’s gross collections could lead to the Company’s failure to satisfy the dilution covenant. In August 2009, due to rebates claimed, the permissible dilution covenant was exceeded. MCF waived this deviation from the covenant. As of September 30, 2009, the Company was in compliance with the dilution covenant. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the permissible dilution covenant throughout the remainder of fiscal 2010.

Note Payable to Anacomp

In April 2009, the Company entered into a secured promissory note with Anacomp, Inc., one of the Company’s authorized service providers. The Anacomp note represents a conversion of accounts payable owed by the Company to Anacomp that accumulated primarily during the third quarter of fiscal 2009, during which time the Company was negotiating an extension and other terms under its agreement with Anacomp. The Anacomp note, as amended and restated to reflect the actual accounts payable due, is in the amount of $2.3 million and accrues simple interest at 12.0% per annum. The Anacomp note is repayable as follows:

Payment Due	Amount
October 9, 2009	$462,000	Plus the then accrued and unpaid interest
January 8, 2010	577,500	Plus the then accrued and unpaid interest
April 9, 2010	577,500	Plus the then accrued and unpaid interest
July 9, 2010	693,000	Plus the then accrued and unpaid interest

At September 30, 2009, the $2.4 million amount due under the Anacomp note is recorded as current, including $0.1 million of accrued interest. The Anacomp note is secured by collateral including all of the Company’s inventory, equipment, fixtures, accounts, contract rights, general intangibles and intellectual property, excepting (i) the intellectual property purchased from Adaptec in June 2008, and (ii) any accounts receivable transferred to FGI or MCF. Anacomp’s security interest is subordinated to FGI’s security interest.

FGI Financing Agreement

In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement (the FGI Financing Agreement) with Faunus Group International (FGI). Under the terms of the FGI Financing Agreement, the Company may offer to sell its foreign non-OEM accounts receivable to FGI each month during the term of the FGI Financing Agreement, up to a maximum amount outstanding at any time of $5.0 million in gross accounts receivable submitted, or $3.75 million in net amounts funded based upon a 75.0% advance rate. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company will pay FGI a monthly collateral management fee equal to 1.09% of the average monthly balance of accounts purchased by FGI. In addition, FGI will charge the Company interest on the daily net funds employed at a rate equal to the greater of (i) 7.5% or (ii) 3.0% above FGI’s prime rate. The Company is not obligated to offer accounts in any month, and FGI has the right to decline to purchase any accounts. Net amounts funded by FGI as of September 30, 2009, based upon a 75.0% advance rate, were $1.7 million.

The FGI Financing Agreement is for a term of 24 months and automatically renews for additional two year terms unless either party gives notice of non-renewal. In addition, FGI may terminate the agreement upon a default by the Company, and may also terminate the agreement for convenience upon 30 days advance notice. The Company may terminate the agreement at any time by paying a $100,000 termination fee. The termination fee is not payable upon a termination by FGI or upon non-renewal. FGI has a security interest in substantially all of the Company’s assets.

The Company accounts for the sale of accounts receivable under the FGI Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $5.7 million as of September 30, 2009 includes $2.3 million of gross accounts receivable that have been designated as “sold” to FGI and that serve as collateral for short-term debt in the amount of $1.7 million as of September 30, 2009.

The Company was in compliance with the terms of the FGI Financing Agreement at September 30, 2009. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the terms of the FGI Financing Agreement throughout the remainder of fiscal 2010.

Note Payable to Adaptec

In connection with the Snap Server acquisition in June 2008, the Company issued a $1.4 million promissory note in favor of Adaptec, Inc., which accrued interest at the rate of 4.0% per annum and is secured by intellectual property related to the Snap Server business. Principal and interest under the note were originally due in one installment on June 27, 2009. In the fourth quarter of fiscal 2009, the Company and Adaptec restructured the note so that principal and interest are due in eleven unequal monthly installments beginning May 31, 2009, and ending March 30, 2010. As of September 30, 2009, principal and accrued interest totaled $0.7 million.

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. SFAS No. 166 also expands the disclosure requirements for such transactions. SFAS No. 166 is currently not included in the FASB Accounting Standards Codification (ASC). This standard will become effective for the Company in fiscal 2011. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value. ASU 2009-05 amends ASC 820, Fair Value Measurements, by providing additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. This ASU will become effective for the Company in the second fiscal quarter of 2010 and is not expected to have a significant impact on the measurement of liabilities as of that date; however, the ASU may affect the fair value measurement of liabilities for future acquisitions and divestitures.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. This ASU also eliminates the use of the residual value method for determining the allocation of arrangement consideration and requires expanded disclosures. This ASU will become effective for the Company for revenue arrangements entered into or materially modified on or after July 3, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this ASU on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force). ASU No. 2009-14 amends ASC 985-605, Software: Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605 on accounting for software sales. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for the Company for revenue arrangements entered into or materially modified on or after July 3, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this ASU on its consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition or disclosure in the financial statements through November 12, 2009, the date of issuance of this report.

On November 4, 2009, the Company sold 6,210,000 shares of its common stock through a public offering of common stock at $0.70 per share for gross proceeds of $4.3 million (estimated net proceeds of $3.7 million). In addition, the Company issued a warrant for the purchase of 270,000 shares of the Company’s common stock at $0.875 per share to the underwriter for the offering. The warrant may be exercised at any time beginning October 25, 2010, and ending October 30, 2014. The warrant features a net exercise provision which enables the holder to choose to exercise the warrant without paying cash by surrendering shares subject to the warrant. This right is available only if a registration statement covering the shares subject to the warrant is not available at the time of exercise. The Company also agreed to grant a single demand registration right to the holder(s) of the warrant under certain circumstances.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include: our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs; the continued availability of our non-OEM accounts receivable financing arrangements; our ability to achieve the intended cost savings and maintain quality with our new manufacturing partner; our ability to generate cash from operations or raise outside capital to service and repay debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; customers’, suppliers’ and creditors’ perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors,” in Part II, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

Generation of revenue. We generate the majority of our revenue from sales of our data protection appliances. The balance of our revenue is provided by selling maintenance contracts and rendering related services, selling spare parts, and earning royalties on our licensed technology. Historically, the majority of our sales have been generated through private label arrangements with original equipment manufacturers (OEMs), and the remainder has been made through our branded channel, which includes commercial distributors, direct market resellers (DMRs) and value added resellers (VARs). However, our strategy for the past three years has been to focus more on sales of new and expanded products to our branded channel, which historically has produced higher gross margins in comparison to OEM business.

Declining sales to Hewlett Packard (HP). In August 2005, we announced that our largest OEM customer, HP, had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006, which decreased our sales to HP. However, in mid-2007 HP re-launched its tape automation products supplied by us with support for HP’s new LTO-4 tape drives, which slowed the rate of replacement of our supplied products by the alternate supplier’s product. Although we believe that our sales to HP will continue to decline, we recently extended our supply agreement with HP until July 2012 with automatic renewals for three successive one-year periods unless earlier terminated. Revenue from HP represented approximately 25.5% of total net revenue in the first quarter of fiscal 2010 compared with 26.7% of total net revenue in the first quarter of fiscal 2009.

Recent setbacks. During the first quarter of fiscal 2010, we continued to experience lower than anticipated revenue. We believe customers have delayed purchases for a number of reasons, including (i) the uncertainty of the world economy and a general decrease in Information Technology (IT) spending, and (ii) a reluctance by some customers to purchase our products due to weakness in our financial condition. Due to the closing of our public offering of common stock in November 2009, we expect customer reluctance due to our financial condition will be less of an issue during the remainder of fiscal 2010.

We reported net revenue of $19.3 million for the first quarter of fiscal 2010, compared with $32.3 million for the first quarter of fiscal 2009. The decline in net revenue resulted in a net loss of $3.7 million, or $0.29 per share, for the first quarter of fiscal 2010 compared with a net loss of $6.9 million, or $0.54 per share, for the first quarter of fiscal 2009.

Positive trends. During the first quarter of fiscal 2010, we achieved a number of financial and operational objectives designed to further our efforts to regain profitability:

•

Operating expenses in the first quarter of fiscal 2010 continued to decrease compared with the first quarter fiscal 2009 due to our continued efforts to reduce costs. Operating expenses were $8.4 million for the first quarter of fiscal 2010 and $15.6 million for the first quarter of fiscal 2009.

•

General and administrative (G&A) expense leveled off in the first quarter of fiscal 2010 through efforts to reduce costs. G&A expense totaled $2.7 million in the first quarter of fiscal 2010, $3.0 million in the first quarter of fiscal 2009 and $2.6 million in the fourth quarter of fiscal 2009. G&A expense in the first quarter of fiscal 2010 included a $0.3 million severance accrual related to an executive officer. There was no such accrual in the first quarter of fiscal 2009 or the fourth quarter of fiscal 2009.

•

Research and development (R&D) expense decreased to $1.5 million in the first quarter of fiscal 2010 from $3.2 million in the first quarter of fiscal 2009 and $1.6 million in the fourth quarter of fiscal 2009. The decreases are primarily associated with management re-focusing its efforts on our product roadmap to develop new products in storage area network and network attached storage disk-based solutions.

•

Sales and marketing expenses decreased to $4.3 million in the first quarter of fiscal 2010 from $9.4 million in the first quarter of fiscal 2009 and $4.4 million in the fourth quarter of fiscal 2009. The decrease is primarily attributable to restructuring and reductions in marketing programs and reductions in headcount for sales and marketing departments.

•	We continued to increase inventory turns while decreasing inventory levels during the first quarter of fiscal 2010. We continue to target lower inventory levels and higher inventory turns.

•	As a percentage of total revenue, service revenue increased 11.8% to 29.9% for the first quarter of fiscal 2010 compared to the 18.1% for the first quarter of fiscal 2009.

Liquidity and capital resources. Historically, our primary source of liquidity has been cash generated from operations. However, in the first quarter of fiscal 2010, we incurred a net loss of $3.7 million and the balance of cash and cash equivalents declined by $1.5 million. At September 30, 2009, we had $4.0 million of cash and cash equivalents compared with $5.5 million at June 30, 2009. On November 4, 2009, we sold 6,210,000 shares of our common stock through a public offering of common stock at $0.70 per share for gross proceeds of $4.3 million (estimated net proceeds of $3.7 million). We have no unused source of liquidity at this time. Cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of calendar 2009 as we continue to change our business model and improve operational efficiencies.

Inclusive of the proceeds from the November 2009 public offering of common stock, management has projected that cash on hand, along with funding available under our non-OEM accounts receivable financing agreements, will be sufficient to allow us to continue operations at current levels through fiscal 2010. However, a shortfall from projected sales levels and a consequent decrease in eligible non-OEM receivables or a change to the historical timing of receivables could have a material adverse effect on our ability to access the necessary level of funding to continue operations at current levels. In the event this was to happen, we would be forced to further extend payment terms with suppliers where possible, to liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could harm our business, results of operations and future prospects.

As of September 30, 2009, we had negative working capital of $6.5 million, reflecting a $2.8 million decrease in current assets and a $1.1 million increase in current liabilities during the first quarter of fiscal 2010. The decrease in current assets is primarily attributable to the use of cash in operating activities, reduced sales and maintaining lower inventory balances. The increase in current liabilities is primarily attributable to a reclassification of $0.7 million in long-term debt to current debt during the first quarter of fiscal 2010. Current liabilities associated with our non-OEM accounts receivable financing arrangements, including accrued interest, remained constant at $4.2 million as of September 30 and June 30, 2009. See “Liquidity and Capital Resources” below for a description of these arrangements.

As of September 30, 2009, our other assets included $1.9 million of ARS with a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term. We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term may bring less than the carrying value of these securities as of September 30, 2009 due to the lack of a market for these securities.

Industry trends. We estimate that the cost of data management is four times the cost of storage devices. Furthermore, many small and medium enterprises (SMEs) and small and medium business (SMBs) are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives and high performance SAS (Serial Attached SCSI) drives. IDC estimates that the total NAS market will grow at approximately 7.6% per year, and the growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server solutions lie, is estimated at 10.9% by IDC. Tape storage still constitutes approximately 9.0% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 44.3% and 52.2% of our revenue during the first quarter of fiscal 2010 and 2009, respectively.

Recent Developments

•	In October 2009, we launched the NEO®s family of automated tape libraries. The NEOs provides affordable backup, disaster recovery and archive capabilities.

•

In October 2009, we announced a strategic manufacturing agreement with Foxconn. Foxconn will initially collaborate with us on the manufacture of one product line within our portfolio of end-to-end data protection solutions.

•

On November 4, 2009, we sold 6,210,000 shares of our common stock through a public offering of common stock at $0.70 per share for gross proceeds of $4.3 million (estimated net proceeds of $3.7 million).

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Operations and Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2009; and we discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of that report. Unless otherwise described below, there have been no material changes in our critical accounting policies and estimates.

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue:

	Three months ended September 30,
	2009	2008
Net revenue	100.0%	100.0%
Cost of revenue	73.0	73.0

Gross profit	27.0	27.0
Operating expenses:
Sales and marketing	22.1	29.2
Research and development	7.5	9.8
General and administrative	13.9	9.4

	43.5	48.4
Loss from operations	(16.5)	(21.4)
Other expense, net	(2.2)	(0.4)

Loss before income taxes	(18.7)	(21.8)
Provision for (benefit from) income taxes	0.4	(0.4)

Net loss	(19.1)%	(21.4)%

A summary of the sales mix by product follows:

	Three months ended September 30,
	2009	2008
Tape based products:
NEO Series	36.4%	43.9%
ARCvault	7.9	8.3

	44.3	52.2
Disk based products:
REO	3.7	7.0
ULTAMUS	1.4	2.1
Snap Server	9.8	10.7

	14.9	19.8
Service	29.9	18.1
Spare parts and other	10.2	9.4
VR2	0.7	0.5

	100.0%	100.0%

The first quarter of fiscal 2010 compared with the first quarter of fiscal 2009

Net Revenue. Net revenue decreased to $19.3 million during the first quarter of fiscal 2010 from $32.3 million during the first quarter of fiscal 2009. The decrease of $13.0 million, or 40.2%, was consistent across all regions (Americas, Europe, Middle East and Africa, and Asia Pacific) within our branded channel and in our OEM channel. Additionally, the decrease was consistent across all product lines.

Product Revenue

Net product revenue from OEM customers decreased to $4.5 million in the first quarter of fiscal 2010 from $9.1 million in the first quarter of fiscal 2009. The decrease of $4.6 million, or 50.5%, was primarily a result of decreased sales volumes. Revenue from HP represented approximately 25.5% of net revenue in the first quarter of fiscal 2010 compared with 26.7% of net revenue in the first quarter of fiscal 2009.

Net product revenue from Overland branded products, excluding service revenue, decreased to $8.8 million during the first quarter of fiscal 2010 from $17.2 million during the first quarter of fiscal 2009, a decrease of $8.4 million, or 48.8%. The decrease represents (i) uncertainty in the world economy and a general decrease in IT spending and (ii) a reluctance by some customers to purchase our products due to weakness in our financial condition. Due to the closing of our public offering of common stock in November 2009, we expect customer reluctance due to our financial condition will be less of an issue during the remainder of fiscal 2010.

Service Revenue

Service revenue was constant at $5.8 million in the first quarter of fiscal 2010 and the first quarter of fiscal 2009. As a percentage of total revenue, service revenue increased 11.8% to 29.9% for the first quarter of fiscal 2010 compared to 18.1% for the first quarter of fiscal 2009.

Royalty fees

Royalty revenue was constant at $0.2 million for the first quarter of fiscal 2010 and the first quarter of fiscal 2009.

Gross Profit. Gross profit in the first quarter of fiscal 2010 decreased to $5.2 million from $8.7 million in the first quarter of fiscal 2009. Gross margin remained constant at 27.0% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

Product Revenue

Gross profit on product revenue was $2.1 million for the first quarter of fiscal 2010 compared with $5.4 million for the first quarter of fiscal 2009. The decrease of $3.3 million, or 61.1%, was due primarily to the 49.0% decrease in total net product revenue.

Service Revenue

Gross profit on service revenue decreased to $2.9 million during the first quarter of fiscal 2010 from $3.1 million during the first quarter of fiscal 2009. The decrease of $0.2 million, or 6.4%, was due primarily to the cost of service increasing in excess of cost reductions on servicing of warranty contracts.

Share-Based Compensation. During the first quarter of fiscal 2010 and 2009, we recorded share-based compensation expense of approximately $0.1 million. Share-based compensation expense for the second quarter of fiscal 2010 is expected to be approximately $0.1 million.

The following table summarizes shared-based compensation by income statement caption (in thousands):

	Three months ended September 30,
	2009	2008	Change
Cost of product sales	$17	$5	$12
Sales and marketing	62	35	27
Research and development	15	12	3
General and administrative	28	22	6

	$122	$74	$48

Sales and Marketing Expenses. Sales and marketing expenses decreased to $4.3 million during the first quarter of fiscal 2010 from $9.4 million during the first quarter of fiscal 2009. The decrease of approximately $5.1 million, or 54.3%, was primarily a result of a decrease of $3.0 million in employee related expenses, including a decrease of $0.6 million in commission expense. The decrease in employee related expenses was due to (i) a decrease in the average headcount by 64 employees from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 (the decrease in headcount is primarily due to the reductions in workforce in the first three quarters of fiscal 2009) and (ii) a 10.0% pay cut enacted in January 2009. In addition, the following factors further contributed to the decline in sales and marketing expenses: (i) a decrease of $1.2 million in public relations and advertising costs, including contractor fees, due to restructuring and reductions in marketing programs and bringing previously outsourced projects in house, (ii) a decrease of $0.4 million in travel expenses associated with a our cost savings initiatives and (iii) a decrease of $0.1 million in severance costs.

Research and Development Expenses. Research and development expenses decreased to $1.5 million during the first quarter of fiscal 2010 from $3.2 million during the first quarter of fiscal 2009. The decrease of approximately $1.7 million, or 53.1%, was primarily a result of (i) a decrease of $1.3 million in employee and related expenses (including travel costs) associated with a decrease in average headcount by 23 employees and the 10.0% pay cut enacted in January 2009, (ii) a decrease of $0.2 million in development expense associated with management re-focusing its efforts related to our product roadmap and (iii) a decrease of $0.1 million in severance costs associated with the August 2008 restructuring plan.

General and Administrative Expenses. General and administrative expenses decreased to $2.7 million during the first quarter of fiscal 2010 from $3.0 million for the first quarter of fiscal 2009. The decrease of approximately $0.3 million, or 10.0%, was primarily the result of (i) a decrease of $0.4 million in outside services fees due to cost reduction efforts and (ii) a decrease of approximately $0.3 million in employee and related expenses (including travel costs) associated with a the 10.0% pay cut enacted in January 2009. These decreases were partially offset by a (i) $0.3 million increase in severance expense associated with an executive officer and (ii) a $0.1 million increase in legal expenses associated with our October 2009 workforce restructurings.

Interest Expense. Interest expense totaled $0.4 million during the first quarter of fiscal 2010 compared with $13,000 during the first quarter of fiscal 2009. In fiscal 2009, we entered into two non-OEM accounts receivable financing agreements and converted $2.3 million in accounts payable to a note (the Anacomp note). Under the non-OEM accounts receivable financing agreements we recorded interest expense of $0.3 million, including $35,000 in amortization of debt issuance costs. Interest expense associated with our note payable to Anacomp included $0.1 million during the first quarter of fiscal 2010. Interest expense in the first quarter of fiscal 2009 was entirely associated with the note payable to Adaptec.

Liquidity and Capital Resources. At September 30, 2009, we had $4.0 million of cash and cash equivalents compared with $5.5 million at June 30, 2009. On November 4, 2009, we sold 6,210,000 shares of our common stock through a public offering of common stock at $0.70 per share. For the year ending June 27, 2010, we expect to incur a net loss as we change our business model and improve operational efficiencies. We have no unused sources of liquidity at this time.

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred losses since the fourth quarter of fiscal 2005, and negative cash flows from operating activities since the fourth quarter of fiscal 2005, with the exception of the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, in which we generated cash from operating activities. For the three months ended September 30, 2009, we incurred a net loss of $3.7 million and our cash and cash equivalents balance declined by $1.5 million compared with June 30, 2009.

As of September 30, 2009, we had negative working capital of $6.5 million, reflecting a $2.8 million decrease in current assets and a $1.1 million increase in current liabilities during the first quarter of fiscal 2010. The decrease in current assets is primarily attributable to the use of cash in operating activities, reduced sales and maintaining lower inventory balances. The increase in current liabilities is primarily attributable to a reclassification of $0.7 million in long-term debt to current debt during the first quarter of fiscal 2010. Current liabilities associated with our non-OEM accounts receivable financing arrangements, including accrued interest, remained constant at $4.2 million as of September 30 and June 30, 2009.

Under the MCF Financing Agreement, we are not obligated to offer any accounts (invoices) in any month, and MCF has the right to decline to purchase any offered accounts (invoices). To date, individual invoices declined by MCF were considered immaterial to our accounts receivable balance, financial position and cash flows. A significant increase in rebates claimed as a percentage of our gross collections could lead to our failure to satisfy the dilution covenant. In August 2009, due to rebates claimed, the permissible dilution covenant was exceeded. MCF waived this deviation from the covenant. As of September 30, 2009, we were in compliance with the dilution covenant. Management continues to monitor our compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. Based upon our current operating assumptions, we expect to remain in compliance with the permissible dilution covenant throughout fiscal 2010.

FGI may terminate the agreement upon default by us, and may also terminate the agreement for convenience upon 30 days advance notice. We may terminate the agreement at any time by paying a $100,000 termination fee. The termination fee is not payable upon a termination by FGI or upon non-renewal. We were in compliance with the terms of the FGI Financing Agreement at September 30, 2009. Based upon our current operating assumptions, we expect to remain in compliance with the terms of the FGI Financing Agreement throughout fiscal 2010.

Inclusive of the proceeds from the November 2009 public offering of common stock, management has projected that cash on hand and funding available under our non-OEM accounts receivable financing agreements will be sufficient to allow us to continue operations at current levels for the next twelve months. However, a shortfall from projected sales levels and a consequential decrease in eligible non-OEM receivables or a change to the historical timing of receivables could have a material adverse affect on our ability to access the necessary level of funding to continue operations at current levels. In the event our access to receivables financing decreases, we may be forced to extend payment terms with suppliers where possible, to liquidate certain assets where possible, and/or to suspend or curtail certain planned programs. Any of these actions could materially harm our business, results of operations and future prospects. To guard against this risk, we may seek additional equity, debt or equity-based financing when market conditions permit. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As of September 30, 2009, our other assets included $1.9 million of auction rate securities with a par value of $5.0 million. The auctions for these securities have failed since July 2007, which limits our ability to liquidate these securities and recover their carrying value in the near term. We may nonetheless attempt to liquidate these securities to meet cash needs. We cannot predict whether we will be able to liquidate these securities, and we expect that any liquidation in the near term may bring less than the carrying value of these securities as of September 30, 2009 due to the lack of a market for these securities.

During the first three months of fiscal 2010, we used cash of $1.0 million for operating activities compared with $3.5 million during the first three months of fiscal 2009. This use of cash was primarily a result of our net loss of $3.7 million for the first three months of fiscal 2010, offset by overall increases in operating assets and liabilities. The increases primarily consisted of (i) a reduction in inventory reflecting management’s efforts to decrease inventory on hand, (ii) an increase in accounts payable and accrued liabilities, partially associated with increases in accrued restructuring charges of $0.4 million and (iii) a decrease in accounts receivable due to lower sales.

Capital expenditures during the first quarter of fiscal 2010 and 2009 totaled $11,000 and $0.4 million, respectively. During the first quarter of fiscal 2010, such expenditures were associated with machinery and equipment to support new product introductions. During the first quarter of fiscal 2009, such expenditures were primarily associated with computers, machinery and equipment to support new product development.

We used cash for financing activities of $0.4 million during the first quarter of fiscal 2010 compared with cash provided by financing activities of $7,000 during the first quarter of fiscal 2009. During the first quarter of fiscal 2010, we made payments totaling $0.4 million against the Adaptec note. Amounts funded under our non-OEM accounts receivable financing agreements remained flat from the end of fiscal 2009. Payments related to the Anacomp note are scheduled to begin in the second quarter of fiscal 2010. Cash generated from financing activities of $7,000 for the first quarter 2009 was the result of the purchase of shares of our common stock through our 2006 ESPP.

Inflation

Inflation has not had a significant impact on our operations during the periods presented. Historically, we have been able to pass on to our customers any increases in raw material prices caused by inflation. If at any time we cannot pass on such increases, our margins could suffer. Our exposure to the effects of inflation could be magnified by the concentration of OEM business, where our margins tend to be lower.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties that are not fully recorded in our consolidated condensed balance sheets or fully disclosed in the notes to our consolidated condensed financial statements.

Recent Accounting Pronouncements

See Note 12 to our consolidated condensed financial statements for information about recent accounting pronouncements.

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

Interest Rate Risk. All of our fixed income is derived from our cash and investment accounts and ARS. Investments classified as available-for-sale were sold in September 2008. Changes in the overall level of interest rates affect the interest income that is generated from our cash accounts and ARS. Our ARS, although not mortgage-backed, have experienced failed auctions primarily as a result of the impact that sub prime mortgages have had on liquidity in the credit markets.

Accounts receivable financing arrangements – During the first quarter of fiscal 2010, interest expense associated with our non-OEM accounts receivable financing arrangements with MCF and FGI was $0.4 million. We entered into these arrangements during fiscal 2009. The fixed or variable discount (herein after referred to as an Interest Rate) under the MCF Financing Agreement does not vary with prevailing interest rates; however it is based upon the time elapsed from funding by MCF to settlement of invoices by the customer. Under the MCF Financing Agreement the Interest Rate charged is a minimum of 2.5% and a maximum of 3.5%. During the first quarter of fiscal 2010, the average Interest Rate charged was approximately 2.6%. Assuming the levels of receivables factored under the MCF Financing Agreement were to fluctuate (increase or decrease) by 10.0% or $2.5 million on an annualized basis, we would expect a corresponding fluctuation in our interest expense of $48,000 during the remainder of fiscal 2010.

The interest rate under the FGI Financing Agreement is equal to the greater of (i) 7.5% or (ii) 3.0% above FGI’s prime rate. During the first quarter of fiscal 2010, the average interest rate charged was approximately 2.4%. Assuming levels of factored receivables under the FGI Financing Agreement remained consistent with those experienced in the first quarter of fiscal 2010, if interest rates were to fluctuate (increase or decrease) by 10.0% or 75 basis points, we would expect a corresponding fluctuation in our interest expense of $0.1 million during the remainder of fiscal 2010. Assuming the levels of receivables factored under the FGI Financing Agreement were to fluctuate (increase or decrease) by 10.0% or $2.0 million on an annualized basis, we would expect a corresponding fluctuation in our interest expense of $36,000 during the remainder of fiscal 2010.

ARS – During the first quarter of fiscal 2010, interest income was $32,000 with ARS yielding an annual average of 2.6% on a worldwide basis. The interest rate level was down approximately 100 basis points from 3.6% for the first quarter fiscal 2009. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10.0% or 26 basis points, we would expect a corresponding fluctuation in our interest income of approximately $10,000 during the remainder of fiscal 2010.

Cash – During the first quarter of fiscal 2010, total interest income was $300 with investments yielding an annual average of 0.03% on a worldwide basis. The interest rate level was down approximately 240 basis points from 2.4% in the first quarter of fiscal 2009. Assuming consistent investment levels, if interest rates were to fluctuate (increase or decrease) by 10.0%, we would expect no significant fluctuation in our interest income during the remainder of fiscal 2010.

The table below presents our cash balance and related weighted-average interest rates at the end of the first quarter of fiscal 2010 (in thousands, except percentage):

	September 30, 2009	Weighted-Average Interest Rate
Cash	$3,997	0.1%

The table above includes the U.S. dollar equivalent of cash denominated in foreign currencies, including $0.1 million in equivalents denominated in the euro and $0.2 million in equivalents denominated in the British pound.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales.

Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first three months of fiscal 2010 and 2009 was a loss of $35,000 and a gain of $0.3 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. — Risk Factors

An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider each of the following risk factors and each of the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2009 in evaluating our business and prospects as well as an investment in our company. The risks and uncertainties described below and in our annual report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information included or incorporated by reference in this report.

Our cash and other sources of liquidity may not be adequate to fund our operations for the next twelve months. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

Inclusive of the proceeds from the November 2009 public offering of common stock, management has projected that cash on hand and funding available under our non-OEM accounts receivable financing agreements will be sufficient to allow us to continue operations at current levels for the next twelve months. However, a shortfall from projected sales levels and a consequential decrease in eligible non-OEM receivables or a change to the historical timing of receivables could have a material adverse affect on our ability to access the necessary level of funding to continue operations at current levels. In the event our access to receivables financing decreases, we may be forced to further extend payment terms with suppliers where possible, to liquidate certain assets where possible, and/or to suspend or curtail certain planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We may seek additional equity, debt, equity-based financing (such as convertible debt) when market conditions permit. Such financing may not be available on favorable terms, or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

We urge you to review the additional information about our liquidity and capital resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report. If we cease to continue as a going concern due to lack of available capital or otherwise, you may lose your entire investment in our company.

We do not currently meet the continued listing requirements for the NASDAQ Global Market. We may effect a reverse stock split in order to meet one NASDAQ continued listing requirement but we may still not comply with other continued listing requirements. If our common stock is delisted from the NASDAQ Global Market and we are not able to transfer listing to the NASDAQ Capital Market, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

In September 2009, we received a NASDAQ Staff Deficiency Letter, or the NASDAQ Letter, indicating that our common stock had not maintained the minimum market value of publicly held shares, or MVPHS, of $15,000,000 as required for continued inclusion on the Global Market. The NASDAQ Letter has no effect on the listing of our common stock on the NASDAQ Global Market at this time. We have 90 calendar days, or until December 14, 2009, to regain compliance. To regain compliance, the MVPHS of our common stock must be $15,000,000 or more for 10 consecutive trading days no later than December 14, 2009.

NASDAQ has proposed to amend its rules concerning procedures followed when a listed company falls below certain listing requirements. These amendments, if adopted, would extend the compliance period for a deficiency in MVPHS from 90 days to 180 days. We cannot assure you that these amendments will be adopted as proposed or in time to affect our compliance period.

If compliance cannot be demonstrated by December 14, 2009 (or March 15, 2009 under the proposed amendments), the NASDAQ Staff will provide written notification that our common stock will be delisted. At that time, we may appeal the NASDAQ Staff’s determination to a Listing Qualifications Panel or apply for transfer to the NASDAQ Capital Market if we meet the continued listing requirements for the NASDAQ Capital Market at the time of transfer. If at the end of the permitted compliance period we have not regained compliance, we plan to transfer the listing of our common stock to the NASDAQ Capital Market if we are able to do so. We do not currently meet the continued listing requirements for the NASDAQ Capital Market and we do not expect to meet such standards by the currently applicable December 14, 2009 expiration date of the compliance period.

If we are not able to transfer to the NASDAQ Capital Market at the end of the compliance period, we intend to request a hearing with a Listing Qualifications Panel. Filing a request for a hearing with the Listing Qualifications Panel will automatically delay delisting of our common stock at least until the Listing Qualifications Panel issues a decision. The Listing Qualifications Panel has discretion to grant us an exception for up to 180 days after the NASDAQ Staff’s initial delisting decision to regain compliance with the continued listing standards of the NASDAQ Global Market or to transfer to the NASDAQ Capital Market if we meet the continued listing requirements for that market tier. We cannot provide assurance that the Listing Qualifications Panel will grant an exception, or if it does, that we would be able to comply with the conditions of such exception or with the continued listing requirements of the NASDAQ Global Market or the NASDAQ Capital Market before the expiration of any exception granted to us. If the Listing Qualifications Panel makes an unfavorable decision, we may file an appeal to the NASDAQ Listing and Hearings Review Council, or the Listing Council. An appeal to the Listing Council does not delay the delisting decision unless the Listing Council determines in its discretion to do so. The Listing Council currently has discretion to grant an exception for up to 360 days after the NASDAQ Staff’s initial delisting decision, but we can provide no assurance that the Listing Council would delay an unfavorable delisting decision or grant any exception.

We previously received a Staff Deficiency Letter on October 1, 2008, or the October 2008 Letter, indicating that we were not in compliance with the requirement that our common stock maintain a minimum bid price of $1.00 per share. Shortly after we received the October 2008 Letter, NASDAQ suspended the requirements related to minimum share price. The suspension of the minimum bid price expired on July 31, 2009, and we have until January 15, 2010 to comply with the $1.00 per share minimum bid price requirement. To remain listed, our common stock must have a closing bid price of at least $1.00 per share for ten consecutive business days prior to January 15, 2010. At our Annual Meeting of Shareholders in December 2008, shareholders approved an amendment to our Articles of Incorporation to effect a reverse stock split in a specific ratio ranging from one-for-two to one-for-ten, to be determined by our board of directors and effected, if at all, by December 9, 2009. If our common stock does not have a minimum bid price of at least $1.00 for ten consecutive business days prior to December 9, 2009, we intend to effect a reverse stock split in a ratio we believe will be sufficient to cause the stock price to exceed $1.00 per share. We cannot predict with certainty what effect a reverse stock split will have on the market price of our common stock, particularly over the longer term. Some investors may view a reverse stock split negatively, which could result in a decrease in the market capitalization of our company. If a reverse stock split is implemented, some shareholders currently holding round lots of one hundred shares may as a result own an odd lot of less than one hundred shares. The sale of an odd lot may result in incrementally higher trading costs through certain brokers.

We may fail to satisfy other NASDAQ continued listing requirements in the future.

Any delisting of our common stock by NASDAQ could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of the common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our stock at all.

We entered into a strategic manufacturing agreement with Foxconn. Our use of an outsourced manufacturing provider may not produce the intended benefits.

In October 2009 we entered into a strategic manufacturing agreement with Foxconn in order to strengthen our product supply chain and global manufacturing capabilities. Foxconn initially will collaborate with us on the manufacturing of one product line. The manufacturing agreement provides a framework for expansion of the collaboration to other product lines should the parties mutually decide to expand the relationship. Neither party is obligated to expand the relationship.

The transition to outsourced manufacturing is a complex task. If not properly executed, delays in transition may occur, product quality may decline and product cost may increase. If Foxconn is unable or unwilling to complete the transition in a timely and satisfactory manner, we may be required to continue to manufacture longer than originally intended or to locate an acceptable alternative manufacturer. Assuming a successful transition is completed, we still may have to change to another manufacturer because of problems with delivery schedules, manufacturing quality, product costs or other factors. In addition to the above, reliance on outsourced manufacturing involves a number of risks, including reduced control over delivery schedules, manufacturing quality and product costs. Any problems associated with the matters discussed above could result in significant expense, delays in shipment, a significant loss of potential revenues and may adversely affect the market price of our common stock.

Item 6. — Exhibits

10.1	Amended and Restated Secured Promissory Note by and between Overland and Anacomp, Inc. dated as of April 6, 2009.

10.2*	Retention Agreement between Overland and Jillian Mansolf dated July 13, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.3*	Employment Letter between Overland and Christopher Gopal dated August 20, 2009.

31.1	Certification of Eric L. Kelly, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer.
*	Management contract or compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: November 12, 2009	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of registrant)