Form 10-Q
period 2009-12-27
OVERLAND STORAGE INC
filed 2010-02-10
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

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

As of February 5, 2010, there were 6,340,436 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended December 27, 2009

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net revenue:
Product revenue	$14,527	$22,894	$27,884	$49,155
Service revenue	5,780	5,785	11,543	11,633
Royalty fees	125	270	318	465

	20,432	28,949	39,745	61,253
Cost of product revenue	11,828	18,330	23,094	39,153
Cost of service revenue	2,771	2,895	5,610	5,654

Gross profit	5,833	7,724	11,041	16,446
Operating expenses:
Sales and marketing	4,546	7,387	8,820	16,812
Research and development	1,464	2,798	2,921	5,975
General and administrative	2,581	2,428	5,260	5,455

	8,591	12,613	17,001	28,242

Loss from operations	(2,758)	(4,889)	(5,960)	(11,796)
Other income (expense):
Interest income	28	53	60	131
Interest expense	(366)	(16)	(782)	(30)
Other income (expense), net	592	(276)	558	(463)

Loss before income taxes	(2,504)	(5,128)	(6,124)	(12,158)
Provision for (benefit from) income taxes	76	24	148	(100)

Net loss	$(2,580)	$(5,152)	$(6,272)	$(12,058)

Net loss per share:
Basic and diluted	$(0.47)	$(1.21)	$(1.29)	$(2.83)

Shares used in computing net loss per share:
Basic and diluted	5,474	4,257	4,866	4,256

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

(In thousands)

	December 31, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$5,685	$5,456
Accounts receivable, net of allowance for doubtful accounts of $541 and $532 as of December 31, 2009 and June 30, 2009, respectively	6,796	6,949
Accounts receivable pledged as collateral	6,060	5,741
Inventories	11,349	12,492
Other current assets	7,179	7,410

Total current assets	37,069	38,048
Property and equipment, net	839	1,107
Intangible assets, net	4,041	4,591
Other assets	1,458	3,306

Total assets	$43,407	$47,052

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$10,280	$9,698
Accrued liabilities	18,135	18,185
Accrued payroll and employee compensation	2,204	1,787
Income taxes payable	290	179
Accrued warranty	3,054	3,798
Debt	6,749	7,025

Total current liabilities	40,712	40,672
Long-term debt	—	693
Other liabilities	5,374	5,802

Total liabilities	46,086	47,167
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and June 30, 2009, respectively	—	—
Common stock, no par value, 45,000 shares authorized; 6,340 and 4,259 shares issued and outstanding as of December 31, 2009 and June 30, 2009, respectively	73,129	69,178
Accumulated other comprehensive loss	(579)	(336)
Accumulated deficit	(75,229)	(68,957)

Total shareholders’ deficit	(2,679)	(115)

Total liabilities and shareholders’ deficit	$43,407	$47,052

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows (Unaudited)

(In thousands)

	Six months ended December 31,
	2009	2008
Operating activities:
Net loss	$(6,272)	$(12,058)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	864	805
Share-based compensation	247	124
Other-than-temporary impairment on investments	—	1,616
Gain on liquidation of auction rate securities	(495)	—
Loss on short-term investments	—	76
Changes in operating assets and liabilities:
Accounts receivable	153	33
Accounts receivable pledged as collateral	(319)	(1,235)
Inventories	1,143	1,091
Accounts payable and accrued liabilities	(186)	2,392
Accrued interest expense on note payable	(65)	27
Accrued payroll and employee compensation	420	(200)
Other assets and liabilities, net	(17)	650

Net cash used in operating activities	(4,527)	(6,679)
Investing activities:
Liquidation of auction rate securities	2,000	—
Proceeds from sales of short-term investments	—	1,120
Capital expenditures	(47)	(607)

Net cash provided by investing activities	1,953	513
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,694	—
Proceeds from the exercise of stock options and the purchase of stock under the 2006 employee stock purchase plan	10	7
Proceeds from accounts receivable pledged as collateral	279	864
Repayment of principal on long-term debt	(1,183)	—

Net cash provided by financing activities	2,800	871
Effect of exchange rate changes on cash	3	(109)

Net increase (decrease) in cash and cash equivalents	229	(5,404)
Cash and cash equivalents, beginning of period	5,456	8,437

Cash and cash equivalents, end of period	$5,685	$3,033

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

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter end. For ease of presentation, the Company’s last fiscal year is considered to have ended June 30, 2009 and the Company’s second quarter of fiscal 2010 is considered to have ended December 31, 2009. For example, references to the quarter ended December 31, 2009, the three months ended December 31, 2009, the first half of fiscal 2010 and the six months ended December 31, 2009 refer to the fiscal period ended December 27, 2009. The second quarter of fiscal 2010 and 2009 each included 13 weeks.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company’s consolidated condensed results of operations, financial position and cash flows as of December 31, 2009 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended June 28, 2009. The results reported in these consolidated condensed financial statements for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

Liquidity and Going Concern

In November 2009, we sold 2.1 million shares of our common stock through a public offering of common stock at $2.10 per share resulting in gross proceeds of $4.3 million (net proceeds of $3.7 million). In addition, we liquidated all of our auction rate securities for $2.0 million in proceeds in December 2009. The Company has incurred losses for its last four fiscal years and negative cash flows for its last three fiscal years. As of December 31, 2009, the Company had an accumulated deficit of $75.2 million. During the first half of fiscal 2010, the Company incurred a net loss of $6.3 million.

In June 2008, the Company issued a promissory note in favor of Adaptec, Inc. In November 2008, the Company entered into a domestic non-original equipment manufacturer (non-OEM) accounts receivable financing agreement with Marquette Commercial Finance. In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement with Faunus Group International (FGI). In April 2009, the Company entered into a secured note with Anacomp, Inc. The Company has no unused sources of liquidity at this time. For the year ending June 27, 2010, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.

Management has projected that cash on hand and funding available under the Company’s non-OEM accounts receivable financing agreements will be sufficient to allow it to continue operations at current levels into the first quarter of fiscal 2011. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on the Company’s ability to access the level of funding necessary to continue operations at current levels. In any of these events management would be forced to make further reductions in spending, may be forced to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The Company intends to seek additional equity, debt or equity-based financing when market conditions permit. If the Company raises additional funds by selling additional shares of its capital stock, or securities convertible into shares of its capital stock, the ownership interests of the Company’s existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If the Company needs additional funding for operations and is unable to raise it, it may be forced to liquidate assets and/or curtail or cease operations.

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

Fair Value of Financial Instruments.

The Company’s financial instruments consist of auction rate securities (ARS), accounts receivable (pledged and non-pledged), accounts payable and notes payable. Investments in debt securities, other than ARS, are recorded at fair value based on quoted market prices for those securities. As of June 30, 2009, other assets included $1.7 million of ARS with a par value of $5.0 million. See Note 3 for a discussion of the fair value of ARS. In December 2009, the Company liquidated these ARS for $2.0 million. The carrying value of accounts receivable and accounts payable approximates their fair value due to the short-term nature of the account. In addition, the carrying amounts of the Company’s notes payable to Adaptec and Anacomp approximate their fair values as the interest rates of the notes payable are substantially comparable to rates offered for similar debt instruments.

Fair Value Measurements.

Effective July 1, 2008, the first day of the Company’s fiscal 2009, the Company adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and liabilities. The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations. The guidance for the fair value option for financial assets and liabilities provides companies with the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value. Financial assets that are measured or disclosed at fair value on a recurring basis include:

•	Cash — face value approximates fair value.

•	Auction Rate Securities — the Company liquidated all of its ARS during the second quarter of fiscal 2010.

Effective July 1, 2009, the first day of the Company’s fiscal 2010, the Company adopted the authoritative guidance for fair value measurements and the fair value option for non-financial assets and liabilities. At December 31, 2009, none of the Company’s non-financial assets and liabilities were recorded at fair value on a non-recurring basis. The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

NOTE 2 — COMPANY RESTRUCTURINGS

Fiscal 2010 Restructuring of Workforce

In fiscal October 2009, the Company reduced its worldwide workforce by 6.4%, or 15 employees, in accordance with the Company’s realignment around core initiatives. Severance costs, including COBRA premiums, related to the terminated employees of $422,000 were recorded in the first quarter of fiscal 2010, under the authoritative guidance for exit or disposal cost obligations.

Fiscal 2009 Cost Reductions and Restructuring of Workforce

During fiscal 2009, the Company implemented several reductions in force as part of its cost-cutting initiatives. As part of the March 2009 restructuring, the Company terminated the employment of its sole employee in its Colorado facility. In April 2009, the Company vacated this facility, the lease for which expires in February 2011. In the fourth quarter of fiscal 2009, the Company recorded a charge of $55,000 to research and development expense for the estimated fair value of the liability associated with vacating this facility.

The following table summarizes the activity associated with the fiscal 2010 and 2009 restructurings (severance costs in thousands):

	% of Workforce	Number of Employees	Severance Costs
August 2008 (1)	13.0	53	$352
December 2008 (2)	3.4	11	52
January 2009 (1)	17.0	53	451
March 2009 (3)	11.1	29	243
October 2009 (3)	6.4	15	422

		161	$1,520

(1)	Severance costs, including the Company’s payments of COBRA premiums, are included in sales and marketing expense, research and development expense and general and administrative expense.
(2)	Severance costs, including the Company’s payments of COBRA premiums, are included in sales and marketing expense and research and development expense.
(3)	Severance costs, including the Company’s payments of COBRA premiums, are included in cost of goods sold, sales and marketing expense, research and development expense and general and administrative expense.

The following table summarizes the activity and balances of accrued restructuring charges through December 31, 2009 (in thousands):

	Employee Related	Facilities	Total
Balance at June 30, 2009	$82	$50	$132
Accrued restructuring charges	422	—	422
Cash payments	(169)	(15)	(184)

Balance at December 31, 2009	$335	$35	$370

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

Level 3 includes financial instruments for which fair value is derived from valuation techniques including pricing models and discounted cash flow models in which one or more significant inputs are unobservable, including the Company’s own assumptions. The pricing models incorporate transaction details such as (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities including consideration of the ratings downgrades and the lack of liquidity, and (iii) future expected cash flow streams. If the auctions continue to fail, or the Company determines that one or more of the assumptions used in the estimate needs to be revised, the Company may be required to record an additional impairment on these securities in the future. Level 3 assets consist entirely of ARS instruments whose values are determined using inputs that are both unobservable and significant to the values of the instruments being measured.

ARS are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (generally, every 28 days), based on market demand for a reset period. ARS are bought and sold in the marketplace through a competitive bidding process referred to as an auction. If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Due to the auction process having failed since July 2007, market data for identical financial assets was unavailable for the Company to measure fair value of ARS through September 30, 2009 and the fair value was estimated using Level 3 valuation techniques. In December 2009, the Company liquidated its ARS for $2.0 million in cash and recognized a gain of $0.5 million which is recorded in other income (expense) in the accompanying consolidated condensed statements of operations.

The following table summarizes the change in Level 3 securities for the six-month period ended December 31, 2009 (in thousands):

Level 3 Auction- Rate Securities (in thousands)
Balance at June 30, 2009	$1,711
Gain included in operations	495
Recognized gain previously included in other comprehensive income	(206)
Liquidation of ARS	(2,000)

Balance at December 31, 2009	$—

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes inventories (in thousands):

	December 31, 2009	June 30, 2009
Raw materials	$4,997	$5,921
Work in process	127	753
Finished goods	6,225	5,818

	$11,349	$12,492

The following table summarizes other current assets (in thousands):

	December 31, 2009	June 30, 2009
Prepaid third-party service contracts	$5,370	$5,686
VAT & sales tax receivable	522	504
Prepaid insurance and services	406	423
Short-term deposits	313	409
Other	568	388

	$7,179	$7,410

The following table summarizes other assets (in thousands):

	December 31, 2009	June 30, 2009
Deferred service contracts	$1,375	$1,453
Auction rate securities	—	1,711
Other	83	142

	$1,458	$3,306

The following table summarizes accrued liabilities (in thousands):

	December 31, 2009	June 30, 2009
Deferred revenue – service contracts	$11,539	$12,140
Accrued expenses	3,237	2,944
Third-party service contracts payable	2,189	1,731
Deferred revenue – distributors	568	713
Accrued market development funds	538	495
Other	64	162

	$18,135	$18,185

The following table summarizes other liabilities (in thousands):

	December 31, 2009	June 30, 2009
Deferred revenue – service contracts	$4,069	$4,466
Deferred rent	1,184	1,216
Other	121	120

	$5,374	$5,802

NOTE 5 — NET LOSS PER SHARE

Basic net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive common stock equivalents are comprised of options granted under the Company’s stock option plans, employee stock purchase plan (ESPP) share purchase rights and common stock purchase warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Options outstanding and ESPP share purchase rights	1,116	886	1,127	889
Common stock purchase warrants	60	—	30	—

NOTE 6 — COMPREHENSIVE LOSS

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, which are charged or credited to accumulated other comprehensive loss within shareholders’ deficit. Comprehensive loss was as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net loss	$(2,580)	$(5,152)	$(6,272)	$(12,058)
Change in foreign currency translation	(90)	(653)	(37)	(906)
Realized gain on liquidation of short-term investments	(403)	—	(403)	—
Change in unrealized gain (losses) on short-term investments	—	—	197	(14)

Total comprehensive loss	$(3,073)	$(5,805)	$(6,515)	$(12,978)

NOTE 7 — INCOME TAXES

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is the Company’s practice to include interest and penalties that relate to income tax matters as a component of its provision for income taxes.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company did not record any material amounts of interest or penalties through December 31, 2009.

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue
Liability at June 30, 2009	$3,798	$15,989
Settlements made during the period	(923)	(9,223)
Change in liability for warranties issued during the period	686	8,334
Change in liability for preexisting warranties	(507)	(14)

Liability at December 31, 2009	$3,054	$15,086

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at December 31, 2009 will have, individually or in the aggregate, a material adverse effect on its business, results of operations, financial position or cash flows. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

On December 7, 2009, Crossroads Systems, Incorporated (Crossroads) filed a lawsuit against the Company and several other companies in the United States District Court for the Western District of Texas (the Complaint). The Complaint was served on the Company on December 14, 2009, and alleges that the Company’s products infringe United States Patent Nos. 6,425,035 and 7,051,147, each entitled Storage Router and Method for Providing Virtual Local Storage. The Complaint states that Crossroads is seeking an injunction to forbid sale of the allegedly infringing products, damages for past infringement, and for the Company to pay Crossroads’ costs and expenses and its reasonable attorney fees. Discovery has not yet commenced, and the case is at the earliest stages of development. Overland is vigorously defending against Crossroads’ infringement allegations, and will be filing its response to Crossroads’ complaint.

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

The following table summarizes intangible assets (in thousands):

	December 31, 2009	June 30, 2009
Acquired technology	$1,778	$1,778
Customer contracts and trade names	3,853	3,853

	5,631	5,631
Accumulated amortization	(1,590)	(1,040)

	$4,041	$4,591

Amortization expense of intangible assets was $0.3 million during both the second quarter of fiscal 2010 and 2009. Amortization expense of intangible assets was $0.5 million during both the first half of fiscal 2010 and 2009. Estimated amortization expense for intangible assets is $0.5 million for the remainder of fiscal 2010 and $1.1 million, $1.1 million, $0.7 million and $0.6 million in fiscal 2011, 2012, 2013 and 2014, respectively.

NOTE 10 — COMMON STOCK

Reverse stock split

In December 2008, the Company’s Board of Directors and shareholders approved a reverse stock split of its capital stock. On December 8, 2009, the Company filed a certificate of amendment to its amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of California affecting a one-for-three reverse stock split of the Company’s capital stock. All share, per share and stock option data information in the accompanying consolidated condensed financial statements and the notes thereto has been retroactively restated for all periods to reflect the reverse stock split.

Sale of Common Stock and Issuance of Common Stock Warrant

On November 4, 2009, the Company sold 2,070,000 shares of its common stock through a public offering of common stock at $2.10 per share with gross proceeds of $4.3 million and net proceeds of $3.7 million. In addition, the Company issued a warrant for the purchase of 103,500 shares of the Company’s common stock at $2.625 per share to the underwriter of the offering. The warrant may be exercised at any time beginning on October 25, 2010 and ending on October 30, 2014. The warrant features a net exercise provision which enables the holder to choose to exercise the warrant without paying cash by surrendering shares subject to the warrant. This right is available only if a registration statement covering the shares subject to the warrant is not available at the time of exercise. The Company also agreed to grant a single demand registration right to the holder of the warrant under certain circumstances. The fair value of the warrant was estimated at $1.70 per share or $176,000 and was recorded in equity as a financing cost.

Issuance of Stock Options

2003 Equity Incentive Plan

In July 2009, as a retention initiative the Company granted stock options to employees to acquire, in the aggregate, 183,000 shares of common stock with an exercise price of $1.65 per share. These options vest over three years and expire on the sixth anniversary of the grant.

In September 2009, the Company granted options to acquire, in the aggregate, 26,666 shares of common stock to certain employees with an exercise price of $2.73 per share. These options vest over three years and expire on the sixth anniversary of the grant.

In December 2009, the Company granted options to acquire, in the aggregate, 6,665 shares of common stock to certain employees with an exercise price of $2.19 per share. These options vest over three years and expire on the sixth anniversary of the grant.

Outside of 2003 Equity Incentive Plan

In July 2009, the Company granted an option to acquire 25,000 shares of common stock to an executive officer and an option to acquire 40,000 shares of common stock to another executive officer. These options vest over three years and one year, respectively. The exercise price of these options is $1.65 per share and they expire on the sixth anniversary of the grant.

In September 2009, the Company granted an option to acquire 40,000 shares of common stock to another executive officer with an exercise price of $2.61 per share. The option vests over two years and expires on the sixth anniversary of the grant.

In December 2009, the Company granted an option to acquire 16,666 shares of common stock to a director with an exercise price of $2.19 per share. The option vests over three years and expires on the sixth anniversary of the grant.

Employee Stock Purchase Plan

During the first half of fiscal 2010 and fiscal 2009, the Company issued approximately 500 shares and 2,300 shares of common stock, respectively, purchased through the Company’s 2006 Employee Stock Purchase Plan.

NOTE 11 — DEBT

Debt consists of the following as of December 31, 2009 (in thousands):

	Principal	Accrued Interest	Total
Obligation under MCF Financing Agreement	$2,046	$33	$2,079
Note payable to Anacomp, including accrued interest	1,848	49	1,897
Obligation under FGI Financing Agreement	2,353	—	2,353
Note payable to Adaptec, including accrued interest	404	16	420

	$6,651	$98	$6,749

MCF Financing Agreement

In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement (the MCF Financing Agreement) with Marquette Commercial Finance (MCF). Under the terms of the MCF Financing Agreement, the Company may offer to sell its accounts receivable to MCF each month during the term of the MCF Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million in gross receivables submitted, or $6.3 million in net amounts funded based upon a 70.0% advance rate. The MCF Financing Agreement may be terminated by either party with 30 days written notice. The Company is not obligated to offer accounts in any month, and MCF has the right to decline to purchase any offered accounts (invoices). To date, individual invoices declined by MCF were considered immaterial to the Company’s accounts receivable balance, financial position and cash flows. Net amounts funded by MCF as of December 31, 2009, based upon a 70.0% advance rate, were $2.0 million.

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

The Company accounts for the sale of receivables under the MCF Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $6.1 million as of December 31, 2009, includes $2.9 million of gross receivables that have been designated as “sold” to MCF and that serve as collateral for short-term debt in the amount of $2.0 million, excluding accrued interest, as of December 31, 2009.

The Company was in compliance with the terms of the MCF Financing Agreement at December 31, 2009. Management continues to monitor the Company’s compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. A significant increase in rebates claimed as a percentage of the Company’s gross collections could lead to the Company’s failure to satisfy the dilution covenant. In August and October 2009, due to rebates claimed, the permissible dilution covenant was exceeded. MCF waived this deviation from the covenant. As of December 31, 2009, the Company was in compliance with the dilution covenant. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the permissible dilution covenant throughout the remainder of fiscal 2010.

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

Payment Due	Amount
October 9, 2009	$462,000	Payment made as agreed
January 8, 2010	577,500	Plus the then accrued and unpaid interest
April 9, 2010	577,500	Plus the then accrued and unpaid interest
July 9, 2010	693,000	Plus the then accrued and unpaid interest

At December 31, 2009, the $1.9 million amount due under the Anacomp note is recorded as current, including $49,000 of accrued interest. The Anacomp note is secured by collateral including all of the Company’s inventory, equipment, fixtures, accounts, contract rights, general intangibles and intellectual property, excepting (i) the intellectual property purchased from Adaptec in June 2008, and (ii) any accounts receivable transferred to FGI or MCF. Anacomp’s security interest is subordinated to FGI’s security interest.

FGI Financing Agreement

In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement (the FGI Financing Agreement) with Faunus Group International (FGI). Under the terms of the FGI Financing Agreement, the Company may offer to sell its foreign non-OEM accounts receivable to FGI each month during the term of the FGI Financing Agreement, up to a maximum amount outstanding at any time of $5.0 million in gross accounts receivable submitted, or $3.75 million in net amounts funded based upon a 75.0% advance rate. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company will pay FGI a monthly collateral management fee equal to 1.09% of the average monthly balance of accounts purchased by FGI. In addition, FGI will charge the Company interest on the daily net funds employed at a rate equal to the greater of (i) 7.5% or (ii) 3.0% above FGI’s prime rate. The Company is not obligated to offer accounts in any month, and FGI has the right to decline to purchase any accounts. Net amounts funded by FGI as of December 31, 2009, based upon a 75.0% advance rate, were $2.4 million.

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

The Company accounts for the sale of accounts receivable under the FGI Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $6.1 million as of December 31, 2009 includes $3.2 million of gross accounts receivable that have been designated as “sold” to FGI and that serve as collateral for short-term debt in the amount of $2.4 million as of December 31, 2009.

The Company was in compliance with the terms of the FGI Financing Agreement at December 31, 2009. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the terms of the FGI Financing Agreement throughout the remainder of fiscal 2010.

Note Payable to Adaptec

In connection with the Snap Server acquisition in June 2008, the Company issued a $1.4 million promissory note in favor of Adaptec, Inc., which accrued interest at the rate of 4.0% per annum and is secured by intellectual property related to the Snap Server business. Principal and interest under the note were originally due in one installment on June 27, 2009. In the fourth quarter of fiscal 2009, the Company and Adaptec restructured the note so that principal and interest are due in eleven unequal monthly installments beginning May 31, 2009, and ending March 30, 2010. As of December 31, 2009, principal and accrued interest totaled $0.4 million.

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. ASU No. 2009-16 amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. This ASU also expands the disclosure requirements for such transactions. This ASU will become effective for the Company in fiscal 2011. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10, to require new disclosures regarding (i) transfers in and out of Levels 1 and 2 and (ii) activity in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, expect for the disclosures about purchase, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. This ASU will become effective for the Company for fair value measurements in fiscal 2011. The adoption of the ASU is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics. ASU 2010-08 amends U.S. GAAP and changes legacy literature. This ASU is effective for the Company beginning in the third quarter of fiscal 2010 and the Company is currently evaluating the impact of this ASU on its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition or disclosure in the financial statements through February 10, 2010, the date of issuance of this report.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include: our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs; the continued availability of our non-OEM accounts receivable financing arrangements; our ability to achieve the intended cost savings and maintain quality with our new manufacturing partner; our ability to generate cash from operations or raise outside capital to adequately fund our operations and to service and repay debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to maintain the listing of our common stock on NASDAQ; customers’, suppliers’ and creditors’ perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors,” in Part II, Item 1A of this report and set forth in our annual report on Form 10-K for the fiscal year ended June 28, 2009 filled with the Securities and Exchange Commission on September 9, 2009 under the caption “Risk Factors in Item 1A of Part 1 thereof, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.

We are an innovative provider of smart, affordable end-to-end data protection appliances that help mid-range businesses and distributed enterprises ensure their business-critical data is “constantly protected, readily available and always there.” Our award winning products include the following:

•	The Snap Server® network attached storage solutions.

•	The REO SERIES® of disk-based backup and recovery appliances.

•	The NEO SERIES® family of tape backup and archive appliances.

Our products span all three tiers of data storage (nearline data protection appliances, disk-based backup and recovery and tape automation) and enable us to offer our customers an end-to-end data protection solution. End-users of our products include mid-range businesses, distributed enterprise customers such as divisions and operating units of large multi-national corporations, governmental organizations, universities and other non-profit institutions operating in a broad range of industry sectors including financial services, healthcare, retail, manufacturing, telecommunications, broadcasting, research and development and others.

Overview

This overview discusses matters on which our management primarily focuses in evaluating our financial position and operating performance.

Generation of revenue. We generate the majority of our revenue from sales of our data protection appliances. The balance of our revenue is provided by selling maintenance contracts and rendering related services, selling spare parts, and earning royalties on our licensed technology. Historically, the majority of our sales have been generated through private label arrangements with original equipment manufacturers (OEMs), and the remainder has been made through our branded channel, which includes system integrators and value added resellers (VARs). However, our strategy for the past several years has been to focus on sales of new and expanded products to our branded channel, which historically has produced higher gross margins in comparison to our OEM business.

Declining sales to HP. In August 2005, we announced that our largest OEM customer, HP, had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing this alternate supplier’s new product line during the first quarter of calendar year 2006, which decreased our sales to HP. However, in mid-2007 HP re-launched its tape automation products containing our product with support for HP’s new LTO-4 tape drives, causing a slowdown in the rate of replacement of our products by the alternate supplier’s product. Although we believe that our sales to HP will continue to decline, we recently extended our supply agreement with HP until July 2012 with automatic renewals for three successive one-year periods unless earlier terminated. Revenue from HP represented approximately 22.0% of total net revenue in the second quarter of fiscal 2010 compared with 25.8% of total net revenue in the second quarter of fiscal 2009. Revenue from HP represented approximately 23.7% of total revenue in the first half of fiscal 2010 compared with 26.3% in the first half of fiscal 2009.

Recent setbacks. During the first half of fiscal 2010, we continued to experience decreased revenues. We believe customers have delayed purchases or chose not to purchase for a number of reasons, including (i) the uncertainty of the world economy and a general decrease in Information Technology (IT) spending, and (ii) a reluctance by some customers to purchase our products due to weakness in our financial condition. Due to the closing of our public offering of common stock in November 2009, we expect customer reluctance due to our financial condition will be less of an issue during the remainder of fiscal 2010.

We reported net revenue of $20.4 million for the second quarter of fiscal 2010, compared with $28.9 million for the second quarter of fiscal 2009. The decline in net revenue while partially offset by a $4.0 million reduction in operating expenses during such quarter and described below, resulted in a net loss of $2.6 million, or $0.47 per share, for the second quarter of fiscal 2010 compared to a net loss of $5.2 million, or $1.21 per share, for the second quarter of 2009. We reported net revenue of $39.7 million for the first half of fiscal 2010, compared with $61.3 million for the first half of fiscal 2009. The decline in net revenue while partially offset by a $11.2 million reduction in operating expenses during the first half of fiscal 2009 and described below, resulted in a net loss of $6.3 million, or $1.29 per share, for the first half of fiscal 2010 compared to a net loss of $12.1 million, or $2.83 per share, for the first half of fiscal 2009.

Positive developments. We have achieved a number of financial and operational objectives some of which we believe will assist us in our efforts to regain profitability:

•	Revenue in our Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) regions increased 52.1% and 33.8%, respectively from the first quarter of fiscal 2010.

•	Our successful launch of our NEO®s in October, resulted in an additional 16.7% growth in NEO branded revenue from the first quarter of fiscal 2010.

•

Net loss decreased 50.0% to $2.6 million in the second quarter of fiscal 2010 from $5.2 million in the second quarter of fiscal 2009. Net loss decreased 47.9% to $6.3 million in the first half of fiscal 2010 from $12.1 million in the first half of fiscal 2009.

•	Operating expenses in the second quarter of fiscal 2010 decreased approximately 31.7% compared to the second quarter of fiscal 2009.

•

Research and development (R&D) expense during the second quarter of fiscal 2010 remained flat at approximately $1.5 million compared to the first quarter of fiscal 2010. R&D expense decreased 51.7% to $2.9 million in the first half of fiscal 2010 from $6.0 million in the first half of fiscal 2009. The decrease is primarily associated with management streamlining our product roadmap to focus new products in tape, storage area network and network attached storage disk-based solutions.

•

Sales and marketing expense decreased to $8.8 million in the first half of fiscal 2010 from $16.8 million in the first half of fiscal 2009. The decrease is primarily attributable to restructuring and reductions in marketing programs and reductions in headcount for sales and marketing departments.

Liquidity and capital resources. At December 31, 2009, we had a cash balance of $5.7 million, compared to $5.5 million at June 30, 2009. In the first half of fiscal 2010, we incurred a net loss of $6.3 million. Historically, our primary source of liquidity has been cash generated from operations. During the second quarter of fiscal 2010, we sold 2.1 million shares of our common stock through a public offering of common stock at $2.10 per share for gross proceeds of $4.3 million (net proceeds of $3.7 million), we received $2.0 million of proceeds from the liquidation of our ARS, and made $0.8 million in payments toward the retirement of our debt to Adaptec and

Anacomp. Historically, our primary source of liquidity has been cash generated from operations. We currently have financing agreements in place with a borrowing base that is determined by the amount of qualifying non-OEM accounts receivable sales during a period. Our practice has been to borrow to the full amount of non-OEM accounts receivable sales we transact. We have no unused source of liquidity at this time. Cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of fiscal 2010 as we continue to reshape our business model and further improve operational efficiencies.

Management has projected that cash on hand and funding available under the Company’s non-OEM accounts receivable financing agreements will be sufficient to allow it to continue operations at current levels into the first quarter of fiscal 2011. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on the Company’s ability to access the level of funding necessary to continue operations at current levels. In any of these events management would be forced to make further reductions in spending, may be forced to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

As of December 31, 2009, we had negative working capital of $3.6 million, reflecting a $1.0 million decrease in current assets compared to June 30, 2009, while current liabilities remained relatively constant at $40.7 million during the first half of fiscal 2010. The decrease in current assets is primarily attributable to reduced sales, resulting in decrease in accounts receivable and lower inventory balances. Current liabilities associated with our non-OEM accounts receivable financing arrangements, including accrued interest, were $4.4 million and $4.2 million as of December 31 and June 30, 2009, respectively. See “Liquidity and Capital Resources” below for a description of these arrangements.

Industry trends. We estimate that the cost of data management is four times the cost of storage devices. Furthermore, many small and medium enterprises (SMEs) and small and medium business (SMBs) are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives and high performance SAS (Serial Attached SCSI) drives. IDC estimates that the total networked attached storage (NAS) market will grow at approximately 7.1% through 2012, and the growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server solutions lie, is estimated at 8.3% by IDC. Tape storage still constitutes approximately 9.0% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 47.2% and 53.3% of our revenue during the first half of fiscal 2010 and 2009, respectively.

Recent Developments

•	In October 2009, we launched the NEOs family of automated tape libraries. The NEOs provides affordable backup, disaster recovery and archive capabilities.

•

In October 2009, we announced a strategic manufacturing agreement with Foxconn one of the fastest growing multinational manufacturing services provides in the world. Foxconn will initially collaborate with us on the manufacturing of one product line within our portfolio of end-to-end data protection solutions.

•

In November 2009, we sold 2.1 million shares of our common stock through a public offering of common stock at $2.10 per share for gross proceeds of $4.3 million (estimated net proceeds of $3.7 million).

•

In February 2010, along with Mobotix AG, we announced a unified management console that simplifies the deployment of world class video surveillance and archive solutions. During the remainder of fiscal 2010, we expect to launch new products which will allow us to enter other new target markets.

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

Results of Operations

The following tables set forth certain financial data as a percentage of net revenue:

	Three months ended December 31,				Six months ended December 31,
	2009		2008		2009		2008
Net revenue	100.0%		100.0%		100.0%		100.0%
Cost of revenue	71.5		73.3		72.2		73.2

Gross profit	28.5		26.7		27.8		26.8
Operating expenses:
Sales and marketing	22.2		25.5		22.2		27.4
Research and development	7.2		9.7		7.3		9.8
General and administrative	12.6		8.4		13.3		8.9

	42.0		43.6		42.8		46.1
Loss from operations	(13.5)		(16.9)		(15.0)		(19.3)
Other expense, net	1.2		(0.8)		(0.4)		(0.6)

Loss before income taxes	(12.3)		(17.7)		(15.4)		(19.9)
Provision for (benefit from) income taxes	0.3		0.1		0.4		(0.2)

Net loss	(12.6	) %	(17.8	) %	(15.8	) %	(19.7	) %

A summary of the sales mix by product follows:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Tape based products:
NEO Series	45.4%	46.0%	41.1%	44.9%
ARCvault®	4.3	8.4	6.1	8.4
Others	—	—	—	—

	49.7	54.4	47.2	53.3
Disk based products:
REO®	4.8	6.7	4.3	6.8
ULTAMUS®	1.0	1.9	1.2	2.0
Snap Server	8.9	7.6	9.3	9.2

	14.7	16.2	14.8	18.0
Service	28.3	20.0	29.0	19.0
Spare parts and other	6.9	8.7	8.5	9.1
VR2 ®	0.4	0.7	0.5	0.6

	100.0%	100.0%	100.0%	100.0%

The second quarter of fiscal 2010 compared to the second quarter of fiscal 2009

Net Revenue. Net revenue in the second quarter of fiscal 2010 decreased to $20.4 million from $28.9 million in the second quarter of fiscal 2009. The decrease of $8.5 million, or 29.4%, was proportional between the OEM and branded channels. In addition within the branded channel, all regions (Americas, EMEA and APAC) reported decreases in net revenue with the largest decrease being in the Americas region. International net revenue during the second quarter of fiscal 2010 represented 43.9% of net revenue compared to 44.9% in the second quarter of fiscal 2009.

Product Revenue

Net product revenue from OEM customers in the second quarter of fiscal 2010 decreased to $4.0 million from $8.1 million in the second quarter of fiscal 2009. The decrease of $4.1 million, or 50.6%, was primarily a result of (i) decreased sales volumes and (ii) our decreased focus on sales through the OEM channel. Sales to HP represented approximately 22.0% of net revenue in the second quarter of fiscal 2010 compared to 25.8% of net revenue in the second quarter of fiscal 2009.

Net product revenue from Overland branded products, excluding service revenue, in the second quarter of fiscal 2010 decreased to $10.5 million from $14.8 million in the second quarter of fiscal 2009, a decrease of $4.3 million, or 29.0%. We attribute the decrease to (i) uncertainty in the world economy and a general decrease in IT spending and (ii) a reluctance by some customers to purchase our products due to weakness in our financial condition. Due to the closing of our public offering of common stock in November 2009, we expect customer reluctance due to our financial condition will be less of an issue during the remainder of fiscal 2010.

Service Revenue

Service revenue was constant at $5.8 million in both the second quarter of fiscal 2010 and the second quarter of fiscal 2009. As a percentage of total revenue, service revenues increased 8.3% to 28.3% for the second quarter of fiscal 2010 compared to 20.0% for the second quarter of fiscal 2009.

Royalty fees

Royalty revenue in the second quarter of fiscal 2010 decreased to $0.1 million from $0.2 million in the second quarter of fiscal 2009. The decrease was primarily the result of a decrease of $0.1 million in VR2 royalties.

Gross Profit. Gross profit in the second quarter of fiscal 2010 decreased to $5.8 million from $7.7 million in the second quarter of fiscal 2009. Gross margin increased to 28.5% in the second quarter of fiscal 2010 from 26.7% in the second quarter of fiscal 2009.

Product Revenue

Gross profit on product revenue in the second quarter of fiscal 2010 was $2.7 million compared to $4.6 million for the second quarter of fiscal 2009. The decrease of $1.9 million, or 41.3%, was primarily due to the 36.5% decrease in total net product revenue. Gross margin on product revenue at 18.6% for the second quarter of fiscal 2010 declined slightly from 19.9% for the second quarter of fiscal 2009.

Service Revenue

Gross profit on service in the second quarter of fiscal 2010 was relatively constant at $3.0 million compared to $2.9 million in the second quarter of fiscal 2009. Gross margin on service revenue at 52.1% for the second quarter of fiscal 2010 increased from 50.0% for the second quarter of fiscal 2009.

Share-Based Compensation. During the second quarter of fiscal 2010, we recorded share-based compensation expense of approximately $0.1 million compared to $0.1 million of expense during the second quarter of fiscal 2009. Share-based compensation expense for the third quarter of fiscal 2010 is expected to be approximately $0.1 million.

The following table summarizes share-based compensation by income statement caption (in thousands):

	Three months ended December 31,		Change
	2009	2008
Cost of product sales	$36	$2	$34
Sales and marketing	56	27	29
Research and development	13	12	1
General and administrative	21	10	11

	$126	$51	$75

Sales and Marketing Expenses. Sales and marketing expenses in the second quarter of fiscal 2010 decreased to $4.5 million from $7.4 million during the second quarter of fiscal 2009. The decrease of approximately $2.9 million, or 39.2%, was primarily the result of a reduction of $1.9 million in employee related expenses, including a decrease of $0.2 million in commission expense. The decrease in employee related expenses was due to (i) a decrease in the average headcount by 54 employees from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 (the decrease in headcount is primarily due to the reductions in workforce in the first three quarters of fiscal 2009) and (ii) a 10.0% pay cut enacted in January 2009. In addition, the following factors further contributed to the decrease in sales and marketing expenses: (i) a decrease of $0.5 million in public relations and advertising costs, including contractor fees, due to restructuring and reductions in marketing programs and bringing previously outsourced projects in house, (ii) a decrease of $0.2 million in travel expenses associated with a our cost savings initiatives and (iii) a decrease of $0.1 million in demo and promotion costs.

Research and Development Expenses. Research and development expenses in the second quarter of fiscal 2010 decreased to $1.5 million from $2.8 million during the second quarter of fiscal 2009. The decrease of approximately $1.3 million, or 46.4%, was primarily a result of (i) a decrease of $1.1 million in employee and related expenses (including travel costs) associated with a decrease in average headcount by 20 employees and a 10.0% pay cut enacted in January 2009 and (ii) a decrease of $0.3 million in contractor expense. These decreases were partially offset by an increase of $0.1 million in development expense.

General and Administrative Expenses. General and administrative expenses in the second quarter of fiscal 2010 remained relatively flat at $2.6 million compared to $2.4 million for the second quarter of fiscal 2009.

Interest Expense. Interest expense in the second quarter of fiscal 2010 totaled $0.4 million compared with $16,000 during the second quarter of fiscal 2009. In fiscal 2009, we entered into two non-OEM accounts receivable financing agreements and converted $2.3 million in accounts payable to a note (the Anacomp note). Under the non-OEM accounts receivable financing agreements we recorded interest expense of $0.3 million, including $35,000 in amortization of debt issuance costs. Interest expense associated with our note payable to Anacomp included $0.1 million during the second quarter of fiscal 2010. Interest expense in the second quarter of fiscal 2009 was primarily associated with the note payable to Adaptec.

Other Income (expense), net. Other income (expense), net, during the second quarter of fiscal 2010 reflected income of $0.6 million compared to expense of $0.3 million, during the second quarter of fiscal 2009. The increase of approximately $0.9 million, or 300.0%, was primarily the result of the liquidation of our auction rate securities resulting in a recognized gain of $0.5 million in the second quarter of fiscal 2010, compared to $1.2 million in an other-than-temporary impairment loss recorded in the second quarter of fiscal 2009. This increase was partially offset by a decrease of approximately $0.8 million in realized currency exchange gains due to foreign currency fluctuations.

The first half of fiscal 2010 compared to the first half of fiscal 2009

Net Revenue. Net revenue in the first half of fiscal 2010 decreased to $39.7 million from $61.3 million in the first half of fiscal 2009. The decrease of $21.6 million, or 35.2%, was reflected across all regions (Americas, EMEA, and APAC) within our branded channel and within our OEM channel. International net revenue during the first half of fiscal 2010 represented 41.4% of net revenue compared to 44.5% in the first half of fiscal 2009.

Product Revenue

Net product revenue from OEM customers in the first half of fiscal 2010 decreased to $8.5 million from $17.2 million in the first half of fiscal 2009. The decrease of $8.7 million, or 50.6%, was primarily a result of (i) decreased sales volumes and (ii) our decreased focus on sales through our OEM channel. Sales to HP represented approximately 23.7% of net revenue in the first half of fiscal 2010 compared to 26.3% of net revenue in the first half of fiscal 2009.

Net product revenue from Overland branded products, excluding service revenue, in the first half of fiscal 2010 decreased to $19.4 million from $32.0 million in the first half of fiscal 2009, a decrease of $12.6 million, or 39.4%. We attribute the decrease to (i) uncertainty in the world economy and a general decrease in IT spending and (ii) a reluctance by some customers to purchase our products due to weakness in our financial condition. Due to the closing of our public offering of common stock in November 2009, we expect customer reluctance due to our financial condition will be less of an issue during the remainder of fiscal 2010.

Service Revenue

Service revenue in the first half of fiscal 2010 was relatively constant at $11.5 million compared to $11.6 million in the first half of fiscal 2009.

Royalty fees

Royalty revenue in the first half of fiscal 2010 decreased to $0.3 million from $0.5 million in the first half of fiscal 2009. The decrease was primarily the result of a decrease of $0.2 million in VR 2 royalties.

Gross Profit. Gross profit in the first half of fiscal 2010 decreased to $11.0 million from $16.5 million in the first half of fiscal 2009. Gross margin in the first half of fiscal 2010 increased to 27.8% from 26.8% in the first half of fiscal 2009.

Product Revenue

Gross profit on product revenue in the first half of fiscal 2010 was $4.8 million compared to $10.0 million for the first half of fiscal 2009. The decrease of $5.2 million, or 52.0%, was primarily due to the 43.3% decrease in net product revenue. Gross margin on product revenue at 17.2% for the first half of fiscal 2010 declined from 20.3% for the first half of fiscal 2009.

Service Revenue

Gross profit on service revenue in the first half of fiscal 2010 was relatively constant at $5.9 million compared to $6.0 million in the first half of fiscal 2009. Gross margin on service revenue remained constant at 51.4% during both for the first half of fiscal 2010 and the first half of fiscal 2009.

Share-Based Compensation. During the first half of fiscal 2010, we recorded share-based compensation expense of approximately $0.2 million compared to $0.1 million during the first half of fiscal 2009.

The following table summarizes share-based compensation by income statement caption (in thousands):

	Six months ended December 31,		Change
	2009	2008
Cost of product sales	$53	$7	$46
Sales and marketing	118	62	56
Research and development	28	24	4
General and administrative	49	32	17

	$248	$125	$123

Sales and Marketing Expenses. Sales and marketing expenses in the first half of fiscal 2010 decreased to $8.8 million from $16.8 million during the first half of fiscal 2009. The decrease of approximately $8.0 million, or 47.6%, was primarily a result of a decrease of $5.0 million in employee related expenses, including a decrease of $0.9 million in commission expense. The decrease in employee related expenses was due to (i) a decrease in the average headcount by 59 employees from the first half of fiscal 2009 to the first half of fiscal 2010 (the decrease in headcount is primarily due to the reductions in workforce in the first three quarters of fiscal 2009) and (ii) a 10.0% pay cut enacted in January 2009. In addition, the following factors further contributed to the decrease in sales and marketing expenses: (i) a decrease of $1.7 million in public relations and advertising costs, including contractor fees, due to restructuring and reductions in marketing programs and bringing previously outsourced projects in house, (ii) a decrease of $0.6 million in travel expenses associated with a our cost savings initiatives, (iii) a decrease of $0.2 million in severance costs and (iv) a decrease of $0.2 million in demo and promotion costs.

Research and Development Expenses. Research and development expenses in the first half of fiscal 2010 decreased to $2.9 million from $6.0 million during the first half of fiscal 2009. The decrease of approximately $3.1 million, or 51.7%, was primarily a result of (i) a decrease of approximately $2.4 million in employee related expenses (including travel costs) associated with a decrease in average headcount by 21 employees and s 10.0% pay cut enacted in January 2009, (ii) a decrease of $0.4 million for contractors expense, (iii) a decrease of $0.1 million in severance costs associated with the August 2008 restructuring and (iv) a decrease of $0.1 million in development expense.

General and Administrative Expenses. General and administrative expenses in the first half of fiscal 2020 remained relatively constant at $5.3 million compared to $5.5 million in the first half of fiscal 2009.

Interest Expense. Interest expense, in the first half of fiscal 2010 increased to $0.8 million compared to $29,000 during the first half of fiscal 2009. In fiscal 2009, we entered into two non-OEM accounts receivable financing agreements and converted $2.3 million in accounts payable to a note (the Anacomp note). Under the non-OEM accounts receivable financing agreements we recorded interest expense of $0.7 million, including $70,000 in amortization of debt issuance costs. Interest expense associated with our note payable to Anacomp included $0.1 million during the first half of fiscal 2010. Interest expense in the first half of fiscal 2009 was primarily associated with the note payable to Adaptec.

Other Income (expense), net. Other income (expense), net, in the first half of fiscal 2010 reflected income of $0.6 million compared to expense of $0.5 million, during the first half of fiscal 2009. The increase of approximately $1.0 million, or 200.0%, was primarily the result of the liquidation of our auction rate securities resulting in a recognized gain of $0.5 million in the first half of fiscal 2010, compared to a $1.7 million other-than-temporary impairment loss recorded in the first half of fiscal 2009. This increase was partially offset by a decrease of approximately $1.2 million in realized currency exchange gains due to foreign currency fluctuations.

Liquidity and Capital Resources. At December 31, 2009, we had $5.7 million of cash compared to $5.5 million at June 30, 2009. In November 2009, we sold 2.1 million shares of our common stock through a public offering of common stock at $2.10 per share. In addition, we liquidated all of our auction rate securities for $2.0 million in proceeds in December 2009. For the year ending June 27, 2010, we expect to incur negative operating cash flows and report a net loss as we continue to change our business model and further improve operational efficiencies. We have no unused sources of liquidity at this time.

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred losses since the fourth quarter of fiscal 2005, and negative cash flows from operating activities since the fourth quarter of fiscal 2005, with the exception of the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, in which we generated cash from operating activities. For the six months ended December 31, 2009, we incurred a net loss of $6.3 million and used $4.5 million in cash to our support operating activities.

As of December 31, 2009, we had negative working capital of $3.6 million, reflecting a $1.0 million decrease in current assets compared to June 30, 2009, while current liabilities remained relatively constant at $40.7 million during the first half of fiscal 2010 compared to June 30, 2009. The decrease in current assets is primarily attributable to reduced sales, resulting in decreases in accounts receivable and lower inventory balances. Current liabilities associated with our non-OEM accounts receivable financing arrangements, including accrued interest, were $4.4 million and $4.2 million as of December 31 and June 30, 2009, respectively.

We rely on our two financing arrangements to support our working capital needs. In November 2008 we entered into the MCF Financing Agreement which provides up to $9.0 million (gross) of financing against domestic non-OEM accounts receivable. In March 2009 we entered into the FGI Financing Agreement which provides up to $5.0 million (gross) of financing against foreign non-OEM accounts receivable.

Under the MCF Financing Agreement, we are not obligated to offer any accounts (invoices) in any month, and MCF has the right to decline to purchase any offered accounts (invoices). To date, individual invoices declined by MCF were considered immaterial to our accounts receivable balance, financial position and cash flows. A significant increase in rebates claimed as a percentage of our gross collections could lead to our failure to satisfy the dilution covenant. In August and October 2009, due to rebates claimed, the permissible dilution covenant was exceeded. MCF waived this deviation from the covenant. As of December 31, 2009, we were in compliance with the dilution covenant in the MCF Financing Agreement. Management continues to monitor our compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. Based upon our current operating assumptions, we expect to remain in compliance with the permissible dilution covenant throughout fiscal 2010.

FGI may terminate the FGI Financing Agreement upon default by us, and may also terminate the agreement for convenience upon 30 days advance notice. We may terminate the agreement at any time by paying a $100,000 termination fee. The termination fee is not payable upon a termination by FGI or upon non-renewal. We were in compliance with the terms of the FGI Financing Agreement at December 31, 2009. Based upon our current operating assumptions, we expect to remain in compliance with the terms of the FGI Financing Agreement throughout fiscal 2010.

Management has projected that cash on hand and funding available under the Company’s non-OEM accounts receivable financing agreements will be sufficient to allow it to continue operations at current levels into the first quarter of fiscal 2011. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on the Company’s ability to access the level of funding necessary to continue operations at current levels. In any of these events management would be forced to make further reductions in spending, may be forced to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. To guard against this risk, we intend to seek additional equity, debt or equity-based financing when market conditions permit. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

During the first half of fiscal 2010, we used $4.5 million in cash for operating activities compared to $6.7 million during the first half of fiscal 2009. This use of cash during the first half of fiscal 2010 was primarily a result of our net loss of $6.3 million, as adjusted for non-cash items and was partially offset by overall favorable changes in operating assets and liabilities. The primary change was a $1.1 million reduction in inventory reflecting management’s overall focus on increasing inventory turns and continued costs cutting initiatives.

During the first half of fiscal 2010, we generated cash from investing activities of approximately $2.0 million due to the liquidation of our auction rate securities. During the first half of fiscal 2009, we generated cash of approximately $0.5 million primarily through proceeds of $1.1 million from the liquidation of our short-term investments, net of capital expenditures. Capital expenditures during the first half of fiscal 2010 and 2009 totaled $47,000 and $0.6 million, respectively. During the first half of fiscal 2010, such expenditures were primarily associated with machinery and equipment to support new product introductions. During the first half of fiscal 2009, such expenditures were primarily associated with computers, software and tooling to support manufacturing.

We generated cash from our financing activities of $2.8 million during the first half of fiscal 2010 compared to $0.9 million during the first half of fiscal 2009. In November 2009, we completed the sale of 2.1 million shares of our common stock through a public offering of common stock at $2.10 per share resulting in gross proceeds of $4.3 million (net proceeds of $3.7 million). Subsequent to our announcement of our consolidated results of operations for the second quarter of fiscal 2010 in a press release furnished on a Current Report on Form 8-K on February 3, 2010 (the February 2010 8-K), we identified $57,000 in issuance costs, which were recorded as a reduction of liabilities. The accompanying consolidated condensed balance sheet for such period reflects the reclassification of such costs as a reduction of common stock rather than a reduction of liabilities. Accordingly, our current liabilities and shareholders’ equity as reported in the consolidated condensed balance sheet as of December 31, 2009 differ slightly from the balance sheet furnished in the February 2010 8-K. This reclassification had no impact on our results of operations for the three or six months ended December 31, 2009. Proceeds received from MCF and FGI for accounts receivable sold under the Financing Agreement were down compared to the same period in fiscal 2009, due to our submission of a large volume of invoices to MCF during the second quarter of fiscal 2009 pursuant to our November 2008 agreement with MCF, while our funded balances to MCF and FGI have remained relatively flat during the last three quarters. We continue to make scheduled payments under the Anacomp and Adaptec notes, which totaled $0.8 million and $1.2 million during the second quarter and first half of fiscal 2010, respectively. Cash generated from financing activities for the first half of fiscal 2009 primarily relates to funding received from MCF for accounts receivable sold under the Financing Agreement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 7, 2009, Crossroads Systems, Incorporated (Crossroads) filed a lawsuit against us and several other companies in the United States District Court for the Western District of Texas (the Complaint). The Complaint was served on us on December 14, 2009, and alleges that our products infringe United States Patent Nos. 6,425,035 and 7,051,147, each entitled Storage Router and Method for Providing Virtual Local Storage. The Complaint states that Crossroads is seeking an injunction to forbid sale of the allegedly infringing products, damages for past infringement, and for us to pay Crossroads’ costs and expenses and its reasonable attorney fees. Discovery has not yet commenced, and the case is at the earliest stages of development. We are vigorously defending against Crossroads’ infringement allegations, and will be filing our response to Crossroads’ complaint.

Item 1A. — Risk Factors

An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider each of the following risk factors and each of the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2009 and the other information included or incorporated by reference in this report in evaluating our business and prospects as well as an investment in our company. The risks and uncertainties described below and in our annual report on Form 10-K are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline.

Our cash and other sources of liquidity may not be adequate to fund our operations for the next twelve months. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

Management has projected that cash on hand and funding available under the Company’s non-OEM accounts receivable financing agreements will be sufficient to allow it to continue operations at current levels into the first quarter of fiscal 2011. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on the Company’s ability to access the level of funding necessary to continue operations at current levels. In any of these events management would be forced to make further reductions in spending, may be forced to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We intend to seek additional equity, debt, equity-based financing (such as convertible debt) when market conditions permit. Such financing may not be available on favorable terms, or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

We urge you to review the additional information about our liquidity and capital resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report. If we cease to continue as a going concern due to lack of available capital or otherwise, you may lose your entire investment in our company.

We entered into a strategic manufacturing agreement with Foxconn as an outsourced manufacturer of our products. Our use of an outsourced manufacturing provider may not produce the intended benefits.

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

In addition to the above, reliance on outsourced manufacturing involves a number of risks, including reduced control over delivery schedules, manufacturing quality and product costs. Further, our requirements represent only a small portion of the total capacity of Foxconn, who could re-allocate capacity to other customers even during periods of high demand for our products. In addition, the current tightening of credit in financial markets may affect the ability of Foxconn and other suppliers to maintain their production capacity and result in a reduction in their supply to us. If we are unable to obtain our products from Foxconn and other suppliers on schedule, or at all, our ability to satisfy customer demand will be harmed and revenue from the sale of products may be lost or delayed.

Any problems associated with the matters discussed above could result in significant expense, delays in shipment, a significant loss of potential revenues and may adversely affect the market price of our common stock.

We have received notification from NASDAQ that we do not meet the NASDAQ Global Market’s continued listing requirement for the minimum market value of publicly held shares. If our common stock is delisted from the NASDAQ Global Market and we are not able to transfer listing to the NASDAQ Capital Market, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

On December 15, 2009, we received written notification from The NASDAQ Stock Market, Inc. (NASDAQ) that because we had not regained compliance with the minimum market value of publicly held shares of $15 million requirement set forth in NASDAQ Listing Rule 5450(b)(1)(C) by the December 14, 2009 expiration of the 90-day compliance period for this requirement, our common stock would be delisted from The NASDAQ Global Market unless we requested an appeal of this determination to a NASDAQ Hearings Panel (the Panel). We requested the appeal of the determination and met with the Panel on January 20, 2010. Any delisting process is automatically suspended during the time that the Panel deliberates its decision.

If we are unable to retain compliance within any time period permitted by the Panel and the Panel ultimately determines to sustain the NASDAQ Staff’s delisting determination, we may file an appeal to the NASDAQ Listing and Hearings Review Council (the Listing Council), or the Listing Council may review the Panel’s decision on its own accord. A review by the Listing Council does not delay the delisting decision unless the Listing Council determines in its discretion to do so. The Listing Council currently has discretion to grant an exception for up to 360 days after the NASDAQ Staff’s initial delisting decision, but the Company can provide no assurance that the Listing Council would delay an unfavorable delisting decision or grant any exception.

If at the end of any permitted compliance period we have not regained compliance, we plan to transfer the listing of our common stock to the NASDAQ Capital Market if we are able to do so. We cannot provide any assurances that we will meet all of the listing criteria for listing on the NASDAQ Capital Market at that time.

Any delisting of the Company’s common stock by NASDAQ could adversely affect the Company’s ability to attract new investors, decrease the liquidity of the outstanding shares of common stock, reduce its flexibility to raise additional capital, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for the Company’s shareholders. In addition, delisting of the Company’s common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in the Company’s common stock, and might deter certain institutions and persons from investing in the Company’s stock at all.

Item 6. — Exhibits

3.1	Certificate of Amendment of Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed December 8, 2009).

4.1	Specimen stock certificate.

4.2	Common Stock Purchase Warrant between the Company and Roth Capital Partners, LLC dated November 4, 2009.

10.1*	Severance Agreement and Release between the Company and Vernon A. LoForti dated September 28, 2009.

10.2*	Employment and Severance Agreement between the Company and Kurt L. Kalbfleisch dated September 29, 2009.

10.3*	2009 Equity Incentive Plan.

10.4*	Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to senior officers under the 2009 Equity Incentive Plan.

10.5*	Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to outside directors under the 2009 Equity Incentive Plan.

10.6*	Form of Notice of Restricted Stock Award and Restricted Stock Agreement for restricted stock given to senior officers or outside directors under the 2009 Equity Incentive Plan.

10.7*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for restricted stock units given to senior officers or outside directors under the 2009 Equity Incentive Plan.

10.8*	Retention Agreement between the Company and Eric Kelly dated June 29, 2009.

31.1	Certification of Eric L. Kelly, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer.

*	Management contract or compensation plan or arrangement.
+	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: February 10, 2010	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of registrant)