Form 10-Q
period 2010-03-28
OVERLAND STORAGE INC
filed 2010-05-12
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

As of May 7, 2010, there were 10,929,625 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended March 28, 2010

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations (Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net revenue:
Product revenue	$12,328	$15,977	$40,212	$65,132
Service revenue	6,215	6,097	17,758	17,729
Royalty fees	75	202	393	667

	18,618	22,276	58,363	83,528
Cost of product revenue	11,273	13,158	34,367	52,310
Cost of service revenue	2,675	2,774	8,285	8,428

Gross profit	4,670	6,344	15,711	22,790
Operating expenses:
Sales and marketing	4,677	5,280	13,497	22,092
Research and development	1,481	1,697	4,402	7,672
General and administrative	2,839	2,632	8,099	8,087

	8,997	9,609	25,998	37,851

Loss from operations	(4,327)	(3,265)	(10,287)	(15,061)
Other income (expense):
Interest income	—	38	60	169
Interest expense	(418)	(147)	(1,200)	(177)
Other income (expense), net	337	139	895	(324)

Loss before income taxes	(4,408)	(3,235)	(10,532)	(15,393)
(Benefit from) provision for income taxes	(1,902)	70	(1,754)	(30)

Net loss	(2,506)	(3,305)	(8,778)	(15,363)
Deemed dividend on preferred stock	(144)	—	(144)	—

Net loss applicable to common shareholders	$(2,650)	$(3,305)	$(8,922)	$(15,363)

Net loss per share:
Basic and diluted	$(0.42)	$(0.78)	$(1.67)	$(3.60)

Shares used in computing net loss per share:
Basic and diluted	6,341	4,258	5,358	4,257

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

(In thousands)

	March 31, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$9,876	$5,456
Accounts receivable, net of allowance for doubtful accounts of $503 and $532 as of March 31, 2010 and June 30, 2009, respectively	7,522	6,949
Accounts receivable pledged as collateral	4,750	5,741
Inventories	10,934	12,492
Income tax receivable	2,075	—
Other current assets	6,898	7,410

Total current assets	42,055	38,048
Property and equipment, net	788	1,107
Intangible assets, net	3,767	4,591
Other assets	1,415	3,306

Total assets	$48,025	$47,052

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,799	$9,698
Accrued liabilities	17,444	18,185
Accrued payroll and employee compensation	1,894	1,787
Income taxes payable	388	179
Accrued warranty	2,825	3,798
Debt	4,918	7,025

Total current liabilities	37,268	40,672
Long-term debt	—	693
Other liabilities	5,019	5,802

Total liabilities	42,287	47,167
Commitments and contingencies (Note 8)
Shareholders’ equity (deficit):
Preferred stock, no par value, 1,000 shares authorized; 795 shares issued and outstanding as of March 31, 2010 and no shares issued and outstanding as of June 30, 2009	—	—
Series A Convertible Preferred Stock, no par value, 1,000 shares authorized and 795 shares issued and outstanding as of March 31, 2010 and no shares issued and outstanding as of June 30, 2009,	6,543	—
Common stock, no par value, 45,000 shares authorized; 6,346 and 4,259 shares issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	77,906	69,178
Accumulated other comprehensive loss	(832)	(336)
Accumulated deficit	(77,879)	(68,957)

Total shareholders’ equity (deficit)	5,738	(115)

Total liabilities and shareholders’ equity (deficit)	$48,025	$47,052

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows (Unaudited)

(In thousands)

	Nine months ended March 31,
	2010	2009
Operating activities:
Net loss	$(8,778)	$(15,363)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,278	1,242
Share-based compensation	525	206
Other-than-temporary impairment on investments	—	1,616
Gain on liquidation of auction rate securities	(495)	—
Loss on short-term investments	—	76
Changes in operating assets and liabilities:
Accounts receivable	(573)	5,594
Accounts receivable pledged as collateral	991	(3,285)
Inventories	1,558	2,820
Accounts payable and accrued liabilities	(1,538)	1,224
Accrued interest expense on note payable	(101)	68
Accrued payroll and employee compensation	155	(1,496)
Other assets and liabilities, net	(2,361)	174

Net cash used in operating activities	(9,339)	(7,124)
Investing activities:
Liquidation of auction rate securities	2,000	—
Proceeds from sales of short-term investments	—	1,120
Capital expenditures	(144)	(792)

Net cash provided by investing activities	1,856	328
Financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs	10,881	—
Proceeds from issuance of common stock, net of issuance costs	3,707	—
Proceeds from the exercise of stock options and the purchase of stock under the 2006 employee stock purchase plan	15	9
(Repayment of) proceeds from accounts receivable pledged as collateral	(688)	2,299
Repayment of principal on long-term debt	(2,011)	—

Net cash provided by financing activities	11,904	2,308
Effect of exchange rate changes on cash	(1)	(100)

Net increase (decrease) in cash and cash equivalents	4,420	(4,588)
Cash and cash equivalents, beginning of period	5,456	8,437

Cash and cash equivalents, end of period	$9,876	$3,849

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Financial Statement Preparation

The accompanying interim consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the Company) have been prepared by Overland Storage, Inc., without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated condensed balance sheet as of June 30, 2009 was derived from the audited financial statements at that date but may not include all disclosures required by U.S. GAAP. The Company operates its business in one operating segment.

The Company operates and reports using a 52-53 week fiscal year, with each quarter ending on the Sunday closest to the calendar quarter end. For ease of presentation, the Company’s last fiscal year is considered to have ended June 30, 2009 and the Company’s third quarter of fiscal 2010 is considered to have ended March 31, 2010. For example, references to the quarter ended March 31, 2010, the three months ended March 31, 2010, the nine months ended March 31, 2010, and the first nine months of fiscal 2010 refer to the applicable fiscal period ended March 28, 2010. The third quarter of fiscal 2010 and fiscal 2009 each included 13 weeks.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company’s consolidated condensed results of operations, financial position and cash flows as of March 31, 2010 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended June 28, 2009. The results reported in these consolidated condensed financial statements for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

Liquidity and Going Concern

In February 2010, the Company sold an aggregate of 794,659 shares of Series A Convertible Preferred Stock and warrants to purchase up to 6,373,266 shares of common stock in a private placement for a total issuance price of $11.9 million (net proceeds of approximately $10.9 million). In November 2009, the Company sold 2.1 million shares of its common stock through a public offering of common stock at $2.10 per share resulting in gross proceeds of $4.3 million (net proceeds of $3.7 million). In addition, the Company liquidated all of its auction rate securities for $2.0 million in December 2009. The Company has incurred losses for its last four fiscal years and negative cash flows for its last three fiscal years. As of March 31, 2010, the Company had an accumulated deficit of $77.9 million. During the first nine months of fiscal 2010, the Company incurred a net loss of $8.8 million. For the year ending June 27, 2010, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.

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

Management has projected that cash on hand, including cash received from our private placement of shares of Series A Convertible Preferred Stock in February 2010, and funding available under the Company’s non-OEM accounts receivable financing agreements will be sufficient to allow it to continue operations at current levels through the end of calendar 2010. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on the Company’s ability to access the level of funding necessary to continue operations at current levels. If any of these events occur management may be forced to make further reductions in spending, may be forced to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Principles of Consolidation

The Company’s consolidated condensed financial statements include assets, liabilities and operating results of wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fair Value of Financial Instruments

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

Fair Value Measurements

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

Effective July 1, 2009, the first day of the Company’s fiscal 2010, the Company adopted the authoritative guidance for fair value measurements and the fair value option for non-financial assets and liabilities. At March 31, 2010, none of the Company’s non-financial assets and liabilities were recorded at fair value on a non-recurring basis. The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

NOTE 2 — COMPANY RESTRUCTURINGS

Fiscal 2010 Realignment of Workforce

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

Fiscal 2009 Cost Reductions and Restructuring of Workforce

During fiscal 2009, the Company implemented several reductions in force as part of its cost-cutting initiatives. As part of the March 2009 restructuring, the Company terminated the employment of the sole employee in its Colorado facility. In April 2009, the Company vacated this facility and the lease for this facility expires in February 2011. In the fourth quarter of fiscal 2009, the Company recorded a charge of $55,000 to research and development expense for the estimated fair value of the liability associated with vacating this facility.

The following table summarizes the activity associated with the fiscal 2010 and 2009 restructurings (severance costs in thousands):

	% of Workforce	Number of Employees	Severance Costs
August 2008 (1)	13.0	53	$352
December 2008 (2)	3.4	11	52
January 2009 (1)	17.0	53	451
March 2009 (3)	11.1	29	243
October 2009 (3)	6.4	15	422

		161	$1,520

(1)	Severance costs, including the Company’s payments of COBRA premiums, are included in sales and marketing expense, research and development expense and general and administrative expense.
(2)	Severance costs, including the Company’s payments of COBRA premiums, are included in sales and marketing expense and research and development expense.
(3)	Severance costs, including the Company’s payments of COBRA premiums, are included in cost of goods sold, sales and marketing expense, research and development expense and general and administrative expense.

The following table summarizes the activity and balances of accrued restructuring charges through March 31, 2010 (in thousands):

	Employee Related	Facilities	Total
Balance at June 30, 2009	$82	$50	$132
Accrued restructuring charges	498	—	498
Cash payments	(187)	(22)	(209)

Balance at March 31, 2010	$393	$28	$421

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

The following table summarizes the change in Level 3 securities for the nine-month period ended March 31, 2010 (in thousands):

Level 3 Auction- Rate Securities (in thousands)
Balance at June 30, 2009	$1,711
Gain included in operations	495
Recognized gain previously included in other comprehensive income	(206)
Liquidation of ARS	(2,000)

Balance at March 31, 2010	$—

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes inventories (in thousands):

	March 31, 2010	June 30, 2009
Raw materials	$5,356	$5,921
Work in process	14	753
Finished goods	5,564	5,818

	$10,934	$12,492

The following table summarizes other current assets (in thousands):

	March 31, 2010	June 30, 2009
Prepaid third-party service contracts	$5,329	$5,686
VAT & sales tax receivable	417	504
Short-term deposits	413	409
Prepaid insurance and services	408	423
Other	331	388

	$6,898	$7,410

The following table summarizes other assets (in thousands):

	March 31, 2010	June 30, 2009
Deferred service contracts	$1,268	$1,453
Auction rate securities	—	1,711
Other	147	142

	$1,415	$3,306

The following table summarizes accrued liabilities (in thousands):

	March 31, 2010	June 30, 2009
Deferred revenue – service contracts	$11,361	$12,140
Accrued expenses	2,722	2,944
Third-party service contracts payable	2,276	1,731
Accrued market development funds	529	495
Deferred revenue – distributors	454	713
Other	102	162

	$17,444	$18,185

The following table summarizes other liabilities (in thousands):

	March 31, 2010	June 30, 2009
Deferred revenue – service contracts	$3,742	$4,466
Deferred rent	1,156	1,216
Other	121	120

	$5,019	$5,802

NOTE 5 — NET LOSS PER SHARE

Basic net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive common stock equivalents are comprised of options granted under the Company’s stock option plans, employee stock purchase plan (ESPP) share purchase rights, common stock purchase warrants and Series A Convertible Preferred Stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Options outstanding and ESPP share purchase rights	1,280	1,022	1,189	894
Common stock purchase warrants	2,552	—	871	—
Series A Convertible Preferred Stock	4,522	—	4,522	—

As discussed in Note 10, the Company has recorded a beneficial conversion feature of $144,000 for the Series A Convertible Preferred Stock. This amount has been included as an increase to the net loss for common shareholders when computing loss per share for the three and nine months ended March 31, 2010.

NOTE 6 — COMPREHENSIVE LOSS

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, which are charged or credited to accumulated other comprehensive loss within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net loss	$(2,506)	$(3,305)	$(8,778)	$(15,363)
Change in foreign currency translation	(253)	(92)	(290)	(997)
Realized gain on liquidation of short-term investments	—	—	(403)	—
Change in unrealized gain on short-term investments	—	—	197	(15)

Total comprehensive loss	$(2,759)	$(3,397)	$(9,274)	$(16,375)

NOTE 7 — INCOME TAXES

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is the Company’s practice to include interest and penalties that relate to income tax matters as a component of its provision for income taxes.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company did not record any material amounts of interest or penalties through March 31, 2010.

The Company is subject to taxation in the United States and in various state and foreign tax jurisdictions. Generally, the Company’s tax years for fiscal 2005 and forward are subject to examination by the U.S. federal tax authorities.

In December 2009, Section 172(b)(1)(H) of the Internal Revenue Code (Section 172(b)(1)(H)) was amended to allow all taxpayers to elect to carry back an applicable net operating loss (NOL) for a period of three, four or five years. This election traditionally provided that an NOL for any taxable year could be carried back to each of the two years preceding the taxable year of the NOL. For the Company, the first applicable tax year available to carry back NOLs under Section 172(b)(1)(H) is its fiscal year ended June 30, 2008. The Company elected to carry back its fiscal 2008 NOL of $20.2 million to the fifth, fourth and third preceding years as allowed under Section 172(b)(1)(H). As a result, the Company recognized a discrete tax benefit in the third quarter of fiscal 2010 of approximately $2.0 million and has recorded a income tax receivable in the accompanying consolidated condensed balance sheets.

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue
Liability at June 30, 2009	$3,798	$15,989
Settlements made during the period	(1,340)	(13,849)
Change in liability for warranties issued during the period	1,012	12,520
Change in liability for preexisting warranties	(645)	(14)

Liability at March 31, 2010	$2,825	$14,646

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at March 31, 2010 will have, individually or in the aggregate, a material adverse effect on its business, results of operations, financial position or cash flows. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

On December 7, 2009, Crossroads Systems, Incorporated (Crossroads) filed a lawsuit against the Company and several other companies in the United States District Court for the Western District of Texas (the Complaint). The Complaint was served on the Company on December 14, 2009, and alleges that the Company’s products infringe United States Patent Nos. 6,425,035 and 7,051,147, each entitled Storage Router and Method for Providing Virtual Local Storage. The Complaint states that Crossroads is seeking an injunction to forbid sales of the allegedly infringing products, damages for past infringement, and for the Company to pay Crossroads’ costs and expenses and its reasonable attorneys’ fees. Discovery has commenced and the case is at the earliest stages of development. The Court has scheduled a hearing on issues of claim construction for June 3, 2010. Overland is vigorously defending against Crossroads’ infringement allegations, and has asserted counterclaims seeking a declaratory judgment that it does not infringe the asserted patents and that the asserted patents are invalid.

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

The following table summarizes intangible assets (in thousands):

	March 31, 2010	June 30, 2009
Acquired technology	$1,778	$1,778
Customer contracts and trade names	3,853	3,853

	5,631	5,631
Accumulated amortization	(1,864)	(1,040)

	$3,767	$4,591

Amortization expense of intangible assets was $0.3 million during both the third quarter of fiscal 2010 and 2009. Amortization expense of intangible assets was $0.8 million during the first nine months of fiscal 2010 and 2009. Estimated amortization expense for intangible assets is $0.3 million for the remainder of fiscal 2010 and $1.1 million, $1.1 million, $0.7 million and $0.6 million in fiscal 2011, 2012, 2013 and 2014, respectively.

NOTE 10 — EQUITY

Sale of Series A Convertible Preferred Stock and Issuance of Common Stock Warrants

On February 22, 2010, the Company issued and sold an aggregate of 794,659 shares of Series A Convertible Preferred Stock (Series A Stock) and warrants to purchase up to 6,373,266 shares of common stock in a private placement for a total issuance price of $11.9 million (net proceeds of approximately $10.9 million). The Series A Stock is convertible into 4,521,616 shares of the Company’s common stock with no par value per share, and each warrant has an exercise price of $2.583 per share of common stock. In connection with this transaction, the Company issued a warrant to purchase up to 180,865 shares of common stock at an exercise price of $2.952 per share to the placement agent on February 22, 2010. The warrants are immediately exercisable, have a five year term and provide for weighted-average anti-dilution protection in the event that the Company issues additional securities at a price less than the then-effective exercise price of the warrants. The Company also agreed to solicit shareholder approval of the full conversion of the shares of Series A Stock and the full exercise of the warrants at a shareholders’ meeting to be held April 23, 2010.

The proceeds from the February 22, 2010 transaction have been allocated to the Series A Stock and the warrants based on their relative fair values. The Company concluded that each share of Series A Stock had an estimated fair value of $9.54 at the time of issuance with a total fair value of approximately $7.6 million, and that each warrant issued had an estimated fair value of approximately $0.72 for each share exercisable under such warrant, or a total fair value of approximately $4.6 million. Based on the total proceeds of $11.9 million, the values recorded on the Company’s balance sheet were reduced to approximately $7.4 million for the Series A Stock and approximately $4.5 million for the warrants. The total estimated fair value of the warrant issued to the placement agent was estimated to be approximately $0.1 million, and was recorded as part of the financing costs associated with the transaction.

The Company has evaluated the warrants issued in the transaction in accordance with ASC Topic 815-40-15 and ASC Topic 815-40-25 and has concluded that equity classification is appropriate as all warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument.

The Company also determined that the valuation of the components of the February 22, 2010 transaction results in a beneficial conversion feature of $144,000 for the Series A Stock based on a comparison of the estimated fair value and allocated value. Based on the terms of the Series A Stock, the beneficial conversion feature has been recorded as an increase in value to the Series A Stock with an off-setting negative impact to accumulated deficit, and will increase the net loss attributable to common shareholders for the three and nine months ended March 31, 2010.

On April 23, 2010 the shareholders approved the full conversion of the Series A Stock and the full exercise of the warrants at a special shareholders’ meeting, and the 794,659 shares of Series A Stock thereafter automatically converted into 4,521,616 shares of common stock. As a result of this conversion, all future balance sheets will reflect a single class of stock ownership, and the net proceeds from the February 22, 2010 transaction will be reflected as common stock.

Prior to the conversion of the Series A Stock into common stock, or if the conversion had not taken place in a timely manner, each holder of Series A Stock would have been entitled to receive quarterly dividends at an annual rate of 6.0% and they would have had liquidation preferences equal to the greater of the amount paid for the Series A Stock or the conversion value of the Series A Stock at the time of liquidation. The Series A Stock and the warrants had a 20.0% “blocker provision” and the warrants had a floor on adjustments to the exercise price to comply with Nasdaq marketplace rules, but such provisions expired with the shareholder approval of the conversion of the Series A Stock and the exercise of the warrants at the special shareholders’ meeting held on April 23, 2010.

Sale of Common Stock and Issuance of Common Stock Warrant

On November 4, 2009, the Company sold 2,070,000 shares of its common stock through a public offering of common stock at $2.10 per share with gross proceeds of approximately $4.3 million (net proceeds of approximately $3.7 million). In addition, the Company issued a warrant for the purchase of 103,500 shares of the Company’s common stock at $2.625 per share to the underwriter of the offering. The warrant may be exercised at any time beginning on October 25, 2010 and ending on October 30, 2014. The warrant features a net exercise provision which enables the holder to choose to exercise the warrant without paying cash by surrendering shares subject to the warrant. This right is available only if a registration statement covering the shares subject to the warrant is not available at the time of exercise. The Company also agreed to grant a single demand registration right to the holder of the warrant under certain circumstances. The fair value of the warrant was estimated at $1.70 per share or $176,000, utilizing a Black-Scholes model, and was recorded in equity as a financing cost.

The Company has evaluated the warrants issued in this transaction in accordance with ASC Topic 815-40-15 and ASC Topic 815-40-25 and has concluded that equity classification is appropriate as all warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument.

Reverse stock split

In December 2008, the board of directors and shareholders approved a reverse stock split of its outstanding shares of common stock. On December 8, 2009, the Company filed a certificate of amendment to its amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of California affecting a one-for-three reverse stock split of the outstanding shares of common stock. All share, per share and stock option data information in the accompanying consolidated condensed financial statements and the notes thereto has been retroactively restated for all periods to reflect the reverse stock split.

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

In January 2010, the Company granted options to acquire, in the aggregate, 89,688 shares of common stock to members of the board of directors with an exercise price of $2.23 per share. These options vest over one year and expire on the sixth anniversary of the grant.

2009 Equity Incentive Plan

In February 2010, the board of directors approved the grant of options to acquire, in the aggregate, 1,785,712 shares of common stock subject to shareholder approval of a proposed increase in the number of shares of common stock available for issuance under the 2009 Equity Incentive Plan, which approval was obtained at the special shareholders’ meeting held on April 23, 2010. These options vest over either one or three years and expire on the sixth anniversary of the date of shareholder approval.

Outside of 2003 and 2009 Equity Incentive Plans

In July 2009, the Company granted an option to acquire 25,000 shares of common stock to an executive officer and an option to acquire 40,000 shares of common stock to another executive officer. These options vest over three years and one year, respectively. The exercise price of these options is $1.65 per share and they expire on the sixth anniversary of the grant.

In September 2009, the Company granted an option to acquire 40,000 shares of common stock to an executive officer with an exercise price of $2.61 per share. The option vests over two years and expires on the sixth anniversary of the grant.

In December 2009, the Company granted an option to acquire 16,666 shares of common stock to a director with an exercise price of $2.19 per share. The option vests over three years and expires on the sixth anniversary of the grant.

In March 2010, the Company granted an option to acquire 218,356 shares of common stock to an executive officer with an exercise price of $2.12 per share. The option vests over one year and expires on the sixth anniversary of the grant.

Employee Stock Purchase Plan

During the first nine months of fiscal 2010 and fiscal 2009, the Company issued approximately 700 shares and 4,288 shares of common stock, respectively, purchased through the Company’s 2006 Employee Stock Purchase Plan.

Common Stock Exercises

During the three and nine month periods ended March 31, 2010 the Company issued 5,219 and 16,330 shares of common stock upon exercise of outstanding stock options, respectively, for proceeds of $4,957 and $13,721, respectively. During the three and nine months ended March 31, 2009, there were no options exercised.

NOTE 11 — DEBT

Debt consists of the following as of March 31, 2010 (in thousands):

	Principal	Accrued Interest	Total
Obligation under MCF Financing Agreement	$1,838	$29	$1,867
Note payable to Anacomp, including accrued interest	1,270	33	1,303
Obligation under FGI Financing Agreement	1,594	—	1,594
Note payable to Adaptec	154	—	154

	$4,856	$62	$4,918

MCF Financing Agreement

In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement (the MCF Financing Agreement) with Marquette Commercial Finance (MCF). Under the terms of the MCF Financing Agreement, the Company may offer to sell its accounts receivable to MCF each month during the term of the MCF Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million in gross receivables submitted, or $6.3 million in net amounts funded based upon a 70.0% advance rate. The MCF Financing Agreement may be terminated by either party with 30 days written notice. The Company is not obligated to offer accounts in any month, and MCF has the right to decline to purchase any offered accounts (invoices). To date, individual invoices declined by MCF were considered immaterial to the Company’s accounts receivable balance, financial position and cash flows. Net amounts funded by MCF as of March 31, 2010, based upon a 70.0% advance rate, were $2.7 million.

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

The Company accounts for the sale of receivables under the MCF Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $4.8 million as of March 31, 2010 includes $2.7 million of gross receivables that have been designated as “sold” to MCF and that serve as collateral for short-term debt in the amount of $1.8 million, excluding accrued interest, as of March 31, 2010.

The Company was in compliance with the terms of the MCF Financing Agreement at March 31, 2010. Management continues to monitor the Company’s compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. A significant increase in rebates claimed as a percentage of the Company’s gross collections could lead to the Company’s failure to satisfy the dilution covenant. In August and October 2009, due to rebates claimed, the permissible dilution covenant was exceeded. MCF waived this deviation from the covenant. In January 2010, MCF revised the dilution covenant to be based on a rolling 90 day calculation, excluding one time charges. As of March 31, 2010, the Company was in compliance with the dilution covenant as revised. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the permissible dilution covenant throughout the remainder of fiscal 2010.

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

Payment Due	Amount
October 9, 2009	$462,000	Payment made as agreed
January 8, 2010	577,500	Payment made as agreed
April 9, 2010	577,500	Plus the then accrued and unpaid interest
July 9, 2010	693,000	Plus the then accrued and unpaid interest

At March 31, 2010, the $1.3 million amount due under the Anacomp note is recorded as a current liability, including $33,000 of accrued interest. The Anacomp note is secured by collateral including all of the Company’s inventory, equipment, fixtures, accounts, contract rights, general intangibles and intellectual property, except (i) the intellectual property purchased from Adaptec in June 2008, and (ii) any accounts receivable transferred to FGI or MCF. Anacomp’s security interest is subordinated to FGI’s security interest described below.

FGI Financing Agreement

In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement (the FGI Financing Agreement) with Faunus Group International (FGI). Under the terms of the FGI Financing Agreement, the Company may offer to sell its foreign non-OEM accounts receivable to FGI each month during the term of the FGI Financing Agreement, up to a maximum amount outstanding at any time of $5.0 million in gross accounts receivable submitted, or $3.75 million in net amounts funded based upon a 75.0% advance rate. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company will pay FGI a monthly collateral management fee equal to 1.09% of the average monthly balance of accounts purchased by FGI. In addition, FGI will charge the Company interest on the daily net funds employed at a rate equal to the greater of (i) 7.5% or (ii) 3.0% above FGI’s prime rate. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. Net amounts funded by FGI as of March 31, 2010, based upon a 75.0% advance rate, were $2.1 million.

The FGI Financing Agreement is for a term of 24 months and automatically renews for additional two year terms unless either party gives notice of non-renewal. In addition, FGI may terminate the agreement upon a default by the Company and may also terminate the agreement for convenience upon 30 days advance notice. The Company may terminate the agreement at any time by paying a $100,000 termination fee. The termination fee is not payable upon a termination by FGI or upon non-renewal. FGI has a security interest in substantially all of the Company’s assets.

The Company accounts for the sale of accounts receivable under the FGI Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $4.8 million as of March 31, 2010 includes $2.1 million of gross accounts receivable that have been designated as “sold” to FGI and that serve as collateral for short-term debt in the amount of $1.6 million as of March 31, 2010.

The Company was in compliance with the terms of the FGI Financing Agreement at March 31, 2010. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the terms of the FGI Financing Agreement throughout the remainder of fiscal 2010.

Note Payable to Adaptec

In connection with the Snap Server acquisition in June 2008, the Company issued a $1.4 million promissory note in favor of Adaptec, Inc., which accrued interest at the rate of 4.0% per annum and is secured by intellectual property related to the Snap Server business. Principal and interest under the note were originally due in one installment on June 27, 2009. In the fourth quarter of fiscal 2009, the Company and Adaptec restructured the note so that principal and interest are due in eleven unequal monthly installments beginning May 31, 2009, and ending March 31, 2010. As of March 31, 2010, principal totaled $0.2 million.

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. This guidance removes the requirement for an entity that files financial statements with the Securities and Exchange Commission to disclose a date through which subsequent events have been evaluated. This guidance was effective immediately. The adoption of this guidance had no material effect on the Company’s financial position, results of operations or cash flows.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 13 — SUBSEQUENT EVENTS

Restructuring

In April 2010, the Company announced a restructuring that included a reduction of its worldwide workforce by 18.8%, or 42 employees. Severance charges, including COBRA, related to the terminated employees are estimated to be $220,000 and are expected to be paid in the fourth quarter of fiscal 2010, except that COBRA payments are expected to extend into the first quarter of fiscal 2011.

Conversion of Series A Convertible Preferred Stock

On April 23, 2010, the shareholders approved the full conversion of the Series A Stock and the full exercise of the warrants at a special shareholders’ meeting, and the 794,659 shares Series A Stock thereafter automatically converted into 4,521,616 shares of common stock. As a result of this conversion, all future balance sheets will reflect a single class of stock ownership, and the net proceeds from the February 22, 2010 transaction will be reflected as common stock.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include: our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs; the continued availability of our non-OEM accounts receivable financing arrangements; our ability to achieve the intended cost savings and maintain quality with our new manufacturing partner; our ability to generate cash from operations or raise outside capital to adequately fund our operations and to service and repay debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to maintain the listing of our common stock on The NASDAQ Global Market (Global Market); customers’, suppliers’ and creditors’ perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors,” in Part II, Item 1A of this report and set forth in our annual report on Form 10-K for the fiscal year ended June 28, 2009 filed with the Securities and Exchange Commission (SEC) on September 9, 2009 under the caption “Risk Factors” in Item 1A of Part 1 thereof, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.

We are a trusted provider of unified data management and data protection solutions designed to enable small and medium enterprises (SMEs), corporate departments, and small and medium businesses (SMBs) to anticipate and respond to change. Whether an organization’s data is distributed around the corner or across continents, our solutions tie it all together for easy and cost-effective management of different tiers of information over time. We enable companies to expend fewer resources on information technology (IT) allowing them to focus on being more responsive to the needs of their customers.

We develop and deliver a comprehensive solution set of award-winning products and services for moving and storing data throughout the organization and during the entire data lifecycle. Our Snap Server® is a complete line of network attached storage and storage area network solutions designed to ensure primary and secondary data is accessible and protected regardless of its location. Our Snap Server solutions are available with backup, replication and mirroring software in fixed capacity or highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO SERIES® and REO SERIES® of tape backup and archive systems are designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.

Our approach emphasizes long term investment protection for our customers and reduces the complexities and ongoing costs associated with storage management. Moreover, most of our products are designed with a scalable architecture which enables companies to purchase additional storage as needed, on a just-in-time basis, and make it available instantly without downtime.

End users of our products include SMEs, SMBs, distributed enterprise companies such as divisions and operating units of large multi-national corporations, governmental organizations, and educational institutions. Our products are used in a broad range of industries including financial services, video surveillance, healthcare, retail, manufacturing, telecommunications, broadcasting, research and development and many others.

We sell our solutions worldwide- in the Americas, Europe, the Middle East, Africa (EMEA) and the Asia Pacific (APAC) region. We generate sales through:

•	our branded channel, which consists of commercial distributors direct market resellers and value-added resellers (VARs); and

•	private label arrangements with original equipment manufacturers (OEMs).

Overview

This overview discusses matters on which our management primarily focuses in evaluating our financial position and operating performance.

Generation of revenue. We generate the majority of our revenue from sales of our data protection appliances. The balance of our revenue is provided by selling maintenance contracts and rendering related services, selling spare parts, and earning royalties on our licensed technology. The majority of our sales are generated through our branded channel which includes systems integrators and VARs, with the remainder from our private label arrangements with OEMs.

Business Transition. In August 2005, we announced that our largest OEM customer, Hewlett Packard (HP), had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing this alternate supplier’s new product line during the first quarter of calendar year 2006, which decreased our sales to HP. However, in mid-2007 HP re-launched its tape automation products containing our product with support for HP’s new LTO-4 tape drives, causing a slowdown in the rate of replacement of our products by the alternate supplier’s product. Although we believe that our sales to HP will continue to decline, in the fourth quarter of fiscal 2009 we extended our supply agreement with HP until July 2012 with automatic renewals for three successive one-year periods unless earlier terminated by either party. Revenue from HP represented approximately 24.1% of total net revenue in the third quarter of fiscal 2010 compared with 31.6% of total net revenue in the third quarter of fiscal 2009. Revenue from HP represented approximately 23.9% of total net revenue in the first nine months of fiscal 2010 compared with 30.2% of total net revenue in the first nine months of fiscal 2009.

During the first nine months of fiscal 2010, we continued to experience decreased revenues. We believe customers have delayed purchases or chose not to purchase for a number of reasons, including (i) the uncertainty of the world economy and a general decrease in IT spending and (ii) a reluctance by some customers to purchase our products due to weakness in our financial condition.

We reported net revenue of $18.6 million for the third quarter of fiscal 2010, compared with $22.3 million for the third quarter of fiscal 2009. The decline in net revenue while partially offset by a $0.7 million reduction in operating expenses, resulted in a net loss of $2.5 million, or $0.42 per share, for the third quarter of fiscal 2010 compared to a net loss of $3.3 million, or $0.78 per share, for the third quarter of 2009. We reported net revenue of $58.4 million for the first nine months of fiscal 2010, compared with $83.5 million for the first nine months of fiscal 2009. The decline in net revenue while partially offset by a $11.9 million reduction in operating expenses during the first nine months of fiscal 2010, resulted in a net loss of $8.8 million, or $1.67 per share, for the first nine months of fiscal 2010 compared to a net loss of $15.4 million, or $3.60 per share, for the first nine months of fiscal 2009.

Positive developments. We have achieved a number of financial and operational objectives some of which we believe will assist us in our efforts to regain profitability:

•	NEO® S exceeded forecasted units by 38.0% during the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010 when it was introduced.

•	Snap products grew 28.8% in units during the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010, and 48.2% in units compared to the third quarter of fiscal 2009.

•	Operating expenses for the first nine months of fiscal 2010 decreased approximately 31.3% compared to first nine months of fiscal 2009.

•

Research and development expense decreased 42.9% to $4.4 million in the first nine months of fiscal 2010 from $7.7 million in the first nine months of fiscal 2009. The decrease is primarily associated with our streamlining our product roadmap to focus on new products in tape, storage area network, and network attached storage disk-based solutions that better suit our product portfolio.

•

Sales and marketing expense decreased 38.9% to $13.5 million in the first nine months of fiscal 2010 from $22.1 million in the first nine months of fiscal 2009. The decrease is primarily attributable to changes in our marketing programs and realignment of our sales force.

Liquidity and capital resources. At March 31, 2010, we had a cash balance of $9.9 million, compared to $5.5 million at June 30, 2009. In the first nine months of fiscal 2010, we incurred a net loss of $8.8 million. During the third quarter of fiscal 2010, we sold an aggregate of 794,659 shares of Series A Convertible Preferred Stock and warrants to purchase up to 6,373,266 shares of common stock in a private placement for a total issuance price of $11.9 million (net proceeds of approximately $10.9 million) and made $0.8 million in payments toward the retirement of our debt to Adaptec and Anacomp. During the second quarter of fiscal 2010, we sold 2.1 million shares of our common stock in a public offering at $2.10 per share for gross proceeds of $4.3 million (net proceeds of approximately $3.7 million) and we received $2.0 million from the liquidation of our ARS. Historically, our primary source of liquidity has been cash generated from operations. We currently have financing agreements in place with a borrowing base that is determined by the amount of qualifying non-OEM accounts receivable sales during a period. Our practice has been to borrow to the full amount of non-OEM accounts receivable sales we transact. We have no unused source of liquidity at this time. Cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of fiscal 2010 as we continue to reshape our business model and further improve operational efficiencies.

Management has projected that cash on hand, including cash received from our private placement of shares of Series A Convertible Preferred Stock in February 2010, and funding available under the Company’s non-OEM accounts receivable financing agreements will be sufficient to allow it to continue operations at current levels through the end of calendar 2010. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on the Company’s ability to access the level of funding necessary to continue operations at current levels. If any of these events occur management may be forced to make further reductions in spending, may be forced to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

As of March 31, 2010, we had working capital of $4.8 million, reflecting a $4.0 million increase in current assets compared to June 30, 2009, and a $3.4 million decrease in current liabilities during the first nine months of fiscal 2010. The increase in current assets is primarily attributable our private placement of shares of Series A Convertible Preferred Stock in February 2010 and the recording of a $2.0 million income tax receivable due to a net operating loss carry back pursuant to amended IRC code section 172(b)(1)(H). Current liabilities associated with our non-OEM accounts receivable financing arrangements, including accrued interest, were $3.6 million and $4.2 million as of March 31, 2010 and June 30, 2009, respectively. See “Liquidity and Capital Resources” below for a description of these arrangements.

Industry trends. We estimate that the cost of data management is four times the cost of storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives and high performance SAS (Serial Attached SCSI) drives. IDC estimates that the total networked attached storage (NAS) market will grow at approximately 7.1% through 2012, and the growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server solutions lie, is estimated at 8.3% by IDC. Tape storage still constitutes approximately 9.0% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 46.5% and 51.5% of our revenue during the first nine months of fiscal 2010 and 2009, respectively.

Recent Developments

•

In February 2010, we sold an aggregate of 794,659 shares of Series A Convertible Preferred Stock and warrants to purchase up to 6,373,266 shares of common stock in a private placement for a total issuance price of $11.9 million (net proceeds of approximately $10.9 million).

•

In April 2010, we reduced our employee workforce by 18.8% worldwide, or by 42 employees, in accordance with our initiatives to reduce costs and restructure our workforce. Severance costs, including COBRA, related to the terminated employees are estimated to be $220,000 and will be recorded and paid in the fourth quarter of fiscal 2010, except that COBRA payments are expected to extend into the first quarter of fiscal 2011.

•

In April 2010, the shareholders approved the full conversion of all 794,659 shares of Series A Convertible Preferred Stock and the full exercise of the warrants at a special shareholders’ meeting, and the 794,659 shares of Series A Convertible Preferred Stock automatically converted into 4,521,616 shares of common stock.

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

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.9	71.5	73.1	72.7

Gross profit	25.1	28.5	26.9	27.3
Operating expenses:
Sales and marketing	25.1	23.7	23.1	26.5
Research and development	8.0	7.6	7.5	9.2
General and administrative	15.2	11.8	13.9	9.7

	48.3	43.1	44.5	45.4
Loss from operations	(23.2)	(14.6)	(17.6)	(18.1)
Other (expense) income, net	(0.4)	0.1	(0.4)	(0.4)

Loss before income taxes	(23.6)	(14.5)	(18.0)	(18.5)
(Benefit from) provision for income taxes	(10.2)	0.3	(3.0)	(0.1)

Net loss	(13.4)%	(14.8)%	(15.0)%	(18.4)%

A summary of the sales mix by product follows:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Tape based products:
NEO Series	44.8%	38.3%	42.3%	43.2%
ARCvault®	0.1	8.4	4.2	8.3
Others	—	—	—	—

	44.9	46.7	46.5	51.5
Disk based products:
REO®	2.0	3.8	3.5	6.0
ULTAMUS®	0.1	1.8	0.9	2.0
Snap Server	10.8	8.5	9.8	9.1

	12.9	14.1	14.2	17.1
Service	33.4	27.4	30.4	21.2
Spare parts and other	8.6	11.1	8.5	9.6
VR 2 ®	0.2	0.7	0.4	0.6

	100.0%	100.0%	100.0%	100.0%

The third quarter of fiscal 2010 compared with the third quarter of fiscal 2009

Net Revenue. Net revenue in the third quarter of fiscal 2010 decreased to $18.6 million from $22.3 million in the third quarter of fiscal 2009. The decrease of $3.7 million, or 16.6%, was primarily related to our decreased focus on sales through our OEM channel. International net revenue during the third quarter of fiscal 2010 represented 44.1% of net revenue compared to 46.4% in the third quarter of fiscal 2009. The decrease in international net revenue is attributable the decrease in worldwide revenue.

Product Revenue

Net product revenue from OEM customers in the third quarter of fiscal 2010 decreased to $3.4 million from $6.3 million in the third quarter of fiscal 2009. The decrease of $2.9 million, or 46.0%, was primarily a result of (i) decreased sales volumes and (ii) our decreased focus on sales through the OEM channel. Sales to HP represented approximately 24.1% of net revenue in the third quarter of fiscal 2010 compared to 31.6% of net revenue in the third quarter of fiscal 2009.

Net product revenue from Overland branded products, excluding service revenue, in the third quarter of fiscal 2010 decreased to $8.9 million from $9.7 million in the third quarter of fiscal 2009, a decrease of $0.8 million, or 8.2%. We attribute the decrease to (i) uncertainty in the world economy and a general decrease in IT spending and (ii) a reluctance by some customers to purchase our products due to weakness in our financial condition. In addition, within the branded channel, the Americas and APAC regions reported decreases of 20.5% and 34.7% in net revenue, respectively, partially offset by a 7.9% increase in the EMEA region.

Service Revenue

Service revenue was relatively constant at $6.2 million and $6.1 million in the third quarter of fiscal 2010 and 2009, respectively. Primarily as a result of our decreased product revenue, as a percentage of total revenue, service revenues increased 6.0% to 33.4% for the third quarter of fiscal 2010 compared to 27.4% for the third quarter of fiscal 2009.

Royalty fees

Royalty fees in the third quarter of fiscal 2010 decreased to $0.1 million from $0.2 million in the third quarter of fiscal 2009. The decrease was primarily the result of a decrease of $0.1 million in our variable rate randomizer (VR2) royalties.

Gross Profit. Gross profit in the third quarter of fiscal 2010 decreased to $4.7 million from $6.3 million in the third quarter of fiscal 2009. Gross margin decreased to 25.1% in the third quarter of fiscal 2010 from 28.5% in the third quarter of fiscal 2009.

Product Revenue

Gross profit on product revenue in the third quarter of fiscal 2010 was $1.1 million compared to $2.8 million for the third quarter of fiscal 2009. The decrease of $1.7 million, or 60.7%, was primarily due to the 22.8% decrease in total net product revenue. Gross margin on product revenue at 8.6% for the third quarter of fiscal 2010 declined from 17.6% for the third quarter of fiscal 2009 primarily as a result of increased freight costs and increased warranty repair costs as well as duplicative costs associated with our transition to an outsourced manufacturer. We expect these duplicative costs to continue until our transition to the outsourced manufacturer is complete.

Service Revenue

Gross profit on service in the third quarter of fiscal 2010 was relatively constant at $3.5 million compared to $3.3 million in the third quarter of fiscal 2009. Gross margin on service revenue of 57.0% for the third quarter of fiscal 2010 increased from 54.5% for the third quarter of fiscal 2009.

Share-Based Compensation. During the third quarter of fiscal 2010, we recorded share-based compensation expense of approximately $0.3 million compared to $0.1 million during the third quarter of fiscal 2009.

The following table summarizes share-based compensation by income statement caption (in thousands):

	Three months ended March 31,
	2010	2009	Change
Cost of product sales	$35	$19	$16
Sales and marketing	52	6	46
Research and development	73	8	65
General and administrative	117	48	69

	$277	$81	$196

Sales and Marketing Expenses. Sales and marketing expenses in the third quarter of fiscal 2010 decreased to $4.7 million from $5.3 million during the third quarter of fiscal 2009. The decrease of approximately $0.6 million, or 11.3%, was primarily the result of a reduction of $0.4 million in employee related expenses (including travel costs). The decrease in employee related expenses was due to a decrease in the average headcount by 13 employees from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 (the decrease in headcount is primarily due to the reductions in workforce in the first three quarters of fiscal 2009). In addition, there was a decrease of $0.2 million in severance costs.

Research and Development Expenses. Research and development expenses in the third quarter of fiscal 2010 decreased to $1.5 million from $1.7 million during the third quarter of fiscal 2009. The decrease of approximately $0.2 million, or 11.8%, was primarily a result of (i) a decrease of $0.2 million in employee and related expenses (including travel costs) associated with a decrease in average headcount by 6 employees and (ii) a decrease of $0.1 million in contractor expense. These decreases were offset by an increase of $0.1 million for stock based compensation expense.

General and Administrative Expenses. General and administrative expenses in the third quarter of fiscal 2010 increased to $2.8 million compared to $2.6 million for the third quarter of fiscal 2009. The increase was primarily a result of an increase of $0.1 million for stock based compensation expense.

Interest Expense. Interest expense in the third quarter of fiscal 2010 totaled $0.4 million compared with $0.1 million during the third quarter of fiscal 2009. The increase of approximately $0.3 million, or 300%, was a result of interest expense of approximately $0.4 million, including $35,000 in amortization of debt issuance costs recorded in connection with our entry into our two non-OEM accounts receivable financing agreements in fiscal 2009. Interest expense in the third quarter of fiscal 2009 was primarily associated with the non-OEM accounts receivable financing agreements.

Other Income (expense), net. Other income (expense), net, during the third quarter of fiscal 2010 reflected income of $0.3 million compared to other income, net of $0.1 million, during the third quarter of fiscal 2009. The increase of approximately $0.2 million, or 200.0%, was primarily the result of an increase of approximately $0.2 million in realized currency exchange gains due to foreign currency fluctuations.

(Benefit from) provision for Income Taxes. During the third quarter of fiscal 2010 we recognized an income tax benefit of $1.9 million compared to recording a provision for income taxes of $70,000 during the third quarter of fiscal 2009. The net benefit in the third quarter of fiscal 2010 included a $2.0 million decrease in our tax provision related to a net operating loss carry back recognized pursuant to amended IRC code section 172(b)(1)(H). The tax provision in the third quarter of fiscal 2009 primarily relates to our foreign operations.

The first nine months of fiscal 2010 compared with the first nine months of fiscal 2009

Net Revenue. Net revenue in the first nine months of fiscal 2010 decreased to $58.4 million from $83.5 million in the first nine months of fiscal 2009. The decrease of $25.1 million, or 30.1%, was reflected across all regions (Americas, EMEA and APAC) within our branded channel and within our OEM channel. International net revenue during the first nine months of fiscal 2010 represented 42.2% of net revenue compared to 45.0% in the first nine months of fiscal 2009.

Product Revenue

Net product revenue from OEM customers in the first nine months of fiscal 2010 decreased to $11.9 million from $23.4 million in the first nine months of fiscal 2009. The decrease of $11.5 million, or 49.1%, was primarily a result of (i) decreased sales volumes and (ii) our decreased focus on sales through our OEM channel. Sales to HP represented approximately 23.9% of net revenue in the first nine months of fiscal 2010 compared to 30.2% of net revenue in the first nine months of fiscal 2009.

Net product revenue from Overland branded products, excluding service revenue, in the first nine months of fiscal 2010 decreased to $28.3 million from $41.7 million in the first nine months of fiscal 2009, a decrease of $13.4 million, or 32.1%. We attribute the decrease to (i) uncertainty in the world economy and a general decrease in IT spending and (ii) a reluctance by some customers to purchase our products due to weakness in our financial condition.

Service Revenue

Service revenue in the first nine months of fiscal 2010 was relatively constant at $17.8 million compared to $17.7 million in the first nine months of fiscal 2009.

Royalty fees

Royalty fees in the first nine months of fiscal 2010 decreased to $0.4 million from $0.7 million in the first nine months of fiscal 2009. The decrease was primarily the result of a decrease of $0.3 million in VR2 royalties.

Gross Profit. Gross profit in the first nine months of fiscal 2010 decreased to $15.7 million from $22.8 million in the first nine months of fiscal 2009. Gross margin in the first nine months of fiscal 2010 decreased to 26.9% from 27.3% in the first nine months of fiscal 2009.

Product Revenue

Gross profit on product revenue in the first nine months of fiscal 2010 was $5.8 million compared to $12.8 million for the first nine months of fiscal 2009. The decrease of $7.0 million, or 54.7%, was primarily due to the 38.3% decrease in net product revenue. Gross margin on product revenue at 14.5% for the first nine months of fiscal 2010 declined from 19.7% for the first nine months of fiscal 2009.

Service Revenue

Gross profit on service revenue in the first nine months of fiscal 2010 was relatively constant at $9.5 million compared to $9.3 million in the first nine months of fiscal 2009. Gross margin on service revenue remained relatively constant at 53.3% for the first nine months of fiscal 2010 compared to 52.5% and the first nine months of fiscal 2009.

Share-Based Compensation. During the first nine months of fiscal 2010, we recorded share-based compensation expense of approximately $0.5 million compared to $0.2 million during the first nine months of fiscal 2009.

The following table summarizes share-based compensation by income statement caption (in thousands):

	Nine months ended March 31,
	2010	2009	Change
Cost of product sales	$88	$26	$62
Sales and marketing	170	68	102
Research and development	101	32	69
General and administrative	166	80	86

	$525	$206	$319

Sales and Marketing Expenses. Sales and marketing expenses in the first nine months of fiscal 2010 decreased to $13.5 million from $22.1 million during the first nine months of fiscal 2009. The decrease of approximately $8.6 million, or 38.9%, was primarily a result of a decrease of $5.3 million in employee related expenses, including a decrease of $0.9 million in commission expense. The decrease in employee related expenses was due to (i) a decrease in the average headcount by 44 employees from the first nine months of fiscal 2009 compared to the first nine months of fiscal 2010 (the decrease in headcount is primarily due to the reductions in workforce in the first three quarters of fiscal 2009) and (ii) a 10.0% pay cut enacted in January 2009. In addition, the following factors further contributed to the decrease in sales and marketing expenses: (i) a decrease of $1.6 million in public relations and advertising costs, including contractor fees, due to restructuring and reductions in marketing programs and bringing previously outsourced projects in house, (ii) a decrease of $0.7 million in travel expenses associated with a our cost savings initiatives, (iii) a decrease of $0.4 million in severance costs and (iv) a decrease of $0.2 million in demo and promotion costs.

Research and Development Expenses. Research and development expenses in the first nine months of fiscal 2010 decreased to $4.4 million from $7.7 million during the first nine months of fiscal 2009. The decrease of approximately $3.3 million, or 42.9%, was primarily a result of (i) a decrease of approximately $2.5 million in employee related expenses (including travel costs) associated with a decrease in average headcount by 17 employees and a 10.0% pay cut enacted in January 2009, (ii) a decrease of $0.5 million for contractors expense, (iii) a decrease of $0.2 million in severance costs associated with the fiscal 2009 restructurings and (iv) a decrease of $0.1 million in development expense.

General and Administrative Expenses. General and administrative expenses in the first nine months of fiscal 2010 remained flat at $8.1 million compared to the first nine months of fiscal 2009.

Interest Expense. Interest expense, in the first nine months of fiscal 2010 increased to $1.2 million compared to $0.2 million during the first nine months of fiscal 2009. In fiscal 2009, we entered into two non-OEM accounts receivable financing agreements and converted $2.3 million in accounts payable to a note (the Anacomp note). During the first nine months of fiscal 2010, we recorded interest expense of $1.0 million, including $0.1 million in amortization of debt issuance costs, under the non-OEM accounts receivable financing agreements. Interest expense associated with our note payable to Anacomp included $0.2 million during the first nine months of fiscal 2010. Interest expense in the first nine months of fiscal 2009 was primarily associated with our financing received under the domestic non-OEM accounts receivable financing agreements during the nine month period and under the international non-OEM financing agreement during the third quarter of fiscal 2009.

Other Income (expense), net. Other income (expense), net, in the first nine months of fiscal 2010 reflected income of $0.9 million compared to net expense of $0.3 million, during the first nine months of fiscal 2009. The increase of approximately $1.2 million, or 400.0%, was primarily the result of the liquidation of our auction rate securities resulting in a recognized gain of $0.5 million in the first nine months of fiscal 2010, compared to a $1.7 million other-than-temporary impairment loss recorded in the first nine months of fiscal 2009. This increase was partially offset by a decrease of approximately $1.0 million in realized currency exchange gains due to foreign currency fluctuations.

(Benefit from) provision for Income Taxes. During the first nine months of fiscal 2010 income tax we recognized benefit of $1.8 million compared to recording a provision for income taxes of $30,000 during the first nine months of fiscal 2009. The net benefit in the first nine months of 2010 primarily related to our net operating loss carry back recognized pursuant to amended IRC code section 172(b)(1)(H). The tax benefit in the first nine months of fiscal 2009 primarily related to our pre-tax loss in the first nine months of 2009.

Liquidity and Capital Resources. At March 31, 2010, we had $9.9 million of cash compared to $5.5 million at June 30, 2009. In February 2010, we sold an aggregate of 794,659 shares of Series A Convertible Preferred Stock and warrants to purchase up to 6,373,266 shares of common stock in a private placement for a total issuance price of $11.9 million (net proceeds of approximately $10.9 million). In November 2009, we sold 2.1 million shares of our common stock through a public offering of common stock at $2.10 per share (net proceeds of approximately $3.7 million). In addition, we liquidated all of our auction rate securities for $2.0 million in proceeds in December 2009. For the year ending June 27, 2010, we expect to incur negative operating cash flows and report a net loss as we continue to change our business model and further improve operational efficiencies. We have no unused sources of liquidity at this time.

Historically, our primary source of liquidity has been cash generated from operations. However, we have incurred losses since the fourth quarter of fiscal 2005, and negative cash flows from operating activities since the fourth quarter of fiscal 2005, with the exception of the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, in which we generated cash from operating activities. For the nine months ended March 31, 2010, we incurred a net loss of $8.8 million and used $9.3 million in cash to our support operating activities.

As of March 31, 2010, we had working capital of $4.8 million, reflecting a $4.0 million increase in current assets compared to June 30, 2009, and a $3.4 million decrease in current liabilities during the first nine months of fiscal 2010. The increase in current assets is primarily attributable our private placement of Series A Convertible Preferred Stock in February 2010 and the recording of a $2.0 million income tax receivable due to a net operating loss carry back pursuant to amended IRC code section 172(b)(1)(H). Current liabilities associated with our non-OEM accounts receivable financing arrangements, including accrued interest, were $3.6 million and $4.2 million as of March 31, 2010 and June 30, 2009, respectively.

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

Under the MCF Financing Agreement, we are not obligated to offer any accounts (invoices) in any month, and MCF has the right to decline to purchase any offered accounts (invoices). To date, individual invoices declined by MCF were considered immaterial to our accounts receivable balance, financial position and cash flows. A significant increase in rebates claimed as a percentage of our gross collections could lead to our failure to satisfy the dilution covenant. In August and October 2009, due to rebates claimed, the permissible dilution covenant was exceeded. MCF waived this deviation from the covenant. In January 2010, MCF revised the dilution covenant to be based on a rolling 90 day calculation, excluding one time charges. As of March 31, 2010, we were in compliance with the dilution covenant in the MCF Financing Agreement as revised. Management continues to monitor our compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. Based upon our current operating assumptions, we expect to remain in compliance with the permissible dilution covenant throughout fiscal 2010.

FGI may terminate the FGI Financing Agreement upon default by us, and may also terminate the agreement for convenience upon 30 days advance notice. We may terminate the agreement at any time by paying a $100,000 termination fee. The termination fee is not payable upon a termination by FGI or upon non-renewal. We were in compliance with the terms of the FGI Financing Agreement at March 31, 2010. Based upon our current operating assumptions, we expect to remain in compliance with the terms of the FGI Financing Agreement throughout fiscal 2010.

Management has projected that cash on hand, including cash received from our private placement of shares of Series A Convertible Preferred Stock in February 2010, and funding available under the Company’s non-OEM accounts receivable financing agreements will be sufficient to allow it to continue operations at current levels through the end of calendar 2010. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on the Company’s ability to access the level of funding necessary to continue operations at current levels. If any of these events occur management may be forced to make further reductions in spending, may be forced to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. If we need additional funding for operations and we are unable to raise it through debt or equity financings, we may be forced to liquidate assets and/or curtail or cease operations. In addition, such funding may not be available on favorable terms, or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

During the first nine months of fiscal 2010, we used $9.3 million in cash for operating activities compared to $7.1 million during the first nine months of fiscal 2009. This use of cash during the first nine months of fiscal 2010 was primarily a result of our net loss of $8.8 million. In addition there was a $1.6 million reduction in inventory reflecting management’s overall focus on increasing inventory turns and continued costs cutting initiatives and a $2.1 million increase in income tax receivable related to a net operating loss carry back recognized pursuant to amended IRC code section 172(b)(1)(H).

During the first nine months of fiscal 2010, we generated cash from investing activities of approximately $1.9 million due to the liquidation of our auction rate securities. During the first nine months of fiscal 2009, we generated cash of approximately $0.3 million primarily through proceeds of $1.1 million from the liquidation of our short-term investments, net of capital expenditures. Capital expenditures during the first nine months of fiscal 2010 and 2009 totaled $144,000 and $0.8 million, respectively. During the first nine months of fiscal 2010, such expenditures were primarily associated with computers, software and machinery and equipment to support new product introductions. During the first nine months of fiscal 2009, such expenditures were primarily associated with computers, software and tooling to support manufacturing.

We generated cash from our financing activities of $11.9 million during the first nine months of fiscal 2010 compared to $2.3 million during the first nine months of fiscal 2009. In February 2010, we sold an aggregate of 794,659 shares of Series A Convertible Preferred Stock and warrants to purchase up to 6,373,266 shares of common stock in a private placement for a total issuance price of

$11.9 million (net proceeds of approximately $10.9 million). In November 2009, we completed the sale of 2.1 million shares of our common stock through a public offering of common stock at $2.10 per share resulting in gross proceeds of $4.3 million (net proceeds of approximately $3.7 million). We continue to make scheduled payments under the Anacomp and Adaptec notes, which totaled $0.9 million and $2.2 million during the third quarter and first nine months of fiscal 2010, respectively. Cash generated from financing activities for the first nine months of fiscal 2009 primarily relates to funding received from MCF for accounts receivable sold under the MCF Financing Agreement.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk from changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. Historically, we have not used derivative instruments or engaged in hedging activities.

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the third quarter of fiscal 2010 and 2009 resulted in gains of $0.3 million and $0.1 million, respectively. The effect of exchange rate fluctuations on our results during the first nine months of fiscal 2010 and 2009 resulted in gains of $0.4 million and $1.3 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 7, 2009, Crossroads Systems, Incorporated (Crossroads) filed a lawsuit against us and several other companies in the United States District Court for the Western District of Texas (the Complaint). The Complaint was served on us on December 14, 2009, and alleges that our products infringe United States Patent Nos. 6,425,035 and 7,051,147, each entitled Storage Router and Method for Providing Virtual Local Storage. The Complaint states that Crossroads is seeking an injunction to forbid sales of the allegedly infringing products, damages for past infringement, and for us to pay Crossroads’ costs and expenses and its reasonable attorneys’ fees. Discovery has commenced, and the case is at the earliest stages of development. The Court has scheduled a hearing on issues of claim construction for June 3, 2010. We are vigorously defending against Crossroads’ infringement allegations, and have asserted counterclaims seeking a declaratory judgment that it does not infringe the asserted patents, and that the asserted patents are invalid.

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

Management has projected that cash on hand, including cash received from our private placement of shares of Series A Convertible Preferred Stock in February 2010, and funding available under our non-OEM accounts receivable financing agreements will be sufficient to allow us to continue operations at current levels through the end of calendar 2010. Significant changes from our current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on our ability to access the level of funding necessary to continue operations at current levels. If any of these events occur management may be forced to make further reductions in spending, further extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

If we need additional funding for operations and we are unable to raise it through debt or equity financings, we may be forced to liquidate assets and/or curtail or cease operations. In addition, such financing may not be available on favorable terms, or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

We urge you to review the additional information about our liquidity and capital resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report. If we cease to continue as a going concern due to lack of available capital or otherwise, you may lose your entire investment in our company.

We may need to implement additional cost reduction efforts across our operations.

During fiscal 2009, we implemented several reductions in force as part of cost-cutting initiatives and we vacated our facility in Colorado. In fiscal October 2009, we reduced our worldwide workforce by 6.4%, or 15 employees, in connection with our realignment around core initiatives. In April 2010, we further reduced our worldwide workforce by an additional 18.8%, or 42 employees, in connection with changes in our business model and a restructuring of our workforce. There can be no assurance that our cost reduction efforts will be successful and we may need to implement additional cost reduction initiatives, such as further reductions in the cost of our workforce and/or suspending or curtailing planned programs, either of which could materially harm our business, results of operations and future prospects.

We entered into a strategic manufacturing agreement with Foxconn as an outsourced manufacturer of our products. Our use of an outsourced manufacturing provider may not produce the intended benefits.

In October 2009, we entered into a strategic manufacturing agreement with Foxconn in order to strengthen our product supply chain and global manufacturing capabilities. Foxconn initially will collaborate with us on the manufacturing of one product line. The manufacturing agreement provides a framework for expansion of the collaboration to other product lines should the parties mutually decide to expand the relationship. Neither party is obligated to expand the relationship.

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

In addition to the above, reliance on outsourced manufacturing involves a number of risks, including reduced control over delivery schedules, manufacturing quality and product costs. Further, our requirements represent only a small portion of the total capacity of Foxconn, who could re-allocate capacity to other customers even during periods of high demand for our products. In addition, the continuing tight credit in financial markets may affect the ability of Foxconn and other suppliers to maintain their production capacity and result in a reduction in their supply to us. If we are unable to obtain our products from Foxconn and other suppliers on schedule, or at all, our ability to satisfy customer demand will be harmed and revenue from the sale of products may be lost or delayed.

Any problems associated with the matters discussed above could result in significant expense, delays in shipment, a significant loss of potential revenues and may adversely affect the market price of our common stock.

We have granted security interest over certain of our assets in connection with various debt arrangements.

We have granted security interests over certain of our assets in connection with various debt arrangements and we may grant additional security interests to secure future borrowings. If we are unable to satisfy our obligations under these arrangements, we could be forced to sell certain assets that secure these loans which could have a material adverse effect on our ability to operate our business. We may grant additional security interests to secure future borrowings. In addition, we have granted security interests in connection with our non-OEM financing arrangements. In the event we were unable to maintain compliance with covenants set forth in these arrangements or if these arrangements are otherwise terminated for any reason, it could have a material adverse affect on our ability to access the level of funding necessary to continue operations at current levels. If any of these events occur, management may be forced to make further reductions in spending, further extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

We have received notification from The NASDAQ Stock Market (NASDAQ) that we do not meet the Global Market’s continued listing requirement for the minimum market value of publicly held shares. If our common stock is delisted from the Global Market and we are not able to transfer listing to The NASDAQ Capital Market (Capital Market), our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

On December 15, 2009, we received written notification from NASDAQ that because we had not regained compliance with the minimum market value of publicly held shares of $15 million requirement set forth in NASDAQ Listing Rule 5450(b)(1)(C) by the December 14, 2009 expiration of the 90-day compliance period for this requirement, our common stock would be delisted from the Global Market unless we requested an appeal of this determination to a NASDAQ Hearings Panel (the Panel). We requested an appeal of the determination and met with the Panel on January 20, 2010. On March 3, 2010, we received written notification from the Panel that it would continue the listing of our common stock on the Global Market subject to our demonstrating compliance with all continued listing standards of the Global Market on or before June 14, 2010. We are taking steps to regain compliance with all continued listing standards of the Global Market but we cannot provide any assurance that we will be able to do so on or before June 14, 2010.

If we are unable to regain compliance within the time period permitted by the Panel, we may file an appeal to the NASDAQ Listing and Hearings Review Council (Listing Council), or the Listing Council may review the Panel’s decision on its own accord. A review by the Listing Council does not delay the delisting decision unless the Listing Council determines in its discretion to do so. The Listing Council currently has discretion to grant an exception for up to 360 days after the NASDAQ staff’s initial delisting decision, but we can provide no assurance that the Listing Council would delay an unfavorable delisting decision or grant any exception. Alternatively, we may transfer the listing of our common stock to the Capital Market but we cannon provide any assurance that we will meet all of the listing standards for listing on the Capital Market at that time.

In addition, on December 8, 2009, we effected a one-for-three reverse stock split of our common stock to regain compliance with the minimum bid price of $1.00 per share requirement set forth in NASDAQ Listing Rule 5450(a)(1). Though the bid price of our common stock has remained above $1.00 per share since the reverse split, we cannot guarantee that it will remain at or above $1.00 per share. If the bid price drops below $1.00 per share, our common stock could become subject to delisting again and we may seek shareholder approval for an additional reverse split. A second reverse split could produce negative effects and we cannot provide any assurance that it would result in a long-term or permanent increase in the bid price of our common stock. For example, a second reverse split could make it more difficult for us to comply with other listing standards of NASDAQ, including requirements related to the minimum number of shares that must be in the public float, the minimum market value of publicly held shares and the minimum number of round lot holders. In addition, investors might consider the increased proportion of unissued authorized shares of common stock to issued shares of common stock to have an anti-takeover effect under certain circumstances by allowing for dilutive issuances which could prevent certain shareholders form changing the composition of our board of directors.

Any delisting of our common stock by NASDAQ could adversely affect the our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and other, delisting could adversely affect our business, financial condition and results of operations.

We may be subject to third party claims of infringement or misappropriation of proprietary rights.

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

On December 7, Crossroads filed a lawsuit against us and several other companies in the United States alleging that our respective products infringe various patents held by Crossroads. The complaint states that Crossroads is seeking an injunction to forbid sales of the allegedly infringing products, damages for past infringement, and for us to pay Crossroads’ costs and expenses and its reasonable attorneys’ fees. Discovery has commenced and the case is at the earliest stages of development. We are vigorously defending against these infringement allegations and have asserted various counterclaims against Crossroads. As with any litigation proceeding, we cannot predict with any certainty the eventual outcome of this litigation. Furthermore, we may have to incur substantial expenses in connection with this lawsuit. In the event of an adverse outcome, our business could be materially harmed. For additional information see “Legal Proceedings” in Part II, Item 1 of this report.

We may have to pay liquidated damages to the investors in our private placement of shares of Series A Convertible Preferred Stock in February 2010, which will increase our negative cash flows.

In connection with our private placement of shares of Series A Convertible Preferred Stock in February 2010 described above, we entered into a registration rights agreement. Under the terms of the registration rights agreement, if the registration statement relating to the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and exercise of the warrants that we have filed with the SEC has not been declared effective within the time periods specified in the registration rights agreements (with certain limited exceptions), or we otherwise fail to comply with certain provisions set forth in the registration rights agreement, then we will be required to pay investors, as liquidated damages, 1.5% of the amount invested for each 30-day period (or pro rata portion thereof) during which such failure continues until the shares are sold or can be sold without restriction under Rule 144 of the Securities Act of 1933, as amended. There can be no assurance that the registration statement will be declared or remain effective by the SEC for the time periods necessary to avoid payment of liquidated damages.

Item 5. — Other Information

Submission of Matters to a Vote of Security Holders

On January 5, 2010, we held our Annual Meeting of Shareholders in San Diego, California. At the meeting our shareholders of record as of November 19, 2009 elected management’s slate of directors and approved two additional proposals with the following vote distribution:

Item	Affirmative		Withheld
Election of Board Members
Robert A Degan	2,704,108		194,852
Nora M. Denzel	2,704,241		194,719
Eric L. Kelly	2,711,998		186,962
Scott McClendon	1,955,408		943,552
Michael Norkus	2,711,915		187,045

	Affirmative	Negative	Withheld	Broker Non-vote
Other Matters
Approve the 2009 Equity Incentive Plan	2,224,544	673,050	1,366	2,791,556

Ratify the appointment of Moss Adams LLP as our independent registered public accounting firm for the fiscal year ending June 27, 2010	5,677,387	8,544	4,586	0

Item 6. — Exhibits

3.1	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

3.2	Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Form 8-K filed April 29, 2010).

3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed May 5, 2010).

4.1	Placement Agency Agreement, dated February 18, 2010, by and between Overland Storage, Inc. and Roth Capital Partners, LLC. (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

4.2	Form of Series A Preferred Stock Certificate (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

4.4	Form of Registration Rights Agreement (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

10.1	Form of Purchase Agreement (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

10.2*	Separation Agreement between Overland Storage, Inc. and Ravi Pendekanti (incorporated by reference to the Company’s Form 8-K filed March 22, 2010).

31.1	Certification of Eric L. Kelly, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer.

*	Management contract or compensation plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: May 12, 2010	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of registrant)