Form 10-K
period 2010-06-27
OVERLAND STORAGE INC
filed 2010-09-24
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 27, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-22071

OVERLAND STORAGE, INC.

(Exact name of registrant as specified in its charter)

California	95-3535285
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9112 Spectrum Center Boulevard, San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

(858) 571-5555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 24, 2009, the last business day of the registrant’s second fiscal quarter, was approximately $11,854,285 (based on the closing price reported on such date by The NASDAQ Global Market of the registrant’s Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 7, 2010, the number of outstanding shares of the registrant’s Common Stock was 10,952,312.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement to be filed in connection with registrant’s Annual Meeting of Shareholders to be held on November 16, 2010 (the “Proxy Statement”) are incorporated herein by reference into Part III of this report.

PART I

Item 1.	Business.

This report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth under the heading “Risk Factors” in Part I, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report.

Overview

We are a trusted global provider of unified data management and data protection solutions designed to enable small and medium enterprises (SMEs), corporate departments, and small and medium businesses (SMBs) to anticipate and respond to change. Whether an organization’s data is distributed around the corner or across continents, our solutions tie it all together for easy and cost-effective management of different tiers of information over time. We enable companies to expend fewer resources on information technology (IT) allowing them to focus on being more responsive to the needs of their customers.

We develop and deliver a comprehensive solution set of award-winning products and services for moving and storing data throughout the organization and during the entire data lifecycle. Our Snap Server® product is a complete line of network attached storage and storage area network solutions designed to ensure primary and secondary data is accessible and protected regardless of its location. Our Snap Server® solutions are available with backup, replication and mirroring software in fixed capacity or highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO SERIES® and REO SERIES® of virtual tape libraries, tape backup and archive systems are designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.

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

We sell our solutions worldwide in the Americas, Europe, the Middle East and Africa (EMEA) and the Asia Pacific (APAC) region. We generate sales through:

•	our branded channel, which consists of commercial distributors direct market resellers and value-added resellers (VARs); and

•	private label arrangements with original equipment manufacturers (OEMs).

We were incorporated in California in 1980 as Overland Data, Inc., and changed our name to Overland Storage, Inc. in 2002. Our headquarters are located at 9112 Spectrum Center Boulevard, San Diego, California 92123, and our telephone number is (858) 571-5555.

Our Direction and Strategy

In today’s business environment, we believe that controlling operating expenses has become a top priority for executive teams worldwide. At the same time, we believe that the cost and complexity of managing vital information has risen exponentially. As a result of these opposing forces, we believe that many companies find themselves lacking the essential resources and expertise required to adequately manage stored data across their businesses and they continue to spend a significant portion of their time and money tying isolated islands of data together. Without an effective alternative to mitigate the cost and complexity of traditional approaches, their data simply cannot be effectively shared and sufficiently protected. We provide solutions designed to bridge the gap between cost conscious organizations and the expense of managing and protecting information.

Our comprehensive data storage and protection solutions enable IT managers to easily and cost effectively share and preserve data across their organization and provide continuous access, automated data movement between multiple locations and reduced backup windows for improved business continuity.

We estimate that the cost of data management is four times the cost of storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives and high performance SAS (Serial Attached SCSI) drives. IDC estimates that the total networked attached storage (NAS) market will grow at approximately 7.6% through 2014, and the growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server® solutions lie, is estimated at 10.8%. According to IDC, tape storage still constitutes approximately 8.1% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 46.6% and 50.1% of our revenue during fiscal 2010 and 2009, respectively.

Our Products and Services

Our data management and data protection solutions provide SMEs, SMBs, enterprise departments and branch offices with disk-based systems for primary or nearline storage, disk backup and recovery, and software for data management and protection. For long-term storage requirements, we offer automated tape solutions for tape backup and archive.

Snap Server® SAN Storage Area Network (SAN) Solutions

Our SnapSANTM product line provides block-based primary storage for virtual server environments and low latency applications. Systems can be managed directly through Windows or VMware vCenter and the intuitive management console employs guided wizards to facilitate easy installation and administration. The SnapSANTM products also offer a powerful set of features including auto provisioning, mirroring for high availability, replication and snapshots for data protection.

Our SnapSANTM S2000 is a 2U iSCSI SAN appliance designed for high performance and simple, straight-forward administration. The SnapSANTM S2000 can be configured with up to 12 SATA II drives for 12 terabytes or 24 terabytes of storage capacity; or 12 high performance SAS drives for 3.6 terabytes or 7.2 terabytes of storage capacity. SATA and SAS drives can also be intermixed in the S2000 for increased flexibility. The SnapSAN TM S2000 can be scaled to 192 terabytes by adding up to seven Snap Server® E2000 Expansion enclosures.

Snap Server® Network-Attached Storage (NAS) Solutions

Our Snap Server® family is an ideal platform for primary or nearline storage. With a full range of appliances, from compact, portable desktop systems to highly scalable rackmount systems, the Snap Server®

line delivers proven stability and best-in-class integration with Windows, UNIX/Linux, and Macintosh environments. For virtual servers and database applications, the Snap Server® family supports iSCSI block-level access with Microsoft VSS and VDS integration to simplify Windows management. For data protection, the Snap Server® family offers replication, snapshots for point-in-time recovery and the ability to back up to disk, VTL, or tape.

Rackmount Systems

•

The Snap Server® 410, 620 and N2000 are rack-mountable systems intended for the server room or data center. The rackmount systems provide higher performance and capacity than desktop systems and are designed for data consolidation. The Snap Server® 410 is a 1U server configured with four SATA II drives for 2 terabytes, 4 terabytes or 8 terabytes of storage capacity and supports RAID levels 0, 1, 5, 6, and 10.

•

The Snap Server® 620 is a 1U server configured with either four SATA II drives for 2 terabytes, 4 terabytes or 8 terabytes of storage capacity or four high performance SAS drives for 1.2 terabytes of storage capacity. The Snap Server® 620 can also be scaled to 176 terabytes by adding up to seven Snap Server® S50 Expansion enclosures and supports RAID levels 0, 1, 5, 6, and 10.

•

The Snap Server® N2000 is a 2U server that can be configured with up to 12 SATAII drives for 12 terabytes or 24 terabytes of storage capacity or 12 high performance SAS drives for 3.6 terabytes or 7.2 terabytes of storage capacity. SATA and SAS drives can also be intermixed in the Snap Server® N2000 for increased flexibility. The Snap Server® N2000 can be scaled to 144 terabytes by adding up to five Snap Server® E2000 Expansion enclosures and supports RAID levels 0, 1, 5, 6, and 10.

Desktop Systems

•

The Snap Server® 110 and 210 are designed for easy set up and maintenance and are ideal solutions for branch and remote offices or departments that do not have dedicated IT personnel. These systems provide network accessible storage and cost effective data protection in a compact, portable, desktop storage unit. The Snap Server® 110 is configured with a single SATA II drive for either 500 gigabytes or 2 terabytes of storage capacity. The Snap Server® 210 is configured with two SATA II drives for a total of 1 terabyte, 2 terabytes or 4 terabytes of storage capacity and supports RAID levels 0 and 1.

REO® Virtual Tape Library (VTL) Solutions

Our REO SERIES® VTL solutions provide best-in-class disk-based backup and recovery. Systems can be configured as virtual tape libraries, standalone virtual tape drives, and/or disk volumes, or LUNs. Powered by our REO Protection OS® software, our REO® systems include a unique feature known as dynamic virtual tape which provides more efficient and cost-effective disk storage than other competitive products on the market. REO® solutions are compatible with all popular open systems or Windows-based backup software, physical tape drives or tape libraries and connect easily to iSCSI Ethernet networks for seamless integration into existing backup environments.

•

The REO® 1550 is a 1U rackmount VTL designed for cost-effective disk-based backup and recovery. The REO® 1550 is configured with four SATA II drives for 2 terabytes or 4 terabytes of storage capacity and supports RAID 5.

•

The REO® 4600 is a 2U rackmount VTL designed for high performance, scalable backup and recovery. The REO® 4600 can be configured with six or 12 SATA II drives for 6 terabytes, 12 terabytes, or 24 terabytes of storage capacity. The REO® 4600 can be scaled to 120 terabytes by adding up to four Snap Server® E2000 Expansion enclosures and supports RAID levels 5 and 6.

Data Management Software

Our GuardianOSTM storage-optimized platform OS is designed for Snap Server® NAS devices to deliver simplified data management and consolidation throughout distributed IT environments. Combining cross-platform file sharing with block-level data access on a single device, the GuardianOSTM platform provides a flexible solution for storage infrastructures. In addition to a unified storage architecture, the GuardianOSTM platform offers scalability through features such as Instant Capacity Expansion (I.C.E.), centralized storage management and a comprehensive suite of data protection tools. The flexibility and scalability of GuardianOSTM reduces the total cost of ownership of storage infrastructures.

Our Snap Enterprise Data Replicator® (Snap EDR) provides multi-directional, WAN-optimized replication for Snap Server® systems. With Snap EDR, administrators can automatically replicate data between multiple Snap Servers for data distribution, data consolidation, or data protection.

Our Protection OS® software provides virtualization, data protection, data management and connectivity features for REO® VTL systems. With our Protection OS® software, administrators can implement REO® appliances in a wide variety of storage and backup environments. The Protection OS® software is compatible with all major operating systems, popular backup software solutions and iSCSI networks.

Tape Based Backup and Long Term Archive Solutions

Mid-sized companies are subject to the same compliance regulations and disaster recovery requirements as larger enterprises but often lack the IT budget necessary for traditional large enterprise solutions. We provide a complete range of high performance, flexible tape-based solutions for long-term storage and disaster recovery. Combined with Snap Servers and REO® systems, our NEO SERIES® products create a complete disk-to-disk-to-tape solution with a variety of storage capacity options. The NEO® tape solutions can accommodate up to 24 tape drives and 1,000 cartridges for maximum efficiency and data protection.

•

The NEO® S Series provides affordable, expandable tape backup for small and medium-sized businesses. The NEO® S systems incorporate the latest linear tape-open (LTO) technologies, as well as SCSI, SAS and FC connectivity. The NEO® 200s is a 2U tape library that supports up to 24 slots and 2 tape drives. The NEO® 400s is a 4U tape library that supports up to 48 slots and 4 tape drives.

•

The NEO® E Series provides scalable, high capacity, data-center class tape automation that is ideal for large businesses. The NEO® E systems incorporate the latest LTO technologies as well as redundant robotics and SCSI, SAS and FC connectivity. The NEO® 2000e is a 5U tape library that supports up to 30 slots and 2 tape drives. The NEO® 4000e is a 10U tape library that supports up to 60 slots and 4 tape drives. The NEO® 8000 is a 43U tape library that supports up to 500 slots and 12 tape drives.

Customers

Our solution-focused product offerings are designed specifically for SMEs, corporate departments, and SMBs. We sell all of our products on an indirect basis, primarily through three channels to:

•	distributors,

•	resellers, and

•	OEMs.

All of our products are designed and manufactured to meet OEM-level requirements and reliability standards regardless of the actual sales channel. The following provides additional detail on our channels:

•	Distribution channel—Our primary distribution partners in North America include Synnex Corporation, Promark Technology and Tech Data. We have approximately 20 distribution partners throughout Europe and Asia. Typically, distributors sell our products to VARs and direct marketing resellers (DMRs), who in turn sell to end users. We support these distributors through our dedicated field sales force and field engineers. Ingram Micro Inc. (Ingram Micro) accounted for 11.0% and 10.8% of our sales in fiscal 2009 and 2008. In fiscal 2010, Ingram Micro accounted for less than 10.0% of our sales. No other distributor accounted for more than 10.0% of net revenue for all periods presented.

•

Reseller channel—Our reseller channel includes systems integrators, VARs and DMRs. Some of these resellers specialize in particular industries and offer a variety of value-added services relating to the industry. Our resellers frequently package our products as part of a complete data processing system or with other storage devices to deliver a complete storage subsystem. Our resellers sometimes recommend our products as replacement solutions when backup systems are upgraded or bundle our products with storage management software specific to the end user’s system. We support the reseller channel through our dedicated field sales representatives, field engineers and technical support organizations.

•

OEM channel—Historically, we have had a significant OEM supply agreement with Hewlett Packard Company (HP), which incorporates our NEO products into its tape backup offerings. Although we believe that sales to HP will continue to decline due to its selection of an alternate supplier for its current generation tape backup offerings, during the fourth quarter of fiscal 2009, we extended our supply agreement with HP until July 2012 with automatic renewals for three successive one-year periods unless terminated earlier. As is customary in the industry, our OEM contract with HP does not require HP to purchase minimum quantities of our products. HP accounted for 22.5%, 29.7% and 35.2% of sales in fiscal 2010, 2009 and 2008. No other OEM accounted for more than 10.0% of net revenue for all periods presented.

We divide our worldwide sales into three geographical regions:

•	the Americas, consisting of North America and South America,

•	EMEA, consisting of Europe, the Middle East and Africa, and

•	APAC, consisting of Asia Pacific countries.

We support our customers in the Americas primarily from our San Diego, California and San Jose, California locations. We support our EMEA customers through our wholly-owned subsidiaries located in Wokingham, England; Paris, France; and Munich, Germany. Each of these subsidiaries provides sales and technical support. Our subsidiary in England also provides repair services. We support our APAC customers from Singapore and South Korea. We grant our distributors the nonexclusive right to sell our products in a country or group of countries. In addition, many of our domestic customers ship products to their overseas customers.

Sales to customers outside of the United States represent a significant portion of our sales and international sales are subject to various risks and uncertainties. See “Our International operations are important to our business and involve unique risks” under the heading “Risk Factors” in Part I, Item 1A of this report. Sales generated by our European channel generally show seasonal slowing during our first fiscal quarter (July through September), reflecting the summer holiday period in Europe.

The following table sets forth foreign revenue by geographic area (in thousands):

	Fiscal Year
	2010	2009	2008
Foreign revenue (1):
United Kingdom	$10,174	$18,034	$25,061
Europe (other than United Kingdom, France and Netherlands)	8,723	11,014	13,815
France	7,484	7,582	7,349
Singapore	4,110	5,592	9,523
Netherlands	3,224	5,595	6,483
Other foreign revenue	6,760	7,323	9,006

	$40,475	$55,140	$71,237

Foreign revenue as a percentage of net revenue	52.1%	52.2%	55.8%

(1)	Fiscal 2009 and 2008 foreign revenue by geographic area have been reclassified to conform to fiscal 2010 presentation.

We provide a full range of marketing materials for branded products, including product specification literature and application notes. We also offer lead generation opportunities and market development funds to key channel partners. Our sales management and engineering personnel provide support to the channel partners and visit potential customer sites to demonstrate the technical advantages of its products. We maintain press relations in the United States and Europe, and we participate in national and regional trade shows worldwide.

Customer Service and Support

Customer service and support are key elements of our strategy. Our technical support staff is trained to assist our customers with deployment and compatibility for any combination of hardware platforms, operating systems and backup, data interchange and storage management software. Our application engineers assist with more complex customer issues. We maintain toll-free service and support lines and we also provide service and support through our website and by facsimile and email.

For most products, we offer a return-to-factory warranty in which customers send the malfunctioning unit or part to a service depot and we send a replacement unit or part. For selected products, we augment the return-to-factory warranty with a program called XchangeNOW® which provides a replacement unit or part in advance of the return of the malfunctioning unit or part.

In November 2009, we introduced the OVERLAND Care program for select products, providing next business day advance delivery of customer replaceable parts and next business day onsite installation of non-customer replaceable parts. In April 2009, we reduced the warranty length for our Snap Server® products from three years to two years. The third year of warranty for our Snap Server® products shipped prior to April 2009 will continue to be serviced under the return-to-factory process through no later than the fourth quarter of fiscal 2012. The following details the warranties we currently offer on our major products:

•	three-year advance replacement XchangeNOW® limited warranty on our REO SERIES® and Snap Server® SAN products;

•	two-year return-to-factory limited warranty on our Snap Server® NAS products;

•	one-year advance replacement XchangeNOW® or OVERLAND Care limited warranty on our NEO® 200s and NEO® 400s products; and

•	one-year on-site service limited warranty on our other NEO SERIES® products, for which we contract with third-party service providers.

Research and Development

We incurred company-sponsored research and development costs of $5.8 million, $9.3 million and $9.3 million in fiscal 2010, 2009 and 2008, representing 7.5%, 8.8% and 7.3% of net revenue, respectively. In fiscal 2010, we continued to augment our product lines by expanding our hardware platforms and feature enhancements to our software. Noteworthy product releases for fiscal 2010 included the SnapSANTM S2000, a 2U 12-bay iSCSI SAN appliance, and the Snap Server® N2000, a 2U 12-bay NAS appliance. In July 2010, we launched the NEO® 8000e, an enterprise-grade tape library. Our plans for fiscal 2011 include a number of hardware and software enhancements across all of our products. Particular areas of focus are the introduction of the next generation enterprise storage software, performance, ease of use, and deeper integration between our product lines.

Manufacturing and Suppliers

We perform product assembly, integration and testing at our integrated factory in San Diego, California. We purchase servers, tape drives, printed circuit boards, integrated circuits, and all other major components from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components which meet technical specifications and volume requirements. We actively monitor these suppliers but we are subject to substantial risks associated with the performance of our suppliers. For certain components, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier. See “If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations” under the heading “Risk Factors” in Part I, Section 1A of this report.

We had $0.4 million and $0.2 million of firm backlog orders at June 30, 2010 and 2009, respectively. Our largest OEM customer, HP, provides weekly forecast information that allows us to manage both raw material and finished goods inventories.

We occupied our current headquarters and manufacturing buildings in March 2002. On July 1, 2010, we modified our San Diego headquarters lease and reduced our facility by one building, or 67,285 square feet, which proportionally reduced our monthly base rent and share of facility expenses. The building is subject to a 12-year lease with one five-year extension option. Currently we have the capacity to support unit production levels several times greater than the current rate of production. In order to accommodate normal business fluctuations and control staffing levels carefully to meet customer requirements at any time, we augment our direct labor force by employing temporary staff from time to time.

Competition

The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations that have substantially greater financial, research and development and marketing resources. In the tape automation market, we believe our primary competitors are Quantum Corporation and International Business Machines Corporation (IBM), as well as Oracle Corporation (Sun StorageTek division) for larger scale libraries. Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high.

Our primary disk-based platform competitors are EMC Corporation (both branded EMC and Iomega division), NetGear, Inc., NetApp, Inc., HP, IBM, and Dell Inc. Key competitive factors in these markets include performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements and total value of ownership. Barriers to entry for disk-based backup products are low.

The markets for all of our products are characterized by significant price competition and we anticipate that our products will continue to face price pressure.

Proprietary Rights

General—We presently hold 30 United States patents and we have 10 United States patents pending. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. These rights, however, may not prevent competitors from developing products substantially equivalent or superior to our products. In addition, our present and future patents may be challenged, invalidated or circumvented, reducing or eliminating our proprietary protection. We continue to be diligent about maintaining our patent portfolio and monitoring potential infringement of our patents.

VR2 ®  Technology—We have entered into various intellectual property licensing agreements relating to our VR2®  technology. These agreements require the payment of royalty fees based on sales by licensees of products containing our VR2® technology.

Employees

As of June 30, 2010, we had 186 full-time employees and 4 part-time employees, including 89 in sales and marketing, 32 in research and development, 39 in manufacturing and operations and 30 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the employees and we believe that our relationship with our employees is good.

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

Recent Developments

On September 20, 2010, the Compensation Committee of our Board of Directors (Committee) approved a new bonus plan, the Executive Bonus Plan (Bonus Plan), which provides bonus opportunities for our executive officers. Each participant in the Bonus Plan is assigned a target bonus percentage that is expressed as a percentage of the participant’s base salary for the applicable bonus period. Bonuses are determined based on our revenue, gross profit, operating income, operating expenses and/or earnings per share during the bonus period in relation to performance goals established by the Committee. The Committee may also provide for bonuses to be determined based on an individual participant’s performance during the bonus period and the criteria to be used to measure individual performance. A copy of the Bonus Plan is filed as an exhibit to this report.

Additional Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available on our website at http://www.overlandstorage.com, free of charge, as soon as reasonably practicable after we electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. The contents of our website are not a part of this report.

Item 1A.	Risk Factors.

An investment in our company involves a high degree of risk. In addition to the other information included or incorporated by reference in this report, you should carefully consider each of the following risk factors in evaluating our business and prospects as well as an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline.

Our cash and other sources of liquidity may not be adequate to fund our operations for the next twelve months. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

Management has projected that cash on hand, including cash received from our private placement of shares of Series A Convertible Preferred Stock in February 2010, and funding available under our non-OEM accounts receivable financing agreements will be sufficient to allow us to continue operations at current levels through the end of calendar 2010. Significant changes from our current forecast, including, but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on our ability to access the level of funding necessary to continue operations at current levels. If any of these events occur management may be forced to make further reductions in spending, further extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the fiscal year ended June 30, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We may seek debt, equity or equity-based financing (such as convertible debt) when market conditions permit. Such financing may not be available on favorable terms, or at all. If we need additional funding for operations and are unable to raise it through debt or equity financings, we may be forced to liquidate assets and/or curtail or cease operations. In addition, such financing may not be available on favorable terms, or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

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

We have incurred significant operating losses in our last three fiscal years and we anticipate continued losses during fiscal 2011. As of June 30, 2010 we had an accumulated deficit of $82.1 million. To return to profitability we will need to maintain or increase revenue, increase gross profit margins and improve our operating model. We may also need to implement additional cost reduction efforts across our operations as discussed below.

Our financial condition and the “going concern” opinion from our independent registered public accounting firm may negatively impact our business.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30,

2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Such report, and our financial condition and history of net losses, could cause current or potential customers to defer new orders with us or to select other suppliers, and may cause suppliers to require terms that are unfavorable to us.

We may need to implement additional cost reduction efforts across our operations.

During the second quarter of fiscal 2010 we reduced our worldwide workforce by 6.4%, or 15 employees, in connection with our realignment around core initiatives. During the fourth quarter of fiscal 2010, we further reduced our worldwide workforce by an additional 18.8%, or 42 employees, in connection with changes in our business model and a restructuring of our workforce. There can be no assurance that our cost reduction efforts will be successful and we may need to implement additional cost reduction initiatives, such as further reductions in the cost of our workforce and/or suspending or curtailing planned programs, either of which could materially harm our business, results of operations and future prospects.

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of, or deterioration in, our relationship with one or more of our distributors or resellers could negatively affect our operating results.

We sell all of our branded products through our network of distributors, VARs and DMRs, who in turn sell our products to end users. Our largest distributor in fiscal 2009 and 2008, Ingram Micro, accounted for 11.0% and 10.8% of sales in fiscal 2009 and 2008, respectively. In fiscal 2010, Ingram Micro accounted for less than 10.0% of our sales. The long-term success of any of our distributors or resellers is difficult to predict, and we have no purchase commitments or long-term orders from our any of them to assure us of any baseline sales through these channels. Most of our distributors and resellers also carry competing product lines that they may promote over our products. A distributor or reseller might not continue to purchase our products or market them effectively, and each determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Our operating results could be adversely affected by a number of factors, including, but not limited to:

•	a change in competitive strategy that adversely affects a distributor’s or reseller’s willingness or ability to stock and distribute our products;

•	the reduction, delay or cancellation of orders or the return of a significant amount of our products;

•	the loss of one or more of our distributors or resellers; and

•	any financial difficulties of our distributors or resellers that result in their inability to pay amounts owed to us.

If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.

Our products have a large number of components and subassemblies produced by outside suppliers. We depend greatly on these suppliers for items that are essential to the manufacture of our products, including tape drives, printed circuit boards and integrated circuits. We work closely with our regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet both our technical specifications and volume requirements. For certain items, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier on the basis of price. From time to time, we have been unable to obtain as many drives as we have needed due to drive shortages or quality issues from certain of our suppliers. If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.

We entered into a strategic manufacturing agreement with Foxconn as an outsourced manufacturer of select products. Our use of an outsourced manufacturing provider may not produce the intended benefits.

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

The transition to outsourced manufacturing is a complex task. If not properly executed, delays in transition may occur, product quality may decline and product costs may increase. If Foxconn is unable or unwilling to complete the transition in a timely and satisfactory manner, we may be required to continue to manufacture longer than originally intended or to locate an acceptable alternative manufacturer. Assuming a successful transition is completed, we still may have to change to another manufacturer because of problems with delivery schedules, manufacturing quality, product costs or other factors.

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

We have granted security interests over certain of our assets in connection with various debt arrangements.

We have granted security interests over certain of our assets in connection with various debt arrangements and we may grant additional security interests to secure future borrowings. If we are unable to satisfy our obligations under these arrangements, we could be forced to sell certain assets that secure these loans, which could have a material adverse effect on our ability to operate our business. We may grant additional security interests to secure future borrowings. In addition, we have granted security interests in connection with our non-OEM financing arrangements. In the event we were unable to maintain compliance with covenants set forth in these arrangements or if these arrangements are otherwise terminated for any reason, it could have a material adverse affect on our ability to access the level of funding necessary to continue operations at current levels. If any of these events occur, management may be forced to make further reductions in spending, further extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

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

Development schedules for technology products are inherently uncertain. We may not meet our product development schedules, and development costs could exceed budgeted amounts. Our business, results of operations, financial position and liquidity may be materially and adversely affected if the products or product enhancements that we develop are delayed or not delivered due to developmental problems, quality issues or component shortage problems, or if our products or product enhancements do not achieve market acceptance or are unreliable. We or our competitors will continue to introduce products embodying new technologies, such as new sequential or random access mass storage devices. In addition, new industry standards may emerge. Such events could render our existing products obsolete or not marketable, which would have a material adverse effect on our business, results of operations, financial position and liquidity.

Our disk-based products involve many significant risks and may fail to achieve or maintain market acceptance.

The success of our Snap Server® family of disk-based products is uncertain and subject to significant risks that could have a material adverse effect on our business, results of operations, financial position and liquidity. We must commit significant resources to sustain these products and will continuously need to update and upgrade them to stay competitive. Any delay in the commercial release of new or enhanced disk-based products could result in a significant loss of potential revenue and may adversely impact the market price of our common stock. Furthermore, if our disk-based products do not achieve market acceptance or success, then the association of our brand name with these products may adversely affect our reputation and sales of other products, diluting the value of our brand name.

Our business has been highly dependent on sales to large OEM customers, and we are currently in a transition with our largest OEM customer.

HP has historically been our largest customer, accounting for 22.5%, 29.7% and 35.2% of sales in fiscal 2010, 2009 and 2008, respectively. Ingram Micro has historically been our largest distribution customer, accounting for 11.0% and 10.8% of sales in fiscal 2009 and 2008, respectively. In fiscal 2010, Ingram Micro accounted for less than 10.0% of sales. No other customer accounted for more than 10.0% of sales in any year during the three-year period ended June 30, 2010.

In August 2005, HP notified us that it had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the first product of this new line from the alternate supplier during the first quarter of calendar year 2006, which decreased our sales to HP. However, in mid-2007, HP re-launched its tape automation products supplied by us with support for HP’s new LTO-4 tape drives, which slowed the rate of replacement of our supplied products by the alternate supplier’s product. Although we believe that our sales to HP will continue to decline, we recently extended our supply agreement with HP until July 2012 with automatic renewals for three consecutive one-year periods unless earlier terminated. We cannot predict the rate at which our sales to HP will decline. If they fall short of their forecast it may have a significant impact on revenue during fiscal 2011. Neither HP nor any other customer is obligated to purchase a specific amount of our products or provide binding forecasts of purchases for any period.

We face intense competition and price pressure, and many of our competitors have substantially greater resources than we do.

The worldwide storage market is intensely competitive. A number of manufacturers of tape and disk-based storage solutions compete for a limited number of customers. In addition, barriers to entry are relatively low in these markets. Some of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products. Ongoing pricing pressure could result in significant price erosion, reduced profit margins and loss of market share, any of which could have a material adverse effect on our business, results of operations, financial position and liquidity.

Our business is highly dependent on the continued market acceptance and usage of tape-based systems for data backup and recovery.

We have historically derived a majority of our revenue from products that use magnetic tape drives for backup and recovery of digital data. Our tape-based storage solutions now compete directly with other storage technologies, such as hard disk drives, and may face competition in the future from other emerging technologies. The prices of hard disk drives continue to decrease as their capacity and performance increase. We expect our tape-based products to face increased competition from these alternative technologies and come under increasing pricing pressure. If our strategy to compete in disk-based markets does not succeed, it could have a material adverse effect on our business, results of operations, financial position and liquidity.

If our revenue base continues to decline, we may choose to discontinue or exit some or a substantial portion of our current operations.

Our management team continually reviews and evaluates our product portfolio, operating structure and markets to assess the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing product offering are greater than the potential contribution margin that we would realize. As a result, we may determine that it is in our interest to exit or divest one or more existing product offerings, which could result in costs incurred for exit or disposal activities and/or impairments of long-lived assets. Moreover, if we do not identify other opportunities to replace discontinued products or operations, our revenues would decline, which could lead to further net losses and adversely impact the market price of our common stock.

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

In August 2010, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc. and BDT-Solutions GmbH. The lawsuit claims infringement of two of our United States patents, Nos. 6,328,766 and 6,353,581. The complaint broadly claims infringement by BDT’s products, and it specifically identifies BDT’s FlexStor® II product line as infringing our patents. We have initiated service of the complaint on the defendants, and discovery is not yet underway in the litigation.

Our success depends in part on our ability to operate without infringing on or misappropriating the proprietary rights of others.

We may at any time be sued for infringing the patent rights or misappropriating the proprietary rights of others. Intellectual property litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our business, liquidity, results of operations and financial position. In addition, litigation diverts management’s time, attention and resources away from other aspects of our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we supply infringing products to third parties, or if we license third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain as a result of lost sales or damages paid to the patent holder.

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

The value of our inventory may be adversely affected by factors that affect our ability to sell the products in our inventory. Such factors include changes in technology, introductions of new products by us or our competitors, the current or future economic downturns, or other actions by our competitors. If we do not effectively forecast and manage our inventory, we may need to write off inventory as excess or obsolete, which adversely affects cost of sales and gross profit. We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new products that we or our competitors may introduce. We have established reserves for slow moving or obsolete inventory. These reserves, however, may prove to be inadequate, which would result in additional charges for excess or obsolete inventory.

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

We have experienced significant changes in our senior management. In January 2010, our Board of Directors appointed Eric L. Kelly, who has served as our Chief Executive Officer since January 2009 and on our Board of Directors since November 13, 2007, as our President. In January 2009, Vernon A. LoForti, who had served as our Chief Executive Officer and President and on our Board of Directors since August 2007, transitioned to the role of President and resigned from our Board of Directors. In September 2009, we terminated the employment of Mr. LoForti. In February 2010, we terminated the employment of Ravi Pendekanti, our former Vice President of Business Development and Solutions. In September 2009, Christopher Gopal joined us as our Vice President of Worldwide Operations and in February 2010, Geoff Barrall joined us as our Chief Technology Officer and Vice President of Engineering. These changes may be a distraction to other senior management, business operations, commercial partners and customers. Additionally, we have experienced a prolonged period of operating losses and declines in our stock price and cash position, which have affected and may continue to affect employee morale and retention. We reduced our workforce by 13.0% worldwide in August 2008, by 3.4% in December 2008, by 17.0% in January 2009, by 11.1% in March 2009, by 6.4% in October 2009 and by 18.8% in April 2010. In addition, we enacted a temporary 10.0% salary reduction for all employees in January 2009, which was partially reinstated in fiscal 2010. Additional turnover, particularly among senior management, may also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. We cannot guarantee that we will successfully attract or retain the management we need, or be able to maintain an optimal workforce size. Any inability to attract, retain or motivate such personnel or to address manpower constraints could materially adversely affect our results of operations, financial position or cash flows. We do not currently maintain any key-man insurance for any of our employees.

We face risks related to the continuing economic downturn.

The continuing economic downturn in the U.S. and global financial markets, and in the U.S. and global economies, has had, and may continue to have, a material and adverse impact on our business and our financial condition. Businesses may further reduce or postpone spending on IT infrastructure in response to tighter credit, negative financial news and declines in income or asset values. We believe that such reduction in, or postponement of, spending has had and may continue to have a material adverse effect on the demand for our products. We cannot predict the length or severity of the current economic downturn, or the timing or severity of future economic or industry downturns. The continuing uncertainty in the capital markets may also severely restrict our ability to access the capital markets, which would limit our ability to react to changing economic and business conditions. A prolonged recession or continued or further decline in the global economy would materially adversely affect our results of operations, financial position or cash flows.

Our financial results may fluctuate substantially for many reasons, and past results should not be relied on as indications of future performance.

The markets that we serve are volatile and subject to market shifts that we may be unable to anticipate. A slowdown in the demand for workstations, mid-range computer systems, networks and servers could have a significant adverse effect on the demand for our products in any given period. In the past, we have experienced delays in the receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. Our customers may cancel or delay purchase orders for a variety of reasons, including, but not limited to, the rescheduling of new product introductions, changes in our customers’ inventory practices or forecasted demand, general economic conditions affecting our customers’ markets, changes in our pricing or the pricing of our competitors, new product announcements by us or others, quality or reliability problems related to our products, or selection of competitive products as alternate sources of supply. In particular, our ability to forecast sales to distributors, VARs and DMRs is especially limited because these customers typically provide us with relatively short order lead times or are permitted to change orders on short notice. Because a large portion of our sales is generated by our European channel, our first fiscal quarter (July through September) results of operations are often impacted by seasonally slow European orders, reflecting the summer holiday period in Europe. None of our customers is obligated to purchase a specific amount of our products.

Our financial results have fluctuated and will continue to fluctuate quarterly and annually based on, among others, the following factors:

•	changes in customer mix (e.g., OEM vs. branded);

•	changes in product mix;

•	fluctuations in average selling prices;

•	currency exchange fluctuations;

•	increases in costs and expenses associated with the introduction of new products; and

•	increases in the cost of or limitations on the availability of materials.

We therefore believe that our revenue and operating results will continue to fluctuate, and that period-to-period comparisons are not necessarily meaningful and should not be relied on as indications of future performance. Our revenue and operating results may fail to meet the expectations of public market analysts or investors, which could have a material adverse effect on the price of our common stock. In addition, portions of our expenses are fixed and difficult to reduce if our revenues do not meet our expectations. These fixed expenses magnify the adverse effect of any revenue shortfall.

We plan to replace our Enterprise Resource Planning (ERP) System within the next several years. This will be expensive and may be disruptive to our business.

Our ERP system is 13 years old, and we plan to replace it within the next several years. Transitioning to a new ERP system will be expensive and time consuming, and our business and results of operations may be materially and adversely affected if problems occur during the transition. In addition, we have modified our current ERP system significantly during its term of use and it is possible that we will experience a significant system failure before we replace it. Any such failure may materially and adversely affect our business, liquidity, results of operations and financial position.

Our international operations are important to our business and involve unique risks.

Sales to customers outside of the United States represent a significant portion of our total sales and we expect them to continue to do so. Sales to customers outside the United States are subject to various risks, including, but not limited to:

•	the imposition of governmental controls mandating compliance with various foreign and U.S. export laws;

•	currency exchange fluctuations;

•	weak economic conditions in foreign markets;

•	political and economic instability;

•	trade restrictions, tariffs and taxes;

•	longer payment cycles typically associated with international sales; and

•	difficulties in staffing and managing international operations.

Furthermore, we may be unable to comply with changes in foreign laws, rules and regulations applicable to us in the future, which could have a material adverse effect on our business, results of operation, financial position and liquidity.

We are subject to exchange rate risk in connection with our international operations.

We do not currently engage in foreign currency hedging activities and, therefore, we are exposed to some level of currency risk. While essentially all of our sales in international markets are denominated in U.S. dollars, our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation. Exchange rate transactions resulted in a net gain of $0.5 million during fiscal 2010.

We have made a number of acquisitions in the past, including our June 2008 acquisition of the Snap Server® product line, and we may make acquisitions in the future. The failure to successfully integrate acquisitions and successfully complete product development and launch of the related products could harm our business, financial condition and operating results.

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

The market price of our common stock has experienced significant fluctuations since it commenced trading in February 1997, and may continue to fluctuate significantly in the future. Many factors could cause the market price of our common stock to fluctuate, including, but not limited to:

•	our ability to meet our working capital needs;

•	announcements concerning us, our competitors, our customers or our industry;

•	changes in earnings estimates by analysts;

•	purchasing decisions of HP and other significant customers;

•	quarterly variations in operating results;

•	the introduction of new technologies or products by us or our competitors;

•	changes in product pricing policies by us or our competitors;

•	the terms of any financing arrangements we enter into; and

•	changes in general economic conditions.

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

We have transferred the listing of our common stock from The NASDAQ Global Market (Global Market) to The NASDAQ Capital Market (Capital Market). If our common stock is delisted from the Capital Market, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

On December 15, 2009, we received written notification from The NASDAQ Stock Market, LLC (NASDAQ) that because we had not regained compliance with the minimum market value of publicly held shares of $15 million requirement set forth in NASDAQ Listing Rule 5450(b)(1)(C) by the December 14, 2009 expiration of the 90-day compliance period for this requirement, our common stock would be delisted from the

Global Market unless we requested an appeal of this determination to a NASDAQ Hearings Panel (the Panel). We requested an appeal of the determination and met with the Panel on January 20, 2010. On March 3, 2010, we received written notification from the Panel that it would continue the listing of our common stock on the Global Market subject to our demonstrating compliance with all continued listing standards of the Global Market on or before June 14, 2010. Prior to June 14, 2010, our management determined to apply to NASDAQ to transfer the listing of our common stock from the Global Market to the Capital Market. On June 14, we were notified that NASDAQ approved our application to transfer the listing of our common stock to the Capital Market, effective at the opening of trading on June 16, 2010. We are currently in compliance with all of the listing standards for listing on the Capital Market but we cannot provide any assurance that we will continue to be in compliance in the future.

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

Any delisting of our common stock by NASDAQ could adversely affect the our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

We have no unresolved comments from the SEC.

Item 2.	Properties.

We own no real property and we currently lease all facilities used in our business. Our headquarters are located in San Diego, California, where we leased a 160,000 square foot facility in a light industrial complex as of June 30, 2010. On July 1, 2010, we modified our San Diego headquarters lease and reduced our facility by one building, or 67,285 square feet, which proportionally reduced our monthly base rent and share of facility expenses. The lease expires in February 2014 and can be renewed for one additional five-year period. This San Diego facility houses manufacturing, research and development, marketing and administrative functions.

We lease a 20,777 square feet facility in San Jose, California. The lease expires in May 2017. The San Jose facility houses research and development, sales and marketing, and administrative functions.

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

In December 2009, Crossroads Systems, Incorporated (Crossroads) filed a lawsuit against us and several other companies in the United States District Court for the Western District of Texas (the Complaint). The Complaint was served on us in December 2009, and alleged that our products infringe United States Patent Nos. 6,425,035 and 7,051,147. The Court had scheduled a hearing on issues of claim construction for June 3, 2010. Although we were prepared to vigorously defend against Crossroads’ lawsuit, in advance of the claim construction briefing, the parties reached a settlement of the lawsuit, and the Court entered an Order of Dismissal of the lawsuit on May 25, 2010.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on The NASDAQ Capital Market under the symbol “OVRL.” As of September 7, 2010, there were approximately 33 shareholders of record. On December 8, 2009, we effected a one-for-three reverse stock split of our outstanding shares of common stock. The following table sets forth the range of high and low bid prices for our common stock for the past two fiscal years as reported by NASDAQ. All amounts in the table have been adjusted to give effect to the reverse stock split.

	Sales Prices
	High	Low
Fiscal Year 2010:
Fourth quarter	$3.52	$1.79
Third quarter	2.50	1.58
Second quarter	3.63	1.73
First quarter	3.18	1.20
Fiscal Year 2009:
Fourth quarter	$2.54	$0.72
Third quarter	1.65	0.60
Second quarter	1.89	0.42
First quarter	3.75	1.80

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. We have not paid any cash dividends on our common stock for our two most recent fiscal years and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

The following selected financial data has been derived from our consolidated financial statements and related notes. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes appearing elsewhere in this report.

The consolidated statement of operations data for the years ended June 30, 2010, 2009 and 2008, and the consolidated balance sheet data at June 30, 2010 and 2009, are derived from our consolidated financial statements appearing elsewhere in this report. The consolidated statement of operations data for the years ended June 30, 2007 and 2006, and the consolidated balance sheet data at June 30, 2008, 2007 and 2006, are derived from our consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

The following table summarizes selected financial data (in thousands, except per share amounts):

	Fiscal Year
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Net revenue	$77,662	$105,621	$127,700	$160,443	$209,038
Gross profit	21,374	29,168	28,056	24,343	46,446
Loss from operations	(14,358)	(16,844)	(30,458)	(44,845)	(25,931)
Loss before income taxes	(14,791)	(17,998)	(31,627)	(43,836)	(23,311)
Net loss	(12,962)	(18,028)	(32,025)	(44,111)	(19,486)
Net loss applicable to common shareholders	(13,106)	(18,028)	(32,025)	(44,111)	(19,486)
Net loss per share (1)(2)(3):
Basic and diluted	$(2.04)	$(4.23)	$(7.53)	$(10.34)	$(4.26)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$8,852	$5,456	$9,651	$22,825	$62,512
Working capital	2,383	(2,624)	12,585	39,566	76,381
Total assets	44,325	47,052	62,590	88,053	144,769
Debt	5,171	7,718	1,432	—	—
Shareholders’ equity (deficit)	2,666	(115)	18,183	49,110	95,438

(1)	See Note 1 to our consolidated financial statements for an explanation of shares used in computing net loss per share.

(2)	Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares assumed to be outstanding during the periods of computation.

(3)	Per share amounts have been adjusted to give effect to the December 8, 2009 one-for-three reverse stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth under the heading “Risk Factors” in Part I, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Per share amounts herein have been adjusted to give effect to the December 8, 2009 one-for-three reverse stock split.

We are a trusted global provider of unified data management and data protection solutions designed to enable SMEs, corporate departments and SMBs, to anticipate and respond to change. Whether an organization’s data is distributed around the corner or across continents, our solutions tie it all together for easy and cost-effective management of different tiers of information over time. We enable companies to expend fewer resources on IT allowing them to focus on being more responsive to the needs of their customers.

We develop and deliver a comprehensive solution set of award-winning products and services for moving and storing data throughout the organization and during the entire data lifecycle. Our Snap Server® product is a complete line of network attached storage and storage area network solutions designed to ensure primary and secondary data is accessible and protected regardless of its location. Our Snap Server® solutions are available with backup, replication and mirroring software in fixed capacity or highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO SERIES® and REO SERIES® of virtual tape libraries, tape backup and archive systems are designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.

Our approach emphasizes long term investment protection for our customers and reduces the complexities and ongoing costs associated with storage management. Moreover, most of our products are designed with a scalable architecture which enables companies to purchase additional storage as needed, on a just-in-time basis, and make it available instantly without downtime.

End users of our products include SMEs, SMBs, distributed enterprise companies such as divisions and operating units of large multi-national corporations, governmental organizations, and educational institutions. Our products are used in a broad range of industries including financial services, video surveillance, healthcare, retail, manufacturing, telecommunications, broadcasting, research and development and many others. See “Business” in Part I, Item 1 of this report for more information about our business, products and operations.

Overview

This overview discusses matters on which our management primarily focuses in evaluating our financial position and operating performance.

Generation of revenue. We generate the majority of our revenue from sales of our data protection products. The balance of our revenue is provided by selling maintenance contracts and rendering related services, selling spare parts, and earning royalties on our licensed technology. The majority of our sales are generated through our branded channel which includes systems integrators and VARs, with the remainder from our private label arrangements with OEMs.

Business Transition. In August 2005, we announced that our largest OEM customer, HP, had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the alternate supplier’s new product line during the first quarter of calendar year 2006, which decreased our sales to HP. However, in mid-2007 HP re-launched its tape automation products containing our product with support for HP’s new LTO-4 tape drives, causing a slowdown in the rate of replacement of our products by the alternate supplier’s product. Although we believe that our sales to HP will continue to decline, in the fourth quarter of fiscal 2009 we extended our supply agreement with HP until July 2012 with automatic renewals for three successive one-year periods unless earlier terminated by either party. Revenue from HP in fiscal 2010 decreased 44.2% compared with fiscal 2009, and decreased 30.2% in fiscal 2009 compared with fiscal 2008.

During fiscal 2010, we continued to experience decreased revenues. We believe customers have delayed purchases or chose not to purchase for a number of reasons, including, among others, (i) the uncertainty of the world economy and a general decrease in IT spending and (ii) a reluctance by some customers to purchase our products due to weakness in our financial condition.

Due in large part to the overall decline in HP revenue, we reported net revenue of $77.7 million for fiscal 2010, compared with $105.6 million for fiscal 2009. The decline in net revenue resulted in a net loss of $13.0 million, or $2.04 per share, for fiscal 2010 compared with a net loss of $18.0 million, or $4.23 per share, for fiscal 2009.

Positive trends. During fiscal 2010, we have achieved a number of financial and operational objectives designed to further our efforts to regain profitability:

•	Operating expenses for fiscal 2010 decreased 22.3% compared to fiscal 2009.

•

Research and development expense decreased approximately 37.6% to $5.8 million in fiscal 2010 from $9.3 million in fiscal 2009. The decrease is primarily associated with the streamlining of our product roadmap to focus on new products in tape, storage area network, and network attached storage disk-based solutions that better suit our product portfolio.

•

Sales and marketing expense decreased approximately 31.6% to $18.0 million in fiscal 2010 from $26.3 million in fiscal 2009. The decrease is primarily attributable to changes in our marketing programs and realignment of our sales force.

Liquidity and capital resources. At June 30, 2010, we had a cash balance of $8.9 million, compared to $5.5 million at June 30, 2009. In fiscal 2010, we incurred a net loss of $13.0 million. During the third quarter of fiscal 2010, we sold an aggregate of 794,659 shares of Series A Convertible Preferred Stock and warrants to purchase up to 6,373,266 shares of common stock in a private placement for a total issuance price of $11.9 million (net proceeds of approximately $10.9 million). During the second quarter of fiscal 2010, we sold 2.1 million shares of our common stock in a public offering at $2.10 per share for gross proceeds of $4.3 million (net proceeds of approximately $3.7 million) and we received $2.0 million from the liquidation of our auction rate securities (ARS). Historically, our primary source of liquidity has been cash generated from operations. We currently have financing agreements in place with a borrowing base that is determined by the amount of qualifying non-OEM accounts receivable sales during a period. Our practice has been to borrow the full amount of non-OEM accounts receivable sales we transact. We have no unused source of liquidity at this time and cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of calendar 2010 as we continue to reshape our business model and further improve operational efficiencies.

Management has projected that cash on hand, including cash received from our private placement of shares of Series A Convertible Preferred Stock in February 2010, and funding available under the our non-OEM accounts receivable financing agreements will be sufficient to allow us to continue operations at current levels through the end of calendar 2010. Significant changes from our current forecast, including, but not limited to:

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

As of June 30, 2010, we had working capital of $2.4 million, reflecting a $0.6 million increase in current assets compared to June 30, 2009, and a $4.5 million decrease in current liabilities during fiscal 2010. The increase in current assets is primarily attributable our private placement of shares of Series A Convertible Preferred Stock in February 2010, offset by cash used in operating activities and reduced sales, resulting in lower inventory balances. The decrease in current liabilities is primarily attributable to a $1.9 million reduction in debt primarily related to payments made on outstanding notes payable to Anacomp, Inc. (Anacomp) and Adaptec, Inc. (Adaptec), a $1.7 million reduction in the product warranty liability and a $0.9 million reduction in accrued liabilities. Current liabilities associated with our non-OEM accounts receivable financing arrangements, including accrued interest, were $4.5 million and $4.2 million as of June 30, 2010 and 2009, respectively. See “Liquidity and Capital Resources” below for a description of these arrangements.

Industry trends. We estimate that the cost of data management is four times the cost of storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives and high performance SAS (Serial Attached SCSI) drives. IDC estimates that the total networked attached storage (NAS) market will grow at approximately 7.6% through 2014, and the growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server® solutions lie, is estimated at 10.8%. According to IDC, tape storage still constitutes approximately 8.1% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 46.6% and 50.1% of our revenue during fiscal 2010 and 2009, respectively.

Recent Developments

•

In July 2010, we launched two new products; the Snap Sever® N2000, our first 2U rack-mountable NAS product and the NEO® 8000e, which provides new functionality and increased performance to the NEO® 8000.

•

On July 1, 2010, we modified our San Diego headquarters lease and reduced the facility by one building, or 67,285 square feet, which proportionally reduced our monthly base rent and share of facility expenses.

•	On September 20, 2010, the Committee approved the Bonus Plan. For more information regarding the Bonus Plan, see “Business—Recent Developments” in Part I, Item 1 of this report.

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

Revenue Recognition

We recognize revenue from sales of products when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred. Under this policy, revenue on direct product sales (excluding sales to distributors) is recognized upon shipment of products to our customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under our warranty policy. Generally, title and risk of loss transfer to the customer when the product leaves our dock. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. For products in which software is more than an incidental component, we recognize revenue in accordance with current authoritative guidance for software revenue recognition.

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

We have various licensing agreements relating to our Variable Rate Randomizer (VR2® ) technology with third parties. The licensees pay us a royalty fee for sales of their products that incorporate our VR2®  technology. The licensees provide us with periodic reports that include the quantity of units, subject to royalty, sold to their end users. We record the royalty when reported to us by the licensee, generally in the period during which the licensee ships the products containing VR2®  technology.

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

A 10.0% change in our share-based compensation for the year ended June 30, 2010 would have affected our net loss by $170,000.

Inventory Valuation

We record inventories at the lower of cost or market. We assess the value of our inventories periodically based upon numerous factors including, among others, expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, we adjust our inventory for obsolete or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the estimated market value. If actual market conditions are less favorable than we project, we may need to record additional inventory adjustments and adverse purchase commitments.

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

During the fourth quarter of fiscal 2008, we recorded a $7.4 million impairment related to our property and equipment. See “Fiscal 2009 Compared with Fiscal 2008—Impairment of Long-Lived Assets” under the heading “Results of Operations” below. The estimated fair value of these assets was determined using the income approach, which is based on a discounted cash flow analysis, as well as consideration of the estimated value that could be realized upon sale. The assumptions used by us included estimates of (i) projected cash flows for a period approximating the remaining estimated useful life of the asset group, (ii) a discount rate commensurate with the implied risk in an investment in us and the risk of the underlying cash flows, and (iii) enterprise value.

Warranty Obligations

We provide for estimated future costs of warranty obligations in accordance with current accounting rules. For return-to-factory and on-site warranties, we accrue for warranty costs at the time revenue is recognized based on contractual rights and on the historical rate of claims and costs to provide warranty services. If we experience an increase in warranty claims above historical experience or our costs to provide warranty services increase, we may be required to increase our warranty accrual. Any such unforeseen increases may have an adverse impact on our gross margins in the periods in which they occur. Similarly, if we experience a decrease in warranty claims or our costs to provide services decline, we may be required to decrease our warranty accrual, which may have a favorable impact on our gross margins in the periods in which they occur.

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue:

	Fiscal Year
	2010	2009	2008
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	72.5	72.4	78.0

Gross profit	27.5	27.6	22.0
Operating expenses:
Sales and marketing	23.2	24.9	24.8
Research and development	7.5	8.8	7.3
General and administrative	15.3	9.8	7.9
Impairment of long-lived assets	—	—	5.8

	46.0	43.5	45.8

Loss from operations	(18.5)	(15.9)	(23.8)
Other expense, net	(0.5)	(1.1)	(0.9)

Loss before income taxes	(19.0)	(17.0)	(24.7)
(Benefit from) provision for income taxes	(2.4)	—	0.4

Net loss	(16.6)%	(17.0)%	(25.1)%

A summary of the sales mix by product follows:

	Fiscal Year
	2010	2009	2008
Tape-based products:
NEO SERIES®	43.5%	42.1%	53.5%
ARCvault® family	3.1	8.0	9.6

	46.6	50.1	63.1
Disk-based products:
REO SERIES®	3.1	5.6	7.1
ULTAMUS®	0.7	2.0	2.3
Snap Server®	10.8	8.8	—

	14.6	16.4	9.4
Service	30.4	22.9	16.2
Spare parts and other	8.0	10.0	10.7
VR2 ®	0.4	0.6	0.6

	100.0%	100.0%	100.0%

Fiscal 2010 Compared with Fiscal 2009

Net Revenue. Net revenue decreased to $77.7 million during fiscal 2010 from $105.6 million during fiscal 2009, a decrease of $27.9 million, or 26.4%. The decline was primarily the result of anticipated lower OEM revenue, specifically from HP, reflecting the previously announced transition by HP to an alternate supplier. In our branded channel, the decrease in net revenue was attributable to decreased volumes across all channels.

Product Revenue

Net product revenue decreased to $53.6 million during fiscal 2010 from $80.7 million during fiscal 2009, a decrease of $27.1 million, or 33.6%.

Net product revenue from OEM customers decreased to $14.9 million during fiscal 2010 from $28.7 million during fiscal 2009. The decrease of $13.8 million, or 48.1%, was primarily associated with declining sales to HP. Net revenue from HP represented 22.5% of total net revenue during fiscal 2010, compared with 29.7% during fiscal 2009.

Net product revenue from Overland branded products, excluding service revenue, decreased to $38.7 million during fiscal 2010 from $52.0 million during fiscal 2009. The decrease of $13.3 million, or 25.6%, was primarily associated with decreases of $6.0 million from ARCvault® products, $3.6 million from REO® products, $1.6 million from Ultamus® products and $1.0 million from Snap Sever® products. These decreases were partially offset by an increase of $0.4 million from NEO® products, which we began selling the NEO® S product in the second quarter of fiscal 2010. We believe that the overall decrease in sales of Overland branded products is primarily a result of (i) the uncertainty in the world economy, (ii) a general decrease in IT spending worldwide, and (iii) a reluctance to purchase our products due to uncertainty regarding our financial condition.

Service Revenue

Net service revenue was relatively constant at $23.6 million during fiscal 2010 compared to $24.1 million during fiscal 2009.

Royalty Fees

Net royalty fees decreased to $0.5 million during fiscal 2010 from $0.8 million during fiscal 2009. The decrease of $0.3 million, or 37.5%, is primarily associated with lower VR2®  technology royalties. VR2® technology royalties during fiscal 2010 totaled $0.3 million compared with $0.7 million during fiscal 2009.

Gross Profit. Overall gross profit decreased to $21.4 million during fiscal 2010 from $29.2 million during fiscal 2009, a decrease of $7.8 million, or 26.7%. Gross margin remained relatively constant at 27.5% during fiscal 2010 compared to 27.6% during fiscal 2009.

Product Revenue

Gross profit on product revenue during fiscal 2010 was $8.3 million compared to $15.4 million during fiscal 2009. The decrease of $7.1 million, or 46.1%, was primarily due to the 33.6% decrease in net product revenue. Gross margin on product revenue at 15.5% for fiscal 2010 declined from 19.1% for fiscal 2009 primarily as a result of increased freight costs and warranty repair costs, as well as duplicative costs associated with our transition to an outsourced manufacturer. We expect these duplicative costs to continue until our transition to the outsourced manufacturer is complete.

Service Revenue

Gross profit on service revenue during fiscal 2010 was relatively constant at $12.6 million compared to $13.0 million in fiscal 2009. Gross margin on service revenue remained relatively constant at 53.4% during fiscal 2010 compared to 53.9% during fiscal 2009.

Share-Based Compensation. During fiscal 2010, we had share-based compensation expense of $1.7 million compared with $0.3 million in fiscal 2009. The increase of approximately $1.4 million is primarily due to a one time grant of stock options to acquire, in the aggregate, 1.8 million shares of our common stock in February 2010 to executive officers as a retention tool.

Share-based compensation was allocated as follows (in thousands):

	Fiscal Year
	2010	2009	Change
Cost of product sales	$226	$26	$200
Sales and marketing	341	72	269
Research and development	242	39	203
General and administrative	901	117	784

	$1,710	$254	$1,456

Fiscal 2010 Cost Reductions and Restructuring of Workforce. During fiscal 2010, we implemented two reductions in force as part of our cost-cutting initiatives.

The following table summarizes the activity associated with the fiscal 2010 restructurings (severance costs in thousands):

	% of Workforce	Number of Employees	Severance Costs
October 2009 (1)	6.4%	15	$422
April 2010 (1)	18.8	42	220

		57	$642

(1)	Severance costs, including our payments of COBRA premiums, are included in cost of goods sold, sales and marketing expense, research and development expense and general and administrative expense.

The following table summarizes the activity and balances of accrued restructuring charges during fiscal 2009 and 2010 (in thousands):

	Employee Related	Facilities	Total
Balance at June 30, 2008	$—	$—	$—
Accrued restructuring charges	1,098	55	1,153
Cash payments	(1,016)	(5)	(1,021)

Balance at June 30, 2009	82	50	132
Accrued restructuring charges	642	—	642
Cash payments	(633)	(42)	(675)

Balance at June 30, 2010	$91	$8	$99

Sales and Marketing Expense. Sales and marketing expense in fiscal 2010 decreased to $18.0 million from $26.3 million during fiscal 2009. The decrease of $8.3 million, or 31.6%, was primarily a result of a decrease of $5.5 million in employee and related expenses including (i) a $0.8 million reduction in commissions as a result of reduced sales, (ii) a $0.6 million reduction in travel expenses due to cost control efforts and a reduction in the number of trade shows and partner conferences attended or hosted, (iii) the effects of a decrease in the average headcount by 32 employees, primarily due to the reductions in workforce in the first three quarters of fiscal 2009 and (iv) the effects of a company-wide temporary 10.0% salary reduction implemented in January 2009, which was partially reinstated in fiscal 2010. In addition, the following factors further contributed to the decrease in sales and marketing expenses: (i) a decrease of $1.6 million in public relations and advertising expense, including contractor fees, due to restructuring and reductions in marketing programs and bringing previously outsourced projects in house, (ii) a decrease of $0.5 million in distributor support and incentives, (iii) a decrease of $0.4 million in severance costs associated with the fiscal 2009 restructurings and (iv) a decrease of $0.4 million in demo and promotion costs. These decreases were slightly offset by a $0.3 million increase in share-based compensation expense primarily associated with company wide options granted in July 2009 and options granted to an executive officer in February 2010.

Research and Development Expense. Research and development expense in fiscal 2010 decreased to $5.8 million from $9.3 million during fiscal 2009. The decrease of $3.5 million, or 37.6%, is primarily a result of (i) a decrease of $2.6 million in employee and related expenses, including travel costs, associated with a decrease in average headcount by 13 employees and the effects of a company-wide temporary 10.0% salary reduction implemented in January 2009, which was partially reinstated in fiscal 2010, (ii) a decrease of $0.5 million for contractors expense, (iii) a decrease of $0.3 million in development expense due to the completion of scheduled research and development projects and (iv) a decrease of $0.2 million in severance costs associated with fiscal 2009 restructurings. These decreases were offset by a $0.2 million increase in share-based compensation expense primarily associated with company wide options granted in July 2009 and options granted to an executive officer in March 2010.

General and Administrative Expense. General and administrative expense in fiscal 2010 increased to $11.9 million from $10.4 million during fiscal 2009. The increase of $1.5 million, or 14.4%, is primarily a result of (i) an increase of $0.8 million in share-based compensation expense primarily associated with company wide options granted in July 2009 and options granted to executive officers in February 2010, (ii) an increase of $0.3 million in severance cost associated with the termination of an executive officer and (iii) an increase of $0.2 million in legal fees associated with the Crossroads settlement in May 2010.

Interest Expense. We incurred interest expense of $1.5 million and $0.6 million during fiscal 2010 and 2009, respectively. In fiscal 2009, we entered into two non-OEM accounts receivable financing agreements and converted $2.3 million in accounts payable to a note payable. Under the non-OEM accounts receivable financing agreements we recorded interest expense of $1.3 million, including $0.1 million in amortization of debt issuance costs, compared to $0.4 million in fiscal 2009. Interest expense associated with our notes payable to Anacomp and Adaptec totaled $0.2 million during fiscal 2010 compared to $0.1 million during fiscal 2009.

Other Income (expense), net. During fiscal 2010, we incurred other income (expense), net, of $1.0 million of income compared with $0.8 million of expense during fiscal 2009. The increase of $1.8 million, or 225.0%, was primarily the result of the liquidation of our ARS resulting in a recognized gain of $0.5 million during fiscal 2010, compared to a $1.6 million other than temporary impairment loss during fiscal 2009. This increase was partially offset by a decrease of approximately $0.4 million in realized currency exchange gains due to foreign currency fluctuations.

(Benefit from) provision for Income Taxes. During fiscal 2010, we recognized benefit from income taxes of $1.8 million compared to recording a provision for income taxes of $30,000 during fiscal 2009. The net benefit in fiscal 2010 primarily related to our net operating loss carry back recognized pursuant to amended Internal Revenue Code Section 172(b)(1)(H). In fiscal 2009, we recorded nominal income tax expense.

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

Net product revenue from Overland branded products, excluding service revenue, decreased to $52.0 million during fiscal 2009 from $59.6 million during fiscal 2008. The decrease of $7.6 million, or 12.8%, was primarily associated with decreases of $9.5 million from NEO products, $3.8 million from ARCvault® products and $3.2 million from REO® products. These decreases were partially offset by $9.3 million of sales of Snap Server® products, which we began selling in the first quarter of fiscal 2009. We believe the overall decrease in sales of Overland branded products is primarily a result of (i) the uncertainty in the world economy, (ii) a general decrease in IT spending worldwide, and (iii) a reluctance to purchase our products due to uncertainty regarding our financial condition.

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

Royalty Fees

Net royalty fees decreased to $0.8 million during fiscal 2009 from $1.1 million during fiscal 2008. The decrease of $0.3 million, or 27.3%, is primarily associated with lower VR2®  technology royalties and HP software royalties. VR2® technology royalties during fiscal 2009 totaled $0.7 million compared with $0.8 million during fiscal 2008. HP software royalties were $26,000 and $0.2 million during fiscal 2009 and 2008, respectively.

Gross Profit. Overall gross profit increased to $29.2 million during fiscal 2009 from $28.1 million during fiscal 2008, an increase of $1.1 million, or 3.9%. Gross margin increased to 27.6% during fiscal 2009 from 22.0% during fiscal 2008.

Product Revenue

Gross profit on product revenue during fiscal 2009 was $15.4 million compared to $17.7 million during fiscal 2008. The decrease of $2.3 million, or 13.0%, was primarily due to the 23.9% decrease in product revenue. Gross margin on product revenue at 19.1% for fiscal 2009 increased from 16.7% for fiscal 2008 primarily due to Snap Server® product revenues, which began in fiscal 2009 and carry higher margins than most of our other products.

Service Revenue

Gross profit on service revenue during fiscal 2009 was $13.0 million compared to $9.2 million during fiscal 2008. The increase of $3.8 million, or 41.3%, was primarily associated with an increase in warranty contracts recognized in fiscal 2009 compared with fiscal 2008. Gross margin on service revenue at 53.9% for fiscal 2009 increased from 44.7% for fiscal 2008 primarily due to new service offerings and the addition of the Snap Server® product line, which have more favorable margins.

Share-Based Compensation. During fiscal 2009, we had share-based compensation expense of $0.3 million compared with $1.0 million in fiscal 2008. The decrease of approximately $0.7 million is primarily due to a one time grant of stock options to acquire, in the aggregate, 1.5 million shares of our common stock in August 2007 to executive officers and key employees as a retention tool. The share-based compensation expense associated with the August 2007 option grants was recognized primarily in fiscal 2008. These options vested monthly for one year and resulted in increased share-based compensation expense through the first quarter of fiscal 2009. Compensation expense associated with option and restricted stock awards with graded vesting is recognized on an accelerated basis.

Share-based compensation was allocated as follows (in thousands):

	Fiscal Year
	2009	2008	Change
Cost of product sales	$26	$134	$(108)
Sales and marketing	72	353	(281)
Research and development	39	148	(109)
General and administrative	117	413	(296)

	$254	$1,048	$(794)

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

The following table summarizes the activity associated with the fiscal 2009 restructurings (severance costs in thousands):

	% of Workforce	Number of Employees	Severance Costs
August 2008 (1)	13.0%	53	$352
December 2008 (2)	3.4	11	52
January 2009 (1)(4)	17.0	53	451
March 2009 (3)	11.1	29	243

		146	$1,098

(1)	Severance costs, including our payments of COBRA premiums, are included in sales and marketing expense, research and development expense and general and administrative expense.

(2)	Severance costs, including our payments of COBRA premiums, are included in sales and marketing expense and research and development expense.

(3)	Severance costs, including our payments of COBRA premiums, are included in cost of goods sold, sales and marketing expense, research and development expense and general and administrative expense.

(4)	We implemented a temporary 10.0% salary reduction following the January 2009 restructuring, which was partially reinstated in fiscal 2010. No amounts are reflected in these tables for such salary reduction.

The following table summarizes the activity and balances of accrued restructuring charges during fiscal 2008 and 2009 (in thousands):

	Employee Related	Facilities	Total
Balance at June 30, 2007	$53	$24	$77
Cash payments	(53)	(24)	(77)

Balance at June 30, 2008	—	—	—
Accrued restructuring charges	1,098	55	1,153
Cash payments	(1,016)	(5)	(1,021)

Balance at June 30, 2009	$82	$50	$132

Sales and Marketing Expense. Sales and marketing expense in fiscal 2009 decreased to $26.3 million from $31.6 million during fiscal 2008. The decrease of $5.3 million, or 16.8%, is primarily due to a decrease of $3.0 million in employee and related expenses including (i) a $1.0 million reduction in commissions as a result of reduced sales, (ii) a $0.9 million reduction in travel expenses due to cost control efforts and a reduction in the number of trade shows and partner conferences attended or hosted, and (iii) the effects of a company-wide temporary 10.0% salary reduction implemented in January 2009. Other cost reductions included a $1.1 million reduction in public relations and advertising expense due to the reduction in trade shows and partner conferences attended or hosted, and a $0.5 million reduction in outside contractor expenses due to cost control efforts. These decreases were slightly offset by a $0.4 million increase in severance associated with the fiscal 2009 restructurings.

Research and Development Expense. Research and development expense in fiscal 2009 remained flat at $9.3 million compared to fiscal 2008. During fiscal 2009 there was a decrease of $1.6 million in material-intensive product development expenses due to the completion of scheduled research and development projects. This decrease was offset by (i) a $0.9 million increase in employee and related expenses related to our acquisition of the Snap Server® product line in June 2008, which increased average headcount by eight employees, and (ii) an increase of $0.5 million in outside contractor expenses for tape library development.

General and Administrative Expense. General and administrative expense in fiscal 2009 increased to $10.4 million from $10.1 million during fiscal 2008. The increase of $0.3 million, or 3.0%, is primarily due to (i) an increase of $0.7 million in legal fees, for financing and strategic alternatives, (ii) an increase of $0.6 million in amortization of intangibles associated with the acquisition of the Snap Server® product line in June 2008, and (iii) an increase of $0.3 million in outside contractor expenses, principally for financial and accounting services. These increases were offset by (i) a decrease of $0.9 million in depreciation expense due to lower carrying values of fixed assets, and (ii) a $0.5 million decrease in employee and related expenses related to our fiscal 2009 restructurings.

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

Other Expense, net. During fiscal 2009, we incurred other expense, net, of $0.8 million compared with $2.0 million during fiscal 2008. The decrease of $1.2 million in other expense, net, is primarily associated with $0.9 million in realized currency exchange gains in fiscal 2009, compared with $61,000 of realized currency exchange losses in fiscal 2008. Losses on investments related to impairment charges were $1.6 million in fiscal 2009 and $1.9 million in fiscal 2008.

Provision for Income Taxes. We recorded nominal income tax expense during fiscal 2009 compared with $0.4 million during fiscal 2008. The decrease is primarily due to the expiration of statutes of limitations on certain tax positions and the favorable settlement of tax issues with the tax authorities.

Liquidity and Capital Resources

At June 30, 2010, we had a cash balance of $8.9 million, compared to $5.5 million at June 30, 2009. In fiscal 2010, we incurred a net loss of $13.0 million. During the third quarter of fiscal 2010, we sold an aggregate of 794,659 shares of Series A Convertible Preferred Stock and warrants to purchase up to 6,373,266 shares of common stock in a private placement for a total issuance price of $11.9 million (net proceeds of approximately $10.9 million). During the second quarter of fiscal 2010, we sold 2.1 million shares of our common stock in a public offering at $2.10 per share for gross proceeds of $4.3 million (net proceeds of approximately $3.7 million) and we received $2.0 million from the liquidation of our ARS. Historically, our primary source of liquidity has been cash generated from operations. We currently have financing agreements in place with a borrowing base that is determined by the amount of qualifying non-OEM accounts receivables sales during a period. Our practice has been to borrow the full amount of non-OEM accounts receivable sales we transact. We have no unused source of liquidity at this time and cash management and preservation continues to be a top priority. We expect to incur negative cash flows during the remainder of calendar 2010 as we continue to reshape our business model and further improve operational efficiencies.

As of June 30, 2010, we had working capital of $2.4 million, reflecting a $0.6 million increase in current assets compared to June 30, 2009, and a $4.5 million decrease in current liabilities during fiscal 2010. The increase in current assets is primarily attributable our private placement of shares of Series A Convertible Preferred Stock in February 2010, offset by cash used in operating activities and reduced sales, resulting in lower inventory balances. The decrease in current liabilities is primarily attributable to a $1.9 million reduction in debt related to payments made on our outstanding notes payable to Anacomp and Adaptec, a $1.7 million reduction in the product warranty liability and $0.9 million reduction in accrued liabilities. Current liabilities associated with our non-OEM accounts receivable financing arrangements, including accrued interest, were $4.5 million and $4.2 million as of June 30, 2010 and 2009, respectively.

We rely on our two financing arrangements to support our working capital needs. In November 2008, we entered into the Marquette Commercial Finance (MCF) Financing Agreement which provides up to $9.0 million (gross) of financing against domestic non-OEM accounts receivable. In March 2009, we entered into the Faunus Group International (FGI) Financing Agreement which provides up to $5.0 million (gross) of financing against foreign non-OEM accounts receivable.

Under the MCF Financing Agreement, we are not obligated to offer any accounts (invoices) in any month, and MCF has the right to decline to purchase any offered accounts (invoices). To date, individual invoices declined by MCF were considered immaterial to our accounts receivable balance, financial position and cash flows. A significant increase in rebates claimed as a percentage of our gross collections could lead to our failure to satisfy the dilution covenant. In August and October 2009, due to rebates claimed, the permissible dilution covenant was exceeded. MCF waived this deviation from the covenant. In January 2010, MCF revised the dilution covenant to be based on a rolling 90 day calculation, excluding one time charges. As of June 30, 2010, we were in compliance with the dilution covenant in the MCF Financing Agreement as revised. Management continues to monitor our compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. Based upon our current operating assumptions, we expect to remain in compliance with the permissible dilution covenant throughout fiscal 2011.

FGI may terminate the FGI Financing Agreement upon default by us, and may also terminate the agreement for convenience upon 30 days advance notice. We may terminate the agreement at any time by paying a $100,000 termination fee. The termination fee is not payable upon a termination by FGI or upon non-renewal. We were in compliance with the terms of the FGI Financing Agreement at June 30, 2010. Based upon our current operating assumptions, we expect to remain in compliance with the terms of the FGI Financing Agreement throughout fiscal 2011.

Management has projected that cash on hand, including cash received from our private placement of shares of Series A Convertible Preferred Stock in February 2010, and funding available under our non-OEM accounts receivable financing agreements will be sufficient to allow it to continue operations at current levels through the end of calendar 2010. Significant changes from our current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on our ability to access the level of funding necessary to continue operations at current levels. If any of these events occur management may be forced to make further reductions in spending, may be forced to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

Debt consists of the following as of June 30, 2010 (in thousands):

	Principal	Accrued Interest	Total
Current:
Obligation under MCF Financing Agreement	$2,580	$32	$2,612
Obligation under FGI Financing Agreement	1,848	—	1,848
Note payable to Anacomp, including accrued interest	693	18	711

	$5,121	$50	$5,171

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

During fiscal 2010, we used cash in operating activities of $10.5 million, compared with $7.1 million in fiscal 2009 and $5.2 million in fiscal 2008. The use of cash during fiscal 2010 was primarily a result of our net loss of $13.0 million. In addition there was a $2.6 million reduction in inventory reflecting management’s overall focus on increasing inventory turns and continued cost cutting initiatives. The change from fiscal 2008 to 2009 of $1.9 million was primarily attributable to the $1.9 million decrease in accrued payroll and employee compensation as a result of our fiscal 2009 restructurings. All accrued and unpaid vacation was paid out upon termination. In addition, during fiscal 2009 we decreased the accrual rate and implemented a company-wide temporary 10.0% salary reduction, which further reduced the accrual.

Cash provided by investing activities was $1.7 million in fiscal 2010, compared with $0.3 million in fiscal 2009 and cash used in investing activities of $4.0 million in fiscal 2008. During fiscal 2010, we liquidated our ARS for $2.0 million. During fiscal 2008 through the first quarter of fiscal 2009, we liquidated our short-term investments to support operations. During fiscal 2008, we used cash of $2.5 million to acquire Snap Server and made net purchases of short-term investments of $0.9 million. During fiscal 2010, 2009 and 2008, capital expenditures totaled $0.3 million, $0.9 million and $0.6 million, respectively. During fiscal 2010, capital expenditures were primarily associated with computers, software and machinery and equipment to support new product introductions. During fiscal 2009, capital expenditures were primarily associated with the purchase of tooling for new products, computer equipment and software. During fiscal 2008, capital expenditures were primarily associated with tooling to support new product development.

During fiscal 2010, cash provided by financing activities was $12.2 million, compared with $3.9 million and $26,000 during fiscal 2009 and 2008, respectively. In February 2010, we sold an aggregate of 794,659 shares of Series A Convertible Preferred Stock and warrants to purchase up to 6,373,266 shares of common stock in a private placement for a total issuance price of $11.9 million (net proceeds of approximately $10.9 million). In November 2009, we completed the sale of 2.1 million shares of our common stock through a public offering of common stock at $2.10 per share resulting in gross proceeds of $4.3 million (net proceeds of approximately $3.7 million). We continued to make scheduled payments under the Anacomp and Adaptec notes, which totaled $1.6 million and $1.1 million during fiscal 2010, respectively. During the fourth quarter of fiscal 2010, the Adaptec note was paid in full and in the first quarter of fiscal 2011, the Anacomp note was paid in full. During fiscal 2010, $0.3 million of cash generated by financing activities related to net funding activity from accounts receivable pledged to MCF and FGI compared to $4.1 million of cash generated in fiscal 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties that are not fully recorded in our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements.

Contractual Obligations

The following schedule summarizes our contractual obligations to make future payments at June 30, 2010 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations (1)	$12,990	$2,720	$5,415	$3,003	$1,852
Debt (2)	5,171	5,171	—	—	—
Purchase obligations (3)	6,298	6,296	2	—	—

Total contractual obligations (4)	$24,459	$14,187	$5,417	$3,003	$1,852

(1)	Represents contractual lease obligations under non-cancellable operating leases on our San Diego, California; San Jose, California; Wokingham, England and Paris, France facilities. On July 1, 2010, we modified our San Diego headquarters lease and reduced the facility by one building, or 67,285 square feet, which proportionally reduced our monthly base rent and share of facility expenses. The table above reflects the amended lease payments.

(2)	Represents non-OEM accounts receivable financing agreements with MCF and FGI, and notes payable to Anacomp, including accrued interest. Accrued interest as of June 30, 2010 totaled approximately $50,000.

(3)	Represents purchase orders for inventory and non-inventory items entered into prior to June 30, 2010, with purchase dates extending beyond July 1, 2010. Some of these purchase obligations may be cancelled.

(4)

Liabilities associated with uncertain tax provisions, currently estimated at $0.1 million (including interest), are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statues of limitation for assessment of additional taxes.

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

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations during fiscal 2010, 2009 and 2008 resulted in gains of $0.5 million and $0.9 million for fiscal 2010 and 2009, respectively and in a loss of $0.1 million for fiscal 2008.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this item will be contained in our proxy statement to be filed for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be contained in our proxy statement to be filed for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our proxy statement to be filed for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our proxy statement to be filed for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained in our proxy statement to be filed for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. The following consolidated financial statements of Overland Storage, Inc. and reports of independent registered public accounting firms are included in a separate section of this report at the page numbers so indicated:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheet as of June 30, 2010 and 2009

Consolidated Statement of Operations for the Years Ended June 30, 2010, 2009 and 2008

Consolidated Statement of Shareholders’ Equity (Deficit) and Comprehensive (Loss) Income for Years Ended June 30, 2010, 2009 and 2008

Consolidated Statement of Cash Flows for the Years Ended June 30, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

2.1	Asset Purchase Agreement dated June 27, 2008 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed July 3, 2008). ++

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.2	Certificate of Amendment of Articles of Incorporation dated November 15, 2005 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2006).

3.3	Certificate of Amendment of Articles of Incorporation dated December 12, 2008 (incorporated by reference to the Company’s Form 10-Q filed February 11, 2009).

3.4	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation dated December 8, 2009 (incorporated by reference to the Company’s Form 8-K filed December 8, 2009).

3.5	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock dated February 19, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

3.6	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation dated April 28, 2010 (incorporated by reference to the Company’s Form 8-K filed April 29, 2010).

3.7	Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock dated April 29, 2010 (incorporated by reference to the Company’s Form 8-K filed May 5, 2010).

3.8	Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

3.9	Certificate of Amendment of Bylaws (incorporated by reference to the Company’s Form 8-K filed April 30, 2007).

4.1	Specimen stock certificate (incorporated by reference to the Company’s Form 10-Q filed February 10, 2010).

4.2	Form of Common Stock Purchase Warrant dated February 18, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

4.3	Form of Registration Rights Agreement dated February 22, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

4.4	Shareholder Rights Agreement dated August 22, 2005 between Overland and Wells Fargo Bank, N.A., as Transfer Agent (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

4.5	Common Stock Purchase Warrant between Overland and Roth Capital Partners, LLC dated November 4, 2009 (incorporated by reference to the Company’s Form 10-Q dated February 10, 2010).

10.1	San Diego Headquarters Facility Lease dated October 12, 2000 between Overland and LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-Q filed February 14, 2001).

10.2	First Amendment to Lease dated January 18, 2001 between Overland and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.3	Second Amendment to Lease dated March 8, 2001 between Overland and LBA Overland, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.4	Third Amendment to Lease dated June 30, 2010 between Overland and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC).

10.5	Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004). +

10.6	Addendum to Product Purchase Agreement No. 1585-042103 effective July 30, 2006 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-K filed September 15, 2006).

10.7	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated December 15, 2007 (incorporated by reference to the Company’s Form 10-Q filed May 1, 2008). +

10.8	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated October 29, 2008 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.9	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated April 6, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.10	Account Transfer and Purchase Agreement dated November 26, 2008 between Overland and Marquette Commercial Finance, a division of Marquette Business Credit, Inc. (incorporated by reference to the Company’s Form 8-K filed December 3, 2008).

10.11	Sale of Accounts and Security Agreement by and between Overland and Faunus Group International, Inc. dated March 18, 2009 (incorporated by reference to the Company’s Form 8-K filed March 27, 2009).

10.12	Multi-Party Agreement by and between Overland, Marquette Commercial Finance a division of Marquette Business Credit, Inc. and Faunus Group International, Inc. dated March 18, 2009 (incorporated by reference to the Company’s Form 10-Q filed May 13, 2009).

10.13	Secured Promissory Note by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.14	Amended and Restated Secured Promissory Note by and between Overland and Anacomp, Inc. dated as of April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed November 12, 2009).

10.15	Security Agreement by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.16	Intellectual Property Security Agreement by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.17	Promissory Note dated June 27, 2008 issued by Overland to Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed May 22, 2009).

10.18	Amendment No. 1 to Promissory Note entered into as of May 20, 2009 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed May 22, 2009).

10.19	Security Agreement dated June 27, 2008 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.20	Amended and Restated Security Agreement dated November 28, 2008 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.21*	Form of Indemnification Agreement entered into between Overland and each of its directors and officers (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.22*	Amended and Restated Retention Agreement dated September 27, 2007 between Overland and Vernon A. LoForti (incorporated by reference to the Company’s Form 8-K filed October 1, 2007).

10.23*	Retention Agreement between Overland and Eric Kelly dated June 24, 2009 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2010).

10.24*	Retention Agreement between Overland and Jillian Mansolf dated July 13, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.25*	Employment letter between Overland and Jillian Mansolf dated June 23, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.26*	Employment letter between Overland and Christopher Gopal dated August 20, 2009 (incorporated by reference to the Company’s Form 10-Q filed November 12, 2009).

10.27*	Amended and Restated Employment Agreement dated September 27, 2007 with Vernon A. LoForti (incorporated by reference to the Company’s Form 8-K filed October 1, 2007).

10.28*	Employment Agreement dated June 24, 2009 with Eric Kelly (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.29*	Employment and Severance Agreement between Overland and Kurt L. Kalbfleisch dated September 29, 2009 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2010).

10.30*	Severance Agreement and Release between Overland and Vernon A. LoForti dated September 28, 2009 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2010).

10.31*	Second Amendment to 1995 Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.32*	First Amendment to 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.33*	Form of Stock Option Agreement for options granted under the 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.34*	2000 Stock Option Plan, as amended and restated (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.35*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan (incorporated by reference to the Company’s Form 10-Q filed May 15, 2001).

10.36*	2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-75060) filed December 13, 2001).

10.37*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.38*	Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 8-K filed November 16, 2007).

10.39*	Amendment to 2003 Equity Incentive Plan effective as of January 27, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.40*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.41*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.42*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.43*	Form of Restricted Stock Agreement for restricted stock granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10K filed September 15, 2005).

10.44*	Form of Stock Option Agreement for Inducement Options granted to executive officers (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.45*	2006 Employee Stock Purchase Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-139064) filed December 1, 2006).

10.46*	Form of Stock Option Cancellation Agreement dated September 27, 2007 between Overland and Robert Degan, Robert Farkaly, W. Michael Gawarecki, Kurt L. Kalbfleisch, Vernon A. LoForti, Scott McClendon, Michael Norkus and Robert Scroop (incorporated by reference to the Company’s Form 10-Q filed February 1, 2008).

10.47*	2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.48*	Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to senior officers under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.49*	Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.50*	Form of Notice of Restricted Stock Award and Restricted Stock Agreement for restricted stock given to senior officers or outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.51*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for restricted stock units given to senior officers or outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.52	Form of Purchase Agreement dated February 18, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

10.53	Underwriting Agreement, dated October 30, 2009 between Overland and Roth Capital Partners, LLC. (incorporated by reference to the Company’s Form 8-K filed November 4, 2009).

10.54*	Executive Bonus Plan.

16.1	Letter of PricewaterhouseCoopers LLP dated October 14, 2009 (incorporated by reference to the Company’s Form 8-K filed October 16, 2009).

21.1	Subsidiaries of the Company.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Eric L. Kelly, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer.

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

++	Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of the omitted schedules and similar attachments will be provided supplementally to the SEC upon request.

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERLAND STORAGE, INC.

Dated: September 24, 2010	By:	/s/ ERIC L. KELLY
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

Signature	Title	Date

/s/ ERIC L. KELLY Eric L. Kelly	Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2010

/s/ KURT L. KALBFLEISCH Kurt L. Kalbfleisch	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 24, 2010

/s/ ROBERT A. DEGAN Robert A. Degan	Director	September 24, 2010

/s/ NORA DENZEL Nora Denzel	Director	September 24, 2010

/s/ SCOTT MCCLENDON Scott McClendon	Chairman of the Board	September 24, 2010

/s/ MICHAEL NORKUS Michael Norkus	Director	September 24, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Overland Storage, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheet of Overland Storage, Inc. (the “Company”) as of June 27, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overland Storage, Inc. as of June 27, 2010, and the results of their operations and their cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses and negative operating cash flows raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

San Diego, California

September 24, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Overland Storage, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overland Storage, Inc. and its subsidiaries at June 28, 2009, and the results of their operations and their cash flows for each of the two years in the period ended June 28, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

September 9, 2009, except for the last paragraph of Note 9, as to which the date is December 8, 2009

OVERLAND STORAGE, INC.

CONSOLIDATED BALANCE SHEET

(in thousands)

	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,852	$5,456
Accounts receivable, less allowance for doubtful accounts of $411 and $532 as of June 30, 2010 and 2009, respectively	7,062	6,949
Accounts receivable pledged as collateral	6,195	5,741
Inventories	9,941	12,492
Other current assets	6,551	7,410

Total current assets	38,601	38,048
Property and equipment, net	804	1,107
Intangible assets, net	3,492	4,591
Other assets	1,428	3,306

Total assets	$44,325	$47,052

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,789	$9,698
Accrued liabilities	17,192	18,185
Accrued payroll and employee compensation	1,848	1,787
Income taxes payable	120	179
Accrued warranty	2,098	3,798
Debt	5,171	7,025

Total current liabilities	36,218	40,672
Long-term debt	—	693
Other long-term liabilities	5,441	5,802

Total liabilities	41,659	47,167

Commitments and contingencies (Note 12)

Shareholders’ equity (deficit):
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of June 30, 2010 and June 30, 2009	—	—
Common stock, no par value, 45,100 shares authorized; 10,886 and 4,259 shares issued and outstanding, as of June 30, 2010 and 2009, respectively	85,709	69,178
Accumulated other comprehensive loss	(980)	(336)
Accumulated deficit	(82,063)	(68,957)

Total shareholders’ equity (deficit)	2,666	(115)

Total liabilities and shareholders’ equity (deficit)	$44,325	$47,052

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year
	2010	2009	2008
Net revenue:
Product revenue	$53,571	$80,655	$105,954
Service revenue	23,577	24,129	20,628
Royalty fees	514	837	1,118

	77,662	105,621	127,700
Cost of product revenue	45,282	65,281	88,219
Cost of service revenue	11,006	11,172	11,425

Gross profit	21,374	29,168	28,056
Operating expenses:
Sales and marketing	17,987	26,345	31,614
Research and development	5,825	9,284	9,349
General and administrative	11,920	10,383	10,117
Impairment of long-lived assets	—	—	7,434

	35,732	46,012	58,514

Loss from operations	(14,358)	(16,844)	(30,458)
Other income (expense):
Interest income	61	202	828
Interest expense	(1,530)	(570)	(5)
Other income (expense), net	1,036	(786)	(1,992)

Loss before income taxes	(14,791)	(17,998)	(31,627)
(Benefit from) provision for income taxes	(1,829)	30	398

Net loss	(12,962)	(18,028)	(32,025)
Deemed dividend on preferred stock	(144)	—	—

Net loss applicable to common shareholders	$(13,106)	$(18,028)	$(32,025)

Net loss per share:
Basic and diluted	$(2.04)	$(4.23)	$(7.53)

Shares used in computing net loss per share:
Basic and diluted	6,419	4,257	4,253

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE LOSS

(in thousands)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2007	—	$—	4,249	$67,841	$91	$(18,822)	$49,110
Adoption of FIN No. 48	—	—	—	—	—	(82)	(82)
Stock option and purchase plans	—	—	5	26	—	—	26
Share-based compensation expense	—	—	—	1,048	—	—	1,048
Comprehensive loss:
Net loss	—	—	—	—	—	(32,025)	(32,025)
Foreign currency translation	—	—	—	—	92	—	92
Unrealized gain on investments	—	—	—	—	14	—	14

Total comprehensive loss	—	—	—	—	—	—	(31,919)

Balance at June 30, 2008	—	—	4,254	68,915	197	(50,929)	18,183
Stock option and purchase plans	—	—	5	9	—	—	9
Share-based compensation expense	—	—	—	254	—	—	254
Comprehensive loss:
Net loss	—	—	—	—	—	(18,028)	(18,028)
Foreign currency translation	—	—	—	—	(725)	—	(725)
Unrealized gain on investments	—	—	—	—	192	—	192

Total comprehensive loss	—	—	—	—	—	—	(18,561)

Balance at June 30, 2009	—	—	4,259	69,178	(336)	(68,957)	(115)
Issuance of common stock	—	—	2,070	3,707	—	—	3,707
Issuance of Series A Convertible Preferred Stock	795	6,400	—	4,481	—	—	10,881
Deemed dividend on preferred stock	—	144	—	—	—	(144)	—
Conversion of Series A Convertible Preferred Stock	(795)	(6,544)	4,472	6,544	—	—	—
Stock option and purchase plans	—	—	85	89	—	—	89
Share-based compensation expense	—	—	—	1,710	—	—	1,710
Comprehensive loss:
Net loss	—	—	—	—	—	(12,962)	(12,962)
Foreign currency translation	—	—	—	—	(438)	—	(438)
Reclassification for gain on investments included in net loss	—	—	—	—	(206)	—	(206)

Total comprehensive loss	—	—	—	—	—	—	(13,606)

Balance at June 30, 2010	—	$—	10,886	$85,709	$(980)	$(82,063)	$2,666

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Fiscal Year
	2010	2009	2008
Operating activities:
Net loss	$(12,962)	$(18,028)	$(32,025)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of long-lived assets	—	—	7,434
Depreciation and amortization	1,671	1,671	4,821
Provision for losses on accounts receivable	121	233	127
Share-based compensation	1,710	254	1,048
Other-than-temporary impairment on investments	—	1,613	1,902
Gain on liquidation of auction rate securities	(495)	—	—
Realized loss (gain) on investments	—	79	(19)
Loss on disposal of property and equipment	18	214	3
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,544)	8,632	6,631
Accounts receivable pledged as collateral	856	(5,741)	—
Inventories	2,551	4,393	5,013
Accounts payable and accrued liabilities	(2,528)	991	824
Accrued interest expense on notes payable	(113)	163	—
Accrued payroll and employee compensation	153	(1,913)	520
Other assets and liabilities, net	50	370	(1,485)

Net cash used in operating activities	(10,512)	(7,069)	(5,206)
Investing activities:
Liquidation of auction rate securities	2,000	—	—
Purchases of short-term investments	—	—	(8,100)
Proceeds from maturities of short-term investments	—	—	4,670
Proceeds from sales of short-term investments	—	1,120	2,551
Capital expenditures	(326)	(856)	(603)
Proceeds from the sale of property and equipment	25	—	—
Cash payments to acquire Snap Server	—	—	(2,496)

Net cash provided by (used in) investing activities	1,699	264	(3,978)
Financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs	10,881	—	—
Proceeds from issuance of common stock, net of issuance costs	3,707	—	—
Proceeds from the exercise of stock options and the purchase of stock under the 2006 employee stock purchase plans	89	9	26
Proceeds from accounts receivable pledged as collateral, net	308	4,119	—
Repayment of principal on long-term debt	(2,743)	(212)	—

Net cash provided by financing activities	12,242	3,916	26
Effect of exchange rate changes on cash	(33)	(92)	92

Net increase (decrease) in cash and cash equivalents	3,396	(2,981)	(9,066)
Cash and cash equivalents, beginning of year	5,456	8,437	17,503

Cash and cash equivalents, end of year	$8,852	$5,456	$8,437

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$288	$276	$485

Cash paid for interest	$1,638	$408	$5

Non-cash investing activities:
Reclass auction rate securities to other assets	$—	$—	$3,118

Non-cash financing activities:
Issuance of note payable to acquire Snap Server	$—	$—	$1,432

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Overland Storage, Inc. (Overland or the Company) was incorporated on September 8, 1980, under the laws of the State of California. For more than 29 years, Overland has delivered data protection solutions designed for backup and recovery to ensure business continuity. Historically, the Company has focused on delivering a portfolio of tape automation solutions including loader and library systems designed for small and medium-sized business computing environments.

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. For ease of presentation, the Company’s fiscal years are considered to end on June 30. For example, references to fiscal 2010, 2009 and 2008 refer to the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively. Fiscal 2010, 2009 and 2008 each contained 52 weeks.

The Company has incurred losses for its last five fiscal years and negative cash flows from operating activities for its last four fiscal years. As of June 30, 2010, the Company had an accumulated deficit of $82.1 million. During fiscal 2010, the Company incurred a net loss of $13.0 million. Through calendar 2010, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies. The Company has no unused sources of liquidity at this time.

The Company’s balance of cash increased by $3.4 million to $8.9 million compared with the balance at June 30, 2009. In February 2010, the Company sold an aggregate of 794,659 shares of Series A Convertible Preferred Stock and warrants to purchase up to 6,373,266 shares of common stock in a private placement for a total issuance price of $11.9 million (net proceeds of approximately $10.9 million). In November 2009, the Company sold 2.1 million shares of its common stock through a public offering of common stock at $2.10 per share resulting in gross proceeds of $4.3 million (net proceeds of $3.7 million). In addition, the Company liquidated all of its auction rate securities for $2.0 million in December 2009.

In March 2009, the Company entered into a foreign non-original equipment manufacturer (non-OEM) accounts receivable financing agreement with Faunus Group International (FGI). In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement with Marquette Commercial Finance.

Management has projected that cash on hand, including cash received from the Company’s private placement of shares of Series A Convertible Preferred Stock in February 2010, and funding available under the Company’s non-OEM accounts receivable financing agreements will be sufficient to allow it to continue operations at current levels through the end of calendar 2010. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on the Company’s non-OEM account receivable financing arrangements, could have a material adverse affect on the Company’s ability to access the level of funding necessary to continue operations at current levels. If any of these events occur management may be forced to make further reductions in spending, may be forced to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Revenue Recognition

Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred. Under this policy, revenue on direct product sales, excluding sales to distributors, is recognized upon shipment of products to customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under the Company’s warranty policy. Title and risk of loss transfer to the customer when the product leaves the Company’s dock. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because the Company is unable to estimate its exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. For products for which software is more than an incidental component, the Company recognizes revenue in accordance with current authoritative guidance for software revenue recognition.

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

The Company has various licensing agreements relating to its Variable Rate Randomizer (VR2® ) technology with third parties. The licensees pay a royalty fee for sales of their products that incorporate the VR2®  technology. The licensees provide the Company with periodic reports that include the number of units, subject to royalty, sold to their end users. The Company records the royalty when reported to it by the licensee, generally in the period during which the licensee ships the products containing VR2®  technology.

Warranty and Extended Warranty

The Company records a provision for estimated future warranty costs for both return-to-factory and on-site warranties. If future actual costs to repair were to differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.

Separately priced extended on-site warranties are offered for sale to customers on all product lines. The Company contracts with third-party service providers to provide service relating to all on-site warranties. Extended warranty revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement.

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2008	$5,928	$17,248
Settlements made during the period	(3,355)	(18,645)
Change in liability for warranties issued during the period	1,698	17,184
Change in liability for preexisting warranties	(473)	202

Liability at June 30, 2009	3,798	15,989
Settlements made during the period	(1,719)	(18,511)
Change in liability for warranties issued during the period	1,207	16,810
Change in liability for preexisting warranties	(1,188)	(14)

Liability at June 30, 2010	$2,098	$14,274

Shipping and Handling

Amounts billed to customers for shipping and handling are included in product sales and costs incurred related to shipping and handling are included in cost of revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.5 million for fiscal years 2010, 2009 and 2008.

Research and Development Costs

Research and development costs are expensed as incurred. Software development costs are expensed until technological feasibility has been established, at which time any additional costs are capitalized. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs were capitalized during fiscal 2010, 2009 or 2008.

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

Information about Products and Services

The following table summarizes net revenue by product (in thousands):

	Fiscal Year
	2010	2009	2008
Tape-based products:
NEO SERIES®	$33,810	$44,447	$68,197
ARCvault® family	2,446	8,483	12,296
Other	—	3	47

	36,256	52,933	80,540
Disk-based product:
REO SERIES®	2,434	5,861	9,053
ULTAMUS®	521	2,136	2,962
Snap Server®	8,382	9,340	—

	11,337	17,337	12,015
Service	23,577	24,129	20,628
Spare parts and other	6,176	10,561	13,718
VR2 ®	316	661	799

	$77,662	$105,621	$127,700

Information about Geographic Areas

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

The following table summarizes net revenue and long-lived assets by geographic area (in thousands):

	Net Revenue	Long-Lived Assets
Fiscal 2010
United States	$37,187	$684
United Kingdom	10,174	59
Rest of Europe	8,723	61
France	7,484	—
Singapore	4,110	—
Netherlands	3,224	—
Other foreign countries	6,760	—

	$77,662	$804

Fiscal 2009 (1)
United States	$50,481	$878
United Kingdom	18,034	143
Rest of Europe	11,014	86
France	7,582	—
Singapore	5,592	—
Netherlands	5,595	—
Other foreign countries	7,323	—

	$105,621	$1,107

Fiscal 2008 (1)
United States	$56,463	$1,041
United Kingdom	25,061	98
Rest of Europe	13,815	—
France	7,349	—
Singapore	9,523	—
Netherlands	6,483	—
Other foreign countries	9,006	—

	$127,700	$1,139

(1)	Fiscal 2009 and 2008 net revenue by geographic area have been reclassified to conform to fiscal 2010 presentation.

Cash and Cash Equivalents

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

Inventories

Inventories are stated at the lower of cost or market using the first-in-first-out method. The Company assesses the value of its inventories periodically based upon numerous factors including, among others, expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, the Company adjusts its inventory for obsolete or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the estimated market value.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with current accounting rules. The Company tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company’s consideration includes, but is not limited to, the following events or changes as potential indicators of non-recoverability:

•	Significant underperformance relative to historical or projected future operating results.

•	Significant changes in the manner of use of the assets or the strategy for the Company’s overall business.

•	Significant decrease in the market value of the assets.

•	Significant negative industry or economic trends.

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

Foreign Currency Translation

The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity (deficit). Gains or losses from foreign currency transactions are recognized currently in income. Such transactions resulted in gains of $0.5 million and $0.9 million for fiscal 2010 and 2009, respectively and in a loss of $0.1 million for fiscal 2008.

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

Accumulated Other Comprehensive (Loss) Income

Comprehensive (loss) income for the Company includes net loss and elements of other comprehensive (loss) income, including foreign currency translation adjustments and unrealized gains on available-for-sale securities, which are charged or credited to accumulated other comprehensive (loss) income within shareholders’ equity (deficit).

The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	Fiscal Year
	2010	2009	2008
Foreign currency translation adjustments	$(980)	$(542)	$183
Unrealized gain on investment (Note 4)	—	206	—
Unrealized gain on short-term investments	—	—	14

Total accumulated other comprehensive (loss) income	$(980)	$(336)	$197

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

	Fiscal Year
	2010	2009	2008
Single largest customer
Sales	22.5%	29.7%	35.2%
Accounts receivable	9.4	16.0	23.7
Second largest customer
Sales	n/a	11.0	10.8
Accounts receivable	n/a	5.8	23.8

Net Loss per Share

Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive common stock equivalents are comprised of options granted under the Company’s stock option plans, employee stock purchase plan (ESPP) share purchase rights, common stock purchase warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Fiscal Year
	2010	2009	2008
Options outstanding and ESPP share purchase rights	1,864	893	850

Common stock purchase warrants	2,318	—	—

As discussed in Note 9, the Company has recorded a beneficial conversion feature of $144,000 for the Series A Convertible Preferred Stock. This amount has been included as an increase to the net loss for common shareholders when computing loss per share for the fiscal year ended June 30, 2010.

Share-Based Compensation

The Company’s share-based compensation plans are described in Note 10. The Company accounts for stock option grants and similar equity instruments granted to non-employees under the fair value method.

The Company uses the Black-Scholes option pricing model to estimate the fair value of its options on the measurement date. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments for which service is expected to be rendered.

Compensation expense associated with option awards with graded vesting is recognized pursuant to an accelerated method.

Fair Value of Financial Instruments

As of June 30, 2010, the Company’s financial instruments consist of accounts receivable (pledged and non-pledged), accounts payable and notes payable. As of June 30, 2009, the Company also had auction rate securities (ARS) which were liquidated in fiscal 2010. See note 4 for a discussion of the fair value of ARS. The carrying value of accounts receivable and accounts payable approximates their fair value due to the short-term nature of the accounts. In addition, the carrying amounts of the Company’s notes payable to Adaptec, which was paid in full during fiscal 2010, and Anacomp approximate their fair values as the interest rates of the notes payable are substantially comparable to rates offered for similar debt instruments.

Fair Value Measurements

Effective July 1, 2009, the Company adopted the authoritative guidance for fair value measurements and the fair value option for non-financial assets and liabilities. At June 30, 2010, none of the Company’s non-financial assets and liabilities were recorded at fair value on a non-recurring basis. The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. ASU No. 2009-16 amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. This ASU also expands the disclosure requirements for such transactions. This ASU will become effective for the Company in fiscal 2011. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. This ASU also eliminates the use of the residual value method for determining the allocation of arrangement consideration and requires expanded disclosures. This ASU will become effective for the Company for revenue arrangements entered into or materially modified on or after June 28, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the impact of this ASU on its consolidated financial statements. The adoption of the ASU is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force). ASU No. 2009-14 amends ASC 985-605, Software: Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605 on accounting for software sales. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for the Company for revenue arrangements entered into or materially modified on or after June 28, 2010. The Company is currently evaluating the impact of this ASU on its consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

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

In July 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends ASU 310 to require additional disclosures regarding the credit quality of financing receivables and the related allowance for credit losses. The amended guidance requires entities to disaggregate by segment or class certain existing disclosures and provide certain new disclosures about its financial receivables and related allowance for credit losses. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. The Company is currently evaluating the impact of this ASU on its consolidated financial statements. The adoption of the ASU is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

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

NOTE 2 – ASSET IMPAIRMENT AND COMPANY RESTRUCTURINGS

Fiscal 2008 Asset Impairment

The Company evaluated its long-lived assets, other than the long-lived assets from the Snap Server acquisition (Note 3), for impairment as of June 30, 2008 (Overland legacy assets) due to the Company’s continued operating and cash flow losses in 2008 and the Company’s forecasts for 2009 and beyond. The Company concluded that the carrying amount of the then asset group was not recoverable and an impairment loss should be recognized. An impairment charge totaling $7.4 million, related to property and equipment, was recorded in the fourth quarter of 2008. After the impairment, total property and equipment, including property and equipment acquired from Adaptec, was recorded at its estimated fair value of $1.2 million as of June 30, 2008. The estimated fair value of the Overland legacy assets was determined using the income approach, which is based on a discounted cash flow analysis, as well as consideration of the estimated value that could be realized upon sale. The assumptions used by the Company included estimates of (i) projected cash flows for a period approximating the remaining estimated useful life of the asset group, (ii) a discount rate commensurate with the implied risk in an investment in the Company and the risk of the underlying cash flows and (iii) an estimate of enterprise value.

Restructurings

Fiscal 2010 Realignment of Workforce

In fiscal October 2009, the Company reduced its worldwide workforce by 6.4%, or 15 employees, in accordance with the Company’s realignment around core initiatives. Severance costs, including COBRA premiums, related to the terminated employees of $422,000 were recorded in the first quarter of fiscal 2010. Severance charges are included in cost of goods sold, sales and marketing expense, research and development expense and general and administrative expense in the accompanying consolidated statement of operations.

In April 2010, the Company reduced its worldwide workforce by 18.8%, or 42 employees. Severance costs, including COBRA premiums, related to the terminated employees of $220,000 were recorded in the fourth quarter of fiscal 2010. Severance charges are included in cost of goods sold, sales and marketing expense, research and development expense and general and administrative expense in the accompanying consolidated statement of operations.

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

The following table summarizes the activity associated with the fiscal 2009 restructurings (severance costs in thousands):

	% of Workforce	Number of Employees	Severance Costs
August 2008 (1)	13.0%	53	$352
December 2008 (2)	3.4	11	52
January 2009 (1)(4)	17.0	53	451
March 2009 (3)	11.1	29	243

		146	$1,098

(1)	Severance costs, including the Company’s payments of COBRA premiums, are included in sales and marketing expense, research and development expense and general and administrative expense.

(2)	Severance costs, including the Company’s payments of COBRA premiums, are included in sales and marketing expense and research and development expense.

(3)	Severance costs, including the Company’s payments of COBRA premiums, are included in cost of goods sold, sales and marketing expense, research and development expense and general and administrative expense.

(4)	The Company implemented a company-wide 10.0% salary reduction following the January 2009 restructuring, which was partially reinstated in fiscal 2010. No amounts are reflected in these tables for such salary reduction.

The following table summarizes the activity and balances of accrued restructuring charges through fiscal 2010 (in thousands):

	Employee Related	Facilities	Total
Balance at June 30, 2008	$—	$—	$—
Accrued restructuring charges	1,098	55	1,153
Cash payments	(1,016)	(5)	(1,021)

Balance at June 30, 2009	$82	$50	$132
Accrued restructuring charges	642	—	642
Cash payments	(633)	(42)	(675)

Balance at June 30, 2010	$91	$8	$99

NOTE 3 – ACQUISITION

On June 27, 2008, the Company acquired the Snap Server® network attached storage (NAS) business (Snap Server®) from Adaptec, Inc., including the brand and all assets related to the Snap Server® network and desktop storage appliances. The net purchase price was $3.8 million, including $349,000 in direct acquisition costs and the adjustments discussed below, with $2.2 million paid in cash upon the closing of the transaction, and the remaining $1.4 million to be paid in cash in 12 months. In the fourth quarter of fiscal 2009, the Company and Adaptec restructured the note so that principal and interest are due in eleven unequal monthly installments beginning May 31, 2009, and ending March 30, 2010. The note was paid in full as of June 30, 2010. The acquisition was made principally to broaden the Company’s capabilities by adding distributed NAS while also strengthening central and remote office data protection. The acquisition added 47 employees to the Company’s headcount.

The purchase agreement pursuant to which the Company acquired Snap Server® included a working capital adjustment to the purchase price based on the value of acquired inventory and fixed assets as of the closing of the acquisition. The final working capital adjustments totaled $147,000, of which $95,000 was applied as a reduction of the promissory note the Company issued to Adaptec and as a reduction in the acquired intangible assets. During the fourth quarter of fiscal 2009, as part of continued assessment and refinement of the purchase price allocation, the Company finalized the valuation of acquired inventory and recorded an adjustment to increase the acquired intangible assets and reduce inventory by $242,000.

The purchase consideration was allocated as follows (in thousands):

Inventories	$1,341
Property and equipment	262
Customer contracts and related relationships	2,568
Acquired technology (core and existing)	1,778
Trade names and trade marks	1,284
Accrued liabilities	(1,789)
Warranty reserve	(465)
Other long-term liabilities	(1,146)

Total consideration	$3,833

Assuming the acquisition of Snap Server® had occurred on July 1, 2007, the pro forma unaudited results of operations would have been as follows (in thousands):

June 30, 2008
Revenue	$149,600
Loss from operations	(37,520)
Net loss	(39,087)
Net loss per share:
Basic and diluted	$(9.19)

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through June 30, 2008. The accompanying consolidated statement of operations for the years ended June 30, 2010 and June 30, 2009 includes the operations of Snap Server® from the date of acquisition.

NOTE 4 – FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

Fair Value Measurements

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

Level 1—Quoted prices in active markets for identical assets or liabilities. At this time the Company does not have any Level 1 instruments.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At this time the Company does not have any Level 2 instruments.

Level 3—Unobservable inputs that are supported by little or no market activity, including the Company’s own assumptions. As of June 30, 2009, the Company determined that its investments in ARS, describe in more detail below, were considered Level 3 instruments. As of June 30, 2010, the Company does not have any Level 3 instruments.

Auction Rate Securities

As of June 30, 2009, the Company held ARS which were considered level 3 investments. The estimated fair market value as of June 30, 2009, was $1.7 million, which reflected a $3.3 million adjustment to the principal value of $5.0 million. The $3.3 million adjustment included other-than-temporary impairment losses of $1.6 million and $1.9 million, pre-tax, recorded during fiscal 2009 and 2008, respectively. This impairment was recorded in other income (expense), net, in the accompanying consolidated statements of operations. As of June 30, 2009, the Company estimated the fair value of its ARS at $1.7 million and recorded an unrealized gain, as a separate component of shareholders’ equity (deficit), of $0.2 million, during the fourth quarter of fiscal 2009.

In the second quarter of fiscal 2010, the Company liquidated its ARS for $2.0 million in cash and recognized a gain of $0.5 million which is recorded in other income (expense) in the accompanying consolidated statements of operations. As of June 30, 2010, the Company no longer holds ARS and there are no accumulated unrealized losses in other comprehensive income related to ARS.

As of June 30, 2009, the fair value of the Company’s investment in ARS instruments of $1.7 was estimated utilizing pricing models incorporating transaction details such as (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the securities including consideration of the ratings downgrades and the lack of liquidity, and (iii) future expected cash flow streams.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2010, the Company had no assets or liabilities that were accounted for at fair value on a recurring basis.

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended June 30, 2010 (in thousands):

Level 3 Auction Rate Securities
Balance at June 30, 2009	$1,711
Gain included in operations	495
Recognized gain previously included in other comprehensive income	(206)
Liquidation of ARS	(2,000)

Balance at June 30, 2010	$—

NOTE 5 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes inventories (in thousands):

	June 30,
	2010	2009
Raw materials	$5,010	$5,921
Work in process	73	753
Finished goods	4,858	5,818

	$9,941	$12,492

The following table summarizes other current assets (in thousands):

	June 30,
	2010	2009
Prepaid third-party service contracts	$5,121	$5,686
Short-term deposits	489	409
Prepaid insurance and services	301	423
VAT receivable	298	504
Income tax receivable	46	—
Other	296	388

	$6,551	$7,410

The following table summarizes property and equipment (in thousands):

	June 30,
	2010	2009
Computer equipment	$1,172	$948
Machinery and equipment	468	480
Leasehold improvements	205	209
Furniture and fixtures	65	71

	1,910	1,708
Accumulated depreciation and amortization	(1,106)	(601)

	$804	$1,107

Depreciation and amortization expense for property and equipment was $0.6 million, $0.6 million and $3.1 million, in fiscal 2010, 2009 and 2008, respectively.

The following table summarizes other assets (in thousands):

	June 30,
	2010	2009
Deferred service contracts	$1,275	$1,453
Auction rate securities	—	1,711
Other	153	142

	$1,428	$3,306

The following table summarizes accrued liabilities (in thousands):

	June 30,
	2010	2009
Deferred revenue—service contracts	$11,026	$12,140
Accrued expenses	2,696	2,944
Third-party service contracts payable	1,889	1,731
Deferred revenue—distributors	942	713
Accrued market development funds	544	495
Other	95	162

	$17,192	$18,185

The following table summarizes other long-term liabilities (in thousands):

	June 30,
	2010	2009
Deferred revenue—service contracts	$3,684	$4,466
Deferred rent	1,103	1,216
Third-party service contracts payable	455	—
Other	199	120

	$5,441	$5,802

As of the end of fiscal 2010 and 2009, the balances of accounts receivable and accounts receivable pledged as collateral consist entirely of accounts receivable trade balances, net of allowance for doubtful accounts, including amounts due from MCF and FGI related to customer remittances that had not been remitted to the Company as of the balance sheet date.

The following table summarizes the changes in allowance for doubtful accounts (in thousands):

Fiscal year	Balance at Beginning of Year	Additions Charged to Income	Write-offs, Net of Recoveries	Deductions Credited to Income	Balance at End of Year
2010	$532	$(22)	$99	$—	$411
2009	396	233	97	—	532
2008	374	127	105	—	396

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30,
	2010	2009
Acquired technology	$1,778	$1,778
Customer contracts and trade names	3,853	3,853

	5,631	5,631
Accumulated amortization	(2,139)	(1,040)

	$3,492	$4,591

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

Amortization expense of intangible assets was $1.1 million, $1.0 million and $1.7 million during fiscal 2010, 2009 and 2008, respectively. Estimated amortization expense for intangible assets will be $1.1 million per year in fiscal 2011 and 2012, $0.7 million in fiscal 2013 and $0.6 million in fiscal 2014.

NOTE 7 – DEBT

The components of the Company’s outstanding debt are as follows (in thousands):

	June 30, 2010	June 30, 2009
Obligation under Marquette Commercial Finance (MCF) Financing Agreement	$2,612	$2,654
Obligation under Faunus Group International (FGI) Financing Agreement	1,848	1,514
Note payable to Anacomp, including accrued interest	711	2,379
Note payable to Adaptec, including accrued interest	—	1,171

	5,171	7,718
Less current portion	(5,171)	(7,025)

Net long term debt	$—	$693

MCF Financing Agreement

In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement (the MCF Financing Agreement) with Marquette Commercial Finance (MCF). Under the terms of the MCF Financing Agreement, the Company may offer to sell its accounts receivable to MCF each month during the term of the MCF Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million in gross receivables submitted, or $6.3 million in net amounts funded based upon a 70.0% advance rate. The MCF Financing Agreement may be terminated by either party with 30 days written notice. The Company is not obligated to offer accounts in any month, and MCF has the right to decline to purchase any offered accounts (invoices). Net amounts funded by MCF as of June 30, 2010 and 2009, based upon a 70.0% advance rate, were $2.6 million.

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

The Company accounts for the sale of receivables under the MCF Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated balance sheets in the amount of $6.2 million and $5.7 million as of June 30, 2010 and 2009, respectively, includes $3.7 million of gross receivables that have been designated as “sold” to MCF and that serve as collateral for short-term debt in the amount of $2.6 million, excluding accrued interest, as of June 30, 2010 and 2009.

The Company was in compliance with the terms of the MCF Financing Agreement at June 30, 2010. Management continues to monitor the Company’s compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. A significant increase in rebates claimed as a percentage of the Company’s gross collections could lead to the Company’s failure to satisfy the dilution covenant. In August and October 2009, due to rebates claimed, the permissible dilution covenant was exceeded. MCF waived this deviation from the covenant. In January 2010, MCF revised the dilution covenant to be based on a rolling 90 day calculation, excluding one time charges. As of June 30, 2010, the Company was in compliance with the dilution covenant as revised. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the permissible dilution covenant throughout fiscal 2011.

FGI Financing Agreement

In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement (the FGI Financing Agreement) with Faunus Group International (FGI). Under the terms of the FGI Financing Agreement, the Company may offer to sell its foreign non-OEM accounts receivable to FGI each month during the term of the FGI Financing Agreement, up to a maximum amount outstanding at any time of $5.0 million in gross accounts receivable submitted, or $3.75 million in net amounts funded based upon a 75.0% advance rate. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company will pay FGI a monthly collateral management fee equal to 1.09% of the average monthly balance of accounts purchased by FGI. In addition, FGI will charge the Company interest on the daily net funds employed at a rate equal to the greater of (i) 7.5% or (ii) 3.0% above FGI’s prime rate. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. Net amounts funded by FGI as of June 30, 2010 and 2009, based upon a 75.0% advance rate, were $1.9 million and $1.5 million, respectively.

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

The Company accounts for the sale of accounts receivable under the FGI Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated balance sheet in the amount of $6.2 million and $5.7 million as of June 30, 2010 and 2009, respectively, includes $2.5 million and $2.0 million of gross accounts receivable that have been designated as “sold” to FGI and that serve as collateral for short-term debt in the amount of $1.9 million and $1.5 million as of June 30, 2010 and 2009, respectively.

The Company was in compliance with the terms of the FGI Financing Agreement at June 30, 2010. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the terms of the FGI Financing Agreement throughout fiscal 2011.

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

At June 30, 2010, $0.7 million of the amount due under the Anacomp note is recorded as a current liability, including $18,000 million of accrued interest. The Anacomp note is secured by collateral including all of the Company’s inventory, equipment, fixtures, accounts, contract rights, general intangibles and intellectual property, excluding (i) the intellectual property purchased from Adaptec in June 2008, and (ii) any accounts receivable transferred to FGI or MCF. Anacomp’s security interest is subordinated to FGI’s security interest. Subsequent to fiscal 2010 year end, the Anacomp note was paid in full.

Note Payable to Adaptec

In connection with the Snap Server acquisition in June 2008, the Company issued a $1.4 million promissory note in favor of Adaptec, Inc., which accrued interest at the rate of 4.0% per annum and is secured by intellectual property related to the Snap Server® business. Principal and interest under the note were originally due in one installment on June 27, 2009. In the fourth quarter of fiscal 2009, the Company and Adaptec restructured the note so that principal and interest are due in eleven unequal monthly installments beginning May 31, 2009, and ending March 31, 2010. As of June 30, 2010, the Adaptec promissory note was paid in full.

NOTE 8 – INCOME TAXES

The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following is a summary of the changes in the amount of unrecognized tax benefits (in thousands):

	Fiscal Year
	2010	2009
Unrecognized tax benefits at the beginning of the period	$333	$509
Decrease in unrecognized tax benefit for lapse of statute of limitations	(44)	(29)
Increase related to prior periods	94	—
Decrease in unrecognized tax benefits relating to settlements with tax authorities during fiscal 2009	—	(147)

Unrecognized tax benefits as of June 30, 2010	$383	$333

At June 30, 2010, $0.1 million of the unrecognized tax benefits, excluding interest, are presented as a component of long-term liabilities in the accompanying consolidated balance sheet and $0.3 million is presented as a reduction of the related deferred tax asset for which there is full valuation allowance. The entire amount of unrecognized tax benefits at June 30, 2010 will affect the effective tax rate if recognized. However, the portion that would be recognized as an increase to deferred tax assets may result in a corresponding increase in the valuation allowance at the time of recognition resulting in no net effect to the effective tax rate, depending upon the Company’s assessment of the likelihood of realization of the tax benefits at the time they are recognized.

The Company believes it is reasonably possible that, within the next twelve months, the amount of unrecognized tax benefits may remain unchanged. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no accrual for interest and penalties on its consolidated balance sheets at fiscal years ended June 30, 2010 and 2009 and recognized no interest and/or penalties in the consolidated statement of operations for the fiscal year ended June 30, 2010.

During fiscal 2010, the Company’s liability for unrecognized tax benefits decreased by $44,000 due to the expiration of the statute of limitation for certain years. The full amount was recognized as a tax benefit in the Company’s financial statements.

The Company is subject to federal and state taxation in the United States and also in certain foreign tax jurisdictions. Generally, the Company’s tax returns for fiscal 2006 and forward are subject to examination by the U. S. federal tax authorities and fiscal 2005 and forward are subject to examination by state tax authorities.

In December 2009, Section 172(b)(1)(H) of the Internal Revenue Code (Section 172(b)(1)(H)) was amended to allow all taxpayers to elect to carry back an applicable net operating loss (NOL) for a period of three, four or five years. This election traditionally provided that an NOL for any taxable year could be carried back to each of the two years preceding the taxable year of the NOL. For the Company, the first applicable tax year available to carry back NOLs under Section 172(b)(1)(H) is its fiscal year ended June 30, 2008. The Company elected to carry back its fiscal 2008 NOL of $20.2 million to the fifth, fourth and third preceding years as allowed under Section 172(b)(1)(H). As a result, the Company recognized a discrete tax benefit in the third quarter of fiscal 2010 of approximately $2.0 million.

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

The components of loss before income taxes were as follows (in thousands):

	Fiscal Year
	2010	2009	2008
Domestic	$(15,293)	$(19,058)	$(32,799)
Foreign	502	1,060	1,172

	$(14,791)	$(17,998)	$(31,627)

The provision for income taxes includes the following (in thousands):

	Fiscal Year
	2010	2009	2008
Current:
Federal	$(2,047)	$(251)	$(87)
State	55	10	76
Foreign	163	271	409

Total current	$(1,829)	$30	$398

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to loss before income taxes to the total income tax provision reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year
	2010	2009	2008
U.S. federal income tax at statutory rate	$(5,029)	$(6,119)	$(10,753)
State income taxes, net of federal benefit	(661)	(886)	(1,069)
Increase in valuation allowance	5,724	7,143	11,668
Share-based compensation expense	166	73	252
Favorable IRS settlement and statute expirations	—	(251)	(54)
Net operating loss carryback	(2,047)	—	—
Federal R&D tax credit	(56)	(112)	(27)
Permanent differences	74	140	234
Other, net	—	42	147

Total (benefit from) provision for income taxes	$(1,829)	$30	$398

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are shown below. A full valuation allowance has been recorded, as realization of such assets is uncertain. Deferred income taxes comprised (in thousands):

	June 30,
	2010	2009
Deferred tax assets:
Net operating loss carryforward	$35,724	$28,648
Warranty and extended warranty	2,289	3,287
Property and equipment	471	2,827
Capital loss carryforward	1,263	—
Tax credits	2,446	2,283
Inventory	1,898	2,088
Share-based compensation	569	735
Intangible assets	890	921
Vacation and deferred compensation	163	269
Allowance for doubtful accounts	155	200
Other	101	27

Gross deferred tax asset	45,969	41,285

Valuation allowance for deferred tax assets	(45,969)	(41,285)

Net deferred tax asset	$—	$—

At June 30, 2010, the Company has federal and state net operating loss carryforwards of $95.4 million and $65.7 million, respectively. These amounts include share-based compensation deductions of $1.0 million that will be recorded to contributed capital when realized. The remaining federal net operating loss will begin expiring in 2023, unless previously utilized. State net operating loss carryforwards generally begin to expire in 2016, unless previously utilized.

At June 30, 2010, the Company had federal and California research and development tax credit carryforwards totaling $0.7 million and $2.0 million, respectively. The California research credit may be carried forward indefinitely. The federal research credit will begin expiring in 2025, unless previously utilized. In addition, the Company has foreign tax credit carryforwards totaling $0.3 million, which will begin expiring in 2015, unless previously utilized. The Company has federal alternative minimum tax credit carryforwards totaling $0.2 million that can be carried forward indefinitely.

NOTE 9 – EQUITY

Sale of Series A Convertible Preferred Stock and Issuance of Common Stock Warrants

In February 2010, the Company issued and sold an aggregate of 794,659 shares of Series A Convertible Preferred Stock (Series A Stock) and warrants to purchase up to 6,373,266 shares of common stock in a private placement for a total issuance price of $11.9 million (net proceeds of approximately $10.9 million). The Series A Stock was convertible into 4,521,616 shares of the Company’s common stock with no par value per share, and each warrant has an exercise price of $2.583 per share of common stock. In connection with this transaction, the Company issued a warrant to purchase up to 180,865 shares of common stock at an exercise price of $2.952 per share to the placement agent in February 2010. The warrants are immediately exercisable, have a five year term and provide for weighted-average anti-dilution protection in the event that the Company issues additional securities at a price less than the then-effective exercise price of the warrants.

The proceeds from the February 2010 transaction have been allocated to the Series A Stock and the warrants based on their relative fair values. The Company concluded that each share of Series A Stock had an estimated fair value of $9.54 at the time of issuance with a total fair value of approximately $7.6 million, and that each warrant issued had an estimated fair value of approximately $0.72 for each share exercisable under such warrant, or a total fair value of approximately $4.6 million. Based on the total proceeds of $11.9 million, the values recorded on the Company’s balance sheet were reduced to approximately $7.4 million for the Series A Stock and approximately $4.5 million for the warrants. The total estimated fair value of the warrant issued to the placement agent was estimated to be approximately $0.1 million, and was recorded as part of the financing costs associated with the transaction.

The Company has evaluated the warrants issued in the transaction and has concluded that equity classification is appropriate as all warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument.

The Company also determined that the valuation of the components of the February 2010 transaction results in a beneficial conversion feature of $144,000 for the Series A Stock based on a comparison of the estimated fair value and allocated value. Based on the terms of the Series A Stock, the beneficial conversion feature has been recorded as an increase in value to the Series A Stock with an off-setting negative impact to accumulated deficit, and will increase the net loss attributable to common shareholders for the fiscal year ended June 30, 2010.

In April 2010, the shareholders approved the full conversion of the Series A Stock at a special shareholders’ meeting, and the 794,659 shares of Series A Stock thereafter automatically converted into 4,521,616 shares of common stock. As a result of this conversion, the Company’s consolidated balance sheet reflects a single class of stock ownership, and the net proceeds from the February 2010 transaction is reflected as common stock. As of June 30, 2010, there were 49,310 shares of common stock related to this conversion that were not issued, which subsequently have been issued in fiscal 2011.

Sale of Common Stock and Issuance of Common Stock Warrant

In November 2009, the Company sold 2,070,000 shares of its common stock through a public offering of common stock at $2.10 per share with gross proceeds of approximately $4.3 million (net proceeds of approximately $3.7 million). In addition, the Company issued a warrant for the purchase of 103,500 shares of the Company’s common stock at $2.625 per share to the underwriter of the offering. The warrant may be exercised at any time beginning on October 25, 2010 and ending on October 30, 2014. The warrant features a net exercise provision which enables the holder to choose to exercise the warrant without paying cash by surrendering shares subject to the warrant. This right is available only if a registration statement covering the shares subject to the warrant is not available at the time of exercise. The Company also agreed to grant a single demand registration right to the holder of the warrant under certain circumstances. The fair value of the warrant was estimated at $1.70 per share, or $176,000, utilizing a Black-Scholes model, and was recorded in equity as a financing cost.

The Company has evaluated the warrants issued in this transaction and has concluded that equity classification is appropriate as all warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument.

Reverse stock split

In December 2008, the board of directors and shareholders approved a reverse stock split of the Company’s outstanding shares of common stock. On December 8, 2009, the Company filed a certificate of amendment to its amended and restated certificate of incorporation, as amended, with the Secretary of State of the State of California effecting a one-for-three reverse stock split of the outstanding shares of common stock. All share, per share and stock option data information in the consolidated financial statements and the notes thereto have been retroactively adjusted for all periods to give effect to the reverse stock split.

NOTE 10 – SHARE-BASED COMPENSATION

Equity Compensation Plans

The Company has six active stock option plans administered by the Compensation Committee of the Board of Directors. As of June 30, 2010, the Company had reserved an aggregate of 6.9 million shares of common stock for issuance under its six active plans: 1995 Stock Option Plan, 1997 Executive Stock Option Plan, 2000 Stock Option Plan, 2001 Supplemental Stock Option Plan (2001 Plan), 2003 Equity Incentive Plan (2003 Plan) and the 2009 Equity Incentive Plan (2009 Plan) (collectively, the Option Plans). The Option Plans provide for the granting of stock options. In addition, the 2003 Plan and the 2009 Plan provide for the granting of restricted stock, stock units and stock options. The Option Plans were approved by the Company’s shareholders with the exception of the 2001 Plan. Currently, the Company may grant new awards only from the 2009 Plan.

Certain options issued under selected plans allow for 100% vesting of outstanding options upon a change of control of the Company (if replacement options are not issued) or upon death or disability of the optionee. Options granted generally vest over a three-year period. Options generally expire after a period not to exceed six years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2009 Plan and 2003 Plan and within 30 days under the other Option Plans, or upon death or disability, in which cases an extended six- or twelve-month exercise period is specified. As of June 30, 2010, approximately 3.3 million shares were reserved for issuance upon exercise of outstanding options and approximately 2.0 million shares were available for grant under the Option Plans.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions noted in the following table. Separate groups of employees that have similar historical exercise behavior are considered separately in determining certain valuation assumptions.

Prior to the fourth quarter of fiscal 2010, the expected volatility utilized in the valuation of equity awards was solely based on the historical volatility of the Company’s stock utilizing the daily closing prices. During the third quarter of fiscal 2010, the Company completed a Series A Convertible Preferred Stock financing, which included Common Stock Warrants. The circumstances of this financing lead the Company to perform a valuation analysis and volatility study in order to properly ascribe the fair values of the proceeds of the financing to both the stock and the warrants. The Company then performed a similar volatility study for equity compensation and believes this approach is more sophisticated and a better indicator of expected volatility of its stock because it considers additional factors, such as the overall market conditions, the industry sector and the expected and realistic pricing of equity instruments in the marketplace and is generally reflective of both historical and implied volatility. Accordingly, the Company commenced using this new approach for estimating expected volatility for equity compensation beginning in the fourth quarter of fiscal 2010. The Company applies a forfeiture rate based upon historical pre-vesting option cancellations. The risk-free interest rate is determined based upon a U.S. constant rate Treasury Security with a contractual life approximating the expected term of the option. The expected term of options granted is estimated based on a number of factors, including but not limited to the vesting term of the award, historical employee exercise behavior (for both options that have run their course and outstanding options), the expected volatility of the Company’s stock and an employee’s average length of service. Weighted-average ranges below result from certain groups of employees exhibiting different behavior:

	Fiscal Year
	2010	2009	2008
Expected volatility	65.0-107.7%	55.7-106.7%	52.1-53.1%
Risk-free interest rate	2.7-3.0%	1.6-3.4%	4.1-4.2%
Dividend yield	—	—	—
Expected term (in years)	6.0	5.1-6.0	3.1-3.4

The stock option activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2009	1,166	$7.09
Granted	2,634	2.36
Exercised	(84)	1.05
Canceled/forfeited	(379)	8.88

Options outstanding at June 30, 2010	3,337	$3.30	5.14	$492

Exercisable outstanding at June 30, 2010	1,147	$5.26	4.14	$285

During fiscal 2010, 2009 and 2008, the Company recorded share-based compensation associated with outstanding stock option grants of $1.7 million, $0.3 million and $1.0 million, respectively. As of June 30, 2010, there was $2.4 million of total unrecognized compensation expense related to non-vested stock options granted prior to June 30, 2010 under the Option Plans. This expense, associated with non-vested options granted prior to June 30, 2010, is expected to be recognized over a weighted-average period of 1.48 years.

The following table summarizes information about stock options for fiscal 2010, 2009 and 2008 (in thousands, except per share amounts):

	Fiscal Year
	2010	2009	2008
Weighted-average grant date fair value per share of options granted with exercise prices:
Less than fair value	$1.85	$—	$—
Equal to fair value	1.53	0.26	0.63
Greater than fair value	—	—	—
Intrinsic value of options exercised	134	—	—
Cash received upon exercise of stock options	88	—	—
Actual tax benefit realized for the tax deductions from option exercise	—	—	—
Total income tax benefit recognized in the statement of operations	—	—	—

2006 Employee Stock Purchase Plans

In February 2007, the Company adopted the 2006 Employee Stock Purchase Plan (2006 ESPP). A total of 166,666 shares of common stock have been reserved under the 2006 ESPP for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The 2006 ESPP is qualified under Section 423 of the Code and permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 500 shares in any one offering period.

During fiscal 2010, 2009 and 2008, the Company issued approximately 1,000, 5,000 and 5,000 shares, respectively, under the 2006 ESPP for combined proceeds of $1,000, $9,000 and $26,000, respectively. As of June 30, 2010, 156,000 shares were available under the 2006 ESPP.

NOTE 11 – 401(k) PLAN

The Company maintains an employee savings and retirement plan (the 401(k) Plan) covering all of the Company’s employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. Through October 2008, the Company matched employee contributions at 75%, up to 6% of an employee’s pretax income. The totals of these employer contributions were $0.2 million and $0.6 million in fiscal 2009 and 2008, respectively. As part of the Company’s cost reduction efforts, the Company has not made matching contributions since October 2008.

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

Minimum Lease Payments
Fiscal 2011	$2,720
Fiscal 2012	2,687
Fiscal 2013	2,728
Fiscal 2014	2,140
Fiscal 2015	863
Thereafter	1,852

$12,990

On July 1, 2010, the Company modified its San Diego headquarters lease and reduced the facility by one building, or 67,285 square feet, which proportionally reduced the monthly base rent and share of facility expenses. The table above reflects the amended lease payments.

Rental expense is recognized on a straight-line basis over the respective lease terms and was $4.3 million, $4.6 million and $4.0 million in fiscal 2010, 2009 and 2008, respectively.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at June 30, 2010, will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

In December 2009, Crossroads Systems, Incorporated (Crossroads) filed a lawsuit against the Company and several other companies in the United States District Court for the Western District of Texas (the Complaint). The Complaint was served on the Company in December 2009, and alleged that its products infringe United States Patent Nos. 6,425,035 and 7,051,147. The Court had scheduled a hearing on issues of claim construction for June 3, 2010. Although the Company was prepared to vigorously defend against Crossroads’ lawsuit, in advance of the claim construction briefing, the parties reached a settlement of the lawsuit, and the Court entered an Order of Dismissal of the lawsuit on May 25, 2010.

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

	Fiscal 2010
	Q1	Q2	Q3	Q4	Total
Net revenue	$19,313	$20,432	$18,618	$19,299	$77,662
Gross profit	5,208	5,833	4,670	5,663	21,374
Loss from operations	(3,202)	(2,758)	(4,327)	(4,071)	(14,358)
Loss before income taxes	(3,620)	(2,504)	(4,408)	(4,259)	(14,791)
Net loss	(3,692)	(2,580)	(2,506)	(4,184)	(12,962)
Net loss applicable to common shareholders	(3,692)	(2,580)	(2,650)	(4,184)	(13,106)
Net loss per share:
Basic and diluted (1)(2)	$(0.87)	$(0.47)	$(0.42)	$(0.44)	$(2.04)

	Fiscal 2009
	Q1	Q2	Q3	Q4	Total
Net revenue	$32,303	$28,949	$22,276	$22,093	$105,621
Gross profit	8,722	7,724	6,344	6,378	29,168
Loss from operations	(6,907)	(4,889)	(3,265)	(1,783)	(16,844)
Loss before income taxes	(7,030)	(5,128)	(3,235)	(2,605)	(17,998)
Net loss	(6,906)	(5,152)	(3,305)	(2,665)	(18,028)
Net loss per share:
Basic and diluted (1)	$(1.62)	$(1.21)	$(0.78)	$(0.63)	$(4.23)

(1)	Net loss per share is computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

(2)	Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares assumed to be outstanding during the periods of computation.

NOTE 14 – SUBSEQUENT EVENTS

On September 20, 2010, the Compensation Committee of the Company’s Board of Directors (Committee) approved a new bonus plan, the Executive Bonus Plan (Bonus Plan), which provides bonus opportunities for the Company’s executive officers. Each participant in the Bonus Plan is assigned a target bonus percentage that is expressed as a percentage of the participant’s base salary for the applicable bonus period. Bonuses are determined based on the Company’s revenue, gross profit, operating income, operating expenses and/or earnings per share during the bonus period in relation to performance goals established by the Committee. The Committee may also provide for bonuses to be determined based on an individual participant’s performance during the bonus period and the criteria to be used to measure individual performance.