Form 10-K/A
period 2010-06-27
OVERLAND STORAGE INC
filed 2010-10-25
CIK 889930

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

As of September 28, 2010, the number of outstanding shares of the registrant’s Common Stock was 10,952,312.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended June 27, 2010, originally filed on September 24, 2010 (the “Original Filing”). We are filing this Form 10-K/A to (a) include the information required by Part III of Form 10-K and (b) refile (i) Exhibit 10.47, the Overland Storage, Inc. 2009 Equity Incentive Plan, and (ii) Exhibit 23.1, the Consent of Moss Adams LLP, Independent Registered Public Accounting Firm, to correct a typographical error within the body of the consent to include the date of the audit opinion.

This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Filing.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors of the Registrant

The directors, their ages, duration as directors, and positions held as of October 25, 2010, are as follows:

Name of Director Nominee	Age	Director Since	Position	Committee Membership
Robert A. Degan	71	2000	Independent Director	Audit (Chairman), Compensation and Nominating and Governance
Nora M. Denzel	48	2007	Independent Director	Audit and Compensation (Chairwoman)
Eric L. Kelly	52	2007	President and Chief Executive Officer
Scott McClendon	71	1991	Chairman of the Board (Independent Director)	Nominating and Governance
Michael Norkus	64	2004	Independent Director	Audit, Compensation and Nominating and Governance (Chairman)

Each of the above-listed committee members served in such capacity for all of the last fiscal year, except Mr. Norkus who was appointed to the Compensation Committee in January 2010 and Mr. Degan who was appointed to the Nominating and Governance Committee in January 2010.

During the last fiscal year, William Miller served on the Compensation Committee and the Nominating and Governance Committee. Mr. Miller resigned from the Board of Directors and these committees in September 2009.

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

We have a standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Robert A. Degan, Nora M. Denzel and Michael Norkus.

In addition to being independent under NASDAQ Marketplace Rule 5605(a)(2), all members of the Audit Committee must meet the additional independence standards for audit committee members set forth in Rule 10A-3(b)(1) of the Exchange Act and NASDAQ Marketplace Rule 5605(c)(2)(A). The Board of Directors has determined that each of Ms. Denzel and Mr. Degan qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

Biographical Information of Directors

Robert A. Degan has been a private investor since January 2000. From November 1998 to December 1999, Mr. Degan served as General Manager of the Enhanced Services & Migration Business Unit (formerly, Summa Four, Inc.) of Cisco Systems, Inc., an Internet networking company. From July 1998 to November 1998, he was Chairman, President and Chief Executive Officer of Summa Four, Inc., and from January 1997 to July 1998, he served as its President and Chief Executive Officer and as a director. Mr. Degan retired from the board of directors of CaminoSoft Corp. in December 2007, FlexiInternational Software, Inc. in July 2006 and Gensym Corporation in May 2005. Mr. Degan was formerly on the research staff at Massachusetts Institute of Technology (“MIT”).

Nora M. Denzel has served as the Senior Vice President of payroll services at Intuit, Inc., a provider of business and financial management software, since February 2008. From February 2006 to January 2008, Ms. Denzel served as an independent consultant to technology companies. From August 2000 to February 2006, she held several executive level positions in technology with Hewlett-Packard Company (“HP”), a global manufacturer of computing, communications and measurement products and services, including: Senior Vice President/General Manager Software Global Business Unit (May 2002 to February 2006); Senior Vice President Adaptive Enterprise (June 2004 to May 2005); and Vice President Storage Organization (August 2000 to May 2002). Prior to HP, she served as Senior Vice President of Product Operations from February 1997 to August 2000 at Legato Systems, Inc. Her initial corporate experiences were at International Business Machines Corporation (“IBM”), where she began her career as a software engineer and then served in several marketing, engineering, and executive level positions, including the business line manager of IBM’s portfolio of storage management software products. Ms. Denzel also serves on the board of directors and advisory boards of several privately-held organizations.

Eric L. Kelly has served as our Chief Executive Officer since January 2009, our President since January 2010 and a member of our Board of Directors since November 2007. From April 2007 to January 2009, he served as President of Silicon Valley Management Partners Inc., a management consulting and M&A advisory firm, which he co-founded in April 2007. From July 2004 to August 2006, Mr. Kelly was Vice President and General Manager of storage systems solutions at Adaptec, Inc. (“Adaptec”). From August 2002 to July 2004, he served as President and Chief Executive Officer of Snap Appliance, Inc., which was acquired by Adaptec. From March 2000 to June 2002, Mr. Kelly served as President, Network Systems Division of Maxtor Corporation. Prior to Maxtor, he served as the Chief Operating Officer of Isyndicate, Inc. From July 1998 to January 2000 he was the Enterprise Vice President for Dell Computer Corporation. From 1980 to 1998 he served in executive or managerial roles with Netpower Incorporated, Diamond Multimedia Systems Incorporated, Conner Peripherals Incorporated, Marq Technologies Incorporated and IBM.

Scott McClendon has served as our Chairman of the Board since March 2001. From November 2006 to August 2007, he served as our Interim President and Chief Executive Officer and as our President and Chief Executive Officer from October 1991 to March 2001, when he was named our Chairman of the Board, and continued as an executive officer and employee until June 2001. Mr. McClendon has been a business consultant since June 2001. Mr. McClendon was employed by HP for over 32 years in various positions in engineering, manufacturing, sales and marketing. He last served as the General Manager of the San Diego Technical Graphics Division and Site Manager of HP in San Diego, California. Mr. McClendon is a director of Procera Networks, Inc. (AMEX:PKT), a network equipment company.

Michael Norkus is the President of Alliance Consulting Group, a strategy consulting firm, which he founded in 1986. From 1975 to 1986, Mr. Norkus served as a Vice President of Boston Consulting Group where he was a founding member of the firm’s Munich, Germany office. Mr. Norkus is a member of the board of directors of Acco Brands Corporation (NYSE:ABD), a worldwide supplier of office products and Genesee & Wyoming Inc. (NYSE:GWR) an owner and operator of short line and regional railroads.

Executive Officers of the Registrant

The executive officers, their ages, positions held and biographical information as of October 25, 2010, are as follows:

Name	Age	Position
Eric L. Kelly	52	President and Chief Executive Officer
Geoff Barrall	41	Vice President, Engineering and Chief Technology Officer
Christopher Gopal	59	Vice President of Worldwide Operations
Kurt L. Kalbfleisch	44	Vice President of Finance, Chief Financial Officer and Secretary
Jillian Mansolf	44	Vice President of Worldwide Sales and Marketing

Eric L. Kelly is our President and Chief Executive Officer and a director. See the description of his business experience above under “Biographical Information of Directors.”

Geoff Barrall joined us as our Chief Technology Officer and Vice President of Engineering in February 2010. Prior to joining us, Dr. Barrall served as the Chief Executive Officer of Data Robotics, Inc. (“Data Robotics”) from April 2005 to December 2010, the maker of the world’s first data storage robot and a company he founded in 2005. Dr. Barrall has founded five companies including BlueArc Corporation (“BlueArc”), a supplier of enterprise Network Attached Storage (“NAS”), as well as several information technology and consulting services firms. Dr. Barrall is a current member of the board of directors of Nexsan Corporation, a provider of disk-based storage systems. In addition to his roles at Data Robotics and BlueArc, he also served on the board of directors of Tacit Networks, Inc. and was an executive consultant to the senior team at Brocade Communications Systems, Inc. His storage experience also includes sitting on the boards of advisors for Data Domain, Inc. and NeoPath Networks, Inc. As a designer, Dr. Barrall has more than a dozen data storage-related patents to his credit.

Christopher S. Gopal, Ph.D. joined us as our Vice President of Worldwide Operations in September 2009 and has been on a leave of absence since July 2010. Prior to joining us, Dr. Gopal was with Applied Solar, Inc. (“Applied Solar”) as their Chief Operating Officer from November 2008 to August 2009 and Executive Vice President, World Wide Operations from November 2007 to November 2008. Applied Solar filed for protection under Chapter 11 of the U.S. Bankruptcy Code in July 2009. From November 2006 to October 2007, he was a director at Deloitte Consulting, and served as an independent consultant to electronics manufacturing firms from September 2005 to November 2006. He was the Vice President of Commercial Supply Chain at Science Applications International Corporation (“SAIC”) from June 2003 to August 2005. Prior to SAIC, Dr. Gopal was the Vice President of Global Supply Chain Services at Unisys Corporation, Vice President Worldwide Operations for Dell Inc. (“Dell”), and a senior partner and director of Ernst & Young LLP’s Global Supply Chain & Operations Consulting Services. He has worked and consulted for many of the leading worldwide companies in the technology and consumer product industries, where he has helped develop supply chain strategy and information strategy, source products, and then executed those strategies. Dr. Gopal has been an invited speaker and panel member at leading supply chain and information technology forums and co-authored three books, including “Supercharging Supply Chains: New Ways to Increase Value through Global Operational Excellence.”

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

Jillian Mansolf has served as our Vice President of Worldwide Sales and Marketing since joining us in July 2009. From August 2008 to June 2009, Ms. Mansolf served as Senior Vice President of Worldwide Sales and Marketing for Data Robotics. From May 2006 to July 2008 she was Vice President of Worldwide Marketing & Product Management for Motion Computing, Inc., a creator of tablet personal computers. From November 2002 to February 2005, Ms. Mansolf was Vice President of Worldwide Sales and Channel Marketing for Snap Appliance, Inc., a designer and manufacturer of NAS and SAN software and hardware products through the acquisition by Adaptec. The Snap division of Adaptec was acquired by us in June 2008. From December 2001 to November 2002 she was Vice President of Worldwide Sales and Marketing for Maxtor Corporation, a manufacturer of hard, external and portable drives. Prior to that time, Ms. Mansolf held key positions for Dell from 1997 to 2001, serving first as a Director of Marketing for Workstation Products and Services from June 1997 to April 1998 and later as an Area Vice President for the Large Corporate Accounts Division from May 1998 to December 2001. Prior to her tenure with Dell, she held sales management positions with Netpower Incorporated and Tandon Computer Corporation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Based solely on copies of these reports provided to us and written representations that no other reports were required, we believe that these persons met all of the applicable Section 16(a) filing requirements during fiscal 2010, with the exception of one late Form 4 filing for each of Ms. Mansolf and Messrs. Kelly, Gopal and McClendon.

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

Summary Compensation Table for Fiscal Year 2010

The table below summarizes, for the fiscal years ended June 27, 2010 and June 28, 2009, the total compensation paid to or earned by each of the individuals who served as our principal executive officer or our principal financial officer during fiscal 2010, and our two other most highly compensated executive officers for fiscal 2010 (referred to as our “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($) (1)		Bonus ($)		Option Awards ($) (2)		All Other Compensation ($) (3)	Total ($)

Eric L. Kelly (4)	2010	400,000		—		2,293,766		19,430	2,713,196
President and Chief Executive Officer	2009	167,692		—		185,188	(5)	119,496	472,376

Kurt L. Kalbfleisch	2010	214,327		—		327,946		29,921	572,194
Vice President of Finance, Chief Financial Officer and Secretary	2009	208,125		10,000	(6)	19,260		30,075	267,460

Jillian Mansolf (7)	2010	302,201	(8)	9,000		385,286		25,148	721,635
Vice President of Worldwide Sales and Marketing

Christopher Gopal (9)	2010	172,212		—		417,362		17,125	606,699
Vice President of Operations

(1)	As part of a cost reduction effort, the Compensation Committee instituted on January 8, 2009 a company-wide temporary 10% reduction in salaries for executive officers, employees, and members of the Board of Directors. The salaries for Ms. Mansolf and Messrs. Kelly and Gopal were established after the implementation of the 10% reduction and were not affected. Mr. Kalbfleisch’s salary was increased in February 2010, as described below, and such increase was not subject to the temporary reduction.

(2)	In accordance with recent changes in the SEC’s disclosure rules, amounts listed in the “Option Awards” column represent the fair value on the grant date of the option awards granted to our named executive officers during fiscal 2010 and fiscal 2009. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards in each fiscal year, see Note 10 to the consolidated financial statements included in our annual report on Form 10-K for the year ended June 27, 2010. Under general accounting principles, compensation expense with respect to option awards granted to our employees and directors is generally recognized over the vesting periods applicable to the awards. The SEC’s disclosure rules previously required that we present option award information for fiscal 2009 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards (which meant, in effect, that in any given year we could recognize for financial statement reporting purposes amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, the recent changes in the SEC’s disclosure rules require that we now present the option award amounts in the “Option Awards” column of the table above with respect to fiscal 2009 using the grant date fair value of the awards granted during the corresponding year (regardless of the period over which the awards are scheduled to vest). Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for option awards in fiscal 2009 differ from the amounts previously reported in our proxy statement for our 2009 annual meeting. As a result, each named executive officer’s total compensation amounts for fiscal 2009 differs from the amounts previously reported in our proxy statement for our 2009 annual meeting.

(3)	Amounts listed in this column for each named executive officer for fiscal 2010 reflect premiums we paid on their behalf for health insurance and term life insurance and certain out-of-pocket medical expenses we paid on their behalf (including health club memberships and personal training).

(4)	Mr. Kelly has served as our Chief Executive Officer since January 27, 2009 and President since January 5, 2010.

(5)	Due to a calculation error, this number was incorrectly reported as $112,469 in our proxy statement for the special meeting of shareholders filed with the SEC on March 31, 2010. The table above reflects the correct number.

(6)	This amount represents the fourth and final quarterly installment of a retention bonus and was paid in July 2008.

(7)	Ms. Mansolf joined the Company in July 2009.

(8)	Amount includes sales commissions of $82,509 earned in fiscal 2010.

(9)	Mr. Gopal joined the Company in September 2009.

Outstanding Equity Awards At Fiscal Year-End for Fiscal Year 2010

The following table provides information about the current holdings of stock options by our named executive officers at June 27, 2010 after giving effect to the one-for-three reverse stock split that we effected in December 2009. This table includes outstanding vested and unvested option awards. Each option award is shown separately for each named executive officer.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Eric Kelly	11/13/2007	6,000	—		5.31	11/13/2013
	12/9/2008	6,000	—		0.75	12/9/2014
	1/27/2009	141,666	158,333	(1)	0.78	1/27/2015
	2/18/2010	137,555	1,100,445	(2)	2.49	4/23/2016
Kurt L. Kalbfleisch	11/14/2000	1,666	—		29.25	11/14/2010
	6/25/2001	1,500	—		20.70	6/25/2011
	8/8/2002	833	—		29.16	8/8/2012
	5/22/2006	333	—		24.09	5/22/2016
	8/13/2007	25,000	—		4.86	8/13/2010
	2/14/2008	8,332	—		3.96	2/14/2011
	1/27/2009	33,333	—		0.78	1/27/2012
	2/18/2010	59,000	118,000	(3)	2.49	4/23/2016
Jillian Mansolf	7/16/2009	36,667	3,333	(4)	1.65	7/16/2015
	2/18/2010	59,452	118,904	(3)	2.49	4/23/2016
Christopher Gopal	9/8/2009	15,000	25,000	(5)	2.61	9/8/2015
	2/18/2010	59,452	118,904	(3)	2.49	4/23/2016

(1)	This option vests in equal monthly installments over a thirty-six month period following the grant date and expires six years from the date of grant.

(2)	This option vests in equal monthly installments over a thirty-six month period following the grant date and expires on April 23, 2016.

(3)	This option vests in equal monthly installments over a twelve month period following the grant date and expires on April 23, 2016.

(4)	This option vests in equal monthly installments over a twelve month period following the grant date and expires six years from the date of grant.

(5)	This option vests in equal monthly installments over a twenty-four month period following the grant date and expires six years from the date of grant.

Employment, Severance and Change in Control Agreements

Employment Agreements. The following describes the employment arrangements we have with our named executive officers.

Eric L. Kelly. On June 24, 2009, we entered into an employment agreement with Mr. Kelly, our President and Chief Executive Officer. The employment agreement provides for Mr. Kelly to earn a base salary of $400,000, which has been his base salary since his appointment as Chief Executive Officer on January 27, 2009. Mr. Kelly is eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by the Board of Directors or an authorized committee of the Board of Directors. The annual bonus target will be 100% of the greater of $400,000 or his base salary as of the end of the applicable fiscal quarter or year in which the bonus is earned. Mr. Kelly will have the opportunity to earn an annual bonus of up to 150% of the target bonus. If we terminate Mr. Kelly’s employment without cause or he resigns for good reason, dies or becomes disabled before the end of a fiscal quarter or year, he will be eligible to receive a prorated amount of the target bonus for the fiscal quarter or year in which his employment terminates. To the extent that any travel, lodging or auto expense reimbursements are taxable to Mr. Kelly, we will provide Mr. Kelly with a tax restoration payment so that Mr. Kelly will be put in the same after-tax position as if such reimbursements had not been subject to tax. The employment agreement has a three-year term and automatically renews for additional one-year terms unless one of the parties gives timely notice to terminate. We may unilaterally modify Mr. Kelly’s cash compensation at any time, subject to Mr. Kelly’s right to terminate his employment for good reason (as defined in the agreement).

The employment agreement provides that if we terminate Mr. Kelly’s employment without cause (as defined in the agreement) or if Mr. Kelly resigns from employment for good reason then we will be obligated to pay him an aggregate severance payment equal to the sum of (i) 150% of the greater of his then base salary or his original base salary, (ii) a portion of his target bonus prorated based on the number of days he was employed during the period on which the target bonus is based, (iii) an amount equal to the premiums he would be required to pay to continue health insurance coverage under our company’s insurance plans for himself and his eligible dependents under COBRA for 18 months following the date of his termination, and (iv) an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 18 months following his termination (reduced by the amount of any reimbursement for COBRA premiums as described in clause (iii) above). The severance payment will be made in equal monthly installments over 18 months in accordance with our regular payroll practices. In addition, Mr. Kelly will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards that would otherwise have vested during the 12-month period following his termination. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change in control. The severance benefits described above are contingent upon Mr. Kelly providing the company with a general release of all claims.

Kurt L. Kalbfleisch. On September 29, 2009, we entered into an employment and severance agreement with Kurt L. Kalbfleisch, our Vice President of Finance and Chief Financial Officer. This agreement supersedes and replaces Mr. Kalbfleisch’s retention agreement (described below) and provides for Mr. Kalbfleisch to earn a base salary of $225,000. Mr. Kalbfleisch’s salary was reduced by 10% in fiscal 2009 pursuant to our company-wide temporary salary reduction program. In February 2010, Mr. Kalbfleisch’s salary was increased to $240,000. Mr. Kalbfleisch is eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by the Board of Directors or an authorized committee of the Board of Directors. If we terminate Mr. Kalbfleisch’s employment without cause or he resigns his employment for good reason before the end of a fiscal quarter or year, he will be eligible to receive a prorated amount of the target bonus for the fiscal quarter or year in which his employment terminates. The agreement has a three-year term and automatically renews for additional one-year terms unless one of the parties timely gives notice to terminate. The company may unilaterally modify Mr. Kalbfleisch’s cash compensation at any time, subject to Mr. Kalbfleisch’s right to terminate his employment for good reason (as defined in the agreement).

The employment agreement provides that if we terminate Mr. Kalbfleisch’s employment without cause (as defined in the agreement) or if Mr. Kalbfleisch resigns from employment for good reason, then we will be obligated to pay him an aggregate severance payment equal to the sum of (i) the greater of his then annual base salary or his original base salary of $225,000, (ii) a portion of any target bonus prorated based on the number of days he was employed during the period on which the target bonus is based, (iii) an amount equal to the premiums he would be required to pay to continue health insurance coverage under our company’s insurance plans for himself and his eligible dependents under COBRA for 12 months following the date of his termination, and (iv) an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 12 months following his termination (reduced by the amount of any reimbursement for COBRA premiums as described in clause (iii) above). The severance payment will be made in equal monthly installments over the 12 months following termination of employment. In addition, Mr. Kalbfleisch will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards that would otherwise have vested during the 12-month period following his termination. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change in control. If such a termination of employment occurs within two years following a change in control of our company, then the severance benefits will generally be the same except that the cash severance will instead paid in a single lump sum on the sixtieth day after termination of employment and Mr. Kalbfleisch will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards. The agreement does not provide for a gross-up of any golden parachute excise taxes that may be imposed on Mr. Kalbfleisch. The severance benefits described above are contingent upon Mr. Kalbfleisch providing us with a general release of all claims.

Jillian Mansolf. As our Vice President of Worldwide Sales and Marketing, Ms. Mansolf is an at-will employee and her employment may be terminated by us for any reason, with or without notice. Ms. Mansolf currently earns an annual salary of $238,000. She is also eligible for quarterly commission earnings of $25,500 for a total compensation package equal up to $340,000 annually. Ms. Mansolf is also eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by the Board of Directors or an authorized committee of the Board of Directors. Ms. Mansolf’s offer letter provides that if her employment is terminated by the company without cause she is eligible to receive severance benefits consisting of six months of base salary plus earned commissions and twelve months of continued health benefits coverage.

Christopher Gopal. As our Vice President of Worldwide Operations, Mr. Gopal is an at-will employee and his employment may be terminated by us for any reason, with or without notice. In July 2010, we authorized an extended leave of absence (“LOA”) for Mr. Gopal. At the time of his LOA, Mr. Gopal earned an annual salary of $225,000 and was eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by the Board of Directors or an authorized committee of the Board of Directors. Mr. Gopal’s offer letter provides that if his employment is terminated by the company without cause he is eligible to receive severance benefits consisting of six months of base salary, six months bonus accrual and six months of continued health benefits coverage. Under the terms of Mr. Gopal’s LOA, he continues to receive his base salary and full benefits; however, in order to retain these full benefits, Mr. Gopal has agreed to forfeit one day of salary from his severance benefit for each day of his leave and one month of continued health benefits coverage for each month of his leave.

Retention Agreements. The following describes the severance arrangements we have with our named executive officers in the case of a change of control. For these purposes, the terms “cause,” “good reason” and “change in control” are defined in each executive’s retention agreement.

Eric L. Kelly. On June 24, 2009, we entered into a retention agreement with Mr. Kelly, which provides that he will receive a lump sum severance payment if, within 60 days before or two years following a change of control of our company, his employment is terminated by the company without cause or he resigns for good reason. The severance payment will equal 150% of the sum of Mr. Kelly’s base salary at the time of the consummation of the change of control or termination date or $400,000, whichever is higher, plus any annual target bonus. The retention agreement provides that (i) if Mr. Kelly elects to continue insurance coverage as provided by COBRA, we will reimburse him for an amount equal to the premiums he would be required to pay to continue health insurance coverage under our company’s insurance plans for himself and his eligible dependents under COBRA for 18 months following the date of his termination, and (ii) we will reimburse him for an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 18 months following his termination (reduced by the amount of any reimbursements for COBRA premiums as described in clause (i) above). We are required to reimburse Mr. Kelly for the estimated costs of these benefits in one lump sum payment on his termination date. In addition, Mr. Kelly will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change of control. The consideration payable to Mr. Kelly under the retention agreement is contingent upon him providing us a general release of claims.

The retention agreement provides limited protection to Mr. Kelly from the possible imposition of excise taxes under the Internal Revenue Code and any corresponding state tax provisions. If there is a change of control of our company on or before December 31, 2011, and if, as a result, Mr. Kelly becomes subject to a federal or state golden parachute excise tax, we are required to provide Mr. Kelly an excise tax restoration payment so that Mr. Kelly will be in the same after-tax position as if the excise tax was not imposed. The amount of the excise tax restoration payment may not exceed $2.5 million for a change of control that occurs in 2009, $1.0 million for a change of control that occurs during 2010, or $0.6 million for a change of control that occurs in 2011. No excise tax payment will be owed to Mr. Kelly with respect to a change of control that occurs after December 31, 2011.

We agreed to the excise tax restoration provisions of Mr. Kelly’s retention agreement in large part because Mr. Kelly’s compensation for service as a director of our company prior to his service as our Chief Executive Officer is taken into account for computing the “base amount” for calculation of excess parachute payments. In general, Mr. Kelly will be subject to excise taxes for compensation contingent upon a change of control if the amount of such compensation, which includes amounts attributed to the acceleration of stock options, equals or exceeds three times his base amount. For any change of control of our company that occurs after 2009, Mr. Kelly’s prior compensation as a director will be averaged with his compensation as our Chief Executive Officer, and such averaging would result in him having a base amount which is substantially less than his current compensation level. Our Compensation Committee determined that providing Mr. Kelly with the limited excise tax restoration benefit described above was essential to ensuring that the incentive compensation that Mr. Kelly may earn will fulfill its intended purpose.

Kurt L. Kalbfleisch. We entered into a retention agreement with Mr. Kalbfleisch effective July 23, 2007. This agreement generally provided that Mr. Kalbfleisch would receive a lump sum severance payment if, within two years of the consummation of a change of control of our company, his employment was terminated without cause or he resigned with good reason. These severance payments were based on Mr. Kalbfleisch’s base salary at the time of the consummation of the change of control or the termination date, whatever is higher, plus his target bonus for the year before the consummation of the change of control. The agreement provided that, upon a qualifying termination in connection with a change of control, Mr. Kalbfleisch would be entitled to receive an amount equal to his annual base salary, plus target bonus. If any portion of any payment under the retention agreement would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then that payment will be reduced to an amount that is one dollar less than the threshold for triggering the tax imposed by Section 4999 of the Internal Revenue Code. The agreement also provided that if Mr. Kalbfleisch elected to continue health insurance coverage as provided by COBRA, we would reimburse him for the amount of the premiums incurred by him for 12 months following the termination date.

Mr. Kalbfleisch’s amended and restated retention agreement has now been superseded and replaced by his Employment and Severance Agreement, dated September 29, 2009, as described above.

Jillian Mansolf. We entered into a retention agreement with Ms. Mansolf effective July 13, 2009. This agreement generally provides that Ms. Mansolf will receive a lump sum severance payment if, within two years of the consummation of a change of control of our company, her employment is terminated without cause or she resigns with good reason. These severance payments are based on Ms. Mansolf’s base salary and target commission at the time of the consummation of the change of control or the termination date, whichever is higher, plus her target bonus for the year before the consummation of the change of control. The agreement provides that, upon a qualifying termination in connection with a change of control, Ms. Mansolf is entitled to receive an amount equal to her annual base salary, target commissions plus target bonus. If any portion of any payment under the retention agreements would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then that payment will be reduced to an amount that is one dollar less than the threshold for triggering the tax imposed by Section 4999 of the Internal Revenue Code. The agreement also provides that if Ms. Mansolf elects to continue health insurance coverage as provided by COBRA, we would reimburse her for the amount of the premiums incurred by her for 12 months following the termination date.

Equity Awards Granted in Fiscal 2010

The “Option Awards” column of the “Summary Compensation Table for Fiscal Year 2010” above reflects the grant-date fair value (as determined for accounting purposes) of stock options granted to the named executive officers during fiscal 2010. Each of these options was granted under our 2009 Plan, except for “inducement options” granted to Ms. Mansolf in July 2009 and Mr. Gopal in September 2009 in connection with their commencing employment with our company. The terms of these inducement options are substantially similar to the terms of the options granted under the 2009 Plan during fiscal 2010. The 2009 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. Awards granted under the 2009 Plan are generally only transferable to a beneficiary of a named executive officer upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions, are not made for value.

Each option granted to our named executive officers in fiscal 2010 was granted with a per-share exercise price not less than the fair market value of a share of common stock on the grant date. Each of these options is subject to a vesting schedule as described in the footnotes to the “Outstanding Equity Awards at Year End for Fiscal 2010” table above. Once vested, each option will generally remain exercisable until its normal expiration date. Each of the options granted to the named executive officers in fiscal year 2010 has a term of six years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the named executive officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the named executive officer’s employment. As described above, the named executive officers may be entitled to accelerated vesting of their options in connection with a change in control of our company and/or a termination of their employment under certain circumstances pursuant to their employment and retention agreements with our company.

Employee Benefit Plans

401(k) Plan. In February 1994, we adopted our On-Track 401(k) Savings Plan that covers all of our eligible employees who are at least 21 years old. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer up to 60% of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. However, our named executive officers qualify as “highly compensated” employees and may only elect to defer up to 8.5% of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. Our 401(k) plan also has a “catch up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. During fiscal 2009, we matched 75% of the contributions on the first 6% of eligible compensation deferred by each of our 401(k) plan participants until October 19, 2008, at which time we temporarily suspended the company match. Company matching contributions under the plan vest at a rate of 25% per year at the employee’s annual service anniversary.

Director Compensation Table for Fiscal Year 2010

The following table provides compensation information for fiscal 2010 for each non-employee member of our Board of Directors. See “Summary Compensation Table for Fiscal Year 2010” below for information related to the compensation of Mr. Kelly who was a director in fiscal 2010 and who also served as an executive officer during the fiscal year.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)(3)	Total
Robert A. Degan	$40,925	$42,039	$82,964
Nora M. Denzel	$39,800	$42,039	$81,839
Scott McClendon	$49,750	$42,039	$91,789
William J. Miller (4)	$6,675	—	$6,675
Michael Norkus	$41,400	$42,039	$83,439

(1)	Effective January 2010, we implemented certain changes to our compensation program for members of our Board of Directors as described below.

(2)	In accordance with recent changes in the SEC’s disclosure rules, amounts listed in the “Option Awards” column represent the fair value on the grant date of the option awards granted during fiscal 2010. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, see Note 10 to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 27, 2010.

(3)	At fiscal 2010 end, the number of shares subject to outstanding option awards for each director were as follows: Mr. Degan—63,088, Ms. Denzel—34,422, Mr. McClendon—87,087, Mr. Miller—20,500, and Mr. Norkus—46,422.

(4)	Mr. Miller resigned from the Board of Directors in September 2009.

Overview of Non-Employee Director Compensation and Procedures

We compensate non-employee directors through cash and equity-based compensation. Prior to January 2010, each non-employee director received a quarterly retainer of $5,000, plus $2,500 for each meeting of the Board of Directors attended ($1,250 for meetings held telephonically). The Chairman of the Board of Directors received an additional retainer of $2,500 per quarter. Members of the Audit Committee and the Compensation Committee each received an additional retainer of $500 per quarter. Members of the Nominating and Governance Committee received $500 for each committee meeting attended ($250 for meetings held telephonically, with no fee being paid for meetings held the same day as a meeting of the Board of Directors). Beginning in January 2010, each non-employee director receives an annual retainer of $40,000 payable quarterly. The Chairman of the Board of Directors receives an additional $10,000 retainer annually. No additional fees are paid for attendance at meetings of the Board of Directors or committees. We also reimburse expenses incurred by non-employee directors to attend meetings.

In addition to the above fees, each non-employee director receives stock options to acquire shares of our common stock. Under the option grant formula provided in the company’s 2003 Equity Incentive Plan (the “2003 Plan”), each continuing non-employee director annually received a nonqualified stock option to purchase 6,000 shares on the same date as our annual meeting of shareholders. These options have a per share exercise price equal to the fair market value of a share of common stock on the date of grant and vest in equal monthly installments over a 12-month period from the grant date. Beginning in January 2010, the non-employee directors annually receive a grant of options to purchase shares of common stock with a value of $50,000 (based on the value of our common stock on the grant date). These options have a per share exercise price equal to the fair market value of a share of common stock on the date of grant, vest in equal monthly installments over a 12-month period from the grant date and have a six year term. For the sake of clarity, these annual option grants are in lieu of and replace the formula grant otherwise applicable under the 2003 Plan.

On January 4, 2010, Ms. Denzel and Messrs. Degan, McClendon and Norkus each received an annual option grant to purchase 22,422 shares at a per share exercise price of $2.23.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table outlines the ownership of our common stock as of September 28, 2010 (except as otherwise indicated below) by:

•	each of our directors and nominees for director;

•	each of our named executive officers;

•	all current directors and executive officers as a group; and

•	every person or entity that we know beneficially owns more than 5% of our outstanding common stock.

This table is based upon information supplied by executive officers, directors and principal shareholders and filings with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Beneficial Ownership
Beneficial Owner +	Shares of Common Stock Currently Owned		Shares Acquirable Within 60 Days (1)		Total Shares of Common Stock Owned	Percent of Class (2)
5% Shareholders
Special Situations Fund 527 Madison Avenue, Suite 600 New York, NY 10022	3,224,329	(3)	4,544,691	(3)	7,769,020	50.1%
Stephens Investment Management LLC One Ferry Building, Suite 255 San Francisco, CA 94111	925,305	(4)	802,004	(4)	1,727,309	14.7%

Executive Officers and Directors
Robert A. Degan	666	(5)	59,351		60,017	*
Nora M. Denzel	666		30,685		31,351	*
Christopher Gopal	18,964		183,833		202,797	1.8%
Kurt L. Kalbfleisch	0		178,747		178,747	1.6%
Eric Kelly	49,975	(6)	574,339		624,314	5.4%
Jillian Mansolf	22,760	(7)	205,847		228,607	2.0%
Scott McClendon	180,963	(8)	110,083		291,046	2.6%
Michael Norkus	2,333		42,685		45,018	*
Current directors and executive officers as a group (9 persons)	276,327		1,531,141		1,807,468	14.5%

*	Less than 1%

+	Except as otherwise indicated, the address for each beneficial owner is 9112 Spectrum Center Boulevard, San Diego, CA, 92123.

(1)	With respect to 5% shareholders, includes shares of common stock which could be acquired upon exercise of outstanding warrants. See footnotes (3) and (4) for a description of shares which could be acquired upon exercise of outstanding warrants by each of Special Situations Fund and Stephens Investment Management LLC, respectively. With respect to executive officers and directors, includes shares of common stock which could be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of September 28, 2010 and with respect to Ms. Mansolf and Messrs. Gopal, Kelly and McClendon, shares of common stock which could be acquired upon exercise of outstanding warrants.

(2)	Based on 10,952,312 shares of common stock outstanding on September 28, 2010, and calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.

(3)	The number of common shares currently owned (“Shares”) and the number of common shares acquirable within 60 days pursuant to warrants (“Warrant Shares”) includes 1,327,667 Shares and 1,871,348 Warrant Shares held directly by Special Situations Fund III Q.P., L.P., 948,331 Shares and 1,336,667 Warrant Shares held directly by Special Situations Private Equity Fund, L.P., 132,765 Shares and 187,134 Warrant Shares held directly by Special Situations Technology Fund, L.P. and 815,556 Shares and 1,149,542 held directly by Special Situations Technology Fund II, L.P. MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III, QP, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the investment adviser to the Special Situations Fund III, QP, L.P., the Special Situations Technology Fund, L.P., the Special Situations Technology Fund II, L.P. and the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.

(4)	The number of common shares currently owned (“Shares”) and the number of common shares acquirable within 60 days pursuant to warrants (“Warrant Shares”) include 325,634 Shares and 267,334 Warrant Shares held directly by Orphan Fund, L.P. (“Orphan Fund”), 195,171 Shares and 133,667 Warrant Shares held directly by Nanocap Fund, L.P. (“Nanocap Fund”) and 404,500 Shares and 401,003 Warrant Shares held directly by Stephens Industry II, L.P. (“Industry Fund”). Stephens Investment Management, LLC (“SIM”) serves as general partner and investment manager for Orphan Fund, Nanocap Fund and Industry Fund. SIM and Paul Stephens, Brad Stephens and Bart Stephens, as managing members and owners of SIM, may be deemed to beneficially own the securities owned by Orphan Fund, Nanocap Fund and Industry Fund, insofar as they may be deemed to have the power to direct the voting or disposition of such securities. Each of SIM and Messrs. Stephens disclaim beneficial ownership as to such securities, except to the extent of its or his pecuniary interest therein.

(5)	Includes 333 shares of common stock held by Mr. Degan’s wife.

(6)	Includes 49,309 shares of common stock owned by Mr. Kelly through his family trust.

(7)	Represents shares of common stock owned by Ms. Mansolf through her family trust.

(8)	Represents 147,297 shares of common stock owned by Mr. McClendon through his family trust, 33,333 shares through his self-directed IRA and 333 shares held by his wife.

We are aware of no arrangements, including any pledge by any person of our common stock, the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans at June 27, 2010.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by our shareholders (1)	3,004,342	$3.40	2,170,241
Equity compensation plans not approved by our shareholders (2)	332,337	$2.44	0

Total	3,336,679	$3.30	2,170,241

(1)	Of the aggregate number of shares that remained available for future issuance reported in column (c), 2,013,811 were available under the 2009 Plan and 156,430 were available under the 2006 Employee Stock Purchase Plan. The 2009 Plan permits the granting of the following types of incentive awards: (1) stock options, (2) stock appreciation rights, (3) restricted shares, and (4) stock units.

(2)	These figures represent options to purchase 6,203 shares of our common stock granted under our 2001 Supplemental Stock Option Plan (the “2001 Plan”) and options to purchase 326,134 shares of our common stock granted to certain employees (including Ms. Mansolf and Mr. Gopal) as an inducement to their commencing employment with our company (the “Inducement Options”). The 2001 Plan is administered by the Compensation Committee and provides for grants of stock options to employees and consultants who are not officers or directors of our company. Our ability to grant new awards under the 2001 Plan terminated in November 2003. The Inducement Options were not granted under a plan and are administered by the Compensation Committee. The 2001 Plan options and the Inducement Options are generally subject to the same terms as options granted during fiscal 2010 under the 2009 Plan as described above under “Equity Awards Granted in Fiscal 2010.” Each of the 2001 Plan options has a ten-year term and the Inducement Options have a six-year term and is subject to earlier termination on a termination of the optionee’s employment or a change in control of our company. These options generally may not be transferred by the optionee.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Indemnification of Our Executive Officers and Directors

Our executive officers and directors are entitled to be indemnified under our articles of incorporation and bylaws to the fullest extent permitted under California law. We have also entered into indemnification agreements with each of our executive officers and directors.

Director Independence

The Board of Directors, upon the recommendation of the Nominating and Governance Committee, has affirmatively determined that Ms. Denzel and Messrs. Degan, McClendon and Norkus are independent directors within the meaning of NASDAQ Marketplace Rule 5605(a)(2). Mr. Kelly does not meet the independence requirements under NASDAQ Marketplace Rule 5605(a)(2) because he is our President and Chief Executive Officer. In the course of determining whether Ms. Denzel and Messrs. Degan, McClendon and Norkus were independent under NASDAQ Marketplace Rule 5605(a)(2), the Board of Directors considered the following transactions, relationships and arrangements not required to be disclosed in “Certain Relationships and Related Party Transactions”:

•	Although Mr. McClendon served as our Interim President and Chief Executive Officer from November 2006 through August 2007, he is not automatically disqualified from being an independent director under NASDAQ Marketplace Rule 5605(a)(2) because he served in these interim positions for less than one year. In August 2007, the Board of Directors, upon the recommendation of the Nominating and Governance Committee, found that Mr. McClendon, upon his resignation from the interim positions, had no relationship with our company which, in the opinion of the Board of Directors, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.	Principal Accounting Fees and Services.

Independent Registered Public Accountants Fees

The following table summarizes the aggregate fees billed to the company by its former independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”) for the fiscal year ended June 28, 2009 and by its current independent registered public accounting firm, Moss Adams LLP (“Moss Adams”) for the fiscal year ended June 27, 2010.

	2009	2010
Audit Fees (1)	$818,858	$651,000
Audit-Related Fees (2)	4,950	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0

Total	$823,808	$651,000

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, which were provided by PwC and Moss Adams in connection with statutory and regulatory filings or engagements.

(2)	“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In fiscal year 2009, these services included accounting consultations in connection with transactions. There were no such services rendered to us by Moss Adams during fiscal year 2010.

(3)	“Tax Fees” consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning. There were no such services rendered to us by PwC during fiscal year 2009 or by Moss Adams during fiscal year 2010.

(4)	“All Other Fees” consist of fees for products and services other than the services reported above. There were no such services rendered to us by PwC during fiscal year 2009 or by Moss Adams during fiscal year 2010.

Pre-Approval Policies and Procedures

As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the Audit Committee, which considers whether the provision of non-audit services is compatible with maintaining such firm’s independence. All services provided by PwC during fiscal year 2009 and Moss Adams during fiscal year 2010 were pre-approved by the Audit Committee. The Audit Committee has considered the role of Moss Adams in providing services to us for the fiscal year ended June 27, 2010 and has concluded that such services are compatible with their independence as our auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statements:

Previously filed.

Exhibit Index:

2.1	Asset Purchase Agreement dated June 27, 2008 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed July 3, 2008). ++

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.2	Certificate of Amendment of Articles of Incorporation dated November 15, 2005 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2006).

3.3	Certificate of Amendment of Articles of Incorporation dated December 12, 2008 (incorporated by reference to the Company’s Form 10-Q filed February 11, 2009).

3.4	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation dated December 8, 2009 (incorporated by reference to the Company’s Form 8-K filed December 8, 2009).

3.5	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock dated February 19, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

3.6	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation dated April 28, 2010 (incorporated by reference to the Company’s Form 8-K filed April 29, 2010).

3.7	Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock dated April 29, 2010 (incorporated by reference to the Company’s Form 8-K filed May 5, 2010).

3.8	Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

3.9	Certificate of Amendment of Bylaws (incorporated by reference to the Company’s Form 8-K filed April 30, 2007).

4.1	Specimen stock certificate (incorporated by reference to the Company’s Form 10-Q filed February 10, 2010).

4.2	Form of Common Stock Purchase Warrant dated February 18, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

4.3	Form of Registration Rights Agreement dated February 22, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

4.4	Shareholder Rights Agreement dated August 22, 2005 between Overland and Wells Fargo Bank, N.A., as Transfer Agent (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

4.5	Common Stock Purchase Warrant between Overland and Roth Capital Partners, LLC dated November 4, 2009 (incorporated by reference to the Company’s Form 10-Q dated February 10, 2010).

10.1	San Diego Headquarters Facility Lease dated October 12, 2000 between Overland and LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-Q filed February 14, 2001).

10.2	First Amendment to Lease dated January 18, 2001 between Overland and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.3	Second Amendment to Lease dated March 8, 2001 between Overland and LBA Overland, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.4	Third Amendment to Lease dated June 30, 2010 between Overland and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC). **

10.5	Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004). +

10.6	Addendum to Product Purchase Agreement No. 1585-042103 effective July 30, 2006 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-K filed September 15, 2006).

10.7	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated December 15, 2007 (incorporated by reference to the Company’s Form 10-Q filed May 1, 2008). +

10.8	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated October 29, 2008 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.9	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated April 6, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.10	Account Transfer and Purchase Agreement dated November 26, 2008 between Overland and Marquette Commercial Finance, a division of Marquette Business Credit, Inc. (incorporated by reference to the Company’s Form 8-K filed December 3, 2008).

10.11	Sale of Accounts and Security Agreement by and between Overland and Faunus Group International, Inc. dated March 18, 2009 (incorporated by reference to the Company’s Form 8-K filed March 27, 2009).

10.12	Multi-Party Agreement by and between Overland, Marquette Commercial Finance a division of Marquette Business Credit, Inc. and Faunus Group International, Inc. dated March 18, 2009 (incorporated by reference to the Company’s Form 10-Q filed May 13, 2009).

10.13	Secured Promissory Note by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.14	Amended and Restated Secured Promissory Note by and between Overland and Anacomp, Inc. dated as of April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed November 12, 2009).

10.15	Security Agreement by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.16	Intellectual Property Security Agreement by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.17	Promissory Note dated June 27, 2008 issued by Overland to Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed May 22, 2009).

10.18	Amendment No. 1 to Promissory Note entered into as of May 20, 2009 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed May 22, 2009).

10.19	Security Agreement dated June 27, 2008 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.20	Amended and Restated Security Agreement dated November 28, 2008 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.21*	Form of Indemnification Agreement entered into between Overland and each of its directors and officers (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.22*	Amended and Restated Retention Agreement dated September 27, 2007 between Overland and Vernon A. LoForti (incorporated by reference to the Company’s Form 8-K filed October 1, 2007).

10.23*	Retention Agreement between Overland and Eric Kelly dated June 24, 2009 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2010).

10.24*	Retention Agreement between Overland and Jillian Mansolf dated July 13, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.25*	Employment letter between Overland and Jillian Mansolf dated June 23, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.26*	Employment letter between Overland and Christopher Gopal dated August 20, 2009 (incorporated by reference to the Company’s Form 10-Q filed November 12, 2009).

10.27*	Amended and Restated Employment Agreement dated September 27, 2007 with Vernon A. LoForti (incorporated by reference to the Company’s Form 8-K filed October 1, 2007).

10.28*	Employment Agreement dated June 24, 2009 with Eric Kelly (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.29*	Employment and Severance Agreement between Overland and Kurt L. Kalbfleisch dated September 29, 2009 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2010).

10.30*	Severance Agreement and Release between Overland and Vernon A. LoForti dated September 28, 2009 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2010).

10.31*	Second Amendment to 1995 Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.32*	First Amendment to 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-41754) filed July 19, 2000).

10.33*	Form of Stock Option Agreement for options granted under the 1997 Executive Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.34*	2000 Stock Option Plan, as amended and restated (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.35*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan (incorporated by reference to the Company’s Form 10-Q filed May 15, 2001).

10.36*	2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-75060) filed December 13, 2001).

10.37*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.38*	Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 8-K filed November 16, 2007).

10.39*	Amendment to 2003 Equity Incentive Plan effective as of January 27, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.40*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.41*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.42*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.43*	Form of Restricted Stock Agreement for restricted stock granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10K filed September 15, 2005).

10.44*	Form of Stock Option Agreement for Inducement Options granted to executive officers (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.45*	2006 Employee Stock Purchase Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-139064) filed December 1, 2006).

10.46*	Form of Stock Option Cancellation Agreement dated September 27, 2007 between Overland and Robert Degan, Robert Farkaly, W. Michael Gawarecki, Kurt L. Kalbfleisch, Vernon A. LoForti, Scott McClendon, Michael Norkus and Robert Scroop (incorporated by reference to the Company’s Form 10-Q filed February 1, 2008).

10.47*	2009 Equity Incentive Plan.***

10.48*	Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to senior officers under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.49*	Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.50*	Form of Notice of Restricted Stock Award and Restricted Stock Agreement for restricted stock given to senior officers or outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.51*	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for restricted stock units given to senior officers or outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.52	Form of Purchase Agreement dated February 18, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

10.53	Underwriting Agreement, dated October 30, 2009 between Overland and Roth Capital Partners, LLC. (incorporated by reference to the Company’s Form 8-K filed November 4, 2009).

10.54*	Executive Bonus Plan. **

16.1	Letter of PricewaterhouseCoopers LLP dated October 14, 2009 (incorporated by reference to the Company’s Form 8-K filed October 16, 2009).

21.1	Subsidiaries of the Company. **

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm. ***

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. **

24.1	Power of Attorney (included on signature page). **

31.1	Certification of Eric L. Kelly, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer. **

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

++	Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of the omitted schedules and similar attachments will be provided supplementally to the SEC upon request.

*	Management contract or compensation plan or arrangement.

**	Previously filed.

***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERLAND STORAGE, INC.

Dated: October 25, 2010	By:	/s/ ERIC L. KELLY
Eric L. Kelly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in their capacities and on the date indicated.

Signature	Title	Date

/s/ ERIC L. KELLY Eric L. Kelly	President, Chief Executive Officer and Director (Principal Executive Officer)	October 25, 2010

* Kurt L. Kalbfleisch	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	October 25, 2010

* Robert A. Degan	Director	October 25, 2010

* Nora Denzel	Director	October 25, 2010

* Scott McClendon	Chairman of the Board	October 25, 2010

* Michael Norkus	Director	October 25, 2010

/s/ ERIC L. KELLY Eric L. Kelly Attorney-in-Fact