Form 10-Q
period 2010-10-03
OVERLAND STORAGE INC
filed 2010-11-12
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

Commission File Number: 000-22071

OVERLAND STORAGE, INC.

(Exact name of registrant as specified in its charter)

California	95-3535285
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9112 Spectrum Boulevard, San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

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

As of November 2, 2010, there were 10,952,312 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended October 3, 2010

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2010	2009
	(Unaudited)
Net revenue:
Product revenue	$11,817	$13,357
Service revenue	5,603	5,763
Royalty fees	153	193

	17,573	19,313
Cost of product revenue	10,603	11,266
Cost of service revenue	2,818	2,839

Gross profit	4,152	5,208
Operating expenses:
Sales and marketing	4,596	4,274
Research and development	1,754	1,457
General and administrative	3,560	2,679

	9,910	8,410

Loss from operations	(5,758)	(3,202)
Other (expense) income:
Interest income	—	32
Interest expense	(366)	(416)
Other expense, net	(356)	(34)

Loss before income taxes	(6,480)	(3,620)
Provision for income taxes	18	72

Net loss	$(6,498)	$(3,692)

Net loss per share:
Basic and diluted	$(0.59)	$(0.87)

Shares used in computing net loss per share:
Basic and diluted	10,942	4,259

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets

(In thousands)

	September 30, 2010	June 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,293	$8,852
Accounts receivable, net of allowance for doubtful accounts of $434 and $411, as of September 30, 2010 and June 30, 2010, respectively	6,141	7,062
Accounts receivable pledged as collateral	5,631	6,195
Inventories	10,676	9,941
Other current assets	6,734	6,551

Total current assets	33,475	38,601
Property and equipment, net	854	804
Intangible assets, net	3,368	3,492
Other assets	1,570	1,428

Total assets	$39,267	$44,325

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$11,633	$9,789
Accrued liabilities	16,467	17,192
Accrued payroll and employee compensation	1,961	1,848
Income taxes payable	67	120
Accrued warranty	1,893	2,098
Debt	4,066	5,171

Total current liabilities	36,087	36,218
Other long-term liabilities	5,652	5,441

Total liabilities	41,739	41,659
Commitments and contingencies (Note 7)
Shareholders’ (deficit) equity:
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	—	—
Common stock, no par value, 45,100 shares authorized; 10,952 and 10,886 shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	86,758	85,709
Accumulated other comprehensive loss	(669)	(980)
Accumulated deficit	(88,561)	(82,063)

Total shareholders’ (deficit) equity	(2,472)	2,666

Total liabilities and shareholders’ (deficit) equity	$39,267	$44,325

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statements of Cash Flows

(In thousands)

	Three months ended September 30,
	2010	2009
	(Unaudited)
Operating activities:
Net loss	$(6,498)	$(3,692)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	377	445
Share-based compensation	1,034	122
Changes in operating assets and liabilities:
Accounts receivable	920	507
Accounts receivable pledged as collateral	564	28
Inventories	(735)	750
Accounts payable and accrued liabilities	857	700
Accrued interest expense	(23)	33
Accrued payroll and employee compensation	58	34
Other assets and liabilities, net	229	41

Net cash used in operating activities	(3,217)	(1,032)
Investing activities:
Capital expenditures	(141)	(11)
Purchase of intangible assets	(150)	—

Net cash used in investing activities	(291)	(11)
Financing activities:
Proceeds from exercise of stock options and ESPP purchases	15	1
Repayment of accounts receivable pledged as collateral, net	(389)	(4)
Repayment of principal on long-term debt	(693)	(415)

Net cash used in financing activities	(1,067)	(418)
Effect of exchange rate changes on cash	16	2

Net decrease in cash and cash equivalents	(4,559)	(1,459)
Cash and cash equivalents, beginning of period	8,852	5,456

Cash and cash equivalents, end of period	$4,293	$3,997

See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

Financial Statement Preparation

The accompanying interim consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the Company) have been prepared by Overland Storage, Inc., without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated condensed balance sheet as of June 30, 2010, was derived from the audited financial statements at that date but may not include all disclosures required by U.S. GAAP. The Company operates its business in one operating segment.

The Company operates and reports using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. For ease of presentation, the Company’s last fiscal year is considered to end June 30, 2010 and the Company’s first quarter of fiscal 2011 is considered to end September 30, 2010. For example, references to the quarter ended September 30, 2010, the three months ended September 30, 2010, or the first quarter of fiscal 2011 refer to the fiscal quarter ended October 3, 2010. The first quarter of fiscal 2011 and the first quarter of fiscal 2010 included 14 and 13 weeks, respectively.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company’s consolidated condensed results of operations, financial position and cash flows as of September 30, 2010 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010. The results reported in these consolidated condensed financial statements for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company has incurred losses for its last five fiscal years and negative cash flows from operating activities for its last four fiscal years. As of September 30, 2010, the Company had an accumulated deficit of $88.6 million. During the first quarter of fiscal 2011, the Company incurred a net loss of $6.5 million. Through calendar 2010, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies. In March 2009, the Company entered into a foreign non-original equipment manufacturer (non-OEM) accounts receivable financing agreement with Faunus Group International. In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement with Marquette Commercial Finance.

The Company projects that cash on hand and funding available under the Company’s non-OEM accounts receivable financing agreements may be sufficient to allow it to continue operations at current levels through the end of calendar 2010. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on the Company’s non-OEM accounts receivable financing arrangements, could have a material adverse affect on the Company’s ability to access the level of funding necessary to continue operations at current levels for the remainder of calendar 2010 and fiscal 2011. If any of these events occur or the Company is not able to secure adequate funding during this year, the Company may be forced to make further reductions in spending, may be forced to further extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable (pledged and non-pledged), accounts payable and a note payable. The carrying value of accounts receivable and accounts payable approximates their fair value due to the short-term nature of the account. In addition, the carrying amount of the Company’s note payable approximates its fair value as the interest rate of the note payable is substantially comparable to rates offered for similar debt instruments. The Anacomp note payable was paid in full during the first quarter of fiscal 2011 (Note 10).

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

The following table summarizes the activity and balances of accrued restructuring charges through September 30, 2010 (in thousands):

	Employee Related	Facilities	Total
Balance at June 30, 2010	$91	$8	$99
Cash payments	(91)	(8)	(99)

Balance at September 30, 2010	$—	$—	$—

NOTE 3 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes inventories (in thousands):

	September 30, 2010	June 30, 2010
Raw materials	$4,459	$5,010
Work in process	526	73
Finished goods	5,691	4,858

	$10,676	$9,941

The following table summarizes other current assets (in thousands):

	September 30, 2010	June 30, 2010
Prepaid third-party service contracts	$4,943	$5,121
Short-term deposits	715	489
VAT receivable	411	298
Prepaid insurance and services	388	301
Income tax receivable	63	46
Other	214	296

	$6,734	$6,551

The following table summarizes other assets (in thousands):

	September 30, 2010	June 30, 2010
Deferred service contracts	1,407	1,275
Other	163	153

	$1,570	$1,428

The following table summarizes accrued liabilities (in thousands):

	September 30, 2010	June 30, 2010
Deferred revenue – Service contracts	$10,399	$11,026
Accrued expenses	2,391	2,696
Third-party service contracts payable	2,210	1,889
Deferred revenue – Distributors	798	942
Accrued market development funds	553	544
Other	116	95

	$16,467	$17,192

The following table summarizes other long-term liabilities (in thousands):

	September 30, 2010	June 30, 2010
Deferred revenue – Service contracts	$4,022	$3,684
Deferred rent	1,025	1,103
Third-party service contracts payable	428	455
Other	177	199

	$5,652	$5,441

NOTE 4 — NET LOSS PER SHARE

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

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three months ended September 30,
	2010	2009
Options outstanding and ESPP share purchase rights	3,079	1,126
Common stock purchase warrants	6,658	—

NOTE 5 — COMPREHENSIVE LOSS

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized gains on available-for-sale securities, which are charged or credited to accumulated other comprehensive loss within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three months ended September 30,
	2010	2009
Net loss	$(6,498)	$(3,692)
Foreign currency translation adjustments	311	53
Unrealized gain on available-for-sale securities	—	197

Total comprehensive loss	$(6,187)	$(3,442)

NOTE 6 — INCOME TAXES

The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company did not record any material amounts of interest or penalties through September 30, 2010.

The Company is subject to taxation in the United States and in various state and foreign tax jurisdictions. Generally, the Company’s tax years for fiscal 2006 and forward are subject to examination by the U.S. federal tax authorities.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue
Liability at June 30, 2010	$2,098	$14,274
Settlements made during the period	(340)	(4,517)
Change in liability for warranties issued during the period	452	4,135
Change in liability for preexisting warranties	(317)	—

Liability at September 30, 2010	$1,893	$13,892

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at September 30, 2010 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

NOTE 8 — INTANGIBLE ASSETS

Intangible assets, net, primarily consist of the intangible assets acquired in the June 2008 acquisition of Snap Server. The identifiable intangible assets acquired in the Snap Server acquisition consist of existing and core technology (acquired technology), which has been assigned an estimated useful life of four years, and customer contracts and trade names, which have been assigned an estimated useful life of six years. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.

In the first quarter of fiscal 2011, the Company purchased intangible assets for $150,000. The identifiable intangible assets acquired consist of existing and core technology (acquired technology), which has been assigned an estimated useful life of three years. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.

The following table summarizes intangible assets (in thousands):

	September 30, 2010	June 30, 2010
Acquired technology	$1,928	$1,778
Customer contracts and trade names	3,853	3,853

	5,781	5,631
Less: Accumulated amortization	(2,413)	(2,139)

	$3,368	$3,492

Amortization expense of intangible assets was $0.3 million during the first quarters of both fiscal 2011 and 2010. Estimated amortization expense for intangible assets is $0.8 million during the remainder of fiscal 2011 and $1.1 million, $0.7 million and $0.6 million in fiscal 2012, 2013 and 2014, respectively.

NOTE 9 — EQUITY

Issuance of Stock Options

2009 Equity Incentive Plan

In August 2010, the Company granted stock options to employees to acquire, in the aggregate, 255,900 shares of common stock with an exercise price of $1.53 per share. These options vest over three years and expire on the sixth anniversary of the grant.

Employee Stock Purchase Plan

During the first quarter of fiscal 2011 and 2010, the Company issued 715 and 500, respectively, shares of common stock purchased through the Company’s 2006 employee stock purchase plan.

Common Stock Exercises

During the first quarter of fiscal 2011, the Company issued 16,172 shares of common stock upon exercise of outstanding stock options for proceeds of approximately $14,000. During the first quarter of fiscal 2010 there were no options exercised.

NOTE 10 – DEBT

The components of the Company’s outstanding debt are as follows (in thousands):

	September 30, 2010	June 30, 2010
Obligation under Marquette Commercial Finance Financing Agreement	$2,199	$2,612
Obligation under Faunus Group International Financing Agreement	1,867	1,848
Note payable to Anacomp, Inc., including accrued interest	—	711

	$4,066	$5,171

MCF Financing Agreement

In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement (the MCF Financing Agreement) with Marquette Commercial Finance (MCF). Under the terms of the MCF Financing Agreement, the Company may offer to sell its accounts receivable to MCF each month during the term of the MCF Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million in gross receivables submitted, or $6.3 million in net amounts funded based upon a 70.0% advance rate. The MCF Financing Agreement may be terminated by either party with 30 days written notice. The Company is not obligated to offer accounts in any month, and MCF has the right to decline to purchase any offered accounts (invoices). Net amounts funded by MCF as of September 30, 2010 and June 30, 2010, based upon a 70.0% advance rate, were $2.2 million and $2.6 million, respectively.

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

The Company accounts for the sale of receivables under the MCF Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $5.6 million and $6.2 million as of September 30, 2010 and June 30, 2010, respectively, includes $3.1 million and $3.7 million, respectively, of gross receivables that have been designated as “sold” to MCF. Such receivables serve as collateral for short-term debt in the amount of $2.2 million and $2.6 million, excluding accrued interest, as of September 30, 2010 and June 30, 2010, respectively.

The Company was in compliance with the terms of the MCF Financing Agreement at September 30, 2010. The Company continues to monitor compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. A significant increase in rebates claimed as a percentage of the Company’s gross collections could lead to the Company’s failure to satisfy the dilution covenant. The Company was not in compliance with the dilution covenant in October 2010. Based upon the Company’s current operating assumptions, the Company expects to regain and retain compliance with the permissible dilution covenant throughout the remainder of fiscal 2011.

FGI Financing Agreement

In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement (the FGI Financing Agreement) with Faunus Group International (FGI). Under the terms of the FGI Financing Agreement, the Company may offer to sell its foreign non-OEM accounts receivable to FGI each month during the term of the FGI Financing Agreement, up to a maximum amount outstanding at any time of $5.0 million in gross accounts receivable submitted, or $3.75 million in net amounts funded based upon a 75.0% advance rate. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company pays FGI a monthly collateral management fee equal to 1.09% of the average monthly balance of accounts purchased by FGI. In addition, FGI charges the Company interest on the daily net funds employed at a rate equal to the greater of (i) 7.5% or (ii) 3.0% above FGI’s prime rate. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. Net amounts funded by FGI as of September 30, 2010 and June 30, 2010, based upon a 75.0% advance rate, were $1.9 million.

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

The Company accounts for the sale of accounts receivable under the FGI Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $5.6 million and $6.2 million as of September 30, 2010 and June 30, 2010, respectively, includes $2.5 million of gross accounts receivable that have been designated as “sold” to FGI. Such receivables serve as collateral for short-term debt in the amount of $1.9 million as of September 30, 2010 and June 30, 2010.

The Company was in compliance with the terms of the FGI Financing Agreement at September 30, 2010. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the terms of the FGI Financing Agreement throughout the remainder of fiscal 2011.

Note Payable to Anacomp

In April 2009, the Company entered into a secured promissory note with Anacomp, Inc. (Anacomp), one of the Company’s authorized service providers. The Anacomp note represents a conversion of accounts payable owed by the Company to Anacomp that accumulated primarily during the third quarter of fiscal 2009, during which time the Company was negotiating an extension and other terms under its agreement with Anacomp. The Anacomp note, as amended and restated to reflect the actual accounts payable due, is in the amount of $2.3 million and accrues simple interest at 12.0% per annum. The Anacomp note was repaid in full in the first quarter of fiscal 2011.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) became effective for the Company beginning the first quarter of fiscal 2011. As a result of the adoption of these new revenue recognition standards, products which contain both hardware and software components, and for which the Company had previously concluded that the software was more than incidental, sales of these products are no longer within the scope of software revenue recognition guidance as the hardware and software components function together to deliver the product’s essential functionality. For any multiple element arrangement, the Company allocates the relative fair value to each component. The adoption of the provisions of these updates did not have a material impact on its results of operations, financial position or cash flows.

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

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our ability raise outside capital to adequately fund our operations and to service and repay debt as it comes due to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs; the continued availability of our non-OEM accounts receivable financing arrangements; our ability to achieve the intended cost savings and maintain quality with our new manufacturing partner; our ability to generate cash from operations; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to maintain the listing of our common stock on The NASDAQ Capital Market (Capital Market); customers’, suppliers’ and creditors’ perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors,” in Item 1A of Part II of this report, and set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2010 file with the Securities and Exchange Commission (SEC) on September 24, 2010 under the caption “Risk Factors” in Item 1A of Part I, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Per share amounts herein have been adjusted to give effect to the December 8, 2009 one-for-three reverse stock split.

We are a trusted global provider of unified data management and data protection solutions designed to enable small and medium enterprises (SMEs), corporate departments and small and medium businesses (SMBs) to anticipate and respond to change. Whether an organization’s data is distributed around the corner or across continents, our solutions tie it all together for easy and cost-effective management of different tiers of information over time. We enable companies to expend fewer resources on information technology (IT) allowing them to focus on being more responsive to the needs of their customers.

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

Overview

This overview discusses matters on which we primarily focus in evaluating our financial position and operating performance.

Generation of revenue. We generate the majority of our revenue from sales of our data protection products. The balance of our revenue is provided by selling maintenance contracts and rendering related services, selling spare parts, and earning royalties on our licensed technology. The majority of our sales are generated through our branded channel which includes systems integrators and value-added resellers (VARs), with the remainder from our private label arrangements with original equipment manufacturers (OEMs).

Business Transition. In August 2005, we announced that our largest OEM customer, Hewlett Packard Company (HP), had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the alternate supplier’s new product line during the first quarter of calendar year 2006, which decreased our sales to HP. However, in mid-2007 HP re-launched its tape automation products containing our product with support for HP’s new LTO-4 tape drives, causing a slowdown in the rate of replacement of our products by the alternate supplier’s product. Although we believe that our sales to HP will continue to decline, in the fourth quarter of fiscal 2009 we extended our supply agreement with HP until July 2012 with automatic renewals for three successive one-year periods unless earlier terminated by either party. In the first quarter of fiscal 2011, revenue from HP decreased 5.7% compared with the first quarter of fiscal 2010.

During the first quarter of fiscal 2011, we continued to experience decreased revenues. We believe customers have delayed purchases or chose not to purchase for a number of reasons, including, among others, (i) the uncertainty of the world economy and a general decrease in IT spending and (ii) a reluctance by some customers to purchase our products due to weakness in our financial condition.

Due in large part to the overall decline in HP revenue, we reported net revenue of $17.6 million for the first quarter of fiscal 2011, compared with $19.3 million for the first quarter of fiscal 2010. The decline in net revenue resulted in a net loss of $6.5 million, or $0.59 per share, for the first quarter of fiscal 2011 compared with a net loss of $3.7 million, or $0.87 per share, for the first quarter of fiscal 2010. Revenue from HP represented approximately 19.8% of total net revenue in the first quarter of fiscal 2011 compared with 25.5% of total net revenue in the first quarter of fiscal 2010.

Liquidity and capital resources. At September 30, 2010, we had a cash balance of $4.3 million, compared to $8.9 million at June 30, 2010. In the first quarter of fiscal 2011, we incurred a net loss of $6.5 million. Historically, our primary source of liquidity has been cash generated from operations. We currently have financing agreements in place with a borrowing base that is determined by the amount of qualifying non-OEM accounts receivable sales during a period. Our practice has been to borrow the full amount of non-OEM accounts receivable sales we transact. Cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of calendar 2010 as we reshape our business model and improve operational efficiencies.

We project that cash on hand and funding available under our non-OEM accounts receivable financing agreements may be sufficient to allow us to continue operations at current levels through the end of calendar 2010. Significant changes from our current forecast, including, but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on our ability to access the level of funding necessary to continue operations at current levels for the remainder of calendar 2010 and fiscal 2011. If any of these events occur or if we are not able to secure adequate funding during this year, we may be forced to make further reductions in spending, further extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

As of September 30, 2010, we had negative working capital of $2.6 million, reflecting a $5.1 million decrease in current assets compared to June 30, 2010, and a $0.1 million decrease in current liabilities during the first quarter of fiscal 2011. The decrease in current assets is primarily attributable to the use of cash in operating activities and reduced sales. The decrease in current liabilities is primarily attributable to a $0.7 million reduction in debt related to the repayment of our note payable to Anacomp, Inc. (Anacomp) and a $0.4 million reduction in our current liabilities associated with our non-OEM accounts receivable financing arrangements. See “Liquidity and Capital Resources” below for a description of these arrangements. These decreases were offset by a $0.8 million increase in accounts payable and accrued liabilities primarily related to operating activities.

Industry trends. We estimate that the cost of data management is four times the cost of storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives and high performance SAS (Serial Attached SCSI) drives. IDC estimates that the total networked attached storage (NAS) market will grow at approximately 7.6% through 2014, and the growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server® solutions lie, is estimated at 10.8%. According to IDC, tape storage still constitutes approximately 8.1% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 44.3% of our revenue during the first quarter of fiscal 2011 and 2010.

Recent Developments

•

During the first quarter of fiscal 2011, we introduced the SnapSAN™ S1000, a modular storage array designed for flexibility and high availability. In addition to iSCSI connectivity, the SnapSAN™ S1000 offers Fibre Channel and SAS connectivity options, expanding our reach into the midrange SAN market. The new array can also be configured with dual controllers to meet customer requirements for redundancy and high availability, is scalable to 120TB and includes a variety of data protection features.

•

During the first quarter of fiscal 2011, we acquired the intellectual property of Maxiscale, Inc. By integrating this technology into GuardianOS™, we intend to transform the Snap Server® product line into a scalable storage solution with linear performance and capacity expansion, a global namespace and no single point-of-failure. We believe that a clustered Snap Server® solution will enable us to address the challenges associated with modern data management, as well as compete in emerging market segments such as Internet and cloud services, high performance computing and virtualization.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, “Operations and Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2010; and we discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of that report. Unless otherwise described below, there have been no material changes in our critical accounting policies and estimates.

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue:

	Three months ended September 30,
	2010	2009
Net revenue	100.0%	100.0%
Cost of revenue	76.4	73.0

Gross profit	23.6	27.0
Operating expenses:
Sales and marketing	26.2	22.1
Research and development	10.0	7.5
General and administrative	20.3	13.9

	56.5	43.5
Loss from operations	(32.9)	(16.5)
Other expense, net	(4.1)	(2.2)

Loss before income taxes	(37.0)	(18.7)
Provision for income taxes	0.1	0.4

Net loss	(37.1)%	(19.1)%

A summary of the sales mix by product follows:

	Three months ended September 30,
	2010	2009
Tape based products:
NEO Series®	44.2%	36.4%
ARCvault® family	0.1	7.9

	44.3	44.3
Disk based products:
REO Series®	2.9	3.7
ULTAMUS®	—	1.4
Snap Server®	13.2	9.8

	16.1	14.9
Service	31.9	29.9
Spare parts and other	7.1	10.2
VR2®	0.6	0.7

	100.0%	100.0%

The first quarter of fiscal 2011 compared with the first quarter of fiscal 2010

Net Revenue. Net revenue decreased to $17.6 million during the first quarter of fiscal 2011 from $19.3 million during the first quarter of fiscal 2010. The decrease of $1.7 million, or 8.8%, was primarily in our OEM channel. Net revenue within our branded channel remained relatively constant.

Product Revenue

Net product revenue from OEM customers decreased to $2.8 million in the first quarter of fiscal 2011 from $4.5 million in the first quarter of fiscal 2010. The decrease of $1.7 million, or 37.8%, was primarily a result of decreased revenue from HP which represented approximately 19.8% of net revenue in the first quarter of fiscal 2011 compared with 25.5% of net revenue in the first quarter of fiscal 2010.

Net product revenue from Overland branded products, excluding service revenue, was relatively constant at $9.0 million during the first quarter of fiscal 2011 compared to $8.8 million during the first quarter of fiscal 2010.

Service Revenue

Service revenue was relatively constant at $5.6 million in the first quarter of fiscal 2011 compared to $5.8 million during the first quarter of fiscal 2010. As a percentage of total revenue, service revenue increased 2.0% to 31.9% for the first quarter of fiscal 2011 compared to 29.9% for the first quarter of fiscal 2010.

Royalty fees

Royalty revenue was constant at $0.2 million for the first quarter of fiscal 2011 and the first quarter of fiscal 2010.

Gross Profit. Gross profit in the first quarter of fiscal 2011 decreased to $4.2 million from $5.2 million in the first quarter of fiscal 2010. Gross margin decreased to 23.6% in the first quarter of fiscal 2011 from 27.0% in the first quarter of fiscal 2010.

Product Revenue

Gross profit on product revenue was $1.2 million for the first quarter of fiscal 2011 compared with $2.1 million for the first quarter of fiscal 2010. The decrease of $0.9 million, or 42.9%, was due primarily to the 11.5% decrease in total net product revenue. Gross margin on product revenue at 10.3% for the first quarter of fiscal 2011 declined from 15.7% for the first quarter of fiscal 2010 primarily as a result of increased freight costs and increased warranty repair costs as well as duplicative costs associated with our transition to an outsourced manufacturer. We expect these duplicative costs to continue until our transition to the outsourced manufacturer is complete.

Service Revenue

Gross profit on service revenue was relatively constant at $2.8 million during the first quarter of fiscal 2011 compared with $2.9 million the first quarter of fiscal 2010.

Share-Based Compensation. During the first quarter of fiscal 2011 and 2010, we recorded share-based compensation expense of approximately $1.0 million and $0.1 million, respectively. The increase of approximately $0.9 million in the first quarter of fiscal 2011 compared to the first quarter of 2010 is primarily due to a one-time grant of options in the third quarter of fiscal 2010 to acquire, in the aggregate, 1.8 million shares of our common stock to executive officers as a retention tool. Share-based compensation expense for the second quarter of fiscal 2011 is expected to be approximately $0.8 million.

The following table summarizes shared-based compensation by income statement caption (in thousands):

	Three months ended September 30,
	2010	2009	Change
Cost of product sales	$5	$17	$(12)
Sales and marketing	307	62	245
Research and development	91	15	76
General and administrative	631	28	603

	$1,034	$122	$912

Sales and Marketing Expenses. Sales and marketing expenses increased to $4.6 million during the first quarter of fiscal 2011 from $4.3 million during the first quarter of fiscal 2010. The increase of approximately $0.3 million, or 7.0%, was primarily a result of an increase of $0.2 million in share-based compensation expense primarily associated with a one-time grant of options in the third quarter of fiscal 2010 as a retention tool.

Research and Development Expenses. Research and development expenses increased to $1.8 million during the first quarter of fiscal 2011 from $1.5 million during the first quarter of fiscal 2010. The increase of approximately $0.3 million, or 20.0%, was primarily a result of (i) an increase of $0.2 million in employee and related expenses associated with an increase in average headcount by three employees associated with the restructuring of our research and development department, including the addition of a chief technology officer and (ii) an increase of $0.1 million in share-based compensation expense primarily associated with a one-time grant of options in the third quarter of fiscal 2010 as a retention tool.

General and Administrative Expenses. General and administrative expenses increased to $3.6 million during the first quarter of fiscal 2011 from $2.7 million for the first quarter of fiscal 2010. The increase of approximately $0.9 million, or 33.3%, was primarily a result of (i) an increase of $0.6 million in share-based compensation expense primarily associated with a one-time grant of options in the third quarter of fiscal 2010 as a retention tool and (ii) an increase of $0.2 million in outside contractor expenses, principally for financial and accounting services.

Interest Expense. Interest expense totaled $0.4 million during the first quarter of fiscal 2011 and fiscal 2010. In fiscal 2009, we entered into two non-OEM accounts receivable financing agreements. Under the non-OEM accounts receivable financing agreements we recorded interest expense of $0.4 million and $0.3 million in the first quarter of fiscal 2011 and fiscal 2010, respectively, in each case including $35,000 in amortization of debt issuance costs. The first quarter of fiscal 2010 also included interest expense associated with our note payable to Anacomp of $0.1 million.

Other Income (expense), net. During the first quarter of fiscal 2011, we incurred other income (expense), net, of approximately $0.4 million of expense compared with $34,000 of expense during the first quarter of fiscal 2010. The increase of $0.3 million was due to an increase of $0.3 million in realized currency exchange losses due to foreign currency fluctuations.

Liquidity and Capital Resources. At September 30, 2010, we had a cash balance of $4.3 million, compared to $8.9 million at June 30, 2010. In the first quarter of fiscal 2011, we incurred a net loss of $6.5 million. Historically, our primary source of liquidity has been cash generated from operations. We currently have financing agreements in place with a borrowing base that is determined by the amount of qualifying non-OEM accounts receivable sales during a period. Our practice has been to borrow the full amount of non-OEM accounts receivable sales we transact. We have no unused source of liquidity at this time and cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of calendar 2010 as we reshape our business model and improve operational efficiencies.

As of September 30, 2010, we had negative working capital of $2.6 million, reflecting a $5.1 million decrease in current assets compared to June 30, 2010, and a $0.1 million decrease in current liabilities during the first quarter of fiscal 2011. The decrease in current assets is primarily attributable to the use of cash in operating activities and reduced sales. The decrease in current liabilities is primarily attributable to a $0.7 million reduction in debt related to the repayment of our note payable to Anacomp and a $0.4 million reduction in our current liabilities associated with our non-OEM accounts receivable financing arrangements. These decreases were offset by a $0.8 million increase in accounts payable and accrued liabilities primarily related to operating activities.

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

Under the MCF Financing Agreement, we are not obligated to offer any accounts (invoices) in any month, and MCF has the right to decline to purchase any offered accounts (invoices). To date, individual invoices declined by MCF were considered immaterial to our accounts receivable balance, financial position and cash flows. A significant increase in rebates claimed as a percentage of our gross collections could lead to our failure to satisfy the dilution covenant. We were in compliance with the dilution covenant in the MCF Financing Agreement at September 30, 2010. We continue to monitor our compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. Based upon our current operating assumptions, we expect to remain in compliance with the permissible dilution covenant throughout the remainder of fiscal 2011.

FGI may terminate the FGI Financing Agreement upon default by us, and may also terminate the agreement for convenience upon 30 days advance notice. We may terminate the agreement at any time by paying a $100,000 termination fee. The termination fee is not payable upon a termination by FGI or upon non-renewal. We were in compliance with the terms of the FGI Financing Agreement at September 30, 2010. Based upon our current operating assumptions, we expect to remain in compliance with the terms of the FGI Financing Agreement throughout the remainder of fiscal 2011.

We project that cash on hand and funding available under our non-OEM accounts receivable financing agreements may be sufficient to allow us to continue operations at current levels through the end of calendar 2010. Significant changes from our current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on our ability to access the level of funding necessary to continue operations at current levels for the remainder of calendar 2010 and fiscal 2011. If any of these events occur or if we are not able to secure adequate funding during this year, we may be forced to make further reductions in spending, may be forced to further extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

During the first quarter of fiscal 2011, we used cash of $3.2 million for operating activities compared with $1.0 million during the first quarter of fiscal 2010. This use of cash was primarily a result of our net loss of $6.5 million for the first quarter of fiscal 2011, offset by overall increases in operating assets and liabilities. The increases primarily consisted of (i) an increase in inventory due to a timing difference related to our SNAP appliance products, (ii) an increase in accounts payable and accrued liabilities, partially associated with increases in inventory of $0.7 million and (iii) a decrease in accounts receivable due to lower sales.

We used cash for investing activities of $0.3 million during the first quarter of fiscal 2011 compared with $11,000 during the first quarter of fiscal 2010. During the first quarter of fiscal 2011, we acquired intangible assets consisting of existing and core technology (acquired technology) for $150,000. Capital expenditures during the first quarter of fiscal 2011 and 2010 totaled $141,000 and $11,000, respectively. During the first quarter of fiscal 2011, such expenditures were associated with machinery and equipment to support new product introductions and leasehold improvements. During the first quarter of fiscal 2010, such expenditures were associated with machinery and equipment to support new product introductions.

We used cash for financing activities of $1.0 million during the first quarter of fiscal 2011 compared with $0.4 million during the first quarter of fiscal 2010. During the first quarter of fiscal 2011, we made payments totaling $0.7 million against the Anacomp note payable and repayments of approximately $0.4 million for amounts funded under our non-OEM accounts receivable financing agreements. During the first quarter of fiscal 2010, we made payments totaling $0.4 million against the Adaptec Inc. note payable.

Inflation

Inflation has not had a significant impact on our operations during the periods presented. Historically, we have been able to pass on to our customers any increases in raw material prices caused by inflation. If at any time we cannot pass on such increases, our margins could suffer. Our exposure to the effects of inflation could be magnified by the concentration of our OEM business, where our margins tend to be lower.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties that are not fully recorded in our consolidated condensed balance sheets or fully disclosed in the notes to our consolidated condensed financial statements.

Recent Accounting Pronouncements

See Note 11 to our consolidated condensed financial statements for information about recent accounting pronouncements.

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

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first quarter of fiscal 2011 and 2010 was a loss of $0.4 million and $35,000, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. — Risk Factors

An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider each of the following risk factors and each of the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 24, 2010, and the other information included or incorporated by reference in this report in evaluating our business and prospects, as well as an investment in our company. The risks and uncertainties described below and in our annual report on Form 10-K are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline.

Our cash and other sources of liquidity may not be adequate to fund our operations at current levels for the remainder of calendar 2010 and fiscal 2011. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

We project that cash on hand and funding available under our non-OEM accounts receivable financing agreements may be sufficient to allow us to continue operations at current levels through the end of calendar 2010. Significant changes from our current forecast, including, but not limited to, (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on our ability to access the level of funding necessary to continue operations at current levels for the remainder of calendar 2010 and fiscal 2011. If any of these events occur or if we are not able to secure adequate funding during this year, we may be forced to make further reductions in spending, further extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

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

We have transferred the listing of our common stock from The NASDAQ Global Market (Global Market) to the Capital Market. If our common stock is delisted from the Capital Market, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

On December 15, 2009, we received written notification from The NASDAQ Stock Market, LLC (NASDAQ) that because we had not regained compliance with the minimum market value of publicly held shares of $15 million requirement set forth in NASDAQ Listing Rule 5450(b)(1)(C) by December 14, 2009, our common stock would be delisted from the Global Market unless we requested an appeal of this determination to a NASDAQ Hearings Panel (the Panel). We requested an appeal of the determination and met with the Panel on January 20, 2010. On March 3, 2010, we received written notification from the Panel that it would continue the listing of our common stock on the Global Market subject to our demonstrating compliance with all continued listing standards of the Global Market on or before June 14, 2010. Prior to June 14, 2010, we applied to NASDAQ to transfer the listing of our common stock from the Global Market to the Capital Market. On June 14, we were notified that NASDAQ approved our application to transfer the listing of our common stock to the Capital Market, effective at the opening of trading on June 16, 2010. As of September 30, 2010, we do not believe that we are in compliance with the continued listing standards of the Capital Market and we expect to receive written notification from NASDAQ that we will be subject to delisting unless we are able to comply with the continued listing standards. We cannot provide any assurance that we will be able to regain compliance with the continued listing standards, regardless of whether we receive written notification from NASDAQ. Even if we regain compliance with the continued listing standards, we cannot provide any assurance that we will remain in compliance in the future.

In addition, on December 8, 2009, we effected a one-for-three reverse stock split of our common stock to regain compliance with the minimum bid price of $1.00 per share requirement set forth in NASDAQ Listing Rule 5450(a)(1). Although the bid price of our common stock has remained above $1.00 per share since the reverse split, we cannot guarantee that it will remain at or above $1.00 per share. If the bid price drops below $1.00 per share, our common stock could become subject to delisting again and we may seek shareholder approval for an additional reverse split. A second reverse split could produce negative effects and we cannot provide any assurance that it would result in a long-term or permanent increase in the bid price of our common stock. For example, a second reverse split could make it more difficult for us to comply with other listing standards of NASDAQ, including requirements related to the minimum number of shares that must be in the public float, the minimum market value of publicly held shares and the minimum number of round lot holders. In addition, investors might consider the increased proportion of unissued authorized shares of common stock to issued shares of common stock to have an anti-takeover effect under certain circumstances by allowing for dilutive issuances which could prevent certain shareholders form changing the composition of our board of directors.

Any delisting of our common stock by NASDAQ could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations.

Our ability to compete depends in part on our ability to protect our intellectual property rights.

We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws to protect our intellectual property rights. However, these rights may not prevent competitors from developing products that are substantially equivalent or superior to our products. To the extent that we have or obtain patents, such patents may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or declared unenforceable. In addition, our current or future patent applications may not result in the issuance of patents in the United States or foreign countries. The laws of certain foreign countries may not protect our intellectual property to the same extent as U.S. laws. Furthermore, competitors may independently develop similar products, duplicate our products or, if patents are issued to us, design around these patents.

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

In August 2010, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc. and BDT-Solutions GmbH. In October 2010, we filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; Dell Inc.; and International Business Machines Corporation. Also in October 2010, we filed a complaint for patent infringement in the United States International Trade Commission against the same defendants. Both lawsuits claim infringement of two of our United States patents, Nos. 6,328,766 and 6,353,581. The complaints broadly claim infringement by BDT’s products, and they specifically identify BDT’s FlexStor® II product line as infringing our patents. The complaints also claim infringement by Dell and IBM products that are manufactured by BDT based on the FlexStor® II. In the Southern District of California case, we have either served or initiated service of the complaint on all defendants and discovery is not yet underway. In International Trade Commission case, the Commission must decide whether to institute an investigation into the infringing activities by the defendants. The Commission’s decision in this regard is anticipated in late November 2010.

Item 6. — Exhibits

10.1	Third Amendment to Lease dated June 30, 2010 between Overland Storage, Inc. and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC) (incorporated by reference to the Company’s Form 10-K filed September 24, 2010).

10.2*	Executive Bonus Plan (incorporated by reference to the Company’s Form 10-K filed September 24, 2010).

10.3*	Letter between Overland Storage, Inc. and Christopher Gopal dated July 15, 2010.

10.4*	Release Agreement between Overland Storage, Inc. and Christopher Gopal.

31.1	Certification of Eric L. Kelly, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, President and Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer.

*	Management contract or compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: November 12, 2010	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of registrant)