Form 10-Q
period 2011-01-02
OVERLAND STORAGE INC
filed 2011-02-16
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2011

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

As of February 7, 2011, there were 14,330,520 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended January 2, 2011

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net revenue:
Product revenue	$12,255	$14,527	$24,072	$27,884
Service revenue	5,593	5,780	11,196	11,543
Royalty fees	82	125	235	318

	17,930	20,432	35,503	39,745
Cost of product revenue	9,652	11,828	20,255	23,094
Cost of service revenue	2,705	2,771	5,523	5,610

Gross profit	5,573	5,833	9,725	11,041
Operating expenses:
Sales and marketing	4,349	4,546	8,945	8,820
Research and development	1,727	1,464	3,481	2,921
General and administrative	3,106	2,581	6,666	5,260

	9,182	8,591	19,092	17,001

Loss from operations	(3,609)	(2,758)	(9,367)	(5,960)
Other income (expense):
Interest income	—	28	—	60
Interest expense	(351)	(366)	(717)	(782)
Other income (expense), net	3,128	592	2,772	558

Loss before income taxes	(832)	(2,504)	(7,312)	(6,124)
Provision for income taxes	77	76	95	148

Net loss	$(909)	$(2,580)	$(7,407)	$(6,272)

Net loss per share:
Basic and diluted	$(0.07)	$(0.47)	$(0.63)	$(1.29)

Shares used in computing net loss per share:
Basic and diluted	12,659	5,474	11,769	4,866

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

(In thousands)

	December 31, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$6,797	$8,852
Accounts receivable, net of allowance for doubtful accounts of $434 and $411 as of December 31, 2010 and June 30, 2010, respectively	7,040	7,062
Accounts receivable pledged as collateral	4,881	6,195
Inventories	9,458	9,941
Other current assets	6,094	6,551

Total current assets	34,270	38,601
Property and equipment, net	814	804
Intangible assets, net	3,072	3,492
Other assets	1,668	1,428

Total assets	$39,824	$44,325

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,957	$9,789
Accrued liabilities	15,012	17,192
Accrued payroll and employee compensation	1,715	1,848
Income taxes payable	118	120
Accrued warranty	1,607	2,098
Debt	3,539	5,171

Total current liabilities	31,948	36,218
Other long-term liabilities	6,361	5,441

Total liabilities	38,309	41,659
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	—	—
Common stock, no par value, 45,100 shares authorized; 14,328 and 10,886 shares issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	91,762	85,709
Accumulated other comprehensive loss	(777)	(980)
Accumulated deficit	(89,470)	(82,063)

Total shareholders’ equity	1,515	2,666

Total liabilities and shareholders’ equity	$39,824	$44,325

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows

(Unaudited)

(In thousands)

	Six months ended December 31,
	2010	2009
Operating activities:
Net loss	$(7,407)	$(6,272)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	772	864
Share-based compensation	2,047	247
Gain on liquidation of auction rate securities	—	(495)
Changes in operating assets and liabilities:
Accounts receivable	22	153
Accounts receivable pledged as collateral	1,313	(319)
Inventories	483	1,143
Accounts payable and accrued liabilities	(2,542)	(186)
Accrued interest expense	(20)	(65)
Accrued payroll and employee compensation	(170)	420
Other assets and liabilities, net	1,393	(17)

Net cash used in operating activities	(4,109)	(4,527)
Investing activities:
Capital expenditures	(203)	(47)
Purchase of intangible assets	(150)	—
Liquidation of auction rate securities	—	2,000

Net cash (used in) provided by investing activities	(353)	1,953
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,991	3,694
Proceeds from the exercise of stock options and ESPP purchases	15	10
(Repayment of) proceeds from accounts receivable pledged as collateral, net	(919)	279
Repayment of principal on long-term debt	(693)	(1,183)

Net cash provided by financing activities	2,394	2,800
Effect of exchange rate changes on cash	13	3

Net (decrease) increase in cash and cash equivalents	(2,055)	229
Cash and cash equivalents, beginning of period	8,852	5,456

Cash and cash equivalents, end of period	$6,797	$5,685

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

The Company operates and reports using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. For ease of presentation, the Company’s last fiscal year is considered to end June 30, 2010 and the Company’s second quarter of fiscal 2011 is considered to have ended December 31, 2010. For example, references to the quarter ended December 31, 2010, the three months ended December 31, 2010, the first half of fiscal 2011 and the six months ended December 31, 2010 refer to the fiscal period ended January 2, 2011. The second quarter of fiscal 2011 and 2010 each included 13 weeks.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company’s consolidated condensed results of operations, financial position and cash flows as of December 31, 2010 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010. The results reported in these consolidated condensed financial statements for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

In August 2010, the Company filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG and its affiliates. In October 2010, the Company filed an amended complaint for patent infringement in that court naming BDT AG and its affiliates, Dell Inc. (Dell) and International Business Machines Corporation (IBM). Also in October 2010, the Company filed a complaint for patent infringement in the United States International Trade Commission against the same defendants. In November 2010, the Company sold to various institutional investors for $3.0 million a minority ownership interest in any amounts it receives from litigation awards or settlements arising from the patent infringement lawsuit.

The Company has incurred losses for its last five fiscal years and negative cash flows from operating activities for its last four fiscal years. As of December 31, 2010, the Company had an accumulated deficit of $89.5 million. During the first half of fiscal 2011, the Company incurred a net loss of $7.4 million. Through fiscal 2011, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.

The Company’s cash on hand and funding available under the Company’s non-OEM accounts receivable financing agreements may not be sufficient to allow it to continue operations at current levels through the end of fiscal or calendar 2011. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on the Company’s non-OEM accounts receivable financing arrangements could have a material adverse affect on the Company’s ability to access the level of funding necessary to continue operations at current levels for the remainder of fiscal 2011. If any of these events occur or the Company is not able to secure adequate funding during this year, the Company may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. However, the Company believes that its ability to modify operations to the extent necessary will allow it to continue operations at reduced levels for the next 12 months.

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

Fair Value of Financial Instruments.

The Company’s financial instruments consist of accounts receivable (pledged and non-pledged), accounts payable and a note payable. The carrying value of accounts receivable and accounts payable approximates their fair value due to the short-term nature of the accounts. In addition, the carrying amount of the Company’s note payable in the prior fiscal year approximated its fair value as the interest rate of the note payable was substantially comparable to rates offered for similar debt instruments. The Anacomp note payable was paid in full during the first quarter of fiscal 2011 (Note 10).

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

The following table summarizes the activity and balances of accrued restructuring charges through December 31, 2010 (in thousands):

	Employee Related	Facilities	Total
Balance at June 30, 2010	$91	$8	$99
Cash payments	(91)	(8)	(99)

Balance at December 31, 2010	$—	$—	$—

NOTE 3 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes inventories (in thousands):

	December 31, 2010	June 30, 2010
Raw materials	$4,237	$5,010
Work in process	123	73
Finished goods	5,098	4,858

	$9,458	$9,941

The following table summarizes other current assets (in thousands):

	December 31, 2010	June 30, 2010
Prepaid third-party service contracts	$4,566	$5,121
Short-term deposits	711	489
VAT receivable	325	298
Prepaid insurance and services	303	301
Income tax receivable	6	46
Other	183	296

	$6,094	$6,551

The following table summarizes other assets (in thousands):

	December 31, 2010	June 30, 2010
Deferred service contracts	$1,515	$1,275
Other	153	153

	$1,668	$1,428

The following table summarizes accrued liabilities (in thousands):

	December 31, 2010	June 30, 2010
Deferred revenue – Service contracts	$9,710	$11,026
Accrued expenses	2,007	2,696
Third-party service contracts payable	2,133	1,889
Deferred revenue – Distributors	561	942
Accrued market development funds	559	544
Other	42	95

	$15,012	$17,192

The following table summarizes other long-term liabilities (in thousands):

	December 31, 2010	June 30, 2010
Deferred revenue – Service contracts	$4,495	$3,684
Deferred rent	1,226	1,103
Third-party service contracts payable	494	455
Other	146	199

	$6,361	$5,441

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

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Options outstanding and ESPP share purchase rights	3,167	1,116	3,161	1,127
Common stock purchase warrants	7,592	60	7,592	30

NOTE 5 — COMPREHENSIVE LOSS

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized gains on available-for-sale securities, which are charged or credited to accumulated other comprehensive loss within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net loss	$(909)	$(2,580)	$(7,407)	$(6,272)
Foreign currency translation adjustments	(108)	(90)	203	(37)
Realized gain on liquidation of short-term investments	—	(403)	—	(403)
Unrealized gain on available-for-sale securities	—	—	—	197

Total comprehensive loss	$(1,017)	$(3,073)	$(7,204)	$(6,515)

NOTE 6 — INCOME TAXES

The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company did not record any material amounts of interest or penalties through December 31, 2010.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is initially determined by multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any NOL or R&D credit carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue
Liability at June 30, 2010	$2,098	$14,274
Settlements made during the period	(355)	(8,927)
Change in liability for warranties issued during the period	523	8,194
Change in liability for preexisting warranties	(659)	—

Liability at December 31, 2010	$1,607	$13,541

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at December 31, 2010 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

NOTE 8 — INTANGIBLE ASSETS

Intangible assets, net, primarily consist of the intangible assets acquired in the June 2008 acquisition of Snap Server. The identifiable intangible assets acquired in the Snap Server acquisition consist of existing technology (acquired technology), which has been assigned an estimated useful life of four years, and customer contracts and trade names, which have been assigned an estimated useful life of six years. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.

In the first quarter of fiscal 2011, the Company purchased intangible assets for $150,000. The identifiable intangible assets acquired consist of existing technology (acquired technology), which has been assigned an estimated useful life of three years. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.

The following table summarizes intangible assets (in thousands):

	December 31, 2010	June 30, 2010
Acquired technology	$1,928	$1,778
Customer contracts and trade names	3,853	3,853

	5,781	5,631
Less: Accumulated amortization	(2,709)	(2,139)

	$3,072	$3,492

Amortization expense of intangible assets was $0.3 million during the second quarters of both fiscal 2011 and 2010. Amortization expense of intangible assets was $0.6 million and $0.5 million during the first half of fiscal 2011 and 2010, respectively. Estimated amortization expense for intangible assets is $0.6 million for the remainder of fiscal 2011 and $1.1 million, $0.7 million and $0.7 million for fiscal 2012, 2013 and 2014, respectively.

NOTE 9 — EQUITY

Sale of Common Stock

In November 2010, the Company sold 3,376,000 shares of its common stock to certain institutional investors at $1.25 per share for gross proceeds of approximately $4.2 million and net proceeds of approximately $4.0 million. As part of this sale of common stock, the number of shares of common stock issuable upon exercise of the warrants issued in February 2010 was adjusted from 6,373,266 shares to 7,307,186 shares and the per share strike price of such warrants was proportionately decreased from $2.583 to $2.253, each as a result of the weighted average anti-dilution provisions in the warrants. The Company has concluded that these warrants should continue to be classified as a component of equity.

Restricted Stock Awards

In October 2010, the Company granted awards of 463,000 restricted stock units, in the aggregate, to certain executives. These awards vest on the one-year anniversary of the award date. At December 31, 2010, no shares were vested.

Issuance of Stock Options

2009 Equity Incentive Plan

In December 2010, the Company granted stock options to employees to acquire, in the aggregate, 94,500 shares of common stock with an exercise price of $1.41 per share. These options vest over three years and expire on the sixth anniversary of the grant.

In November 2010, the Company granted stock options to employees to acquire, in the aggregate, 87,200 shares of common stock with an exercise price of $1.30 per share. These options vest over three years and expire on the sixth anniversary of the grant.

In August 2010, the Company granted stock options to employees to acquire, in the aggregate, 255,900 shares of common stock with an exercise price of $1.53 per share. These options vest over three years and expire on the sixth anniversary of the grant.

Employee Stock Purchase Plan

During the first half of fiscal 2011 and 2010, the Company issued 715 and 500, respectively, shares of common stock purchased through the Company’s 2006 employee stock purchase plan.

Common Stock Exercises

During the first half of fiscal 2011, the Company issued 16,172 shares of common stock upon exercise of outstanding stock options. During the first half of fiscal 2010 there were no options exercised.

NOTE 10 — DEBT

The components of the Company’s outstanding debt are as follows (in thousands):

	December 31, 2010	June 30, 2010
Obligation under Marquette Commercial Finance Financing Agreement	$1,718	$2,612
Obligation under Faunus Group International Financing Agreement	1,821	1,848
Note payable to Anacomp Inc., including accrued interest	—	711

	$3,539	$5,171

MCF Financing Agreement

In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement (the MCF Financing Agreement) with Marquette Commercial Finance (MCF). Under the terms of the MCF Financing Agreement, the Company may offer to sell its accounts receivable to MCF each month during the term of the MCF Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million in gross receivables submitted, or $6.3 million in net amounts funded based upon a 70.0% advance rate. The MCF Financing Agreement may be terminated by either party with 30 days written notice. The Company is not obligated to offer accounts in any month, and MCF has the right to decline to purchase any offered accounts (invoices). Net amounts funded by MCF as of December 31, 2010 and June 30, 2010, based upon a 70.0% advance rate, were $1.7 million and $2.6 million, respectively.

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

The Company accounts for the sale of receivables under the MCF Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $4.9 million and $6.2 million as of December 31, 2010 and June 30, 2010, respectively, includes $2.5 million and $3.7 million, respectively, of gross receivables that have been designated as “sold” to MCF. Such receivables serve as collateral for short-term debt in the amount of $1.7 million and $2.6 million, excluding accrued interest, as of December 31, 2010 and June 30, 2010, respectively.

The Company was in compliance with the terms of the MCF Financing Agreement at December 31, 2010. The Company continues to monitor compliance with the dilution covenant, which is based on the aggregate amount of credit memos, discounts and other downward adjustments to the original invoiced price divided by gross collections. A significant increase in rebates claimed as a percentage of the Company’s gross collections could lead to the Company’s failure to satisfy the dilution covenant. The Company was not in compliance with the dilution covenant in October 2010. Based upon the Company’s current operating assumptions, the Company expects to regain and retain compliance with the permissible dilution covenant throughout the remainder of fiscal 2011.

FGI Financing Agreement

In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement (the FGI Financing Agreement) with Faunus Group International (FGI). Under the terms of the FGI Financing Agreement, the Company may offer to sell its foreign non-OEM accounts receivable to FGI each month during the term of the FGI Financing Agreement, up to a maximum amount outstanding at any time of $5.0 million in gross accounts receivable submitted, or $3.75 million in net amounts funded based upon a 75.0% advance rate. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company pays FGI a monthly collateral management fee equal to 1.09% of the average monthly balance of accounts purchased by FGI. In addition, FGI charges the Company interest on the daily net funds employed at a rate equal to the greater of (i) 7.5% or (ii) 3.0% above FGI’s prime rate. The Company is not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. Net amounts funded by FGI as of December 31, 2010 and June 30, 2010, based upon a 75.0% advance rate, were $1.8 million and $1.9 million, respectively.

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

The Company accounts for the sale of accounts receivable under the FGI Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $4.9 million and $6.2 million as of December 31, 2010 and June 30, 2010, respectively, includes $2.4 million and $2.5 million, respectively, of gross accounts receivable that have been designated as “sold” to FGI. Such receivables serve as collateral for short-term debt in the amount of $1.8 million and $1.9 million as of December 31, 2010 and June 30, 2010, respectively.

The Company was in compliance with the terms of the FGI Financing Agreement at December 31, 2010. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the terms of the FGI Financing Agreement throughout the remainder of fiscal 2011.

Note Payable to Anacomp

In April 2009, the Company entered into a secured promissory note with Anacomp, Inc. (Anacomp), one of the Company’s authorized service providers. The Anacomp note represented a conversion of accounts payable owed by the Company to Anacomp that accumulated primarily during the third quarter of fiscal 2009, during which time the Company was negotiating an extension and other terms under its agreement with Anacomp. The Anacomp note, as amended and restated to reflect the actual accounts payable due, was in the amount of $2.3 million and accrued simple interest at 12.0% per annum. The Anacomp note was repaid in full in the first quarter of fiscal 2011.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) became effective for the Company beginning the first quarter of fiscal 2011. As a result of the adoption of these new revenue recognition standards, sales of products which contain both hardware and software components, and for which the Company had previously concluded that the software was more than incidental are no longer within the scope of software revenue recognition guidance as the hardware and software components function together to deliver the product’s essential functionality. For any multiple element arrangement, the Company allocates the relative fair value to each component. The adoption of the provisions of these updates did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). The amended guidance requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only in comparative financial statements. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. If applicable, the Company will include the required disclosures for the fiscal year beginning July 4, 2011.

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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our ability to raise outside capital to adequately fund our operations and to service and repay debt as it comes due to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs; the continued availability of our non-OEM accounts receivable financing arrangements; our ability to achieve the intended cost savings and maintain quality with our new manufacturing partner; our ability to generate cash from operations; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to maintain the listing of our common stock on The NASDAQ Capital Market (Capital Market); customers’, suppliers’ and creditors’ perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors” in Item 1A of Part II of this report, and set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission (SEC) on September 24, 2010 under the caption “Risk Factors” in Item 1A of Part I, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Per share amounts herein have been adjusted to give effect to the December 8, 2009 one-for-three reverse stock split.

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

Generation of revenue. We generate the majority of our revenue from sales of our data protection products. The balance of our revenue is provided by selling maintenance contracts and rendering related services, selling spare parts and earning royalties on our licensed technology. The majority of our sales are generated through our branded channel which includes systems integrators and value-added resellers (VARs), with the remainder from our private label arrangements with original equipment manufacturers (OEMs).

Business Transition. In August 2005, we announced that our largest OEM customer, Hewlett Packard Company (HP), had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the alternate supplier’s new product line during the first quarter of calendar year 2006, which decreased our sales to HP. However, in mid-2007 HP re-launched its tape automation products containing our product with support for HP’s new LTO-4 tape drives, causing a slowdown in the rate of replacement of our products by the alternate supplier’s product. Although we believe that our sales to HP will continue to decline, in the fourth quarter of fiscal 2009 we extended our supply agreement with HP until July 2012 with automatic renewals for three successive one-year periods unless earlier terminated by either party. In the first half of fiscal 2011, revenue from HP decreased 39.3% compared with the first half of fiscal 2010.

During the first half of fiscal 2011, we continued to experience decreased revenues. We believe customers have delayed purchases or chose not to purchase for a number of reasons, including, among others, the uncertainty of the world economy and a general decrease in IT spending and a reluctance by some customers to purchase our products due to weakness in our financial condition.

We reported net revenue of $17.9 million for the second quarter of fiscal 2011, compared with $20.4 million for the second quarter of fiscal 2010. We reported net revenue of $35.5 million for the first half of fiscal 2011, compared with $39.7 million for the first half of fiscal 2010. Revenue from HP represented approximately 12.5% of total net revenue in the second quarter of fiscal 2011 compared with 22.0% of total net revenue in the second quarter of fiscal 2010. Revenue from HP represented approximately 16.1% of total net revenue in the first half of fiscal 2011 compared with 23.7% of total net revenue in the first half of fiscal 2010.

We incurred a net loss of $0.9 million, or $0.07 per share, for the second quarter of fiscal 2011 compared to a net loss of $2.6 million, or $0.47 per share, for the second quarter of 2010. We incurred a net loss of $7.4 million, or $0.63 per share, for the first half of fiscal 2011 compared to a net loss of $6.3 million, or $1.29 per share, for the first half of fiscal 2010. The decrease in net losses for the quarter was the result of declines in net revenue, partially offset by our sale of a minority ownership interest in any amounts we receive from litigation awards or settlements arising from our patent infringement lawsuit against BDT AG and its affiliates (BDT), Dell Inc. (Dell) and International Business Machines Corporation (IBM) and our related complaint for patent infringement in the United States International Trade Commission against the same defendants. The increase in net losses year to date was the result of declines in net revenue.

Liquidity and capital resources. At December 31, 2010, we had a cash balance of $6.8 million, compared to $8.9 million at June 30, 2010. In the first half of fiscal 2011, we incurred a net loss of $7.4 million. During the second quarter of fiscal 2011, we sold 3.4 million shares of our common stock to certain institutional investors at $1.25 per share for gross proceeds of approximately $4.2 million (net proceeds of approximately $4.0 million). In addition, we sold to various institutional investors for $3.0 million a minority ownership interest in any amounts we receive from litigation awards or settlements arising from our patent infringement lawsuit against BDT, Dell and IBM and our complaint for patent infringement in the United States International Trade Commission against the same defendants. We currently have financing agreements in place with a borrowing base that is determined by the amount of qualifying non-OEM accounts receivable sales during a period. Our practice has been to borrow the full amount of non-OEM accounts receivable sales we transact. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the remainder of fiscal 2011 as we reshape our business model and improve operational efficiencies.

Our cash on hand and funding available under our non-OEM accounts receivable financing agreements may not be sufficient to allow us to continue operations at current levels through the end of fiscal or calendar 2011. Significant changes from our current forecast, including, but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on our ability to access the level of funding necessary to continue operations at current levels for the remainder of fiscal 2011. If any of these events occur or if we are not able to secure adequate funding during this year, we may be forced to make further reductions in spending, further extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. However, we believe that our ability to modify operations to the extent necessary will allow us to continue operations at reduced levels for the next 12 months.

As of December 31, 2010, we had working capital of $2.3 million, reflecting $4.3 million decreases in both current assets and current liabilities compared to June 30, 2010. The decrease in current assets is primarily attributable to the use of cash in operating activities and reduced sales. The decrease in current liabilities is primarily attributable to a $2.5 million decrease in accounts payable and accrued liabilities primarily related to operating activities, a $0.7 million reduction in debt related to the repayment of our note payable to Anacomp, Inc. (Anacomp) and a $0.9 million reduction in our current liabilities associated with our non-OEM accounts receivable financing arrangements. See “Liquidity and Capital Resources” below for a description of these arrangements.

Industry trends. We estimate that the cost of data management is four times the cost of storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives and high performance SAS (Serial Attached SCSI) drives. IDC estimates that the total networked attached storage (NAS) market will grow at approximately 7.6% through 2014, and the growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server® solutions lie, is estimated at 10.8%. According to IDC, tape storage still constitutes approximately 8.1% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 41.4% and 47.2% of our revenue during the first half of fiscal 2011 and 2010, respectively.

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

Results of Operations

The following tables set forth certain financial data as a percentage of net revenue:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.9	71.5	72.6	72.2

Gross profit	31.1	28.5	27.4	27.8
Operating expenses:
Sales and marketing	24.3	22.2	25.2	22.2
Research and development	9.6	7.2	9.8	7.3
General and administrative	17.3	12.6	18.8	13.3

	51.2	42.0	53.8	42.8
Loss from operations	(20.1)	(13.5)	(26.4)	(15.0)
Other income (expense), net	15.4	1.2	5.8	(0.4)

Loss before income taxes	(4.7)	(12.3)	(20.6)	(15.4)
Provision for income taxes	0.4	0.3	0.3	0.4

Net loss	(5.1) %	(12.6) %	(20.9) %	(15.8) %

A summary of the sales mix by product follows:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Tape based products:
NEO Series®	38.4%	45.4%	41.3%	41.1%
ARCvault® family	0.1	4.3	0.1	6.1

	38.5	49.7	41.4	47.2
Disk based products:
REO Series®	2.3	4.8	2.6	4.3
ULTAMUS®	—	1.0	—	1.2
Snap Server®	19.8	8.9	16.5	9.3

	22.1	14.7	19.1	14.8
Service	31.2	28.3	31.5	29.0
Spare parts and other	8.0	6.9	7.6	8.5
VR 2 ®	0.2	0.4	0.4	0.5

	100.0%	100.0%	100.0%	100.0%

The second quarter of fiscal 2011 compared to the second quarter of fiscal 2010

Net Revenue. Net revenue in the second quarter of fiscal 2011 decreased to $17.9 million from $20.4 million in the second quarter of fiscal 2010. The decrease of $2.5 million, or 12.3%, was primarily in our OEM channel. Net revenue within our branded channel remained relatively constant.

Product Revenue

Net product revenue from OEM customers in the second quarter of fiscal 2011 decreased to $1.4 million from $4.0 million in the second quarter of fiscal 2010. The decrease of $2.6 million, or 65.0%, was primarily a result of decreased revenue from HP which represented approximately 12.5% of net revenue in the second quarter of fiscal 2011 compared to 22.0% of net revenue in the second quarter of fiscal 2010.

Net product revenue from Overland branded products, excluding service revenue, in the second quarter of fiscal 2011 increased to $10.9 million from $10.5 million in the second quarter of fiscal 2010. The increase of $0.4 million, or 3.8%, was primarily a result of increased revenue from our disk based products offset by a decrease in tape based products.

Service Revenue

Net service revenue was relatively constant at $5.6 million in the second quarter of fiscal 2011 compared with $5.8 million in the second quarter of fiscal 2010. As a percentage of total revenue, service revenue increased 2.9% to 31.2% for the second quarter of fiscal 2011 compared to 28.3% in the second quarter of fiscal 2010.

Royalty Fees

Net royalty fees were constant at $0.1 million in the second quarter of fiscal 2011 and second quarter of fiscal 2010.

Gross Profit. Gross profit in the second quarter of fiscal 2011 decreased to $5.6 million from $5.8 million in the second quarter of fiscal 2010 due to the lower revenue levels. Gross margin increased to 31.1% in the second quarter of fiscal 2011 from 28.5% in the second quarter of fiscal 2010 primarily related to the increase in branded product revenue as a percentage of total revenue.

Product Revenue

Gross profit on product revenue was relatively constant at $2.6 million during the second quarter of fiscal 2011 compared with $2.7 million for the second quarter of fiscal 2010. Gross margin on product revenue at 21.2% for the second quarter of fiscal 2011 increased from 18.6% for the second quarter of fiscal 2010.

Service Revenue

Gross profit on service revenue was relatively constant at $2.9 million during the second quarter of fiscal 2011 compared with $3.0 million for the second quarter of fiscal 2010. Gross margin on service revenue at 51.6% for the second quarter of fiscal 2011 was relatively constant compared with 52.1% for the second quarter of fiscal 2010.

Share-Based Compensation. During the second quarter of fiscal 2011 and 2010, we recorded share-based compensation expense of approximately $1.0 million and $0.1 million, respectively. The increase of approximately $0.9 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 is primarily due to a grant of options in the third quarter of fiscal 2010 to acquire, in the aggregate, 1.8 million shares of our common stock to executive officers. In addition, in October 2010, we granted 463,000 restricted stock units, in the aggregate, to certain executives. Share-based compensation expense for the third quarter of fiscal 2011 is expected to be approximately $0.5 million.

The following table summarizes share-based compensation by income statement caption (in thousands):

	Three months ended December 31,		Change
	2010	2009
Cost of product sales	$1	$36	$(35)
Sales and marketing	207	56	151
Research and development	133	13	120
General and administrative	672	21	651

	$1,013	$126	$887

Sales and Marketing Expenses. Sales and marketing expenses in the second quarter of fiscal 2011 decreased to $4.3 million from $4.5 million during the second quarter of fiscal 2010. The decrease of approximately $0.2 million, or 4.4%, was primarily the result of a reduction of $0.3 million in employee related expenses in connection with our reduction in workforce in fiscal 2010 that resulted in a decrease in the average headcount by six employees from the second quarter of fiscal 2010 to the second quarter of fiscal 2011. This decrease was partially offset by an increase of $0.2 million in share-based compensation expense primarily associated with a grant of options in the third quarter of fiscal 2010 to executive officers.

Research and Development Expenses. Research and development expenses in the second quarter of fiscal 2011 increased to $1.7 million from $1.5 million during the second quarter of fiscal 2010. The increase of approximately $0.2 million, or 13.3%, was primarily a result of (i) an increase of $0.3 million in employee and related expenses associated with an increase in average headcount by seven employees associated with the restructuring of our research and development department, including the addition of a chief technology officer and (ii) an increase of $0.1 million in share-based compensation expense primarily associated with a grant of options in the third quarter of fiscal 2010 to an executive officer. These increases were partially offset by a decrease of $0.2 million in development expense associated with the timing of new product development.

General and Administrative Expenses. General and administrative expenses in the second quarter of fiscal 2011 increased to $3.1 million from $2.6 million during the second quarter of fiscal 2010. The increase of approximately $0.5 million, or 19.2%, was primarily a result of an increase of $0.7 million in share-based compensation expense primarily associated with a grant of options in the third quarter of fiscal 2010 to executive officers. This increase was partially offset by a decrease of $0.1 million in employee related expenses in connection with our reduction in workforce in fiscal 2010 that resulted in a decrease in the average headcount by six employees from the second quarter of fiscal 2010 to the second quarter of fiscal 2011.

Interest Expense. Interest expense totaled $0.4 million in the second quarters of both fiscal 2011 and fiscal 2010. In fiscal 2009, we entered into two non-OEM accounts receivable financing agreements. Under the non-OEM accounts receivable financing agreements we recorded interest expense of $0.4 million and $0.3 million in the second quarter of fiscal 2011 and 2010, respectively, including $28,000 and $35,000, respectively, in amortization of debt issuance costs. The second quarter of fiscal 2010 also included interest expense associated with our note payable to Anacomp of $0.1 million.

Other Income (expense), net. Other income (expense), net, during the second quarter of fiscal 2011 reflected income of $3.1 million compared to income of $0.6 million during the second quarter of fiscal 2010. The increase of approximately $2.5 million was primarily due to the receipt of $3.0 million from various institutional investors in consideration for a minority ownership interest in any amounts we receive from litigation awards or settlements arising from our patent infringement lawsuit against BDT, Dell and IBM and our complaint for patent infringement in the United States International Trade Commission against the same defendants. In the second quarter of fiscal 2010, we liquidated our auction rate securities which resulted in a recognized gain of $0.5 million.

The first half of fiscal 2011 compared to the first half of fiscal 2010

Net Revenue. Net revenue in the first half of fiscal 2011 decreased to $35.5 million from $39.7 million in the first half of fiscal 2010. The decrease of $4.2 million, or 10.6%, was primarily in our OEM channel. Net revenue in our branded channel remained relatively constant.

Product Revenue

Net product revenue from OEM customers in the first half of fiscal 2011 decreased to $4.2 million from $8.5 million in the first half of fiscal 2010. The decrease of $4.3 million, or 50.6%, was primarily a result of decreased revenue from HP which represented approximately 16.1% of net revenue in the first half of fiscal 2011 compared with 23.7% of net revenue in the first half of fiscal 2010.

Net product revenue from Overland branded products, excluding service revenue, in the first half of fiscal 2011 increased to $19.9 million from $19.4 million in the first half of fiscal 2010. This increase of $0.5 million, or 2.6%, was primarily a result of increased revenue from our disk based products offset by a decrease in tape based products.

Service Revenue

Net service revenue was relatively constant at $11.2 million in the first half of fiscal 2011 compared with $11.5 million in the first half of fiscal 2010. As a percentage of total revenue, service revenue increased 2.5% to 31.5% for the first half of fiscal 2011 compared to 29.0% in the first half of fiscal 2010.

Royalty Fees

Net royalty fees in the first half of fiscal 2011 decreased to $0.2 million from $0.3 million in the first half of fiscal 2010. The decrease was primarily the result of a decrease of $0.1 million in VR2® royalties.

Gross Profit. Gross profit in the first half of fiscal 2011 decreased to $9.7 million from $11.0 million in the first half of fiscal 2010. Gross margin in the first half of fiscal 2011 at 27.4% was relatively constant compared to 27.8% in the first half of fiscal 2010.

Product Revenue

Gross profit on product revenue in the first half of fiscal 2011 was $3.8 million compared to $4.8 million for the first half of fiscal 2010. The decrease of $1.0 million, or 22.8%, was primarily due to the 13.7% decrease in net product revenue. Gross margin on product revenue at 15.9% for the first half of fiscal 2011 declined from 17.2% for the first half of fiscal 2010.

Service Revenue

Gross profit on service revenue was relatively constant at $5.7 million in the first half of fiscal 2011 compared with $5.9 million in the first half of fiscal 2010. Gross margin on service revenue at 50.7% for the first half of fiscal 2011 was relatively constant compared with 51.4% for the first half of fiscal 2010.

Share-Based Compensation. During the first half of fiscal 2011 and 2010, we recorded share-based compensation expense of approximately $2.0 million and $0.2 million, respectively. The increase of approximately $1.8 million in the first half of fiscal 2011 compared to the first half of fiscal 2010 is primarily due to a grant of options in the third quarter of fiscal 2010 to acquire, in the aggregate, 1.8 million shares of our common stock to executive officers. In addition, in October 2010, we granted 463,000 restricted stock units, in the aggregate, to certain executives.

The following table summarizes share-based compensation by income statement caption (in thousands):

	Six months ended December 31,		Change
	2010	2009
Cost of product sales	$6	$53	$(47)
Sales and marketing	514	118	396
Research and development	224	28	196
General and administrative	1,303	49	1,254

	$2,047	$248	$1,799

Sales and Marketing Expenses. Sales and marketing expenses in the first half of fiscal 2011 increased to $8.9 million from $8.8 million during the first half of fiscal 2010. The increase of approximately $0.1 million, or 1.1%, was primarily the result of an increase of $0.4 million in share-based compensation expense primarily associated with a grant of options in the third quarter of fiscal 2010 to executive officers. This increase was partially offset by a reduction of $0.3 million in employee related expenses in connection with our reduction in workforce in fiscal 2010 that resulted in a decrease in the average headcount by three employees from the first half of fiscal 2010 to the first half of fiscal 2011.

Research and Development Expenses. Research and development expenses in the first half of fiscal 2011 increased to $3.5 million from $2.9 million during the first half of fiscal 2010. The increase of approximately $0.6 million, or 20.7%, was primarily a result of (i) an increase of approximately $0.6 million in employee related expenses associated with an increase in average headcount by five employees associated with the restructuring of our research and development department, including the addition of a chief technology officer, (ii) an increase of $0.2 million in share-based compensation expense primarily associated with a grant of options in the third quarter of fiscal 2010 to an executive officer and (iii) an increase of $0.1 million in outside contractor fees. These increases were partially offset by a decrease of $0.3 million in development expense associated with the timing of new product development.

General and Administrative Expenses. General and administrative expenses in the first half of fiscal 2011 increased to $6.7 million from $5.3 million during the first half of fiscal 2010. The increase of approximately $1.4 million, or 26.4%, was primarily a result of (i) an increase of $1.3 million in share-based compensation expense primarily associated with a grant of options in the third quarter of fiscal 2010 to executive officers and (ii) an increase of $0.3 million in outside contractor expenses, principally for financial and accounting services. These increases were partially offset by a decrease of $0.3 million in severance expense associated with a former executive officer.

Interest Expense. Interest expense, in the first half of fiscal 2011 remained relatively constant at $0.7 million compared to $0.8 million during the first half of fiscal 2010. In fiscal 2009, we entered into two non-OEM accounts receivable financing agreements. Under the non-OEM accounts receivable financing agreements we recorded interest expense of $0.7 million in the first half of fiscal 2011 and 2010, including $63,000 and $70,000, respectively, in amortization of debt issuance costs. The first half of fiscal 2010 also included interest expense associated with our note payable to Anacomp of $0.1 million.

Other Income (expense), net. Other income (expense), net, in the first half of fiscal 2011 reflected income of $2.8 million compared to income of $0.6 million during the first half of fiscal 2010. The increase of approximately $2.2 million was primarily due to the receipt of $3.0 million from various institutional investors in consideration for a minority ownership interest in any amounts we receive from litigation awards or settlements arising from our patent infringement lawsuit against BDT, Dell and IBM and our complaint for patent infringement in the United States International Trade Commission against the same defendants. This increase was partially offset by a decrease of approximately $0.3 million in realized currency exchange gains due to foreign currency fluctuations. In the first half of fiscal 2010, we liquidated our auction rate securities resulting in a recognized gain of $0.5 million.

Liquidity and Capital Resources

At December 31, 2010, we had a cash balance of $6.8 million, compared to $8.9 million at June 30, 2010. In November 2010, we sold 3.4 million shares of our common stock to certain institutional investors at $1.25 per share for gross proceeds of approximately $4.2 million (net proceeds of approximately $4.0 million). In addition, we sold to various institutional investors for $3.0 million a minority ownership interest in amounts we receive from litigation awards or settlements arising from our patent infringement lawsuit against BDT, Dell and IBM and our complaint for patent infringement in the United States International Trade Commission against the same defendants. We currently have financing agreements in place with a borrowing base that is determined by the amount of qualifying non-OEM accounts receivable sales during a period. Our practice has been to borrow the full amount of non-OEM accounts receivable sales we transact. Cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of fiscal 2011 as we reshape our business model and improve operational efficiencies.

As of December 31, 2010, we had working capital of $2.3 million, reflecting $4.3 million decreases in both current assets and current liabilities compared to June 30, 2010. The decrease in current assets is primarily attributable to reduced sales, resulting in decreases in accounts receivable and lower inventory balances. Current liabilities associated with our non-OEM accounts receivable financing arrangements, including accrued interest, were $3.5 million and $4.5 million as of December 31 and June 30, 2010, respectively.

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

Under the MCF Financing Agreement, we are not obligated to offer any accounts (invoices) in any month, and MCF has the right to decline to purchase any offered accounts (invoices). To date, individual invoices declined by MCF were considered immaterial to our accounts receivable balance, financial position and cash flows. A significant increase in rebates claimed as a percentage of our gross collections could lead to our failure to satisfy the dilution covenant. We were in compliance with the dilution covenant in the MCF Financing Agreement at December 31, 2010. We continue to monitor our compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. Based upon our current operating assumptions, we expect to remain in compliance with the permissible dilution covenant throughout the remainder of fiscal 2011.

FGI may terminate the FGI Financing Agreement upon default by us, and may also terminate the agreement for convenience upon 30 days advance notice. We may terminate the agreement at any time by paying a $100,000 termination fee. The termination fee is not payable upon a termination by FGI or upon non-renewal. We were in compliance with the terms of the FGI Financing Agreement at December 31, 2010. Based upon our current operating assumptions, we expect to remain in compliance with the terms of the FGI Financing Agreement throughout the remainder of fiscal 2011.

Our cash on hand and funding available under our non-OEM accounts receivable financing agreements may not be sufficient to allow us to continue operations at current levels through the end of fiscal or calendar 2011. Significant changes from our current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on our ability to access the level of funding necessary to continue operations at current levels for the remainder of fiscal 2011. If any of these events occur or if we are not able to secure adequate funding during this year, we may be forced to make further reductions in spending, may be forced to further extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. However, we believe that our ability to modify operations to the extent necessary will allow us to continue operations at reduced levels for the next 12 months.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

During the first half of fiscal 2011, we used $4.1 million in cash for operating activities compared to $4.5 million during the first half of fiscal 2010. This use of cash was primarily a result of our net loss of $7.4 million for the first half of fiscal 2011, offset by overall decreases in operating assets and liabilities. The decreases primarily consisted of (i) a decrease in inventory due to a timing difference related to our SNAP appliance products, (ii) a decrease in accounts payable and accrued liabilities and (iii) a decrease in accounts receivable due to lower sales.

We used cash in investing activities of $0.4 million during the first half of fiscal 2011 compared to $2.0 million cash generated in the first half of fiscal 2010. During the first half of fiscal 2011, we acquired intangible assets consisting of existing technology (acquired technology) for $150,000. Capital expenditures during the first half of fiscal 2011 and 2010 totaled $0.2 million and $47,000, respectively. Such expenditures were associated with machinery and equipment to support new product introductions. During the first half of fiscal 2010, we generated cash of approximately $2.0 million due to the liquidation of our auction rate securities.

We generated cash from our financing activities of $2.4 million during the first half of fiscal 2011 compared to $2.8 million during the first half of fiscal 2010. In November 2010, we sold 3.4 million shares of our common stock to certain institutional investors at $1.25 per share for gross proceeds of $4.2 million (net proceeds of $4.0 million). During the first half of fiscal 2011, we made payments totaling $0.7 million against the Anacomp note, and repayments of $0.9 million for amounts funded under our non-OEM accounts receivable financing agreements. Cash generated from financing activities for the first half of fiscal 2010 primarily relates to the sale of 2.1 million shares of our common stock through a public offering of common stock at $2.10 per share resulting in gross proceeds of approximately $4.3 million (net proceeds of approximately $3.7 million) offset by scheduled payments under the notes payable to Anacomp and Adaptec, which totaled $1.2 million during the first half of fiscal 2010.

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

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first half of fiscal 2011 and 2010 was a loss of $0.3 million and a gain of $64,000, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cash and other sources of liquidity may not be adequate to fund our operations at current levels for the remainder of fiscal or calendar 2011. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted.

Our cash on hand and funding available under our non-OEM accounts receivable financing agreements may not be sufficient to allow us to continue operations at current levels through the end of fiscal or calendar 2011. Significant changes from our current forecast, including, but not limited to, (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes to the historical timing of collecting accounts receivable or to the borrowing terms on our non-OEM account receivable financing arrangements, could have a material adverse affect on our ability to access the level of funding necessary to continue operations at current levels for the remainder of fiscal 2011. If any of these events occur or if we are not able to secure adequate funding during this year, we may be forced to make further reductions in spending, further extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. However, we believe that our ability to modify operations to the extent necessary will allow us to continue operations at reduced levels for the next 12 months.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the fiscal year ended June 30, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We may seek equity, equity-based financing (such as convertible debt) or debt when market conditions permit. Such financing may not be available on favorable terms, or at all. If we need additional funding for operations and are unable to raise it through equity or debt financings, we may be forced to liquidate assets and/or curtail or cease operations. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

We urge you to review the additional information about our liquidity and capital resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report. If we cease to continue as a going concern due to lack of available capital or otherwise, you may lose your entire investment in our company.

We may not be able to meet the continued listing requirements for The NASDAQ Capital Market. If our common stock is delisted from the Capital Market, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On June 11, 2010, we applied to The NASDAQ Stock Market, LLC (NASDAQ) to transfer the listing of our common stock from The NASDAQ Global Market (Global Market) to the Capital Market since we were unable to demonstrate compliance with all continued listing standards of the Global Market on or before June 14, 2010. On June 14, 2010, we were notified that NASDAQ approved our application to transfer the listing of our common stock to the Capital Market, effective at the opening of trading on June 16, 2010. On November 16, 2010, we received a written notification from NASDAQ that we are not in compliance with the alternative minimum standards for shareholders’ equity, minimum market value of listed securities or minimum net income set forth in Listing Rule 5550(b) for continued listing of our common stock on the Capital Market. We had 45 calendar days from the date of the written notification, or until December 31, 2010, to submit a plan to NASDAQ to regain compliance with one of the alternative minimum standards for continued listing set forth in Listing Rule 5550(b) (compliance plan). We submitted the compliance plan to NASDAQ on December 31, 2010 and are awaiting a determination from NASDAQ. NASDAQ has granted us a provisional extension provided that we enter into an agreement for a capital raising transaction or other transaction that increases our stockholders’ equity by a specified amount on or before February 28, 2011, at which point NASDAQ will grant us a subsequent extension to evidence compliance. If we do not meet such conditions, we may appeal the decision to a NASDAQ Hearings Panel. There can be no assurance that we will complete such transaction or that we will be able to timely regain compliance with the minimum standards for continued listing on the Capital Market.

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

In August 2010, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc. and BDT-Solutions GmbH. In October 2010, we filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; Dell; and IBM. Also in October 2010, we filed a complaint for patent infringement in the United States International Trade Commission against the same defendants. Both lawsuits claim infringement of two of our United States patents, Nos. 6,328,766 and 6,353,581. The complaints broadly claim infringement by BDT’s products, and they specifically identify BDT’s FlexStor® II product line as infringing our patents. The complaints also claim infringement by Dell and IBM products that are manufactured by BDT based on the FlexStor® II. The Southern District of California case has been stayed to allow the International Trade Commission case to move forward first. The International Trade Commission instituted the case on November 18, 2010 (Investigation No. 337-TA-746). Discovery is already underway and the case is set for trial on September 1, 2011. The Initial Determination from the Administrative Law Judge is due on November 23, 2011.

The failure to attract, retain and motivate key personnel could have a significant adverse impact on our operations.

We have experienced significant changes in our senior management. In January 2010, our Board of Directors appointed Eric L. Kelly, who has served as our Chief Executive Officer since January 2009 and on our Board of Directors since November 13, 2007, as our President. In January 2009, Vernon A. LoForti, who had served as our Chief Executive Officer and President and on our Board of Directors since August 2007, transitioned to the role of President and resigned from our Board of Directors. In September 2009, we terminated the employment of Mr. LoForti. In February 2010, we terminated the employment of Ravi Pendekanti, our former Vice President of Business Development and Solutions. In September 2009, Christopher Gopal joined us as our Vice President of Worldwide Operations and in February 2010, Geoff Barrall joined us as our Chief Technology Officer and Vice President of Engineering. Mr. Gopal’s employment with us ended in January 2011 following a six-month leave of absence. These changes may be a distraction to other senior management, business operations, commercial partners and customers. Additionally, we have experienced a prolonged period of operating losses and declines in our stock price and cash position, which have affected and may continue to affect employee morale and retention. We reduced our workforce by 13.0% worldwide in August 2008, by 3.4% in December 2008, by 17.0% in January 2009, by 11.1% in March 2009, by 6.4% in October 2009 and by 18.8% in April 2010. In addition, we enacted a temporary 10.0% salary reduction for all employees in January 2009, which was partially reinstated in fiscal 2010. Additional turnover, particularly among senior management, may also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. We cannot guarantee that we will successfully attract or retain the management we need, or be able to maintain an optimal workforce size. Any inability to attract, retain or motivate such personnel or to address manpower constraints could materially adversely affect our results of operations, financial position or cash flows. We do not currently maintain any key-man insurance for any of our employees.

Item 5. — Other Information

On February 10, 2011, our Board of Directors, upon the recommendation of the Nominating and Governance Committee, appointed Shmuel Shottan to fill one of the vacancies on the Board of Directors and to serve as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Shottan will serve as a director of our Company for a term of office expiring at our next annual meeting of shareholders. Mr. Shottan will receive compensation in accordance with our standard compensation arrangements for non-employee directors, which are described under the heading “Overview of Non-Employee Director Compensation and Procedures” in Item. 11 of Part III of our Form 10-K/A for the fiscal year ended June 27, 2010, as filed with the SEC on October 25, 2010.

There are no arrangements or understandings between Mr. Shottan and any other persons pursuant to which Mr. Shottan was selected as a director of our Company. We have not entered into any transactions with Mr. Shottan that would require disclosure under Item 404(a) of Regulation S-K. The Board of Directors has determined that Mr. Shottan qualifies as independent under the independence standards set forth in NASDAQ Marketplace Rule 5605(a)(2).

In addition, on February 10, 2011, Michael Norkus resigned as a member of the Board of Directors.

Item 6. — Exhibits

10.1	Form of Subscription Agreement dated November 12, 2010 between Overland Storage, Inc. and each of the purchasers party thereto (incorporated by reference to the Company’s Form 8-K filed November 17, 2010).

10.2	Financial Advisory Agreement, dated November 12, 2010, between Overland Storage, Inc. and Roth Capital Partners, LLC. (incorporated by reference to the Company’s Form 8-K filed November 17, 2010).

10.3	Purchase Agreement dated December 21, 2010 between Overland Storage, Inc. and Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P.

31.1	Certification of Eric L. Kelly, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt L. Kalbfleisch, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, President and Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: February 16, 2011	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign on behalf of registrant)