Form 10-Q
period 2011-04-03
OVERLAND STORAGE INC
filed 2011-05-17
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

As of May 9, 2011, there were 22,987,270 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.

FORM 10-Q

For the quarterly period ended April 3, 2011

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.

Consolidated Condensed Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net revenue:
Product revenue	$10,654	$12,328	$34,726	$40,212
Service revenue	6,450	6,215	17,646	17,758
Royalty fees	22	75	257	393

	17,126	18,618	52,629	58,363
Cost of product revenue	8,610	11,273	28,865	34,367
Cost of service revenue	2,729	2,675	8,252	8,285

Gross profit	5,787	4,670	15,512	15,711
Operating expenses:
Sales and marketing	3,640	4,677	12,585	13,497
Research and development	1,989	1,481	5,470	4,402
General and administrative	2,924	2,839	9,590	8,099

	8,553	8,997	27,645	25,998

Loss from operations	(2,766)	(4,327)	(12,133)	(10,287)
Other income (expense):
Interest income	—	—	—	60
Interest expense	(243)	(418)	(960)	(1,200)
Other income (expense), net	(248)	337	2,524	895

Loss before income taxes	(3,257)	(4,408)	(10,569)	(10,532)
Provision for (benefit from) income taxes	109	(1,902)	204	(1,754)

Net loss	(3,366)	(2,506)	(10,773)	(8,778)
Deemed dividend on preferred stock	—	(144)	—	(144)

Net loss applicable to common shareholders	$(3,366)	$(2,650)	$(10,773)	$(8,922)

Net loss per share:
Basic and diluted	$(0.22)	$(0.42)	$(0.83)	$(1.67)

Shares used in computing net loss per share:
Basic and diluted	15,566	6,341	13,003	5,358

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2011	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$16,671	$8,852
Accounts receivable, net of allowance for doubtful accounts of $259 and $411 as of March 31, 2011 and June 30, 2010, respectively	8,277	7,062
Accounts receivable pledged as collateral	3,057	6,195
Inventories	9,203	9,941
Other current assets	6,368	6,551

Total current assets	43,576	38,601
Property and equipment, net	726	804
Intangible assets, net	2,785	3,492
Other assets	1,421	1,428

Total assets	$48,508	$44,325

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,443	$9,789
Accrued liabilities	16,047	17,192
Accrued payroll and employee compensation	1,804	1,848
Income taxes payable	180	120
Accrued warranty	1,429	2,098
Debt	2,115	5,171

Total current liabilities	30,018	36,218
Other long-term liabilities	5,878	5,441

Total liabilities	35,896	41,659
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of March 31, 2011 and June 30, 2010	—	—
Common stock, no par value, 45,100 shares authorized; 22,984 and 10,886 shares issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	106,034	85,709
Accumulated other comprehensive loss	(586)	(980)
Accumulated deficit	(92,836)	(82,063)

Total shareholders’ equity	12,612	2,666

Total liabilities and shareholders’ equity	$45,508	$44,325

See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.

Consolidated Condensed Statement of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2011	2010
Operating activities:
Net loss	$(10,773)	$(8,778)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,162	1,278
Share-based compensation	2,484	525
Gain on liquidation of auction rate securities	—	(495)
Changes in operating assets and liabilities:
Accounts receivable	(1,083)	(573)
Accounts receivable pledged as collateral	3,006	991
Inventories	738	1,558
Accounts payable and accrued liabilities	(4,624)	(1,538)
Accrued interest expense	(33)	(101)
Accrued payroll and employee compensation	(113)	155
Other assets and liabilities, net	1,184	(2,361)

Net cash used in operating activities	(8,052)	(9,339)
Investing activities:
Capital expenditures	(213)	(144)
Purchase of intangible assets	(150)	—
Liquidation of auction rate securities	—	2,000

Net cash (used in) provided by investing activities	(363)	1,856
Financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs	—	10,881
Proceeds from issuance of common stock	19,218	3,707
Proceeds from the exercise of stock options and ESPP purchases	20	15
Repayment of accounts receivable pledged as collateral, net	(2,329)	(688)
Repayment of principal on long-term debt	(693)	(2,011)

Net cash provided by financing activities	16,216	11,904
Effect of exchange rate changes on cash	18	(1)
Net increase in cash and cash equivalents	7,819	4,420
Cash and cash equivalents, beginning of period	8,852	5,456

Cash and cash equivalents, end of period	$16,671	$9,876

Noncash — Financing activities — Liabilities related to issuance of common stock	$1,397	$—

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

The Company operates and reports using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. For ease of presentation, the Company’s last fiscal year is considered to end June 30, 2010 and the Company’s third quarter of fiscal 2011 is considered to have ended March 31, 2011. For example, references to the quarter ended March 31, 2011, the three months ended March 31, 2011, the nine months ended March 31, 2011, and the first nine months of fiscal 2011 refer to the fiscal period ended April 3, 2011. The third quarter of fiscal 2011 and 2010 each included 13 weeks.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company’s consolidated condensed results of operations, financial position and cash flows as of March 31, 2011 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010. The results reported in these consolidated condensed financial statements for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company has incurred losses for its last five fiscal years and negative cash flows from operating activities for its last four fiscal years. As of March 31, 2011, the Company had an accumulated deficit of $92.8 million. During the first nine months fiscal 2011, the Company incurred a net loss of $10.8 million. Through fiscal 2011, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.

The Company has projected that cash on hand will be sufficient to allow the Company to continue operations for the next 12 months. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on the Company’s liquidity. This could force the Company to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

The following table summarizes the activity and balances of accrued restructuring charges through March 31, 2011 (in thousands):

	Employee Related	Facilities	Total
Balance at June 30, 2010	$91	$8	$99
Cash payments	(91)	(8)	(99)

Balance at March 31, 2011	$—	$—	$—

NOTE 3 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes inventories (in thousands):

	March 31, 2011	June 30, 2010
Raw materials	$3,835	$5,010
Work in process	273	73
Finished goods	5,095	4,858

	$9,203	$9,941

The following table summarizes other current assets (in thousands):

	March 31, 2011	June 30, 2010
Prepaid third-party service contracts	$4,470	$5,121
Short-term deposits	693	489
Prepaid insurance and services	375	301
VAT receivable	371	298
Income tax receivable	—	46
Other	459	296

	$6,368	$6,551

The following table summarizes other assets (in thousands):

	March 31, 2011	June 30, 2010
Deferred service contracts	$1,265	$1,275
Other	156	153

	$1,421	$1,428

The following table summarizes accrued liabilities (in thousands):

	March 31, 2011	June 30, 2010
Deferred revenue – Service contracts	$9,777	$11,026
Accrued expenses	3,183	2,696
Third-party service contracts payable	2,084	1,889
Deferred revenue – Distributors	399	942
Accrued market development funds	559	544
Other	45	95

	$16,047	$17,192

The following table summarizes other long-term liabilities (in thousands):

	March 31, 2011	June 30, 2010
Deferred revenue – Service contracts	$4,003	$3,684
Deferred rent	1,264	1,103
Third-party service contracts payable	490	455
Other	121	199

	$5,878	$5,441

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

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Options outstanding and ESPP share purchase rights	3,216	1,280	3,207	1,189
Common stock purchase warrants	12,539	2,552	12,539	871
Series A Convertible Preferred Stock	—	4,522	—	4,522

The Company recorded a beneficial conversion feature of $144,000 for the November 2010 issuance of Series A Convertible Preferred Stock. This amount has been included as an increase to the net loss for common shareholders when computing loss per share for the three and nine months ended March 31, 2010.

NOTE 5 — COMPREHENSIVE LOSS

Comprehensive loss for the Company includes net loss, foreign currency translation adjustments and unrealized gains on available-for-sale securities, which are charged or credited to accumulated other comprehensive loss within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net loss	$(3,366)	$(2,506)	$(10,773)	$(8,778)
Foreign currency translation adjustments	191	(253)	394	(290)
Realized gain on liquidation of auction rate securities	—	—	—	(206)

Total comprehensive loss	$(3,175)	$(2,759)	$(10,379)	$(9,274)

NOTE 6 — INCOME TAXES

The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company did not record any material amounts of interest or penalties through March 31, 2011.

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

Changes in the liability for product warranty and deferred revenue associated with extended warranties were as follows (in thousands):

	Accrued Warranty	Deferred Revenue
Liability at June 30, 2010	$2,098	$14,274
Settlements made during the period	(470)	(13,181)
Change in liability for warranties issued during the period	657	11,996
Change in liability for preexisting warranties	(856)	—

Liability at March 31, 2011	$1,429	$13,089

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at March 31, 2011 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

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

The following table summarizes intangible assets (in thousands):

	March 31, 2011	June 30, 2010
Acquired technology	$1,928	$1,778
Customer contracts and trade names	3,853	3,853

	5,781	5,631
Less: Accumulated amortization	(2,996)	(2,139)

	$2,785	$3,492

Amortization expense of intangible assets was $0.3 million during the third quarters of both fiscal 2011 and 2010. Amortization expense of intangible assets was $0.9 million and $0.8 million during the first nine months of fiscal 2011 and 2010, respectively. Estimated amortization expense for intangible assets is $0.3 million for the remainder of fiscal 2011 and $1.1 million, $0.7 million and $0.7 million for fiscal 2012, 2013 and 2014, respectively.

NOTE 9 — EQUITY

Sale of Common Stock

In March 2011, in a private placement transaction, the Company sold an aggregate of 8,653,045 shares of its common stock along with warrants to purchase up to 3,807,331 shares of common stock for a total issuance price of approximately $15.3 million and net proceeds of approximately $13.9 million. The purchase price for one share of common stock and a warrant to purchase 0.44 shares of common stock was $1.765. Each warrant has an initial exercise price of $1.71 per share of common stock. The warrants are immediately exercisable and have a five year term. In connection with the offering and as partial compensation for the placement agent’s services, the Company issued to the placement agent a warrant initially exercisable to purchase up to 259,591 shares of common stock at an exercise price of $1.71 per share of common stock and with other terms also substantially the same as the March 2011 warrants. The Company has evaluated the warrants issued in the private placement transaction and has concluded that the equity classification is appropriate as all warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument.

The Company also entered into a Registration Rights Agreement, or the Registration Rights Agreement, dated as of March 21, 2011 with the Investors and the Placement Agent pursuant to which the Company filed a registration statement with the SEC to register the resale of the shares of common stock issued in the Offering and issuable upon exercise of the Warrants and certain of the Placement Agent Warrants described below. Subject to certain limited exceptions, if the registration statement is not declared effective by the SEC within 120 days of the closing of the Offering (or earlier in certain circumstances) or if the Company does not meet certain other obligations set forth in the Registration Rights Agreement, the Company will be required to pay liquidated damages in an amount equal to 2.0% of the aggregate amount invested by each selling shareholder for each 30-day period (or a pro rata portion thereof) during which the Company is not in compliance with the terms of the Registration Rights Agreement.

In November 2010, the Company sold an aggregate of 3,376,000 shares of its common stock to certain institutional investors at $1.25 per share for gross proceeds of approximately $4.2 million and net proceeds of approximately $4.0 million. As part of this sale of common stock, the number of shares of common stock issuable upon exercise of the warrants issued in February 2010 was adjusted from 6,373,266 shares to 7,307,186 shares and the per share strike price of such warrants was proportionately decreased from $2.583 to $2.253, each as a result of the weighted average anti-dilution provisions in the warrants. The Company has concluded that these warrants should continue to be classified as a component of equity.

Resulting from the March 2011 sale of common stock, the number of shares of common stock issuable upon exercise of the warrants issued in February 2010 was further adjusted from 7,307,186 shares to 8,368,135 shares and the per share strike price of such warrants was proportionately decreased from $2.253 to $1.967, each as a result of the weighted average anti-dilution provisions in the warrants. The Company has concluded that these warrants should continue to be classified as a component of equity.

Restricted Stock Awards

In February 2011, the Company granted an award of 10,000 restricted stock units to an employee. This award vests annually in three equal installments beginning on the one-year anniversary of the award date. At March 31, 2011, no shares were vested.

In October 2010, the Company granted awards of 463,000 restricted stock units, in the aggregate, to certain executives. These awards vest on the one-year anniversary of the award date. At March 31, 2011, no shares were vested.

Issuance of Stock Options

2009 Equity Incentive Plan

In February 2011, the Company granted stock options to employees to acquire, in the aggregate, 14,250 shares of common stock with an exercise price of $1.56 per share.

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

The 2009 equity incentive plan options vest over three years and expire on the sixth anniversary of the grant date.

Outside of 2009 Equity Incentive Plan

In March 2011, the Company granted stock options to the vice president of operations to acquire 218,356 shares of common stock with an exercise price of $1.70 per share. The options vest over three years and expire on the sixth anniversary of the grant.

Employee Stock Purchase Plan

During the first nine months of fiscal 2011 and 2010, the Company issued 1,368 and 700, respectively, shares of common stock purchased through the Company’s 2006 employee stock purchase plan.

Common Stock Exercises

During the first nine months of fiscal 2011 and 2010, the Company issued 18,541 and 16,330, respectively, shares of common stock upon exercise of outstanding stock options.

NOTE 10 — DEBT

The components of the Company’s outstanding debt are as follows (in thousands):

	March 31, 2011	June 30, 2010
Obligation under Marquette Commercial Finance Financing Agreement	$1,325	$2,612
Obligation under Faunus Group International Financing Agreement	790	1,848
Note payable to Anacomp Inc., including accrued interest	—	711

	$2,115	$5,171

MCF Financing Agreement

In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement (the MCF Financing Agreement) with Marquette Commercial Finance (MCF). Under the terms of the MCF Financing Agreement, the Company may offer to sell its accounts receivable to MCF each month during the term of the MCF Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million in gross receivables submitted, or $6.3 million in net amounts funded based upon a 70.0% advance rate. The MCF Financing Agreement may be terminated by either party with 30 days written notice. The Company is not obligated to offer accounts in any month, and MCF has the right to decline to purchase any offered accounts (invoices). Net amounts funded by MCF as of March 31, 2011 and June 30, 2010, based upon a 70.0% advance rate, were $1.3 million and $2.6 million, respectively.

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

The Company accounts for the sale of receivables under the MCF Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $3.1 million and $6.2 million as of March 31, 2011 and June 30, 2010, respectively, includes $2.0 million and $3.7 million, respectively, of gross receivables that have been designated as “sold” to MCF. Such receivables serve as collateral for short-term debt in the amount of $1.3 million and $2.6 million, excluding accrued interest, as of March 31, 2011 and June 30, 2010, respectively.

The Company was in compliance with the terms of the MCF Financing Agreement at March 31, 2011. The Company continues to monitor compliance with the dilution covenant, which is based on the aggregate amount of credit memos, discounts and other downward adjustments to the original invoiced price divided by gross collections. A significant increase in rebates claimed as a percentage of the Company’s gross collections could lead to the Company’s failure to satisfy the dilution covenant. The Company was not in compliance with the dilution covenant in October 2010. Based upon the Company’s current operating assumptions, the Company expects to remain in compliance with the permissible dilution covenant throughout the remainder of fiscal 2011.

FGI Financing Agreement

In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement (the FGI Financing Agreement) with Faunus Group International (FGI). Under the terms of the FGI Financing Agreement, the Company may offer to sell its foreign non-OEM accounts receivable to FGI each month during the term of the FGI Financing Agreement, up to a maximum amount outstanding at any time of $5.0 million in gross accounts receivable submitted, or $3.75 million in net amounts funded based upon a 75.0% advance rate. FGI becomes responsible for the servicing and administration of the accounts receivable purchased. The Company pays FGI a monthly collateral management fee equal to 1.09% of the average monthly balance of accounts purchased by FGI. In addition, FGI charges the Company interest on the daily net funds employed at a rate equal to the greater of (i) 7.5% or (ii) 3.0% above FGI’s prime rate. FGI has the right to decline to purchase any accounts. Net amounts funded by FGI as of March 31, 2011 and June 30, 2010, based upon a 75.0% advance rate, were $0.8 million and $1.9 million, respectively.

The Company accounts for the sale of accounts receivable under the FGI Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated condensed balance sheets in the amount of $3.1 million and $6.2 million as of March 31, 2011 and June 30, 2010, respectively, includes $1.1 million and $2.5 million, respectively, of gross accounts receivable that have been designated as “sold” to FGI. Such receivables serve as collateral for short-term debt in the amount of $0.8 million and $1.9 million as of March 31, 2011 and June 30, 2010, respectively.

In April 2011, the Company terminated the FGI Financing Agreement pursuant to its terms and paid the $100,000 termination fee to FGI. The FGI Financing Agreement was for a term of 24 months and automatically renewed for additional two year terms unless either party gave notice of non-renewal. In addition, FGI could terminate the agreement upon a default by the Company and could also terminate the agreement for convenience upon 30 days advance notice. The Company could terminate the agreement at any time by paying a $100,000 termination fee. The termination fee was not payable upon a termination by FGI or upon non-renewal. FGI had a security interest in substantially all of the Company’s assets.

The Company was in compliance with the terms of the FGI Financing Agreement at March 31, 2011.

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

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) , which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) became effective for the Company beginning the first quarter of fiscal 2011. As a result of the adoption of these new revenue recognition standards, sales of products which contain both hardware and software components, and for which the Company had previously concluded that the software was more than incidental are no longer within the scope of software revenue recognition guidance as the hardware and software components function together to deliver the product’s essential functionality. For any multiple element arrangement, the Company allocates the relative fair value to each component. The adoption of the provisions of these updates did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs; the continued availability of our non-OEM accounts receivable financing arrangements; our ability to achieve the intended cost savings and maintain quality with our new manufacturing partner; our ability to generate cash from operations; our ability to raise outside capital and to repay our debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to maintain the listing of our common stock on The NASDAQ Capital Market (Capital Market); customers’, suppliers’ and creditors’ perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors” in Item 1A of Part II of this report, and set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission (SEC) on September 24, 2010 under the caption “Risk Factors” in Item 1A of Part I, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Per share amounts herein have been adjusted to give effect to the December 8, 2009 one-for-three reverse stock split.

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

Business Transition. In August 2005, we announced that our largest OEM customer, Hewlett Packard Company (HP), had selected an alternate supplier for its next-generation mid-range tape automation products. HP began purchasing the alternate supplier’s new product line during the first quarter of calendar year 2006, which decreased our sales to HP. Although we believe that our sales to HP will continue to decline, in the fourth quarter of fiscal 2009 we extended our supply agreement with HP until July 2012 with automatic renewals for three successive one-year periods unless earlier terminated by either party. In the first nine months of fiscal 2011, revenue from HP decreased 28.6% compared with the first nine months of fiscal 2010.

During the first nine months of fiscal 2011, we continued to experience decreased revenues as compared to the first nine months of fiscal 2010. We believe customers have delayed purchases or chosen not to purchase for a number of reasons, including, among others, the continued conservative infrastructure and IT spending and reluctance by some customers to purchase our products due to weakness in our financial condition.

We reported net revenue of $17.1 million for the third quarter of fiscal 2011, compared with $18.6 million for the third quarter of fiscal 2010. We reported net revenue of $52.6 million for the first nine months of fiscal 2011, compared with $58.4 million for the first nine months of fiscal 2010. Revenue from HP represented approximately 24.6% of total net revenue in the third quarter of fiscal 2011 compared with 24.1% of total net revenue in the third quarter of fiscal 2010. Revenue from HP represented approximately 18.9% of total net revenue in the first nine months of fiscal 2011 compared with 23.9% of total net revenue in the first nine months of fiscal 2010.

We incurred a net loss of $3.4 million, or $0.22 per share, for the third quarter of fiscal 2011 compared to a net loss of $2.5 million, or $0.42 per share, for the third quarter of 2010. We incurred a net loss of $10.8 million, or $0.83 per share, for the first nine months of fiscal 2011 compared to a net loss of $8.8 million, or $1.67 per share, for the first nine months of fiscal 2010. The increase in net losses for the quarter was the result of declines in net revenue. The increase in net losses year to date was the result of declines in net revenue, partially offset by our sale of a minority ownership interest in any amounts we receive from litigation awards or settlements arising from our patent infringement lawsuit against BDT AG and its affiliates (BDT), Dell Inc. (Dell) and International Business Machines Corporation (IBM) and our related complaint for patent infringement in the United States International Trade Commission against the same defendants.

Liquidity and capital resources. At March 31, 2011, we had a cash balance of $16.7 million, compared to $8.9 million at June 30, 2010. In the first nine months of fiscal 2011, we incurred a net loss of $10.8 million. During the third quarter of fiscal 2011, we sold an aggregate of 8,653,045 shares of our common stock and warrants to purchase up to 3,807,331 shares of common stock in a private placement for a total issuance price of approximately $15.3 million and net proceeds of approximately $13.9 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the remainder of fiscal 2011 as we reshape our business model and seek to improve operational efficiencies.

We have projected that cash on hand will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

As of March 31, 2011, we had working capital of $13.6 million, reflecting a $5.0 million increase in current assets and a $6.2 million decrease in current liabilities compared to June 30, 2010. The increase in current assets is primarily attributable to our private placement of common stock in March 2011. The decrease in current liabilities is primarily attributable to a $3.2 million decrease in accounts payable and accrued liabilities primarily related to operating activities, a $0.7 million reduction in debt related to the repayment of our note payable to Anacomp, Inc. (Anacomp) and a $2.3 million reduction in our current liabilities associated with our non-OEM accounts receivable financing arrangements. See “Liquidity and Capital Resources” below for a description of these arrangements.

Industry trends. We estimate that the cost of data management is four times the cost of storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost Serial Advanced Technology Attachment (SATA) drives and high performance Serial Attached SCSI (SAS) drives. IDC estimates that the total networked attached storage (NAS) market will grow at approximately 7.6% through 2014, and the growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server® solutions lie, is estimated at 10.8%. According to IDC, tape storage still constitutes approximately 7.3% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 38.2% and 46.5% of our revenue during the first nine months of fiscal 2011 and 2010, respectively.

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

Results of Operations

The following tables set forth certain financial data as a percentage of net revenue:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.2	74.9	70.5	73.1

Gross profit	33.8	25.1	29.5	26.9
Operating expenses:
Sales and marketing	21.3	25.1	23.9	23.1
Research and development	11.6	8.0	10.4	7.5
General and administrative	17.1	15.2	18.2	13.9

	50.0	48.3	52.5	44.5
Loss from operations	(16.2)	(23.2)	(23.0)	(17.6)
Other income (expense), net	(2.8)	(0.4)	3.0	(0.4)

Loss before income taxes	(19.0)	(23.6)	(20.0)	(18.0)
Provision for income taxes	0.6	(10.2)	0.4	(3.0)

Net loss	(19.6)%	(13.4)%	(20.4)%	(15.0)%

A summary of the sales mix by product follows:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Tape based products:
NEO Series®	31.7%	44.8%	38.1%	42.3%
ARCvault® family	—	0.1	0.1	4.2

	31.7	44.9	38.2	46.5
Disk based products:
REO Series®	1.9	2.0	2.4	3.5
ULTAMUS®	—	0.1	—	0.9
Snap Server®	13.7	10.8	15.6	9.8

	15.6	12.9	18.0	14.2
Service	37.6	33.4	33.5	30.4
Spare parts and other	15.1	8.6	10.0	8.5
VR2®	—	0.2	0.3	0.4

	100.0%	100.0%	100.0%	100.0%

The third quarter of fiscal 2011 compared to the third quarter of fiscal 2010

Net Revenue. Net revenue in the third quarter of fiscal 2011 decreased to $17.1 million from $18.6 million in the third quarter of fiscal 2010. The decrease of $1.5 million, or 8.0%, was primarily in our OEM channel related to decreased revenue from HP which represented approximately 24.6% of net revenue in the third quarter of fiscal 2011 compared to 24.1% of net revenue in the third quarter of fiscal 2010. The slight increase in percentage of net revenue was related to a backlog in the second quarter of fiscal 2011. Net revenue within our branded channel remained relatively constant.

Product Revenue

Net product revenue from OEM customers in the third quarter of fiscal 2011 decreased to $2.3 million from $3.3 million in the third quarter of fiscal 2010. The decrease of $1.0 million, or 30.3%, was primarily a result of decreased revenue from HP.

Net product revenue from Overland branded products, excluding service revenue, in the third quarter of fiscal 2011 decreased to $8.4 million from $9.0 million in the third quarter of fiscal 2010. The decrease of $0.6 million, or 6.7%, was primarily a result of a decrease in revenue from our tape based products offset by an increase in disk based products.

Service Revenue

Net service revenue in the third quarter of fiscal 2011 increased to $6.5, or 4.8%, from $6.2 million in the third quarter of fiscal 2010. As a percentage of total revenue, service revenue increased 4.3% to 37.7% for the third quarter of fiscal 2011 compared to 33.4% in the third quarter of fiscal 2010.

Royalty Fees

Net royalty fees were minimal in the third quarter of fiscal 2011 and third quarter of fiscal 2010.

Gross Profit. Gross profit in the third quarter of fiscal 2011 increased to $5.8 million from $4.7 million in the third quarter of fiscal 2010 due to increased sales of higher margin products and an improved product mix. Gross margin increased to 33.8% in the third quarter of fiscal 2011 from 25.1% in the third quarter of fiscal 2010 primarily related to the increase in branded product revenue as a percentage of total revenue.

Product Revenue

Gross profit on product revenue was $2.0 million during the third quarter of fiscal 2011 compared with $1.1 million for the third quarter of fiscal 2010. Gross margin on product revenue at 19.2% for the third quarter of fiscal 2011 increased from 8.6% for the third quarter of fiscal 2010 due to increased sales of higher margin products and an improved product mix.

Service Revenue

Gross profit on service revenue was relatively constant at $3.7 million during the third quarter of fiscal 2011 compared with $3.5 million for the third quarter of fiscal 2010. Gross margin on service revenue at 57.7% for the third quarter of fiscal 2011 was relatively constant compared with 57.0% for the third quarter of fiscal 2010.

Share-Based Compensation. During the third quarters of fiscal 2011 and 2010, we recorded share-based compensation expense of approximately $0.4 million and $0.3 million, respectively. Share-based compensation expense for the fourth quarter of fiscal 2011 is expected to be approximately $0.5 million.

The following table summarizes share-based compensation by income statement caption (in thousands):

	Three months ended March 31,		Change
	2011	2010
Cost of product sales	$2	$35	$(33)
Sales and marketing	12	52	(40)
Research and development	88	73	15
General and administrative	335	117	218

	$437	$277	$160

Sales and Marketing Expenses. Sales and marketing expenses in the third quarter of fiscal 2011 decreased to $3.6 million from $4.7 million during the third quarter of fiscal 2010. The decrease of approximately $1.1 million, or 23.4%, was primarily the result of (i) a reduction of $0.4 million in employee related expenses in connection with our reduction in workforce that resulted in a decrease in the average headcount by 14 employees from the third quarter of fiscal 2010 to the third quarter of fiscal 2011, (ii) a reduction of $0.3 million in public relations and advertising costs, including contractor fees, due to reductions in marketing programs and reducing our scope of outsourced marketing projects and (iii) a decrease of $0.2 million in severance costs associated with the fiscal 2010 restructurings.

Research and Development Expenses. Research and development expenses in the third quarter of fiscal 2011 increased to $2.0 million from $1.5 million during the third quarter of fiscal 2010. The increase of approximately $0.5 million, or 33.3%, was primarily a result of (i) an increase of $0.3 million in employee and related expenses associated with an increase in average headcount by five employees associated with the restructuring of our research and development department, including the addition of a chief technology officer and (ii) an increase of $0.1 million in outside contractor fees.

General and Administrative Expenses. General and administrative expenses in the third quarter of fiscal 2011 increased to $2.9 million from $2.8 million during the third quarter of fiscal 2010. The increase of approximately $0.1 million, or 3.6%, was primarily a result of (i) an increase of $0.4 million in executive bonuses and (ii) an increase of $0.2 million in share-based compensation expense primarily associated with a grant of options in the third quarter of fiscal 2010 to executive officers. These increases were offset by (i) a decrease of $0.1 million in employee related expenses in connection with our reduction in workforce that resulted in a decrease in the average headcount by six employees from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 and (ii) a decrease of $0.3 million in legal fees associated with our prior litigation with Crossroads which was settled in May 2010.

Interest Expense. Interest expense in the third quarter of fiscal 2011 decreased to $0.2 million from $0.4 million in the third quarter of fiscal 2010. The decrease of approximately $0.2 million, or 50.0%, was primarily a result of a decrease in interest expense related to our non-OEM accounts receivable financing agreements.

Other Income (expense), net. Other income (expense), net, during the third quarter of fiscal 2011 reflected expense of $0.2 million compared to income of $0.3 million during the third quarter of fiscal 2010. The decrease of approximately $0.5 million was primarily due to a decrease of foreign currency gains due to foreign currency fluctuations.

Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes during the third quarter of fiscal 2011 reflected a provision for income taxes of $0.1 million compared to a benefit of $1.9 million during the third quarter of fiscal 2010. The provision in the third quarter of fiscal 2011 primarily related to our pre-tax loss in the third quarter of fiscal 2011. The net benefit in the third quarter of fiscal 2010 primarily related to our net operating loss carry back recognized pursuant to amended IRC code section 172(b)(1)(H).

The first nine months of fiscal 2011 compared to the first nine months of fiscal 2010

Net Revenue. Net revenue in the first nine months of fiscal 2011 decreased to $52.6 million from $58.4 million in the first nine months of fiscal 2010. The decrease of $5.8 million, or 9.9%, was primarily in our OEM channel related to decreased revenue from HP which represented approximately 18.9% of net revenue in the first nine months of fiscal 2011 compared with 23.9% of net revenue in the first nine months of fiscal 2010. Net revenue in our branded channel remained relatively constant.

Product Revenue

Net product revenue from OEM customers in the first nine months of fiscal 2011 decreased to $6.1 million from $11.4 million in the first nine months of fiscal 2010. The decrease of $5.3 million, or 46.5%, was primarily a result of decreased revenue from HP.

Net product revenue from Overland branded products, excluding service revenue, was constant at $27.8 in the first nine months of fiscal 2011 and the first nine months of fiscal 2010.

Service Revenue

Net service revenue was relatively constant at $17.6 million in the first nine months of fiscal 2011 compared with $17.8 million in the first nine months of fiscal 2010. As a percentage of total revenue, service revenue increased 3.1% to 33.5% for the first nine months of fiscal 2011 compared to 30.4% in the first nine months of fiscal 2010.

Royalty Fees

Net royalty fees in the first nine months of fiscal 2011 decreased to $0.3 million from $0.4 million in the first nine months of fiscal 2010. The decrease was primarily the result of a decrease of $0.1 million in royalties from our VR2® products.

Gross Profit. Gross profit in the first nine months of fiscal 2011 was relatively constant at $15.5 million compared to $15.7 million in the first nine months of fiscal 2010. Gross margin at 29.5% for the first nine months of fiscal 2011 increased from 26.9% for the first nine months of fiscal 2010 due to increased branded product revenue as a percentage of total revenue.

Product Revenue

Gross profit on product revenue in the first nine months of fiscal 2011 was relatively constant at $5.9 million compared to $5.8 million for the first nine months of fiscal 2010. Gross margin on product revenue at 16.9% for the first nine months of fiscal 2011 increased from 14.5% for the first nine months of fiscal 2010 due to increased sales of higher margin products and an improved product mix.

Service Revenue

Gross profit on service revenue was relatively constant at $9.4 million in the first nine months of fiscal 2011 compared with $9.5 million in the first nine months of fiscal 2010. Gross margin on service revenue at 53.2% for the first nine months of fiscal 2011 was relatively constant compared with 53.3% for the first nine months of fiscal 2010.

Share-Based Compensation. During the first nine months of fiscal 2011 and 2010, we recorded share-based compensation expense of approximately $2.5 million and $0.5 million, respectively. The increase of approximately $2.0 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 is primarily due to a grant of options in the third quarter of fiscal 2010 to acquire, in the aggregate, 1.8 million shares of our common stock to executive officers. In addition, in October 2010, we granted 463,000 restricted stock units, in the aggregate, to certain executives.

The following table summarizes share-based compensation by income statement caption (in thousands):

	Nine months ended March 31,		Change
	2011	2010
Cost of product sales	$8	$88	$(80)
Sales and marketing	526	170	356
Research and development	312	101	211
General and administrative	1,638	166	1,472

	$2,484	$525	$1,959

Sales and Marketing Expenses. Sales and marketing expenses in the first nine months of fiscal 2011 decreased to $12.6 million from $13.5 million during the first nine months of fiscal 2010. The decrease of approximately $0.9 million, or 6.7%, was primarily the result of (i) a reduction of $0.8 million in employee related expenses in connection with our reduction in workforce that resulted in a decrease in the average headcount by five employees from the first nine months of fiscal 2010 to the first nine months of fiscal 2011, (ii) a decrease of $0.2 million in severance costs associated with the fiscal 2010 restructurings and (iii) a reduction of $0.2 million in public relations and advertising costs, including contractor fees, due to reductions in marketing programs and bringing previously outsourced projects in house. These decreases were partially offset by an increase of $0.4 million share-based compensation expense primarily associated with a grant of options in the third quarter of fiscal 2010 to executive officers.

Research and Development Expenses. Research and development expenses in the first nine months of fiscal 2011 increased to $5.5 million from $4.4 million during the first nine months of fiscal 2010. The increase of approximately $1.1 million, or 25.0%, was primarily a result of (i) an increase of approximately $0.9 million in employee related expenses associated with an increase in average headcount by six employees associated with the restructuring of our research and development department, including the addition of a chief technology officer, (ii) an increase of $0.2 million in outside contractor fees and (iii) an increase of $0.2 million in share-based compensation expense primarily associated with a grant of options in the third quarter of fiscal 2010 to an executive officer. These increases were partially offset by a decrease of $0.3 million in development expense associated with the timing of new product development.

General and Administrative Expenses. General and administrative expenses in the first nine months of fiscal 2011 increased to $9.6 million from $8.1 million during the first nine months of fiscal 2010. The increase of approximately $1.5 million, or 18.5%, was primarily a result of (i) an increase of $1.5 million in share-based compensation expense primarily associated with a grant of options in the third quarter of fiscal 2010 to executive officers, (ii) an increase of $0.4 million in executive bonuses and (iii) an increase of $0.3 million in outside contractor expenses, principally for financial and accounting services. These increases were partially offset by (i) a decrease of $0.6 million in legal fees associated with our prior litigation with Crossroads which was settled in May 2010 and (ii) a decrease of $0.3 million in severance expense associated with a former executive officer.

Interest Expense. Interest expense in the first nine months of fiscal 2011 decreased to $1.0 million from $1.2 million during the first nine months of fiscal 2010. The decrease of approximately $0.2 million, or 16.7%, was primarily a result of a decrease in interest expense related to our non-OEM accounts receivable financing agreements. The first nine months of fiscal 2010 also included interest expense associated with our note payable to Anacomp of $0.2 million.

Other Income (expense), net. Other income (expense), net, in the first nine months of fiscal 2011 reflected income of $2.5 million compared to income of $0.9 million during the first nine months of fiscal 2010. The increase of approximately $1.6 million was primarily due to the receipt of $3.0 million from various institutional investors in consideration for a minority ownership interest in any amounts we receive from litigation awards or settlements arising from our patent infringement lawsuit against BDT, Dell and IBM and our complaint for patent infringement in the United States International Trade Commission against the same defendants. This increase was partially offset by a decrease of approximately $0.9 million in realized currency exchange gains due to foreign currency fluctuations. In the first nine months of fiscal 2010, we liquidated our auction rate securities resulting in a recognized gain of $0.5 million.

Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes during the first nine months of fiscal 2011 reflected a provision for income taxes of $0.2 million compared to a benefit of $1.8 million during the first nine months of fiscal 2010. The provision in the first nine months of fiscal 2011 primarily related to our pre-tax loss in the first nine months of fiscal 2011. The net benefit in the first nine months of fiscal 2010 primarily related to our net operating loss carry back recognized pursuant to amended IRC code section 172(b)(1)(H).

Liquidity and Capital Resources

At March 31, 2011, we had a cash balance of $16.7 million, compared to $8.9 million at June 30, 2010. In March 2011, we sold an aggregate of 8,653,045 shares of our common stock and warrants to purchase up to 3,807,331 shares of common stock in a private placement for a total issuance price of approximately $15.3 million and net proceeds of approximately $13.9 million. Cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of fiscal 2011 as we reshape our business model and seek to improve operational efficiencies.

As of March 31, 2011, we had working capital of $13.6 million, reflecting $5.0 million increase in current assets and a $6.2 million decrease in current liabilities compared to June 30, 2010. The increase in current assets is primarily attributable to our private placement of common stock in March 2011. The decrease in current liabilities is primarily attributable to a $3.2 million decrease in accounts payable and accrued liabilities primarily related to operating activities, a $0.7 million reduction in debt related to the repayment of our note payable to Anacomp and a $2.3 million reduction in our current liabilities associated with our non-OEM accounts receivable financing arrangements.

In November 2008, we entered into the Marquette Commercial Finance (MCF) Financing Agreement which provides up to $9.0 million (gross) of financing against domestic non-OEM accounts receivable. In March 2009, we entered into the Faunus Group International (FGI) Financing Agreement which provides up to $5.0 million (gross) of financing against foreign non-OEM accounts receivable. In April 2011, we terminated the FGI Financing Agreement pursuant to its terms and paid a $100,000 termination fee to FGI.

Under the MCF Financing Agreement, we are not obligated to offer any accounts (invoices) in any month, and MCF has the right to decline to purchase any offered accounts (invoices). To date, individual invoices declined by MCF were considered immaterial to our accounts receivable balance, financial position and cash flows. A significant increase in rebates claimed as a percentage of our gross collections could lead to our failure to satisfy the dilution covenant. We were in compliance with the dilution covenant in the MCF Financing Agreement at March 31, 2011. We continue to monitor our compliance with the dilution covenant, which is based on the aggregate amount of credit memoranda, discounts and other downward adjustments to the original invoiced price divided by gross collections. Based upon our current operating assumptions, we expect to remain in compliance with the permissible dilution covenant throughout the remainder of fiscal 2011.

We have projected that cash on hand will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

During the first nine months of fiscal 2011, we used $8.1 million in cash for operating activities compared to $9.3 million during the first nine months of fiscal 2010. This use of cash was primarily a result of our net loss of $10.8 million for the first nine months of fiscal 2011, offset by overall decreases in operating assets and liabilities. The decreases primarily consisted of (i) a decrease in inventory, (ii) a decrease in accounts payable and accrued liabilities and (iii) a decrease in accounts receivable due to lower sales.

We used cash in investing activities of $0.4 million during the first nine months of fiscal 2011 compared to $1.9 million cash generated from investing activities in the first nine months of fiscal 2010. During the first nine months of fiscal 2011, we acquired intangible assets consisting of existing technology (acquired technology) for $150,000. Capital expenditures during the first nine months of fiscal 2011 and 2010 totaled $0.2 million and $144,000, respectively. Such expenditures were associated with machinery and equipment to support new product introductions. During the first nine months of fiscal 2010, we generated cash of approximately $2.0 million due to the liquidation of our auction rate securities.

We generated cash from our financing activities of $16.2 million during the first nine months of fiscal 2011 compared to $11.9 million during the first nine months of fiscal 2010. In March 2011, we sold an aggregate of 8,653,045 shares of our common stock and warrants to purchase up to 3,807,331 shares of common stock in a private placement for a total issuance price of approximately $15.3 million and net proceeds of approximately $13.9 million. In November 2010, we sold 3.4 million shares of our common stock to certain institutional investors at $1.25 per share for gross proceeds of $4.2 million (net proceeds of $4.0 million). During the first nine months of fiscal 2011, we made payments totaling $0.7 million against the Anacomp note, and repayments of $2.3 million for amounts funded under our non-OEM accounts receivable financing agreements. Cash generated from financing activities for the first nine months of fiscal 2010 primarily relates to the sale of 794,659 shares of Series A Convertible Preferred Stock and warrants to purchase up to 6,373,266 shares of common stock in a private placement for a total issuance price of $11.9 million (net proceeds of approximately $10.9 million) and the sale of 2.1 million shares of our common stock through a public offering of common stock at $2.10 per share resulting in gross proceeds of approximately $4.3 million (net proceeds of approximately $3.7 million) offset by scheduled payments under the notes payable to Anacomp and Adaptec, which totaled $2.2 million during the first nine months of fiscal 2010.

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

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results during the first nine months of fiscal 2011 and 2010 was a loss of $0.5 million and a gain of $0.4 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2010, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc. and BDT-Solutions GmbH. In October 2010, we filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; Dell; and IBM. Also in October 2010, we filed a complaint for patent infringement in the United States International Trade Commission against the same defendants. Both lawsuits claim infringement of two of our United States patents, Nos. 6,328,766 and 6,353,581. The complaints broadly claim infringement by BDT’s products, and they specifically identify BDT’s FlexStor® II product line as infringing our patents. The complaints also claim infringement by Dell and IBM products that are manufactured by BDT based on the FlexStor® II. The Southern District of California case has been stayed to allow the International Trade Commission case to move forward first. The International Trade Commission instituted the case on November 18, 2010 (Investigation No. 337-TA-746). Discovery is already underway and the case is set for trial on August 29, 2011. The Initial Determination from the Administrative Law Judge is due on November 23, 2011.

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

Item 5. — Other Information

On April 6, 2011, the Board of Directors of Overland Storage, Inc. (the “Company”), upon the recommendation of its Nominating and Governance Committee, appointed Joseph A. De Perio to fill one of the vacancies on the Board of Directors. Mr. De Perio will serve as a director of the Company for a term of office expiring at the Company’s next Annual Meeting of Shareholders (the “Annual Meeting”).

Mr. De Perio was selected as a director pursuant to the terms of a Stock Purchase Agreement dated March 16, 2011, by and among the Company, Clinton Magnolia Master Fund Ltd. (“CMAG”) and certain other investors party thereto (the “Purchase Agreement”). Pursuant to the Purchase Agreement, CMAG acquired 2,832,861 shares of common stock of the Company and warrants exercisable to purchase 1,246,458 shares of common stock of the Company for total consideration of $5.0 million. Mr. De Perio is a portfolio manager of Clinton Group, Inc., the investment manager for CMAG. The Board of Directors has determined that Mr. De Perio qualifies as independent under the independence standards set forth in NASDAQ Marketplace Rule 5605(a)(2).

Item 6. — Exhibits

4.1	Form of Common Stock Purchase Warrant dated as of March 16, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

4.2	Form of Registration Rights Agreement dated as of March 16, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

4.3	Amendment No. 1 to Shareholder Rights Agreement dated as of March 21, 2011, between Overland Storage, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

10.1	Form of Subscription Agreement dated November 12, 2010 between Overland Storage, Inc. and each of the purchasers party thereto (incorporated by reference to the Company’s Form 8-K filed November 17, 2010).

31.1	Certification of Eric L. Kelly, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt L. Kalbfleisch, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, President and Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: May 17, 2011	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign on behalf of registrant)