Form 10-Q/A
period 2011-04-03
OVERLAND STORAGE INC
filed 2011-06-10
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The sole purpose of amending the Form 10-Q originally filed is to correct a typographical error in the Condensed Consolidated Balance Sheet ended March 31, 2011 on the line item for Total liabilities and shareholders’ equity. Except for the line item amount for Total liabilities and shareholders’ equity, which now reads $48,508,000 instead of $45,508,000, the originally filed 10-Q has not been amended, updated or otherwise modified.

OVERLAND STORAGE, INC.

FORM 10-Q/A

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

Overland Storage, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2011	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$16,671	$8,852
Accounts receivable, net of allowance for doubtful accounts of $259 and $411 as of March 31, 2011 and June 30, 2010, respectively	8,277	7,062
Accounts receivable pledged as collateral	3,057	6,195
Inventories	9,203	9,941
Other current assets	6,368	6,551

Total current assets	43,576	38,601
Property and equipment, net	726	804
Intangible assets, net	2,785	3,492
Other assets	1,421	1,428

Total assets	$48,508	$44,325

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,443	$9,789
Accrued liabilities	16,047	17,192
Accrued payroll and employee compensation	1,804	1,848
Income taxes payable	180	120
Accrued warranty	1,429	2,098
Debt	2,115	5,171

Total current liabilities	30,018	36,218
Other long-term liabilities	5,878	5,441

Total liabilities	35,896	41,659
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of March 31, 2011 and June 30, 2010	—	—
Common stock, no par value, 45,100 shares authorized; 22,984 and 10,886 shares issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	106,034	85,709
Accumulated other comprehensive loss	(586)	(980)
Accumulated deficit	(92,836)	(82,063)

Total shareholders’ equity	12,612	2,666

Total liabilities and shareholders’ equity	$48,508	$44,325

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

OVERLAND STORAGE, INC.

Date: June 10, 2011	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign on behalf of registrant)