Form 10-K
period 2011-07-03
OVERLAND STORAGE INC
filed 2011-09-14
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JULY 3, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010, the last business day of the registrant’s second fiscal quarter, was approximately $9,887,665 (based on the closing price reported on such date by the NASDAQ Global Market of the registrant’s Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 7, 2011, the number of outstanding shares of the registrant’s Common Stock was 23,068,649.

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

Overview

We are a trusted global provider of unified data management and data protection solutions designed to enable small and medium enterprises (“SMEs”), corporate departments, and small and medium businesses (“SMBs”) to anticipate and respond to change. Whether an organization’s data is distributed around the corner or across continents, our solutions consolidate and categorize data for easy and cost-effective management of different tiers of information over time. We enable companies to expend fewer resources on information technology (“IT”) allowing them to focus on being more responsive to the needs of their customers.

We develop and deliver a comprehensive solution set of award-winning products and services for moving and storing data throughout the organization and during the entire data lifecycle. Our Snap Server® product is a complete line of network attached storage (“NAS”) and storage area network (“SAN”) solutions designed to ensure primary and secondary data is accessible and protected regardless of its location. Our Snap Server® solutions are available with backup, replication and mirroring software in fixed capacity or highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO SERIES® and REO SERIES® of virtual tape libraries, tape backup and archive systems are designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.

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

We sell our solutions worldwide in the Americas, Europe, the Middle East and Africa (“EMEA”) and the Asia Pacific (“APAC”) region. We generate sales through:

•	our branded channel, which consists of commercial distributors direct market resellers and value-added resellers (“VARs”); and

•

private label arrangements with an original equipment manufacturer (“OEM”), Hewlett-Packard Company (“HP”), which in the fourth quarter of fiscal 2011, we fulfilled all our obligations under the agreement for supply of tape libraries; however, we will continue to provide spares and services under the agreement.

We were incorporated in California in 1980 as Overland Data, Inc., and changed our name to Overland Storage, Inc. in 2002. Our headquarters is located at 9112 Spectrum Center Boulevard, San Diego, California 92123, and our telephone number is (858) 571-5555.

Our Direction and Strategy

In today’s business environment, we believe that improving productivity and effectively managing your digital assets while controlling operating expenses has become one of the top priority for organizations worldwide. At the same time, we believe that the cost and complexity of managing vital information has risen exponentially. As a result of these opposing forces, we believe that many companies find themselves lacking the essential resources and expertise required to adequately manage information across their businesses and they continue to spend a significant portion of their time and money tying isolated islands of data together. Without an effective alternative to mitigate the cost and complexity of traditional approaches, their data simply cannot be effectively shared and sufficiently protected. We provide solutions designed to deliver enterprise features with the simplicity that allows organizations to reduce the cost of managing and protecting their information.

Our comprehensive data storage and protection solutions enable IT managers to easily and cost effectively share and preserve data across their organization and provide continuous access, automated data movement between multiple locations and reduced backup windows for improved business continuity.

We estimate that the cost of managing digital assets is four times the cost of acquiring storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost Serial Advanced Technology Attachment (“SATA”) drives and high performance Serial Attached SCSI (“SAS”) drives. The International Data Corporation (“IDC”) estimates that the total NAS market will grow at approximately 12.6% through 2014, and the growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server® solutions lie, is estimated to be 17.4%. According to IDC, tape storage still constitutes approximately 7.3% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 37.7% and 46.6% of our revenue during fiscal 2011 and 2010, respectively.

Our Products and Services

Our data management and data protection solutions provide SMEs, SMBs, enterprise departments and branch offices with disk-based systems for primary or nearline storage, disk backup and recovery, and software for data management and protection. For long-term storage requirements, we offer automated tape solutions for tape backup and archive.

Data Management Software

Our GuardianOS™ storage-optimized platform OS is designed for Snap Server® NAS devices to deliver simplified data management and consolidation throughout distributed IT environments. Combining cross-platform file sharing with block-level data access on a single device, the GuardianOS™ platform provides a flexible solution for storage infrastructures. In addition to a unified storage architecture, the GuardianOS™ platform offers scalability through features such as Instant Capacity Expansion (“I.C.E.”), centralized storage management and a comprehensive suite of data protection tools. The flexibility and scalability of GuardianOS™ reduces the total cost of ownership of storage infrastructures.

Our Snap Enterprise Data Replicator® (“Snap EDR”) provides multi-directional, WAN-optimized replication for Snap Server® systems. With Snap EDR, administrators can automatically replicate data between multiple Snap Servers for data distribution, data consolidation, or data protection.

Our Protection OS® software provides virtualization, data protection, data management and connectivity features for REO® virtual tape library (“VTL”) systems. With our Protection OS® software, administrators can implement REO® appliances in a wide variety of storage and backup environments. The Protection OS® software is compatible with all major operating systems, popular backup software solutions and iSCSI networks and Fibre Channel networks.

SnapSAN™ Storage Area Network Solutions

Our SnapSAN™ products provide block-based primary storage for virtual server environments and low latency applications. Systems can be managed through intuitive management interfaces that employ guided wizards to facilitate easy installation and administration. Our SnapSAN™ products also offer a powerful set of features including auto provisioning, mirroring for high availability, replication and snapshots for data protection.

•

The SnapSAN™ S1000 is a 2U with iSCSI, Fibre Channel, or SAS host connections, designed for providing non-stop services to the most demanding applications. The SnapSAN™ S1000 can be configured to utilize high capacity SATA II drives for up to 24 terabytes, or high performance SAS drives for up to 7.2 terabytes, with maximum scalability using Snap Server® E1000 enclosures up to 120 terabytes.

•

The SnapSAN™ S2000 is a 2U iSCSI SAN appliance designed for high performance and simple, straight-forward administration. The SnapSAN™ S2000 can be configured with up to 12 SATA II drives for 12 terabytes or 24 terabytes of storage capacity; or 12 high performance SAS drives for 3.6 terabytes or 7.2 terabytes of storage capacity. SATA and SAS drives can also be intermixed in the S2000 for increased flexibility. The SnapSAN™ S2000 can be scaled to 192 terabytes by adding up to seven Snap Server® E2000 Expansion enclosures.

Snap Server® Network-Attached Storage Solutions

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

Rackmount Systems

•

The Snap Server® 410 and N2000 are rack-mountable systems intended for the server room or data center. The rackmount systems provide higher performance and capacity than desktop systems and are designed for data consolidation. The Snap Server® 410 is a 1U server configured with four SATA II drives for 4 terabytes or 8 terabytes of storage capacity and supports RAID levels 0, 1, 5, 6, and 10.

•

The Snap Server® N2000 is a 2U server that can be configured with up to 12 SATAII drives for up to 24 terabytes of storage capacity or 12 high performance SAS drives for up to 7.2 terabytes of storage capacity. SATA and SAS drives can also be intermixed in the Snap Server® N2000 for increased flexibility. The Snap Server® N2000 can be scaled to 144 terabytes by adding up to five Snap Server® E2000 Expansion enclosures and supports RAID levels 0, 1, 5, 6, and 10.

Desktop System

The Snap Server® 210 is designed for easy set up and maintenance and is an ideal solution for branch and remote offices or departments that do not have dedicated IT personnel. These systems provide network accessible storage and cost effective data protection in a compact, portable, desktop storage unit. The Snap Server® 210 is configured with two SATA II drives for a total of 2 terabytes or 4 terabytes of storage capacity and supports RAID levels 0 and 1.

REO® Virtual Tape Library Solutions

Our REO SERIES® VTL solutions provide best-in-class disk-based backup and recovery. Systems can be configured as virtual tape libraries, standalone virtual tape drives, and/or disk volumes, or LUNs. Powered by our REO Protection OS® software, our REO® system includes a unique feature known as dynamic virtual tape which provides more efficient and cost-effective disk storage than other competitive products on the market. REO® solutions are compatible with all popular open systems or Windows-based backup software, physical tape drives or tape libraries and connect easily to iSCSI Ethernet networks for seamless integration into existing backup environments.

The REO® 4600 is a 2U rackmount VTL designed for high performance, scalable backup and recovery. The REO® 4600 can be configured with 12 SATA II drives for 12 terabytes or 24 terabytes of storage capacity. The REO® 4600 can be scaled to 120 terabytes by adding up to four Snap Server® E2000 Expansion enclosures and supports RAID levels 5 and 6.

Tape Based Backup and Long Term Archive Solutions

Our NEO® Series Tape Libraries and Autoloaders are designed for small and medium businesses looking for simple, cost-effective data protection or a complex enterprise environment with stringent performance and data availability requirements. We provide a complete range of high capacity, high performance, flexible tape-based solutions for data backup, recovery and archive. When combined with our Snap Server® systems, our NEO SERIES® products create a complete disk-to-disk-to-tape solution with a variety of storage capacity options. The NEO® tape solutions can accommodate up to 24 tape drives and 1,000 cartridges for maximum efficiency and data protection.

•

The NEO® S Series provides affordable, expandable tape backup for small and medium-sized businesses. The NEO® S libraries incorporate the latest linear tape-open (“LTO”) technologies, as well as SCSI, SAS and FC connectivity. The NEO® 200s is a 2U tape library that supports up to 24 cartridge slots and 2 tape drives. The NEO® 400s is a 4U tape library that supports up to 48 cartridge slots and 4 tape drives, with the option to expand to a total of 96 cartridges and 6 tape drives.

•

The NEO® E Series provides scalable, high capacity, data-center class tape automation that is ideal for large businesses. The NEO® E systems incorporate the latest LTO technologies as well as redundant robotics, partitioning capability, mail slot access and SCSI, SAS and FC connectivity. The NEO® 2000e is a 5U tape library that supports up to 30 cartridge slots and 2 tape drives. The NEO® 4000e is a 10U tape library that supports up to 60 cartridge slots and 4 tape drives. The NEO® 2000e and NEO® 4000e modules can be combined to provide a maximum capacity of up to 240 cartridge slots and 16 tape drives. The NEO® 8000e is a 43U tape library that supports up to 500 cartridge slots and 12 tape drives in a single module, scalable to 1,000 cartridge slots and 24 tape drives.

Customers

Our solution-focused product offerings are designed specifically for SMEs, corporate departments, and SMBs. We sell all of our products through our worldwide distributor and reseller network.

All of our products and services are designed and manufactured to address enterprise customer requirements and reliability standards. The following provides additional detail on our channels:

•

Distribution channel—Our primary distribution partners in North America include Synnex Corporation, Ingram Micro Inc. and Promark Technology. We have approximately 20 distribution partners throughout Europe and Asia. Typically, distributors sell our products to system integrators, VARs and direct marketing resellers (“DMRs”), who in turn sell to end users. We support these distributors through our dedicated field sales force and field engineers. No distributor accounted for more than 10% of net revenue for fiscal 2011 and 2010.

•

Reseller channel—Our reseller channel includes systems integrators, VARs and DMRs. Our resellers frequently package our products as part of a complete data processing system or with other storage devices to deliver a complete storage subsystem. Our resellers sometimes recommend our products as replacement solutions when backup systems are upgraded or bundle our products with storage management software specific to the end user’s system. We support the reseller channel through our dedicated field sales representatives, field engineers and technical support organizations.

•

OEM channel—Our OEM channel was based upon our supply agreement with HP, which incorporated our NEO products into its tape backup offerings. During the fourth quarter of fiscal 2011, we fulfilled all our obligations under the agreement for supply of tape libraries; however, we will continue to provide spares and services under the agreement. HP product revenue, including spares, accounted for 10.3% and 18.3% of sales in fiscal 2011 and 2010, respectively. HP total revenue accounted for 18.8% and 22.5% of net revenues in fiscal 2011 and 2010, respectively.

We divide our worldwide sales into three geographical regions:

•	the Americas, consisting of North America and South America;

•	EMEA, consisting of Europe, the Middle East and Africa; and

•	APAC, consisting of Asia Pacific countries.

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

The following table sets forth foreign revenue by geographic area (in thousands):

	2011	2010
Foreign revenue:
France	$6,971	$7,484
Europe (other than United Kingdom, France, Germany and Netherlands)	6,009	4,906
United Kingdom	4,991	10,174
Germany	4,599	3,817
Netherlands	3,918	3,224
Singapore	2,924	4,110
Other foreign revenue	6,184	6,760

	$35,596	$40,475

Foreign revenue as a percentage of net revenue	50.7%	52.1%

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

Customer Service and Support

Customer service and support are key elements of our strategy and critical components of our commitment to making enterprise-class support and services available to companies of all sizes. Our technical support staff is trained to assist our customers with deployment and compatibility for any combination of hardware platforms, operating systems and backup, data interchange and storage management software. Our application engineers assist with more complex customer issues. We maintain global toll-free service and support phone lines and we also provide self-service and support through our website support portal and email.

In November 2009, we introduced the OverlandCare™ program for select products, providing next business day advance delivery of customer replaceable parts and next business day onsite installation of non-customer replaceable parts. In July 2011, we introduced the enhanced OverlandCare™ service offering for our entire line of SnapServer® NAS, SnapSAN™, NEO Series® tape products and REO Series® VTL solutions. OverlandCare™ offers new onsite service and installation options, round-the-clock phone access to solution experts, as well as proof of concept and architectural design offerings. The expanded OverlandCare™ program strengthens our ability to provide comprehensive technical assistance on a global scale.

The following details the warranties we currently offer on our major products:

•	three-year advance replacement OverlandCare™ Level 1 limited warranty on our REO SERIES® and SnapSAN™ products;

•	three-year return-to-factory limited warranty on our Snap Server® NAS products;

•	one-year advance replacement OverlandCare™ Level 1 limited warranty on our NEO® 200s, NEO® 400s and NEO® 2000e products; and

•	one-year on-site by next business day service OverlandCare™ Level 2 limited warranty on our NEO® 4000e and NEO® 8000e products.

Research and Development

We incurred company-sponsored research and development costs of $7.7 million and $5.8 million in fiscal 2011 and 2010, representing 10.9% and 7.5% of net revenue, respectively. In fiscal 2011, we continued to augment our product lines by expanding our hardware platforms and feature enhancements to our software. Noteworthy product releases for fiscal 2011 included the SnapSAN™ S1000, a 2U 12-bay iSCSI SAN appliance; and GOS 6.5, an important revision to our Snap Server® operating system. Our plans for fiscal 2012 include a number of hardware and software enhancements across all of our products. Particular areas of focus are the introduction of the next generation enterprise storage software, performance, ease of use, and deeper integration between our product lines.

Manufacturing and Suppliers

We perform product assembly, integration and testing at our integrated factory in San Diego, California. We purchase servers, tape drives, chassis, printed circuit boards, integrated circuits, and all other major components from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components which meet technical specifications and volume requirements. We actively monitor these suppliers but we are subject to substantial risks associated with the performance of our suppliers. For certain components, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier. See “If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations” under the heading “Risk Factors” in Part I, Section 1A of this report. We had $0.1 million and $0.4 million of firm backlog orders at June 30, 2011 and 2010, respectively.

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

Competition

The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, research and development and marketing resources. In the tape automation market, we believe our primary competitors are International Business Machines Corporation (“IBM”), Dell Inc. and Quantum Corporation. Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high.

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

Proprietary Rights

General—We presently hold 30 United States patents and we have 10 United States patents pending. In general, these patents have a 20-year term from the first effective filing date for each patent. The patents that are material to our business will begin to expire in November 2015. We also hold a number of foreign patents and patent applications for certain of our products and technologies. These rights, however, may not prevent competitors from developing products substantially equivalent or superior to our products. In addition, our present and future patents may be challenged, invalidated or circumvented, reducing or eliminating our proprietary protection. We continue to be diligent about maintaining our patent portfolio and monitoring potential infringement of our patents.

VR2®  Technology—We have entered into various intellectual property licensing agreements relating to our VR2®  technology. These agreements require the payment of royalty fees based on sales by licensees of products containing our VR2® technology.

Employees

As of June 30, 2011, we had 195 full-time employees and 2 part-time employees, including 78 in sales and marketing, 41 in research and development, 49 in manufacturing and operations and 29 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the employees and we believe that our relationship with our employees is good.

Financial Information about Segments and Geographic Areas

We operate our business in one reportable segment. For information about our revenues from external customers, measures of profits, losses and total assets, and our revenues from external customers and long-lived assets broken down by geographic area, see Note 1 (Operations and Summary of Significant Accounting Policies—“Segment Data” and “Information about Geographic Areas”) to our consolidated financial statements.

Recent Developments

•	In July 2011, we launched our OverlandCare™ service offerings for our line of Snap Server® NAS, SnapSAN™, NEO Series® tape products and REO Series® VTL solutions.

•	In August 2011, we terminated our Financing Agreement with Marquette Commercial Finance (“MCF”) pursuant to its terms.

•

In August 2011, we entered into a Loan and Security Agreement (“Credit Facility”) that provides for an $8.0 million secured revolving loan. The proceeds of the Credit Facility may be used to fund our working capital and to fund our general business requirements. The Credit Facility is scheduled to mature August 8, 2013.

Additional Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website at http://www.overlandstorage.com, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. The contents of our website are not a part of this report.

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

Our cash and other sources of liquidity may not be adequate to fund our operations for the next 12 months. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations.

We have projected that cash on hand, combined with available borrowings under our Credit Facility, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecast, including, but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable could have a material adverse impact on our ability to access the level of funding necessary to continue our operations at current levels. If any of these events occur or if we are not able to secure additional funding, we may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the fiscal year ended June 30, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

We urge you to review the additional information about our liquidity and capital resources in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. If we cease to continue as a going concern due to lack of available capital or otherwise, you may lose your entire investment in our company.

We have a history of net losses. We expect to continue to incur net losses for some time and we may not achieve or maintain profitability.

We have incurred significant operating losses in our last six fiscal years and we anticipate continued losses during fiscal 2012. As of June 30, 2011, we had an accumulated deficit of $96.6 million. To return to profitability we will need to maintain or increase revenue, increase gross profit margins and improve our operating model. We may also need to implement additional cost reduction efforts across our operations as discussed below.

Our financial condition and the “going concern” opinion from our independent registered public accounting firm may negatively impact our business.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Such report, and our financial condition and history of net losses, could cause current or potential customers to defer new orders with us or to select other suppliers, and may cause suppliers to require terms that are unfavorable to us.

We may need to implement additional cost reduction efforts across our operations.

During the second quarter of fiscal 2010, we reduced our worldwide workforce by 6.4%, or 15 employees, in connection with our realignment around core initiatives. During the fourth quarter of fiscal 2010, we further reduced our worldwide workforce by an additional 18.8%, or 42 employees, in connection with changes in our business model and a restructuring of our workforce. There can be no assurance that our cost reduction efforts will be successful and we may need to implement additional cost reduction initiatives, such as further reductions in the cost of our workforce and/or suspending or curtailing planned programs, either of which could materially harm our business, results of operations and future prospects.

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of, or deterioration in, our relationship with one or more of our distributors or resellers could negatively affect our operating results.

We sell all of our branded products through our network of distributors, VARs and DMRs, who in turn sell our products to end users. In fiscal 2011 and 2010, we had no distributors that accounted for more than 10% of our sales. The long-term success of any of our distributors or resellers is difficult to predict, and we have no purchase commitments or long-term orders from any of them to assure us of any baseline sales through these channels. Most of our distributors and resellers also carry competing product lines that they may promote over our products. A distributor or reseller might not continue to purchase our products or market them effectively, and each determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Our operating results could be adversely affected by a number of factors, including, but not limited to:

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

We have granted security interests over certain of our assets in connection with our Credit Facility and we may grant additional security interests to secure future borrowings. If we are unable to satisfy our obligations under these arrangements, we could be forced to sell certain assets that secure these loans, which could have a material adverse effect on our ability to operate our business. In the event we are unable to maintain compliance with covenants set forth in these arrangements or if these arrangements are otherwise terminated for any reason, it could have a material adverse affect on our ability to access the level of funding necessary to continue operations at current levels. If any of these events occur, management may be forced to make further reductions in spending, further extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

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

Our business has been highly dependent on sales to our one OEM customer, and we are currently in a transition with our OEM customer.

HP has historically been our largest customer, accounting for 18.8% and 22.5% of sales in fiscal 2011 and 2010, respectively. No other customer accounted for more than 10% of sales in any year during the two-year period ended June 30, 2011. During the fourth quarter of fiscal 2011, we fulfilled all our obligations under the agreement for supply of tape libraries; however, we will continue to provide spares and services under the agreement.

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

We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws to protect our intellectual property rights. However, these rights may not prevent competitors from developing products that are substantially equivalent or superior to our products. To the extent that we have or obtain patents, such patents may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or declared unenforceable. The patents that are material to our business will begin to expire in November 2015. In addition, our current or future patent applications may not result in the issuance of patents in the United States or foreign countries. The laws of certain foreign countries may not protect our intellectual property to the same extent as U.S. laws. Furthermore, competitors may independently develop similar products, duplicate our products or, if patents are issued to us, design around these patents.

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

In August 2010, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc. and BDT-Solutions GmbH. In October 2010, we filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; Dell; and IBM. Also in October 2010, we filed a complaint for patent infringement with the United States International Trade Commission against the same defendants. Both lawsuits claim infringement of two of our United States patents, Nos. 6,328,766 and 6,353,581. The complaints broadly claim infringement by BDT’s products, and they specifically identify BDT’s FlexStor® II product line as infringing our patents. The complaints also claim infringement by Dell and IBM products that are manufactured by BDT based on the FlexStor® II. The Southern District of California case has been stayed to allow the International Trade Commission case to move forward first. The International Trade Commission instituted the case on November 18, 2010 (Investigation No. 337-TA-746). The trial for such case began on August 29, 2011 and ended on September 7, 2011. The Initial Determination from the Administrative Law Judge is due on November 23, 2011.

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

We have experienced significant changes in our senior management. In January 2010, our Board of Directors appointed Eric L. Kelly, who has served as our Chief Executive Officer since January 2009 and on our Board of Directors since November 13, 2007, as our President. In February 2010, we terminated the employment of Ravi Pendekanti, our former Vice President of Business Development and Solutions. In September 2009, Christopher Gopal joined us as our Vice President of Worldwide Operations; and in February 2010, Geoff Barrall joined us as our Chief Technology Officer and Vice President of Engineering. Mr. Gopal’s employment with us ended in January 2011. These changes may be a distraction to other senior management, business operations, commercial partners and customers. Additionally, we have experienced a prolonged period of operating losses and declines in our stock price and cash position, which have affected and may continue to affect employee morale and retention. We reduced our workforce by 6.4% in October 2009 and by 18.8% in April 2010. Additional turnover, particularly among senior management, may also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. We cannot guarantee that we will successfully attract or retain the management we need, or be able to maintain an optimal workforce size. Any inability to attract, retain or motivate such personnel or to address manpower constraints could materially adversely affect our results of operations, financial position or cash flows. We do not currently maintain any key-man insurance for any of our employees.

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

We plan to replace our Enterprise Resource Planning (“ERP”) System within the next several years. This will be expensive and may be disruptive to our business.

Our ERP system is 14 years old, and we plan to replace it within the next several years. Transitioning to a new ERP system will be expensive and time consuming, and our business and results of operations may be materially and adversely affected if problems occur during the transition. In addition, we have modified our current ERP system significantly during its term of use and it is possible that we will experience a significant system failure before we replace it. Any such failure may materially and adversely affect our business, liquidity, results of operations and financial position.

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

We do not currently engage in foreign currency hedging activities and, therefore, we are exposed to some level of currency risk. While essentially all of our sales in international markets are denominated in U.S. dollars, our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation. Exchange rate transactions resulted in a net loss of $0.5 million during fiscal 2011.

We have made a number of acquisitions in the past and we may make acquisitions in the future. The failure to successfully integrate acquisitions and successfully complete product development and launch of the related products could harm our business, financial condition and operating results.

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

We may not be able to continue to meet the continued listing requirements for the NASDAQ Capital Market. If our common stock is delisted from the NASDAQ Capital Market, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.

On December 15, 2009, we received written notification from the NASDAQ Stock Market, LLC (“NASDAQ”) that because we had not regained compliance with the minimum market value of publicly held shares of $15 million requirement set forth in NASDAQ Listing Rule 5450(b)(1)(C) by the December 14, 2009 expiration of the 90-day compliance period for this requirement, our common stock would be delisted from the NASDAQ Global Market unless we requested an appeal of this determination to a NASDAQ Hearings Panel (“Panel”). We requested an appeal of the determination and met with the Panel on January 20, 2010. On March 3, 2010, we received written notification from the Panel that it would continue the listing of our common stock on the NASDAQ Global Market subject to our demonstrating compliance with all continued listing standards of the NASDAQ Global Market on or before June 14, 2010. Prior to June 14, 2010, our management determined to apply to NASDAQ to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. On June 14, 2010, we were notified that NASDAQ approved our application to transfer the listing of our common stock to the NASDAQ Capital Market, effective at the opening of trading on June 16, 2010. We are currently in compliance with all of the listing standards for listing on the NASDAQ Capital Market, but we cannot provide any assurance that we will continue to be in compliance in the future.

In addition, on December 8, 2009, we effected a one-for-three reverse stock split of our common stock to regain compliance with the minimum bid price of $1.00 per share requirement set forth in NASDAQ Listing Rule 5450(a)(1). Though the bid price of our common stock has remained above $1.00 per share since the reverse split, we cannot guarantee that it will remain at or above $1.00 per share. If the bid price drops below $1.00 per share, our common stock could become subject to delisting again and we may seek shareholder approval for an additional reverse split. A second reverse split could produce negative effects and we cannot provide any assurance that it would result in a long-term or permanent increase in the bid price of our common stock. For example, a second reverse split could make it more difficult for us to comply with other listing standards of NASDAQ, including requirements related to the minimum number of shares that must be in the public float, the minimum market value of publicly held shares and the minimum number of round lot holders. In addition, investors might consider the increased proportion of unissued authorized shares of common stock to issued shares of common stock to have an anti-takeover effect under certain circumstances by allowing for dilutive issuances which could prevent certain shareholders from changing the composition of our Board of Directors.

Although we are currently in compliance with the standards for listing on the NASDAQ Capital Market, we were not in compliance with all of such listing standards during portions of 2009 and 2010, and we may not be able to continue to meet the continued listing requirements for the NASDAQ Capital Market. Any delisting of our common stock from the NASDAQ Capital Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

We have no unresolved comments from the SEC.

Item 2.	Properties.

We own no real property and we currently lease all facilities used in our business. Our headquarters is located in San Diego, California, where we leased a 158,585 square foot facility in a light industrial complex as of June 30, 2010. On July 1, 2010, we modified our San Diego headquarters lease and reduced our facility by one building, or 67,285 square feet, which proportionally reduced our monthly base rent and share of facility expenses. The lease expires in February 2014 and may be renewed for one additional five-year period. This San Diego facility houses manufacturing and administrative functions.

We lease a 20,777 square foot facility in San Jose, California. The lease expires in May 2017 and can be renewed for one additional five-year period. The San Jose facility houses research and development, sales and marketing, and administrative functions.

We lease a 17,000 square foot facility located in Wokingham, England, which houses sales, technical support and repair services, and administration functions. The lease expires in January 2018. We also maintain small sales offices located close to Paris, France; Munich, Germany; and in Singapore.

Item 3.	Legal Proceedings.

We are from time to time involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. We do not believe any such legal proceedings or claims will have, either individually or in the aggregate, a material adverse effect on our results of operations, financial position or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

In December 2009, Crossroads Systems, Incorporated (“Crossroads”) filed a lawsuit against us and several other companies in the United States District Court for the Western District of Texas (the “Complaint”). The Complaint was served on us in December 2009, and alleged that our products infringe upon United States Patent

Nos. 6,425,035 and 7,051,147. The Court had scheduled a hearing on issues of claim construction for June 3, 2010. Although we were prepared to vigorously defend against Crossroads’ lawsuit, in advance of the claim construction briefing, the parties reached a settlement of the lawsuit, and the Court entered an Order of Dismissal of the lawsuit on May 25, 2010.

In August 2010, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc. and BDT-Solutions GmbH. In October 2010, we filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; Dell; and IBM. Also in October 2010, we filed a complaint for patent infringement with the United States International Trade Commission against the same defendants. Both lawsuits claim infringement of two of our United States patents, Nos. 6,328,766 and 6,353,581. The complaints broadly claim infringement by BDT’s products, and they specifically identify BDT’s FlexStor® II product line as infringing our patents. The complaints also claim infringement by Dell and IBM products that are manufactured by BDT based on the FlexStor® II. The Southern District of California case has been stayed to allow the International Trade Commission case to move forward first. The International Trade Commission instituted the case on November 18, 2010 (Investigation No. 337-TA-746). The trial for such case began on August 29, 2011 and ended on September 7, 2011. The Initial Determination from the Administrative Law Judge is due on November 23, 2011.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Capital Market under the symbol “OVRL.” As of September 7, 2011, there were approximately 35 shareholders of record. On December 8, 2009, we effected a one-for-three reverse stock split of our outstanding shares of common stock. The following table sets forth the range of high and low bid prices for our common stock for the past two fiscal years as reported by NASDAQ. All amounts in the table have been adjusted to give effect to the reverse stock split.

	Sales Prices
	High	Low
Fiscal Year 2011:
Fourth quarter	$2.82	$1.99
Third quarter	$2.50	$1.32
Second quarter	$1.65	$1.13
First quarter	$2.02	$1.37
Fiscal Year 2010:
Fourth quarter	$3.52	$1.79
Third quarter	$2.50	$1.58
Second quarter	$3.63	$1.73
First quarter	$3.18	$1.20

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. We have not paid any cash dividends on our common stock for our two most recent fiscal years and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	(Removed and Reserved).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a trusted global provider of unified data management and data protection solutions designed to enable SMEs, corporate departments and SMBs, to anticipate and respond to change. Whether an organization’s data is distributed around the corner or across continents, our solutions consolidate and categorize data for easy and cost-effective management of different tiers of information over time. We enable companies to expend fewer resources on IT allowing them to focus on being more responsive to the needs of their customers.

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

Generation of revenue. We generate the majority of our revenue from sales of our data protection products. The balance of our revenue is provided by selling maintenance contracts and rendering related services, selling spare parts, and earning royalties on our licensed technology. The majority of our sales are generated through our branded channel, which includes systems integrators and VARs, with the remainder from our private label arrangement with our OEM, HP. During fiscal 2011, we experienced decreased revenues related to our OEM channel while our branded channel remained relatively constant.

Business Transition. During the fourth quarter of fiscal 2011, we fulfilled all our obligations under the HP agreement for supply of tape libraries; however, we will continue to provide spares and services under the agreement. HP product revenue, including spares, accounted for 10.3% and 18.3% of sales in fiscal 2011 and 2010, respectively. HP total revenue accounted for 18.8% and 22.5% of net revenues in fiscal 2011 and 2010, respectively.

Due in large part to the overall decline in HP revenue, we reported net revenue of $70.2 million for fiscal 2011, compared with $77.7 million for fiscal 2010. The decline in net revenue resulted in a net loss of $14.5 million, or $0.94 per share, for fiscal 2011 compared with a net loss of $13.0 million, or $2.04 per share, for fiscal 2010.

Liquidity and capital resources. At June 30, 2011, we had a cash balance of $10.2 million, compared to $8.9 million at June 30, 2010. In fiscal 2011, we incurred a net loss of $14.5 million. During the third quarter of fiscal 2011, we sold an aggregate of 8,653,045 shares of our common stock and warrants to purchase up to 3,807,331 shares of common stock in a private placement for a total issuance price of approximately $15.3 million and net proceeds of approximately $13.8 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the remainder of calendar year 2011 as we continue to reshape our business model and further improve operational efficiencies.

Management has projected that cash on hand, combined with available borrowings under our Credit Facility, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

As of June 30, 2011, we had working capital of $8.7 million, reflecting decreases in current assets and current liabilities of $2.4 million and $8.7 million, respectively, during fiscal 2011. The decrease in current assets is primarily attributable to cash used in operating activities and reduced sales, resulting in lower inventory balances. The decrease in current liabilities is primarily attributable to a $5.6 million decrease in accounts payable and accrued liabilities primarily related to operating activities, a $4.4 million reduction in our current liabilities associated with our non-OEM accounts receivable financing arrangements and a $0.7 million reduction in debt related to the repayment of our note payable to Anacomp Inc. (“Anacomp”). These decreases were offset by a $2.0 million increase in accrued payroll and employee compensation related to a $2.2 million liability recorded for an equity instrument modification in the fourth quarter of fiscal 2011 offset by a $0.2 million decrease in accrued payroll related to timing of payment dates. See “Liquidity and Capital Resources” below for a description of these arrangements.

Industry trends. We estimate that the cost of managing digital assets is four times the cost of acquiring storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives and high performance SAS (Serial Attached SCSI) drives. IDC estimates that the total networked attached storage (“NAS”) market will grow at approximately 12.6% through 2014, and the growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server® solutions lie, is estimated to be 17.4%. According to IDC, tape storage still constitutes approximately 7.3% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 37.7% and 46.6% of our revenue during fiscal 2011 and 2010, respectively.

Recent Developments

•	In July 2011, we launched our OverlandCare™ service offerings for our line of Snap Server® NAS, SnapSAN™, NEO Series® tape products and REO Series® VTL solutions.

•	In August 2011, we terminated our MCF Financing Agreement pursuant to its terms.

•

In August 2011, we entered into the Credit Facility that provides for an $8.0 million secured revolving loan. The proceeds of the Credit Facility may be used to fund our working capital and to fund our general business requirements. The Credit Facility is scheduled to mature August 8, 2013.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements and ASU No. 2009-14, Software: Certain Revenue Arrangements That Include Software Elements. The new standards change the requirements for establishing separate units of accounting in multiple element arrangements and require the allocation of arrangement consideration to each deliverable to be based on the relative selling price. We adopted these standards effective the beginning of the first quarter of fiscal 2011. As a result of the adoption of these standards, sales of products which contain both hardware and software components, and for which we had previously concluded that the software was more than incidental are no longer within the scope of software revenue recognition guidance as the hardware and software components function together to deliver the product’s essential functionality. For any multiple element agreement, we allocate the relative fair value to each component. If in an arrangement we have fair value for undelivered elements but not the delivered element in an arrangement, we defer the fair value of the undelivered element(s) and the relative fair value is allocated to the delivered element(s). Undelivered elements typically include services. Revenue from extended warranty and product service contracts is initially deferred and recognized ratably over the contract period.

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

We have various licensing agreements relating to our Variable Rate Randomizer (“VR2®”) technology with third parties. The licensees pay us a royalty fee for sales of their products that incorporate our VR2® technology. The licensees provide us with periodic reports that include the quantity of units, subject to royalty, sold to their end users. We record the royalty when reported to us by the licensee, generally in the period during which the licensee ships the products containing VR2® technology.

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

A 10% change in our share-based compensation for the year ended June 30, 2011 would have affected our net loss by $0.3 million.

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

The assumptions supporting the cash flow analysis, including the discount rates, are determined using management’s best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, or if our future results are significantly different than forecasted, we may be required to further evaluate our long-lived assets for recoverability and record impairment charges for these assets, which could adversely affect our results of operations.

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

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue:

	Fiscal Year
	2011	2010
Net revenue	100.0%	100.0%
Cost of revenue	69.8	72.5

Gross profit	30.2	27.5
Operating expenses:
Sales and marketing	23.4	23.2
Research and development	10.9	7.5
General and administrative	18.2	15.3

	52.5	46.0
Loss from operations	(22.3)	(18.5)
Other income (expense), net	1.9	(0.5)

Loss before income taxes	(20.4)	(19.0)
Provision for (benefit from) income taxes	0.4	(2.4)

Net loss	(20.8)%	(16.6)%

A summary of the sales mix by product follows:

	Fiscal Year
	2011	2010
Tape-based products:
NEO Series®	37.6%	43.5%
ARCvault® family	0.1	3.1

	37.7	46.6
Disk-based products:
REO Series®	2.2	3.1
ULTAMUS®	—	0.7
Snap Server®	15.8	10.8

	18.0	14.6
Service	34.5	30.4
Spare parts and other	9.6	8.0
VR2®	0.2	0.4

	100.0%	100.0%

Fiscal 2011 Compared with Fiscal 2010

Net Revenue. Net revenue decreased to $70.2 million during fiscal 2011 from $77.7 million during fiscal 2010, a decrease of $7.5 million, or 9.7%. The decline was primarily in our OEM revenue related to decreased revenue from HP, which represented approximately 18.8% of net revenue in fiscal 2011 compared with 22.5% of net revenue in fiscal 2010. In our branded channel, the decrease in net revenue was attributable to decreased volumes in our APAC and EMEA channels primarily due to the discontinuance of our ARCvault® and Ultamus® products offset by increases in units of Snap Server® products.

Product Revenue

Net product revenue decreased to $45.7 million during fiscal 2011 from $53.6 million during fiscal 2010, a decrease of $7.9 million, or 14.7%.

Net product revenue from our OEM customer, HP, decreased to $7.2 million during fiscal 2011 from $14.2 million during fiscal 2010. The decrease of $7.0 million, or 49.3%, was primarily associated with the fulfillment of our obligations under the product supply portion of the agreement and includes $0.5 million of previously deferred revenue associated with obligations under the agreement. We will continue to provide spares and services under the existing agreement.

Net product revenue from Overland branded products, excluding service revenue, decreased to $38.5 million during fiscal 2011 from $39.4 million during fiscal 2010. The decrease of $0.9 million, or 2.3%, was primarily associated with decreases of $2.4 million from ARCvault® products and $0.5 million from Ultamus® products due to the discontinuance of these two products, as well as a decrease of $0.9 million from REO® products. These decreases were partially offset by an increase of $2.7 million from Snap Server® products and $0.2 million from NEO® products. We began selling the NEO® S product in the second quarter of fiscal 2010.

Service Revenue

Net service revenue was relatively constant at $24.2 million during fiscal 2011 compared to $23.6 million during fiscal 2010.

Royalty Fees

Net royalty fees decreased to $0.3 million during fiscal 2011 from $0.5 million during fiscal 2010. The decrease of $0.2 million, or 40.0%, is primarily associated with lower VR2® technology royalties. VR2® technology royalties during fiscal 2011 totaled $0.2 million compared with $0.3 million during fiscal 2010.

Gross Profit. Overall gross profit was relatively constant at $21.2 million during fiscal 2011 compared to $21.4 million during fiscal 2010. Gross margin increased to 30.2% during fiscal 2011 from 27.5% during fiscal 2010 primarily related to the increase in higher margin branded product revenue as a percentage of total revenue.

Product Revenue

Gross profit on product revenue during fiscal 2011 was $7.5 million compared to $8.3 million during fiscal 2010. The decrease of $0.8 million, or 9.6%, was primarily due to the 14.7% decrease in net product revenue. Gross margin on product revenue at 16.5% for fiscal 2011 increased from 15.5% for fiscal 2010 primarily as a result of increased sales of higher margin products and an improved product mix.

Service Revenue

Gross profit on service revenue during fiscal 2011 was $13.3 million compared to $12.6 million during fiscal 2010. The increase of $0.7 million, or 5.5%, was primarily due to our transition of a significant portion of service repair from a third party vendor to our own personnel, during the third quarter of fiscal 2011, which reduced our payments to third party vendors. Gross margin on service revenue at 55.0% for fiscal 2011 increased from 53.4% for fiscal 2010.

Sales and Marketing Expense. Sales and marketing expense in fiscal 2011 decreased to $16.4 million from $18.0 million during fiscal 2010. The decrease of $1.6 million, or 8.9%, was primarily a result of (i) a decrease of $1.1 million in employee and related expenses, including travel costs, associated with a decrease in the average headcount by seven employees, primarily due to the streamlining of our sales force, (ii) a decrease of $0.5 million in public relations and advertising expense, including contractor fees, due to restructuring and reductions in marketing programs and bringing previously outsourced projects in house and (iii) a decrease of $0.3 million in severance costs associated with the fiscal 2010 restructurings. These decreases were slightly offset by a $0.3 million increase in share-based compensation expense primarily associated with options granted to an executive officer in February 2010.

Research and Development Expense. Research and development expense in fiscal 2011 increased to $7.7 million from $5.8 million during fiscal 2010. The increase of $1.9 million, or 32.8%, is primarily a result of (i) an increase of $1.5 million in employee and related expenses, including travel costs, associated with an increase in average headcount by seven employees associated with the restructuring of our research and development department, including the addition of a chief technology officer, (ii) an increase of $0.3 million in outside contractor fees and (iii) an increase of $0.2 million in share-based compensation expense primarily associated with options granted to an executive officer in March 2010. These increases were offset by a $0.1 million decrease in development expense associated with the timing of new product development.

General and Administrative Expense. General and administrative expense in fiscal 2011 increased to $12.7 million from $11.9 million during fiscal 2010. The increase of $0.8 million, or 6.7%, is primarily a result of (i) an increase of $1.1 million in share-based compensation expense primarily associated with options granted to executive officers in February 2010, (ii) an increase of $0.7 million in executive bonuses, (iii) an increase of $0.4 million in outside contractor expenses, principally for financial and accounting services, (iv) an increase of $0.2 million in investor relation expenses and (v) an increase of $0.1 million in fees associated with the termination of our Financing Agreement with Faunus Group International (“FGI”). These increases were partially offset by (i) a decrease of $1.0 million in legal fees and (ii) a decrease of $0.3 million in severance expense associated with a former executive officer, (iii) a decrease of $0.3 million in employee related expenses, including travel costs, associated with a decrease in average headcount by four employees and (iv) a decrease of $0.1 million in audit, tax and consulting fees related to our transition to a new public accounting firm.

Interest Expense. We incurred interest expense of $1.1 million and $1.5 million during fiscal 2011 and 2010, respectively. In fiscal 2009, we entered into two non-OEM accounts receivable financing agreements. Under the non-OEM accounts receivable financing agreements we recorded interest expense of $1.1 million, including $0.1 million in amortization of debt issuance costs, compared to $1.3 million, including $0.1 million in amortization of debt issuance costs, in fiscal 2010. Interest expense associated with our note payable to Anacomp totaled $3,000 during fiscal 2011 compared to interest expense associated with our notes payable to Anacomp and Adaptec, which totaled $0.2 million during fiscal 2010. We are no longer a party to these financing agreements.

Other Income (expense), net. During fiscal 2011, we incurred other income (expense), net, of $2.5 million of income compared with $1.0 million of income during fiscal 2010. The increase of $1.5 million, or 150.0%, was primarily due to the receipt of $3.0 million from various institutional investors in consideration for a minority ownership interest in any amounts we receive from litigation awards or settlements arising from our patent infringement lawsuit against BDT, Dell and IBM and our complaint for patent infringement with the United States International Trade Commission against the same defendants. This increase was offset by (i) a decrease of approximately $1.0 million in realized currency exchange gains due to foreign currency fluctuations and (ii) a decrease of $0.5 million related to the prior year liquidation of our auction rate securities (“ARS”).

Provision for (benefit from) Income Taxes. During fiscal 2011, we recognized income tax expense of $0.3 million compared to a benefit from income taxes of $1.8 million in fiscal 2010. The income tax expense in fiscal 2011 primarily related to earnings in our foreign operations. The net benefit in fiscal 2010 primarily related to our net operating loss carry back recognized pursuant to amended Internal Revenue Code Section 172(b)(1)(H).

Liquidity and Capital Resources

At June 30, 2011, we had a cash balance of $10.2 million, compared to $8.9 million at June 30, 2010. In fiscal 2011, we incurred a net loss of $14.5 million. During the third quarter of fiscal 2011, we sold an aggregate of 8,653,045 shares of our common stock and warrants to purchase up to 3,807,331 shares of common stock in a private placement for a total issuance price of approximately $15.3 million and net proceeds of approximately $13.8 million. In August 2011, we entered into a credit facility that provides for an $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the remainder of calendar 2011 as we continue to reshape our business model and further improve operational efficiencies.

As of June 30, 2011, we had working capital of $8.7 million, reflecting decreases in current assets and current liabilities of $2.4 million and $8.7 million, respectively, during fiscal 2011. The decrease in current assets is primarily attributable to cash used in operating activities and reduced sales, resulting in lower inventory balances. The decrease in current liabilities is primarily attributable to a $5.6 million decrease in accounts payable and accrued liabilities primarily related to operating activities, a $4.4 million reduction in our current liabilities associated with our non-OEM accounts receivable financing arrangements and a $0.7 million reduction in debt related to the repayment of our note payable to Anacomp. These decreases were offset by a $2.0 million increase in accrued payroll and employee compensation related to a $2.2 million liability recorded for the Stock Appreciation Rights (“SAR”) awards in June 2011 offset by a $0.2 million decrease in accrued payroll related to timing of payment dates.

Management has projected that cash on hand, combined with available borrowings under our Credit Facility, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

During fiscal 2011, we used cash in operating activities of $10.9 million, compared to $10.5 million in fiscal 2010. The use of cash during fiscal 2011 was primarily a result of our net loss of $14.5 million offset by overall decreases in operating assets and liabilities. The decreases primarily consisted of (i) a decrease in inventory, (ii) a decrease in accounts payable and accrued liabilities, and (iii) a decrease in accounts receivable due to lower sales.

We used cash in investing activities of $0.5 million during fiscal 2011, compared to $1.7 million cash generated from investing activities in fiscal 2010. During fiscal 2011, we acquired intangible assets consisting of existing technology (acquired technology) for $150,000. During fiscal 2011 and 2010, capital expenditures totaled $0.3 million for each year. Such expenditures were associated with machinery and equipment to support new product introductions. During fiscal 2010, we liquidated our ARS for $2.0 million.

We generated cash from our financing activities of $12.7 million during fiscal 2011, compared to $12.2 million during fiscal 2010. In November 2010, we sold 3,376,000 shares of our common stock to certain institutional investors at $1.25 per share for gross proceeds of $4.2 million and net proceeds of $4.0 million. In March 2011, we sold an aggregate of 8,653,045 shares of our common stock and warrants to purchase up to 3,807,331 shares of common stock in a private placement for a total issuance price of approximately $15.3 million and net proceeds of approximately $13.8 million. During fiscal 2011, we made payments totaling $0.7 million against the Anacomp note, and repayments of $4.4 million for amounts funded under our non-OEM accounts receivable financing agreements. Cash generated from financing activities in fiscal 2010 primarily relates to the sale of 794,659 shares of Series A Convertible Preferred Stock and warrants for a total issuance price of $11.9 million and net proceeds of approximately $10.9 million, and the sale of 2,070,000 shares of our common stock through a public offering of common stock at $2.10 per share resulting in gross proceeds of approximately $4.3 million and net proceeds of approximately $3.7 million, offset by payments under the notes payable to Anacomp and Adaptec, which totaled $2.7 million during fiscal 2010. During fiscal 2010, $0.3 million of cash generated by financing activities related to net funding activity from accounts receivable pledged to MCF and FGI.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or significant guarantees to third parties that are not fully recorded in our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements.

Contractual Obligations

The following schedule summarizes our contractual obligations to make future payments at June 30, 2011 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations(1)	$10,872	$2,847	$5,085	$1,842	$1,098
Purchase obligations(2)	2,890	2,890	—	—	—

Total contractual obligations(3)	$13,762	$5,737	$5,085	$1,842	$1,098

(1)	Represents contractual lease obligations under non-cancellable operating leases on our San Diego, California; San Jose, California; Wokingham, England; and Paris, France facilities.
(2)	Represents purchase orders for inventory and non-inventory items entered into prior to June 30, 2011, with purchase dates extending beyond July 1, 2011. Some of these purchase obligations may be cancelled.
(3)	Liabilities associated with uncertain tax provisions, currently estimated at $0.1 million (including interest) are not included in the table above as we cannot reasonably estimate when, if ever, an amount would be paid to a government agency. Ultimate settlement of these liabilities is dependent on factors outside of our control, such as examinations by each agency and expiration of statutes of limitation for assessment of additional taxes.

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

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations during fiscal 2011 and 2010 resulted in a loss of $0.5 million for fiscal 2011 and a gain of $0.5 million for fiscal 2010.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, and position of the directors of the Company. The table also sets forth the year in which each director was first elected to the Board. Directors are elected each year, and all directors serve one-year terms. As of September 7, 2011, directors are as follows:

Name of Director Nominee	Age	Director Since	Position	Committee Membership
Robert A. Degan	72	2000	Independent Director	Audit (Chairman), Compensation and Nominating and Governance

Nora M. Denzel	49	2007	Independent Director	Audit and Compensation (Chairwoman)

Joseph A. De Perio	33	2011	Independent Director	None

Eric L. Kelly	53	2007	President and Chief Executive Officer	None

Scott McClendon	72	1991	Executive Chairman of the Board (Independent Director)	Nominating and Governance (Chairman)

Shmuel Shottan	59	2011	Independent Director	Audit and Nominating and Governance

Each of the above-listed committee members served for all of fiscal 2011, except Mr. Shottan and Mr. De Perio and who were appointed to the Board of Directors in February and April 2011, respectively.

During fiscal 2011, Michael Norkus served on the Audit Committee, the Compensation Committee and the Nominating and Governance Committee until his resignation from the Board of Directors and these committees in February 2011.

There are no family relationships between any of the directors or executive officers of our company, and there are no arrangements or understandings between any of the directors and any other person pursuant to which such director was or is selected as a director.

We have a standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Robert A. Degan, Nora M. Denzel and Shmuel Shottan.

In addition to being independent under NASDAQ Marketplace Rule 5605(a)(2), all members of the Audit Committee must meet the additional independence standards for audit committee members set forth in Rule 10A-3(b)(1) of the Exchange Act and NASDAQ Marketplace Rule 5605(c)(2)(A). The Board of Directors has determined that each of Ms. Denzel and Mr. Degan qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

Biographical Information of Directors

Robert A. Degan has been a private investor since January 2000. From November 1998 to December 1999, Mr. Degan served as General Manager of the Enhanced Services & Migration Business Unit (formerly, Summa Four, Inc.) of Cisco Systems, Inc., an Internet networking company. From July 1998 to November 1998, Mr. Degan was Chairman, President and Chief Executive Officer of Summa Four, Inc., and from January 1997 to July 1998, he served as its President and Chief Executive Officer and as a director. Mr. Degan retired from the board of directors of CaminoSoft Corp. in December 2007, FlexiInternational Software, Inc. in July 2006 and Gensym Corporation in May 2005. Mr. Degan was formerly on the research staff at Massachusetts Institute of

Technology. Mr. Degan’s significant experience as a director and CEO of Summa Four, along with his experience from his career in related industries and as a board member of other public technology companies, provides the Board of Directors with financial and operational expertise and analytical skills relevant to the storage industry.

Nora M. Denzel has served as the Senior Vice President of payroll services at Intuit, Inc., a provider of business and financial management software, since February 2008. From February 2006 to January 2008, Ms. Denzel served as an independent consultant to technology companies. From August 2000 to February 2006, she held several executive level positions in technology with HP, a global manufacturer of computing, communications and measurement products and services, including: Senior Vice President/General Manager Software Global Business Unit (May 2002 to February 2006); Senior Vice President Adaptive Enterprise (June 2004 to May 2005); and Vice President Storage Organization (August 2000 to May 2002). Prior to HP, she served as Senior Vice President of Product Operations from February 1997 to August 2000 at Legato Systems, Inc. Her initial corporate experiences were at IBM, where she began her career as a software engineer and then served in several marketing, engineering, and executive level positions, including the business line manager of IBM’s portfolio of storage management software products. Ms. Denzel also serves on the board and advisory boards of several privately-held organizations. Ms. Denzel’s current experience at Intuit and prior experience at HP, together with her prior consulting work for technology companies, provides her with valuable knowledge of technology companies and of companies with a global presence. She is able to provide the Board of Directors with current working knowledge of business and economic trends that affect the storage industry.

Joseph A. De Perio has served as a Portfolio Manager, Activist Investments and Private Equity of Clinton Group, Inc. since October 2010. From December 2007 to September 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C. From June 2006 to December 2007, Mr. De Perio served as Vice President, Activist Investments and Long/Short Equity and Private Equity of the Clinton Group. Mr. De Perio was a Private Equity Associate at Trimaran Capital Partners from May 2004 to June 2006 and an analyst and associate in the mergers and acquisitions department at CIBC World Markets from July 2000 to May 2004. Mr. De Perio has been a board member of Viking Systems, Inc., a developer, manufacturer and marketer of visualization solutions for complex, minimally invasive surgery, since June 2011. Mr. De Perio was selected as a director of the Company pursuant to the terms of a Stock Purchase Agreement between the Company and Clinton Magnolia Master Fund, Ltd.

Eric L. Kelly has served as our Chief Executive Officer since January 2009, our President since January 2010 and a member of our Board of Directors since November 2007. From April 2007 to January 2009, Mr. Kelly served as President of Silicon Valley Management Partners Inc., a management consulting and M&A advisory firm, which he co-founded in April 2007. From July 2004 to August 2006, Mr. Kelly was Vice President and General Manager of storage systems solutions at Adaptec, Inc.. From August 2002 to July 2004, he served as President and CEO of Snap Appliance, Inc., which was acquired by Adaptec in July 2004. The Snap division of Adaptec was acquired by us in June 2008. From March 2000 to June 2002, Mr. Kelly served as President, Network Systems Division of Maxtor Corporation. Prior to Maxtor, he served as the Chief Operating Officer of Isyndicate, Inc. From July 1998 to January 2000 he was the Enterprise Vice President for Dell Computer Corporation. From 1980 to 1998 he served in executive or managerial roles with Netpower Incorporated, Diamond Multimedia Systems Incorporated, Conner Peripherals Incorporated, Marq Technologies Incorporated and IBM. Mr. Kelly’s position as President and Chief Executive Officer of the Company provides the Board of Directors with unique insight and direct access to strategic and operational information about the Company. His significant experience in the storage industry, including his involvement in Snap Appliance, allows him to draw on experiences and knowledge from across the storage industry and enables him to identify best practices and strategic initiatives for the Company.

Scott McClendon has served as Executive Chairman of the Board since May 2011, and has served as Chairman of the Board since March 2001. From November 2006 to August 2007, Mr. McClendon served as our interim President and Chief Executive Officer and as our President and Chief Executive Officer from October 1991 to March 2001, when he was named our Chairman of the Board, and continued as an executive officer and employee until June 2001. Mr. McClendon has been a business consultant since June 2001. Mr. McClendon was employed by HP for over 32 years in various positions in engineering, manufacturing, sales and marketing. He last served as the general manager of the San Diego Technical Graphics Division and site manager of HP in San Diego, California. Mr. McClendon is Chairman and a director of Procera Networks, Inc., a network equipment company. Mr. McClendon’s significant experience with HP, his prior tenure as our President and Chief Executive Office and current experience as Chairman and director of Procera provide him with a unique set of managerial, operational and strategic skills, which provides the Board of Directors insights into the Company’s challenges, opportunities and operations.

Shmuel Shottan has served as Chief Technology Officer of BlueArc Corporation, a supplier of enterprise NAS since September 2001 and Senior Vice President of Engineering of BlueArc from September 2001 to April 2006. Prior to BlueArc, Mr. Shottan was a General Partner of Quantum Technology Ventures, a $100 million corporate venture fund. From 1995 to March 1999, Mr. Shottan served as Senior Vice President and Chief Technical Officer for Snap Appliance which was sold to Quantum Corporation in March 1999. From March 1999 to February 2000, Mr. Shottan served as Senior Vice President of Engineering and Chief Strategy Officer for the Snap Division of Quantum. Prior to Snap, Mr. Shottan served as Vice President of Engineering and Chief Technical Officer of Parallan Computer, Inc. from 1993 to 1995. Before joining Parallan, Mr. Shottan held engineering positions at various companies since 1980. Mr. Shottan’s significant experience at BlueArc and other technology companies provides the Board of Directors with valuable insight directly related to technology developments in the storage industry. His engineering background and storage experience makes him particularly well suited to understanding our technology and allows him to provide valuable perspective to the Board of Directors on new product initiatives.

Executive Officers of the Registrant

The executive officers, their ages, positions held and biographical information as of September 7, 2011, are as follows:

Name	Age	Position Held
Eric L. Kelly	53	President and Chief Executive Officer
Geoff Barrall	43	Vice President, Engineering and Chief Technology Officer
Kurt L. Kalbfleisch	45	Vice President of Finance, Chief Financial Officer and Secretary
Jillian Mansolf	45	Vice President of Worldwide Sales and Marketing

Eric L. Kelly is our President and Chief Executive Officer and a director. See the description of his business experience above under Biographical Information of Directors.

Geoff Barrall, PhD, joined us as our Chief Technology Officer and Vice President of Engineering in February 2010. Prior to joining us, Dr. Barrall served as the Chief Executive Officer of Data Robotics, Inc. from April 2005 to December 2010, the maker of the world’s first data storage robot and a company he founded in 2005. Dr. Barrall has founded five companies including BlueArc, a supplier of enterprise NAS, as well as several information technology and consulting services firms. Dr. Barrall is a current member of the board of directors of Nexsan Corporation, a provider of disk-based storage systems. In addition to his roles at Data Robotics and BlueArc, he also served on the board of directors of Tacit Networks, Inc. and was an executive consultant to the senior team at Brocade Communications Systems, Inc. His storage experience also includes sitting on the boards of advisors for Data Domain, Inc. and NeoPath Networks, Inc. As a designer, Dr. Barrall has more than a dozen data storage-related patents to his credit.

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

Jillian Mansolf has served as our Vice President of Worldwide Sales and Marketing since joining us in July 2009. From August 2007 to June 2009, Ms. Mansolf served as Senior Vice President of Worldwide Sales and Marketing for Data Robotics-The Makers of Drobo. From May 2006 to July 2007 she was Vice President of Worldwide Marketing & Product Management for Motion Computing, Inc., a creator of tablet personal computers. From November 2002 to July 2004, Ms. Mansolf was Vice President of Worldwide Sales and Channel Marketing for Snap Appliance, Inc., a designer and manufacturer of NAS and SAN software and hardware products through the acquisition by Adaptec in July 2004. She then served in such role at Adaptec until March 2005. From December 2001 to November 2002 she was Vice President of Worldwide Sales and Marketing for Maxtor Corporation, a manufacturer of hard, external and portable drives. Prior to that time, Ms. Mansolf held key positions for Dell from 1997 to 2001 serving first as a Director of Marketing for Workstation Products and Services from June 1997 to April 1998 and later as an Area Vice President for the Large Corporate Accounts Division from May 1998 to December 2001. Prior to her tenure with Dell, she held sales management positions with Netpower Incorporated and Tandon Computer Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on copies of these reports provided to us and written representations that no other reports were required, we believe that these persons met all of the applicable Section 16(a) filing requirements during fiscal 2011, with the exception of one late Form 4 filing related to one transaction for each of Ms. Mansolf and Messrs. Kelly, Kalbfleisch and Barrall.

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

Summary Compensation Table for Fiscal Year 2011

The following table summarizes the total compensation paid to or earned by our principal executive officer and our two other most highly compensated executive officers (referred to as our “named executive officers”) for the Company’s 2011 and 2010 fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Eric L. Kelly	2011	400,000		—	4,419,519	—	350,000	22,929	5,192,448
President and Chief Executive Officer	2010	400,000		—	—	2,293,766	—	19,430	2,713,196

Kurt L. Kalbfleisch	2011	243,500		10,000	1,767,859	—	109,875	25,096	2,156,330
Vice President of Finance, Chief Financial Officer and Secretary	2010	214,327		—	—	327,946	—	29,921	572,194

Jillian Mansolf	2011	334,095	(5)	—	1,537,980	—	21,275	28,214	1,921,564
Vice President of Worldwide Sales and Marketing	2010	302,201	(6)	9,000	—	385,286	—	25,148	721,635

(1)	The amounts shown in the “Bonus” column represent discretionary bonuses awarded by the Compensation Committee for the fiscal year.
(2)	The amounts shown in these columns do not reflect compensation actually received by the named executive officer. These amounts represent the fair value on the grant date of the awards granted to these officers during fiscal 2011 and 2010. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards in each fiscal year, see Note 8 to the consolidated financial statements included herein.
(3)	The amounts shown in the “Non-Equity Incentive Plan” column represent bonuses awarded for fiscal 2011 pursuant to the terms of the Company’s Executive Bonus Plan and as established by the Compensation Committee for the fiscal year.
(4)	The amounts shown in this column for each named executive officer reflect premiums we paid on the officer’s behalf for health insurance, term life insurance and certain out-of-pocket medical and wellness expenses we paid on the officer’s behalf.
(5)	This amount includes sales commissions of $94,490 earned in fiscal 2011.
(6)	This amount includes sales commissions of $82,509 earned in fiscal 2010.

Outstanding Equity Awards at End of Fiscal Year 2011

The following table provides information about the holdings of stock and option awards by our named executive officers outstanding at the end of fiscal year 2011.

		Option Awards						Stock Awards
Name	Grant Date(7)	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of units of stock that have not vested (#)		Market value of units of stock that have not vested ($)(6)
Eric L. Kelly	11/13/2007	6,000		—		5.31	11/13/2013
	12/9/2008	6,000		—		0.75	12/9/2014
	1/27/2009	241,666		58,333	(2)	0.78	1/27/2015
	2/18/2010	550,223	(1)	687,777	(3)	2.49	4/23/2016
	10/8/2010							205,000	(4)	563,750
	6/29/2011							1,573,385	(5)	4,326,809

Kurt L. Kalbfleisch	8/8/2002	833		—		9.16	8/8/2012
	5/22/2006	333		—		4.09	5/22/2016
	1/27/2009	33,333		—		0.78	1/27/2012
	2/18/2010	177,000	(1)	—		2.49	4/23/2016
	10/8/2010							86,000	(4)	236,500
	6/29/2011							627,160	(5)	1,724,690

Jillian Mansolf	7/16/2009	40,000		—		1.65	7/16/2015
	2/18/2010	178,356	(1)	—		2.49	4/23/2016
	10/8/2010							86,000	(4)	236,500
	6/29/2011							539,420	(5)	1,483,405

(1)	This award was originally granted as a stock option and was amended and reissued on June 29, 2011 as a stock appreciation rights (“SAR”) award. The purpose of the amendment and reissuance is to provide that, upon exercise, the SAR will be settled in cash or stock, at the discretion of the Company. No other terms of the award changed.
(2)	This option vests in equal monthly installments over a thirty-six month period following the grant date.

(3)	This SAR award vests in equal monthly installments over a thirty-six month period following the grant date.
(4)	This stock unit award vests in full on October 8, 2011.
(5)	This stock unit award vests in six equal installments, with the first installment vesting six months after July 15, 2011 and an additional installment vesting at the end of each six-month period thereafter.
(6)	Amounts listed represent the aggregate market value of the unvested restricted stock unit awards held by the named executive officers based on the closing price of a share of our common stock of $2.75 on the last trading day of fiscal 2011.
(7)	Options granted before December 2009 are reported in the table above as adjusted to reflect our December 8, 2009 one-for-three reverse stock split.

Employment, Severance and Change in Control Agreements

Eric L. Kelly. We entered into an employment agreement with Mr. Kelly, our President and Chief Executive Officer, on June 24, 2009, which was amended and restated on June 29, 2011 (the “Kelly Agreement”). The Kelly Agreement provides for Mr. Kelly to earn a base salary of $400,000, which has been his base salary since his appointment as Chief Executive Officer on January 27, 2009. Mr. Kelly is eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by the Board of Directors or an authorized committee of the Board of Directors. His annual bonus target is 100% of the greater of $400,000 or his base salary as of the end of the applicable fiscal quarter or year in which the bonus is earned, and he has the opportunity to earn an annual bonus of up to 150% of the target bonus. If the Company terminates Mr. Kelly’s employment without cause or he resigns for good reason, or if he dies or becomes disabled, before the end of a fiscal quarter or year, he will be eligible to receive a prorated amount of the target bonus for the fiscal quarter or year in which his employment terminates. For purposes of the Kelly Agreement, the terms “cause” and “good reason” are defined in the agreement, and a termination of employment by the Company without cause includes a termination by the Company at the end of the term then in effect. To the extent that any travel, lodging or auto expense reimbursements are taxable to Mr. Kelly, the Company will provide him with a tax restoration payment so that he will be put in the same after-tax position as if such reimbursements had not been subject to tax. The Kelly Agreement has a three-year term and automatically renews for additional one-year terms. The Company may unilaterally modify Mr. Kelly’s cash compensation at any time, subject to Mr. Kelly’s right to terminate his employment for good reason.

The Kelly Agreement also provides that if the Company terminates Mr. Kelly’s employment without cause or if Mr. Kelly resigns from employment for good reason, then the Company will be obligated to pay him an aggregate severance payment equal to the sum of (i) 150% of the greater of his base salary then in effect or his original base salary, (ii) a portion of his target bonus prorated based on the number of days he was employed during the period on which the target bonus is based, (iii) an amount equal to the premiums he would be required to pay to continue health insurance coverage under the Company’s insurance plans for himself and his eligible dependents under COBRA for 18 months following the date of his termination, and (iv) an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 18 months following his termination (reduced by the amount of any reimbursement for COBRA premiums as described in clause (iii) above). The severance payment will be made in equal monthly installments over 18 months in accordance with the Company’s regular payroll practices. In addition, Mr. Kelly will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards that would otherwise have vested during the 12-month period following his termination. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change in control. The severance benefits described above are contingent upon Mr. Kelly providing the Company with a general release of all claims.

Kurt L. Kalbfleisch. We entered into an employment and severance agreement with Mr. Kalbfleisch, our Vice President of Finance, Chief Financial Officer and Corporate Secretary on September 29, 2009, which was amended and restated on June 29, 2011 (the “Kalbfleisch Agreement”). The Kalbfleisch Agreement provides for

Mr. Kalbfleisch to earn a base salary of $266,000 which was effective in May 2011. Prior to that time Mr. Kalbfleisch earned a base salary of $240,000. Mr. Kalbfleisch is eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by the Board of Directors or an authorized committee of the Board of Directors.

If the Company terminates Mr. Kalbfleisch’s employment without cause or he resigns his employment for good reason before the end of a fiscal quarter or year, he will be eligible to receive a prorated amount of the target bonus for the fiscal quarter or year in which his employment terminates. For purposes of the Kalbfleisch Agreement, the terms “cause” and “good reason” are defined in the agreement, and a termination of employment by the Company without cause includes a termination by the Company at the end of the term then in effect. The Kalbfleisch Agreement has a three-year term and automatically renews for additional one-year terms. The Company may unilaterally modify Mr. Kalbfleisch’s cash compensation at any time, subject to Mr. Kalbfleisch’s right to terminate his employment for good reason.

The Kalbfleisch Agreement provides that if the Company terminates Mr. Kalbfleisch’s employment without cause or if Mr. Kalbfleisch resigns from employment for good reason, the Company will be obligated to pay him an aggregate severance payment equal to the sum of (i) the greater of his annual base salary then in effect or his original base salary of $266,000, (ii) a portion of any target bonus prorated based on the number of days he was employed during the period on which the target bonus is based, (iii) an amount equal to the premiums he would be required to pay to continue health insurance coverage under the Company’s insurance plans for himself and his eligible dependents under COBRA for 12 months following the date of his termination, and (iv) an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 12 months following his termination (reduced by the amount of any reimbursement for COBRA premiums as described in clause (iii) above). The severance payment will be made in equal monthly installments over the 12 months following termination of employment. In addition, Mr. Kalbfleisch will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards that would otherwise have vested during the 12-month period following his termination. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change in control. If such a termination of employment occurs within two years following a change in control of the Company, then the severance benefits will generally be the same as described above except that the cash severance will paid in a single lump sum on the sixtieth day after termination of employment and Mr. Kalbfleisch will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards. The severance benefits described above are contingent upon Mr. Kalbfleisch providing the Company with a general release of all claims.

Jillian Mansolf. As our Vice President of Worldwide Sales and Marketing, Ms. Mansolf is an at-will employee and her employment may be terminated by us for any reason, with or without notice. Prior to May 2011, Ms. Mansolf earned an annual salary of $238,000, was eligible for quarterly commission earnings of up to $25,500 for a total compensation package equal up to $340,000 annually. Ms. Mansolf currently earns an annual salary of $250,000 and is eligible for quarterly commission earnings of $25,500, for a total annual compensation package of up to $352,000. Ms. Mansolf is also eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by the Board of Directors or an authorized committee of the Board of Directors. Ms. Mansolf’s offer letter provides that if her employment is terminated by the Company without cause she is eligible to receive severance benefits consisting of six months of base salary plus earned commissions and twelve months of continued health benefits coverage.

Retention Agreements. The following describes the severance arrangements we have with our named executive officers in the case of a change of control. For these purposes, the terms “cause,” “good reason” and “change in control” are defined in each executive’s retention agreement.

Eric L. Kelly. On June 24, 2009, we entered into a retention agreement with Mr. Kelly, which provides that he will receive a lump sum severance payment if, within 60 days before or two years following a change of control of the Company, his employment is terminated by the Company without cause or he resigns for good reason. The severance payment will equal 150% of the sum of Mr. Kelly’s base salary at the time of the consummation of the change of control or termination date or $400,000, whichever is higher, plus any annual target bonus. The retention agreement provides that (i) if Mr. Kelly elects to continue insurance coverage as provided by COBRA, we will reimburse him for an amount equal to the premiums he would be required to pay to continue health insurance coverage under our company’s insurance plans for himself and his eligible dependents under COBRA for 18 months following the date of his termination, and (ii) we will reimburse him for an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 18 months following his termination (reduced by the amount of any reimbursements for COBRA premiums as described in clause (i) above). We are required to reimburse Mr. Kelly for the estimated costs of these benefits in one lump sum payment on his termination date. In addition, Mr. Kelly will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change of control. The consideration payable to Mr. Kelly under the retention agreement is contingent upon him providing us a general release of claims.

The retention agreement provides limited protection to Mr. Kelly from the possible imposition of excise taxes under the Internal Revenue Code and any corresponding state tax provisions. If there is a change of control of our company on or before December 31, 2011, and if, as a result, Mr. Kelly becomes subject to a federal or state golden parachute excise tax, we are required to provide Mr. Kelly an excise tax restoration payment so that Mr. Kelly will be in the same after-tax position as if the excise tax was not imposed. The amount of the excise tax restoration payment may not exceed $600,000 for a change of control that occurs in 2011. No excise tax payment will be owed to Mr. Kelly with respect to a change of control that occurs after December 31, 2011.

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

Equity Awards Granted in Fiscal 2011

The “Stock Awards” column of the “Summary Compensation Table for Fiscal Year 2011” above reflects the grant-date fair value (as determined for accounting purposes) of restricted stock unit (“RSU”) awards granted to the named executive officers during fiscal 2011. Each of these awards was granted under our 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. Awards granted under the 2009 Plan are generally only transferable to a beneficiary of a named executive officer upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions, are not made for value.

Each RSU represents a contractual right to receive one share of our common stock upon vesting of the unit. The number of RSUs subject to each award granted to the named executive officers during fiscal 2011 and the vesting schedules for these awards are reported in the “Outstanding Equity Awards at End of Fiscal Year 2011” table above. In each case, vesting of the RSUs is generally contingent on the executive’s continued employment with the Company through the vesting date, subject to accelerated vesting on certain terminations of employment under the employment and retention agreements described above. The RSUs will vest in full in the event of the executive’s death or disability. In addition, with respect to the RSUs granted to the named executive officers in June 2011, if the executive’s employment is terminated by the Company without cause or by the executive for good reason, the RSUs subject to the award will vest pro-rata based on the number of months of the executive’s employment through the date of termination. If, however, a change in control of the Company occurs and the executive’s employment is terminated by the Company without cause or by the executive for good reason within 60 days before or two years after the change in control, the units will fully vest. The named executive officers do not have the right to vote or dispose of the RSUs.

Executive Bonus Plan

In September 2010, the Compensation Committee approved an Executive Bonus Plan (“Bonus Plan”), which provides bonus opportunities for selected employees of the Company, including each of the Company’s executive officers. Each participant in the Bonus Plan is assigned a target bonus percentage that is expressed as a percentage of the participant’s base salary for the applicable bonus period (“Bonus Period”). Bonuses are payable based upon the Company’s attainment of one or more performance goal(s) for revenue, gross profit, operating income, operating expenses and/or earnings per share as approved by the Compensation Committee for the applicable Bonus Period. The Compensation Committee may establish minimum, target and/or maximum performance goals for one or more of these performance metrics. The Compensation Committee establishes target bonus amounts for each Bonus Period and also establishes the percentage of the total bonus that will be determined based on Company performance and the percentage of the total bonus that will be determined based on individual performance and, as applicable, the performance goals that will be used to determine a participant’s individual performance for the Bonus Period. The Bonus Plan is effective for fiscal 2011 and future fiscal years unless and until otherwise determined by the Compensation Committee.

For fiscal 2011, the Compensation Committee established performance goals for the Company’s revenue growth, gross operating profit and net income for the first half of fiscal 2011, and for the Company’s revenue growth and operating expenses for the second half of fiscal 2011. The named executive officers’ target bonuses for fiscal 2011 (expressed as a percentage of the executive’s annual base salary) were as follows: Mr. Kelly—100%; Mr. Kalbfleisch—50%; and Ms. Mansolf—10%. (Ms. Mansolf’s participation in the Bonus Plan is in addition to her opportunity to be awarded sales commissions under her employment agreement as described above.) The bonuses awarded to each named executive officer under the Bonus Plan for fiscal 2011 are reported in the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table for Fiscal 2011” above.

401(k) Plan

In February 1994, we adopted our On-Track 401(k) Savings Plan that covers all of our eligible employees who are at least 21 years old. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer up to 60% of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. However, our named executive officers qualify as highly compensated employees and may only elect to defer up to 8.5% of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. Our 401(k) plan also has a catch up contribution feature for employees aged 50 or older (including those who qualify as highly compensated employees) who can defer amounts over the statutory limit that applies to all other employees. In October 2008, we suspended the matching by the Company of contributions made by participants under the plan.

Director Compensation Table

The following table provides compensation information for each individual who served on our Board of Directors during fiscal 2011 and was not employed by us or one of our subsidiaries (“non-employee directors”). See “Summary Compensation Table for Fiscal 2011” above for information related to the compensation of Mr. Kelly who was a director in fiscal 2011 and who also served as an executive officer during the fiscal year.

Name	Fees earned or paid in cash	Stock awards(1)(2)	Total
Joseph De Perio(3)	$9,780	$50,000	$59,780
Robert A. Degan	$40,000	$50,000	$90,000
Nora M. Denzel	$40,000	$50,000	$90,000
Scott McClendon	$50,000	$2,508,000	$2,558,000
Michael Norkus(5)	$24,286	$—	$24,286
Shmuel Shottan(4)	$15,824	$50,000	$65,824

(1)	The amounts shown in this column do not reflect compensation actually received by the non-employee director. These amounts represent the fair value on the grant date of the awards granted to the directors during fiscal 2011. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, see Note 8 to the consolidated financial statements.
(2)	At fiscal 2011 end, the number of shares subject to outstanding option awards for each director were as follows: Mr. De Perio—0; Mr. Degan—63,088; Ms. Denzel—34,422; Mr. McClendon—70,421; Mr. Norkus—22,422; and Mr. Shottan—0. The number of shares subject to outstanding stock awards were as follows: Mr. De Perio—22,728; Mr. Degan—22,728; Ms. Denzel—22,728; Mr. McClendon—701,771; Mr. Norkus—0; and Mr. Shottan—22,728.
(3)	Mr. De Perio was appointed to the Board of Directors in April 2011.
(4)	Mr. Shottan was appointed to the Board of Directors in February 2011.
(5)	Mr. Norkus resigned from the Board of Directors in February 2011.

Overview of Non-Employee Director Compensation and Procedures

We compensate non-employee directors through cash and equity-based compensation. Each non-employee director receives an annual retainer of $40,000 payable quarterly. The Executive Chairman of the Board of Directors receives an additional $10,000 retainer annually. No additional fees are paid for attendance at meetings of the Board of Directors or committees. We also reimburse expenses incurred by non-employee directors to attend meetings.

In addition to the above fees, each non-employee director receives an annual grant of RSUs with a value of $50,000 (based on the value of our common stock on the grant date). These RSU awards generally vest one year from the grant date and are payable upon vesting in shares of our common stock on a one-for-one basis. The annual RSU awards replace the annual grants of options to non-employee directors provided under the director compensation program implemented in January 2010.

In May 2011, Ms. Denzel and Messers. De Perio, Degan, McClendon, and Shottan each received an award of 22,728 RSUs which will vest in full on June 14, 2012.

In May 2011, Mr. McClendon was appointed Executive Chairman of the Board of Directors. Prior to May 2011, Mr. McClendon served as the Chairman of the Board. In June 2011, at the same time grants of RSUs were made to each of the named executive officers as described above, Mr. McClendon received an award of 679,043 RSUs in connection with his duties as Executive Chairman. The RSU award vests in six equal installments, with the first installment vesting six months after July 15, 2011 and an additional installment vesting at the end of each six-month period thereafter, and would vest in full in the event of a change in control of the Company or Mr. McClendon’s death or disability. The RSUs may also vest on a pro-rata basis upon certain terminations of Mr. McClendon’s service on the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of September 7, 2011 (except as otherwise indicated) by each person who is known by us to own more than 5% of our shares of common stock, each named executive officer, each director and all of our directors and executive officers as a group.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Beneficial Ownership
Beneficial Owner	Shares of common stock currently owned		Shares acquirable within 60 days(1)		Total shares of common stock owned	Percent of class(2)
5% shareholders
Special Situations Fund 527 Madison Avenue, Suite 600 New York, NY 10022	3,190,399	(3)	5,967,220		9,157,619	31.5%

Clinton Group, Inc. 9 West 57th Street, 26th Floor New York, NY 10019	2,832,861	(4)	1,246,458	(4)	4,079,319	16.8%

Marathon Capital Management, LLC 4 North Park Drive, Suite 106 Hunt Valley, MD 21030	3,007,836	(5)	—		3,007,836	13.0%

Stephens Investment Management LLC One Ferry Building, Suite 255 San Francisco, CA 94111	1,185,778	(6)	877,531	(6)	2,063,309	8.6%

Columbus Capital Management, LLC 1 Market Street, Spear Tower San Francisco, CA 94105	1,540,300	(12)	264,000	(12)	1,804,300	7.7%

	Beneficial Ownership
Beneficial Owner	Shares of common stock currently owned		Shares acquirable within 60 days(1)	Total shares of common stock owned	Percent of class(2)
Executive Officers and Directors+
Eric Kelly	49,975	(8)	1,271,040	1,321,015	5.4%
Jillian Mansolf	22,760	(9)	346,477	369,237	1.6%
Kurt L. Kalbfleisch	—		297,499	297,499	1.3%
Scott McClendon	180,963	(10)	105,520	286,483	1.2%
Robert A. Degan	666	(7)	63,088	63,754	*
Nora M. Denzel	666		34,422	35,088	*
Joseph A. De Perio(11)	6,000		—	6,000	*
Shmuel Shottan	2,500		—	2,500	*
Current directors and executive officers as a group (9 persons)	263,530		2,422,402	2,685,932	10.5%

*	Less than 1%
+	Except as otherwise indicated, the address for each beneficial owner is 9112 Spectrum Center Boulevard, San Diego, CA, 92123.
(1)	With respect to 5% shareholders, includes shares of common stock which could be acquired upon exercise of outstanding warrants. See footnotes (3), (4), (6) and (12) for a description of shares which could be acquired upon exercise of outstanding warrants by each of Special Situations Fund, Clinton Group, Inc., Stephens Investment Management LLC and Columbus Capital Management, LLC, respectively. With respect to executive officers and directors, includes shares of common stock which could be acquired upon exercise of stock options which are either currently vested and exercisable or will vest and become exercisable within 60 days of September 7, 2011, with respect to Ms. Mansolf and Messrs. Kelly and McClendon, shares of common stock which could be acquired upon exercise of outstanding warrants within 60 days of September 7, 2011, and with respect to Ms. Mansolf and Messrs. Kelly and Kalbfleisch, shares of common stock which will be issued upon the vesting of stock units within 60 days of September 7, 2011.
(2)	Based on 23,068,649 shares of common stock outstanding on September 7, 2011 and calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.
(3)	According to a Form 4 filed on July 14, 2011, the number of shares of common stock currently owned (“Shares”) and the number of shares of common stock acquirable within 60 days pursuant to warrants (“Warrant Shares”) includes 1,312,798 Shares and 2,457,092 Warrant Shares held directly by Special Situations Fund III Q.P., L.P., 938,752 Shares and 1,755,064 Warrant Shares held directly by Special Situations Private Equity Fund, L.P., 131,437 Shares and 245,708 Warrant Shares held directly by Special Situations Technology Fund, L.P. and 807,412 Shares and 1,509,356 Warrant Shares held directly by Special Situations Technology Fund II, L.P. MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III, QP, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the investment adviser to the Special Situations Fund III, QP, L.P., the Special Situations Technology Fund, L.P., the Special Situations Technology Fund II, L.P. and the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.
(4)	The number of Shares and the number of Warrant Shares include 2,832,861 Shares and 1,246,458 Warrant Shares held directly by Clinton Magnolia Master Fund, Ltd. (“CMAG”) Clinton Group, Inc. (“CGI”) is the investment manager of CMAG and consequently has voting control and investment discretion over securities held by CMAG. CGI and George Hall, as chief investment officer and president of CGI, may be deemed to beneficially own any securities owned by CGI and CMAG. Each of CGI and Mr. Hall disclaim beneficial ownership of these securities.
(5)	Based on the Schedule 13G filed with the SEC on April 7, 2011, Marathon Capital Management, LLC has sole voting power with respect to 328,000 shares and sole disposal power with respect to 3,007,836 shares.

(6)	Based on the Schedule 13G filed with the SEC on February 11, 2011, the number of Shares include warrants for the purchase of 351,011 shares of common stock held directly by Orphan Fund, L.P. (“Orphan Fund”) and warrants for the purchase of 526,520 shares of common stock held directly by Stephens Industry II, L.P. (“Industry Fund”). Stephens Investment Management, LLC (“SIM”) serves as general partner and investment manager for Orphan Fund and Industry Fund. SIM and Paul Stephens, Brad Stephens and Bart Stephens, as managing members and owners of SIM, may be deemed to beneficially own the securities owned by Orphan Fund and Industry Fund, insofar as they may be deemed to have the power to direct the voting or disposition of such securities. Each of SIM and Messrs. Stephens disclaim beneficial ownership as to such securities, except to the extent of its or his pecuniary interest therein.
(7)	Includes 333 shares of common stock held by Mr. Degan’s wife.
(8)	Includes 49,309 shares of common stock owned by Mr. Kelly through his family trust.
(9)	Represents shares of common stock owned by Ms. Mansolf through her family trust.
(10)	Represents 147,297 shares of common stock owned by Mr. McClendon through his family trust, 33,333 shares through his self-directed IRA and 333 shares held by his wife.
(11)	Mr. De Perio was elected to our Board of Directors pursuant to the terms of a Stock Purchase Agreement between the Company and CMAG and is the nominee of, and is employed by, CGI. CGI is the investment manager of CMAG. Pursuant to the Purchase Agreement, CMAG acquired 2,832,861 shares of common stock and warrants exercisable to purchase 1,246,458 shares of common stock for total consideration of $5.0 million.
(12)	Based on the Schedule 13G filed with the SEC on June 9, 2011, the number of shares beneficially held include 1,602,120 shares held by Columbus Capital Partners, L.P. (“CCP”) and 202,180 shares held by Columbus Capital Offshore Fund, Ltd. (“CCOF”). These shares include warrants to purchase 235,620 shares held by CCP and warrants to purchase 28,380 shares held by CCOF. Columbus Capital Management, LLC (“CCM”) is the general partner to CCP and the investment manager to CCOF. CCM has shared voting and dispositive power with Matthew Ockner, the managing member of CCM.

We are aware of no arrangements, including any pledge by any person of our common stock, the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of the last day of fiscal 2011.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options and rights(3)	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))
Equity compensation plans approved by our shareholders(1)	6,183,695	$3.02	2,768,096
Equity compensation plans not approved by our shareholders(2)	501,810	$1.88	—

Total	6,685,505	$2.73	2,768,096

(1)	Of the aggregate number of shares that remained available for future issuance reported in column (c), 2,013,034 were available under the 2009 Plan and 755,062 were available under the 2006 Employee Stock Purchase Plan. The 2009 Plan permits the granting of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, and stock units. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of a named executive officer’s outstanding awards will immediately terminate upon a termination of the named executive officer’s employment.

(2)	These figures represent options to purchase 98 shares of our common stock granted under our 2001 Supplemental Stock Option Plan (the “2001 Plan”) and options to purchase 501,712 shares of our common stock granted to certain employees (including Ms. Mansolf) as an inducement to their commencing employment with our company (the “Inducement Options”). The 2001 Plan is administered by the Compensation Committee and provides for grants of stock options to employees and consultants who are not officers or directors of our company. Our ability to grant new awards under the 2001 Plan terminated in November 2003. The Inducement Options were not granted under a plan and are administered by the Compensation Committee. The 2001 Plan options and the Inducement Options are generally subject to the same terms as options granted during fiscal 2011 under the 2009 Plan as described above under “Equity Awards Granted in Fiscal 2011.” Each of the 2001 Plan options has a ten-year term and the Inducement Options have a six-year term and is subject to earlier termination on a termination of the optionee’s employment or a change in control of our company. These options generally may not be transferred by the optionee.
(3)	The weighted-average exercise prices do not reflect shares subject to outstanding awards of restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Indemnification of Our Executive Officers and Directors

Our executive officers and directors are entitled to be indemnified under our articles of incorporation and bylaws to the fullest extent permitted under California law. We have also entered into indemnification agreements with each of our executive officers and directors.

Director Independence

The Board of Directors, upon the recommendation of the Nominating and Governance Committee, has affirmatively determined that Ms. Denzel and Messrs. Degan, McClendon, De Perio and Shottan are independent directors within the meaning of NASDAQ Marketplace Rule 5605(a)(2). Mr. Kelly does not meet the independence requirements under NASDAQ Marketplace Rule 5605(a)(2) because he is our President and Chief Executive Officer. In the course of determining whether Ms. Denzel and Messrs. Degan, McClendon, De Perio and Shottan were independent under NASDAQ Marketplace Rule 5605(a)(2), the Board of Directors considered the following transactions, relationships and arrangements not required to be disclosed in “Certain Relationships and Related Party Transactions”:

•

Although Mr. McClendon served as our Interim President and Chief Executive Officer from November 2006 through August 2007, he is not automatically disqualified from being an independent director under NASDAQ Marketplace Rule 5605(a)(2) because he served in these interim positions more than three years prior to our Board’s determination of his independence and for less than one year.

•

Although Mr. De Perio was elected to our Board of Directors pursuant to the terms of the Purchase Agreement and is the nominee of, and is employed by, one of our shareholders, he is not automatically disqualified from being an independent director under NASDAQ Marketplace Rule 5605(a)(2). In April 2011, the Board of Directors, upon the recommendation of the Nominating and Governance Committee, found that Mr. De Perio had no relationship with our company which, in the opinion of the Board of Directors, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making this determination, the Board of Directors found that ownership of our securities by Mr. De Perio’s employer does not preclude a finding of independence.

Item 14.	Principal Accounting Fees and Services.

The following table summarizes the aggregate fees billed to the Company by its independent registered public accounting firm, Moss Adams LLP (in thousands):

	Fiscal Year
	2011	2010
Audit fees(1)	$426	$524
Audit-related fees(2)	71	127
Tax fees(3)	—	—
All other fees(4)	—	—

Total	$497	$651

(1)	Audit fees consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, which were provided by Moss Adams in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees.
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning. There were no such services rendered to us by Moss Adams during fiscal years 2010 or 2011.
(4)	All other fees consist of fees for products and services other than the services reported above. There were no such services rendered to us by Moss Adams during fiscal years 2010 or 2011.

Pre-Approval Policies and Procedures

As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the Audit Committee, which considers whether the provision of non-audit services is compatible with maintaining such firm’s independence. All services provided by Moss Adams during fiscal years 2010 and 2011 were pre-approved by the Audit Committee. The Audit Committee has considered the role of Moss Adams in providing services to us for fiscal year 2011 and has concluded that such services are compatible with their independence as our auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. The following consolidated financial statements of Overland Storage, Inc. and reports of independent registered public accounting firms are included in a separate section of this report:

(a)(2) Financial Statement Schedules.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

2.1	Asset Purchase Agreement dated June 27, 2008 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed July 3, 2008). ++

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.2	Certificate of Amendment of Articles of Incorporation dated November 15, 2005 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2006).

3.3	Certificate of Amendment of Articles of Incorporation dated December 12, 2008 (incorporated by reference to the Company’s Form 10-Q filed February 11, 2009).

3.4	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation dated December 8, 2009 (incorporated by reference to the Company’s Form 8-K filed December 8, 2009).

3.5	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock dated February 19, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

3.6	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation dated April 28, 2010 (incorporated by reference to the Company’s Form 8-K filed April 29, 2010).

3.7	Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock dated April 29, 2010 (incorporated by reference to the Company’s Form 8-K filed May 5, 2010).

3.8	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation dated June 23, 2011.

3.9	Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

3.10	Certificate of Amendment of Bylaws (incorporated by reference to the Company’s Form 8-K filed April 30, 2007).

4.1	Specimen stock certificate (incorporated by reference to the Company’s Form 10-Q filed February 10, 2010).

4.2	Shareholder Rights Agreement dated August 22, 2005 between Overland and Wells Fargo Bank, N.A., as Transfer Agent (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

4.3	Amendment No. 1 to Shareholder Rights Agreement dated March 21, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

4.4	Common Stock Purchase Warrant between Overland and Roth Capital Partners, LLC dated November 4, 2009 (incorporated by reference to the Company’s Form 10-Q dated February 10, 2010).

4.5	Form of Common Stock Purchase Warrant dated February 18, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

4.6	Form of Registration Rights Agreement dated February 22, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

4.7	Form of Common Stock Purchase Warrant dated March 16, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

4.8	Form of Registration Rights Agreement dated March 21, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

10.1	San Diego Headquarters Facility Lease dated October 12, 2000 between Overland and LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-Q filed February 14, 2001).

10.2	First Amendment to Lease dated January 18, 2001 between Overland and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.3	Second Amendment to Lease dated March 8, 2001 between Overland and LBA Overland, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.4	Third Amendment to Lease dated June 30, 2010 between Overland and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC). (incorporated by reference to the Company’s Form 10-K filed September 24, 2010).

10.5	Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004). +

10.6	Addendum to Product Purchase Agreement No. 1585-042103 effective July 30, 2006 between Overland and Hewlett Packard Company (incorporated by reference to the Company’s Form 10-K filed September 15, 2006).

10.7	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated December 15, 2007 (incorporated by reference to the Company’s Form 10-Q filed May 1, 2008). +

10.8	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated October 29, 2008 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.9	Addendum to Product Purchase Agreement between Overland and Hewlett-Packard Company dated April 6, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.10	Account Transfer and Purchase Agreement dated November 26, 2008 between Overland and Marquette Commercial Finance, a division of Marquette Business Credit, Inc. (incorporated by reference to the Company’s Form 8-K filed December 3, 2008).

10.11	Sale of Accounts and Security Agreement by and between Overland and Faunus Group International, Inc. dated March 18, 2009 (incorporated by reference to the Company’s Form 8-K filed March 27, 2009).

10.12	Multi-Party Agreement by and between Overland, Marquette Commercial Finance a division of Marquette Business Credit, Inc. and Faunus Group International, Inc. dated March 18, 2009 (incorporated by reference to the Company’s Form 10-Q filed May 13, 2009).

10.13	Secured Promissory Note by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.14	Amended and Restated Secured Promissory Note by and between Overland and Anacomp, Inc. dated as of April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed November 12, 2009).

10.15	Security Agreement by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.16	Intellectual Property Security Agreement by and between Overland and Anacomp, Inc. dated April 6, 2009 (incorporated by reference to the Company’s Form 8-K filed April 10, 2009).

10.17	Promissory Note dated June 27, 2008 issued by Overland to Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed May 22, 2009).

10.18	Amendment No. 1 to Promissory Note entered into as of May 20, 2009 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed May 22, 2009).

10.19	Security Agreement dated June 27, 2008 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.20	Amended and Restated Security Agreement dated November 28, 2008 between Overland and Adaptec, Inc. (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.21*	Form of Indemnification Agreement entered into between Overland and each of its directors and officers (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.22*	Retention Agreement between Overland and Eric Kelly dated June 24, 2009 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2010).

10.23*	Retention Agreement between Overland and Jillian Mansolf dated July 13, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.24*	Employment letter between Overland and Jillian Mansolf dated June 23, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.25*	Employment Agreement between Overland and Eric Kelly dated August 3, 2011 (incorporated by reference to the Company’s Form 8-K filed August 4, 2011).

10.26*	Employment and Severance Agreement between Overland and Kurt L. Kalbfleisch dated August 3, 2011 (incorporated by reference to the Company’s Form 8-K filed August 4, 2011).

10.27*	2000 Stock Option Plan, as amended and restated (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.28*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan (incorporated by reference to the Company’s Form 10-Q filed May 15, 2001).

10.29*	2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form S-8 Registration Statement No. (333-75060) filed December 13, 2001).

10.30*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2001 Supplemental Stock Option Plan (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.31*	Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 8-K filed November 16, 2007).

10.32*	Amendment to 2003 Equity Incentive Plan effective as of January 27, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.33*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.34*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.35*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.36*	Form of Stock Option Agreement for Inducement Options granted to executive officers (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.37*	2006 Employee Stock Purchase Plan, as amended.

10.38*	2009 Equity Incentive Plan, as amended.

10.39*	Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to senior officers under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.40*	Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.41*	Form of Notice of Restricted Stock Award and Restricted Stock Agreement for restricted stock granted to senior officers or outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.42*	Standard Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for restricted stock units granted under the 2009 Equity Incentive Plan.

10.43*	Special Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for restricted stock units granted under the 2009 Equity Incentive Plan dated June 29, 2011.

10.44*	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement between Overland and Scott McClendon dated June 29, 2011.

10.45*	Form of Stock Appreciation Rights Award Agreement dated June 29, 2011.

10.46*	Executive Bonus Plan (incorporated by reference to the Company’s Form 10-K filed September 24, 2010).

10.47	Form of Purchase Agreement dated February 18, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

10.48	Underwriting Agreement, dated October 30, 2009 between Overland and Roth Capital Partners, LLC. (incorporated by reference to the Company’s Form 8-K filed November 4, 2009).

10.49	Form of Subscription Agreement dated November 12, 2010 (incorporated by reference to the Company’s Form 8-K filed November 17, 2010).

10.50	Financial Advisory Agreement, dated November 12, 2010, between Overland and Roth Capital Partners, LLC. (incorporated by reference to the Company’s Form 8-K filed November 17, 2010).

10.51	Form of Purchase Agreement dated March 16, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

10.52	Loan and Security Agreement between Overland and Silicon Valley Bank.

16.1	Letter of PricewaterhouseCoopers LLP dated October 14, 2009 (incorporated by reference to the Company’s Form 8-K filed October 16, 2009).

21.1	Subsidiaries of the Company.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Eric L. Kelly, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer.

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
++	Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of the omitted schedules and similar attachments will be provided supplementally to the SEC upon request.
*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERLAND STORAGE, INC.

Dated: September 13, 2011	By:	/s/ ERIC L. KELLY
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

Signature	Title	Date

/s/ ERIC L. KELLY Eric L. Kelly	Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2011

/s/ KURT L. KALBFLEISCH Kurt L. Kalbfleisch	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2011

/s/ ROBERT A. DEGAN Robert A. Degan	Director	September 13, 2011

/s/ NORA DENZEL Nora Denzel	Director	September 13, 2011

/s/ SCOTT MCCLENDON Scott McClendon	Executive Chairman of the Board	September 13, 2011

/s/ SHMUEL SHOTTAN Shmuel Shottan	Director	September 13, 2011

/s/ JOSEPH DE PERIO Joseph De Perio	Director	September 13, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Overland Storage, Inc.

We have audited the accompanying consolidated balance sheets of Overland Storage, Inc. (the “Company”) as of July 3, 2011, and June 27, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overland Storage, Inc. as of July 3, 2011 and June 27, 2010, and the results of their operations and their cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

San Diego, California

September 13, 2011

OVERLAND STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$10,168	$8,852
Accounts receivable, less allowance for doubtful accounts of $277 and $411 as of June 30, 2011 and 2010, respectively	10,992	7,062
Accounts receivable pledged as collateral	—	6,195
Inventories	9,437	9,941
Other current assets	5,631	6,551

Total current assets	36,228	38,601
Property and equipment, net	659	804
Intangible assets, net	2,498	3,492
Other assets	1,540	1,428

Total assets	$40,925	$44,325

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,328	$9,789
Accrued liabilities	13,787	17,192
Accrued payroll and employee compensation	3,941	1,848
Income taxes payable	111	120
Accrued warranty	1,398	2,098
Debt	—	5,171

Total current liabilities	27,565	36,218
Other long-term liabilities	6,225	5,441

Total liabilities	33,790	41,659

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of June 30, 2011 and June 30, 2010	—	—
Common stock, no par value, 90,200 shares authorized; 22,993 and 10,886 shares issued and outstanding, as of June 30, 2011 and 2010, respectively	104,382	85,709
Accumulated other comprehensive loss	(685)	(980)
Accumulated deficit	(96,562)	(82,063)

Total shareholders’ equity	7,135	2,666

Total liabilities and shareholders’ equity	$40,925	$44,325

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year
	2011	2010
Net revenue:
Product revenue	$45,659	$53,571
Service revenue	24,213	23,577
Royalty fees	325	514

	70,197	77,662
Cost of product revenue	38,119	45,282
Cost of service revenue	10,864	11,006

Gross profit	21,214	21,374
Operating expenses:
Sales and marketing	16,419	17,987
Research and development	7,653	5,825
General and administrative	12,741	11,920

	36,813	35,732

Loss from operations	(15,599)	(14,358)
Other income (expense):
Interest income	—	61
Interest expense	(1,092)	(1,530)
Other income, net	2,477	1,036

Loss before income taxes	(14,214)	(14,791)
Provision for (benefit from) income taxes	285	(1,829)

Net loss	(14,499)	(12,962)
Deemed dividend on preferred stock	—	(144)

Net loss applicable to common shareholders	$(14,499)	$(13,106)

Net loss per share:
Basic and diluted	$(0.94)	$(2.04)

Shares used in computing net loss per share:
Basic and diluted	15,452	6,419

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

(in thousands)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2009	—	$—	4,259	$69,178	$(336)	$(68,957)	$(115)
Issuance of common stock	—	—	2,070	3,707	—	—	3,707
Issuance of Series A Convertible Preferred Stock	795	6,400	—	4,481	—	—	10,881
Deemed dividend on preferred stock	—	144	—	—	—	(144)	—
Conversion of Series A Convertible Preferred Stock	(795)	(6,544)	4,472	6,544	—	—	—
Stock option and purchase plans	—	—	85	89	—	—	89
Share-based compensation	—	—	—	1,710	—	—	1,710
Comprehensive loss:
Net loss	—	—	—	—	—	(12,962)	(12,962)
Foreign currency translation	—	—	—	—	(438)	—	(438)
Reclassification for gain on investments included in net loss	—	—	—	—	(206)	—	(206)

Total comprehensive loss	—	—	—	—	—	—	(13,606)

Balance at June 30, 2010	—	—	10,886	85,709	(980)	(82,063)	2,666
Issuance of common stock	—	—	12,078	17,795	—	—	17,795
Stock option and purchase plans	—	—	29	30	—	—	30
Share-based compensation	—	—	—	3,073	—	—	3,073
Stock appreciation rights	—	—	—	(2,225)	—	—	(2,225)
Comprehensive loss:
Net loss	—	—	—	—	—	(14,499)	(14,499)
Foreign currency translation	—	—	—	—	295	—	295

Total comprehensive loss	—	—	—	—	—	—	(14,204)

Balance at June 30, 2011	—	$—	22,993	$104,382	$(685)	$(96,562)	$7,135

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2011	2010
Operating activities:
Net loss	$(14,499)	$(12,962)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,538	1,671
Provision for losses on accounts receivable	134	121
Share-based compensation	3,073	1,710
Gain on liquidation of auction rate securities	—	(495)
Loss on disposal of property and equipment	87	18
Changes in operating assets and liabilities:
Accounts receivable	(4,065)	(1,544)
Accounts receivable pledged as collateral	6,195	856
Inventories	504	2,551
Accounts payable and accrued liabilities	(5,640)	(2,528)
Accrued interest expense on notes payable	(50)	(113)
Accrued payroll and employee compensation	(203)	153
Other assets and liabilities, net	1,982	50

Net cash used in operating activities	(10,944)	(10,512)
Investing activities:
Liquidation of auction rate securities	—	2,000
Purchase of fixed assets	(320)	(326)
Proceeds from the sale of property and equipment	—	25
Purchase of intangible assets	(150)	—

Net cash (used in) provided by investing activities	(470)	1,699
Financing activities:
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs	—	10,881
Proceeds from issuance of common stock, net of issuance costs	17,795	3,707
Proceeds from the exercise of stock options and the purchase of stock under the 2006 employee stock purchase plans	30	89
(Repayment of) proceeds from accounts receivable pledged as collateral, net	(4,427)	308
Repayment of principal on long-term debt	(693)	(2,743)

Net cash provided by financing activities	12,705	12,242
Effect of exchange rate changes on cash	25	(33)

Net increase in cash and cash equivalents	1,316	3,396
Cash and cash equivalents, beginning of year	8,852	5,456

Cash and cash equivalents, end of year	$10,168	$8,852

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$240	$288

Cash paid for interest	$1,083	$1,638

Non-cash activities:
Equity award modification reclassification to liability	$2,225	$—

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Overland Storage, Inc. (“Overland” or the “Company”) was incorporated on September 8, 1980 under the laws of the State of California. For more than 30 years, Overland has delivered data protection solutions designed for backup and recovery to ensure business continuity. Historically, the Company has focused on delivering a portfolio of tape automation solutions including loader and library systems designed for small and medium-sized business computing environments.

The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. For ease of presentation, the Company’s fiscal years are considered to end on June 30. For example, references to fiscal 2011 and 2010 refer to the fiscal years ended July 3, 2011 and June 27, 2010, respectively. Fiscal 2011 and 2010 each contained 52 weeks.

The Company has incurred losses for its last six fiscal years and negative cash flows from operating activities for its last five fiscal years. As of June 30, 2011, the Company had an accumulated deficit of $96.6 million. During fiscal 2011, the Company incurred a net loss of $14.5 million. Through calendar 2011, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.

The Company’s balance of cash increased by $1.3 million to $10.2 million compared with the balance at June 30, 2010. In November 2010, the Company sold to various institutional investors for $3.0 million a minority ownership interest in any amounts it receives from litigation awards or settlements arising from its patent infringement lawsuit.

The Company has projected that cash on hand, combined with available borrowings under its credit facility, will be sufficient to allow the Company to continue operations for the next 12 months. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on the Company’s liquidity. This could force the Company to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Overland Storage (Europe) Ltd., Overland Storage SARL and Overland Storage GmbH. All significant intercompany accounts and transactions have been eliminated.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements and ASU No. 2009-14, Software: Certain Revenue Arrangements That Include Software Elements. The new standards change the requirements for establishing separate units of accounting in multiple element arrangements and require the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The Company adopted these standards effective the beginning of the first quarter of fiscal 2011. As a result of the adoption of these standards, sales of products which contain both hardware and software components, and for which the Company had previously concluded that the software was more than incidental are no longer within the scope of software revenue recognition guidance as the hardware and software components function together to deliver the product’s essential functionality. For any multiple element agreement, the Company allocates the relative fair value to each component. If the Company has fair value for undelivered elements but not the delivered element in an arrangement, the Company defers the fair value of the undelivered element(s) and the relative fair value is allocated to the delivered element(s). Undelivered elements typically include services. Revenue from extended warranty and product service contracts is initially deferred and recognized ratably over the contract period.

The Company has various royalty arrangements with independent service providers that sell its product and also sell and provide service on that product. These independent service providers pay a royalty fee for service contracts on the Company’s product. The royalty fee is calculated by Overland for the units covered in the quarter, and agreed to by the service provider, based upon the monthly fee for each unit covered by the independent service provider.

The Company has various licensing agreements relating to its Variable Rate Randomizer (VR2®) technology with third parties. The licensees pay a royalty fee for sales of their products that incorporate the VR2® technology. The licensees provide the Company with periodic reports that include the number of units, subject to royalty, sold to their end users. The Company records the royalty when reported to it by the licensee, generally in the period during which the licensee ships the products containing VR2® technology.

Warranty and Extended Warranty

The Company records a provision for estimated future warranty costs for both return-to-factory and on-site warranties. If future actual costs to repair were to differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.

Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. The Company contracts with third-party service providers to provide service relating to all on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement.

Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2009	$3,798	$15,989
Settlements made during the period	(1,719)	(18,511)
Change in liability for warranties issued during the period	1,207	16,810
Change in liability for preexisting warranties	(1,188)	(14)

Liability at June 30, 2010	2,098	14,274
Settlements made during the period	(894)	(17,379)
Change in liability for warranties issued during the period	733	15,881
Change in liability for preexisting warranties	(539)	—

Liability at June 30, 2011	$1,398	$12,776

Shipping and Handling

Amounts billed to customers for shipping and handling are included in product sales and costs incurred related to shipping and handling are included in cost of revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.6 million and $0.5 million for fiscal years 2011 and 2010, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Software development costs are expensed until technological feasibility has been established, at which time any additional costs are capitalized. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs were capitalized during fiscal 2011 or 2010.

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

Information about Products and Services

The following table summarizes net revenue by product (in thousands):

	Fiscal Year
	2011	2010
Tape-based products:
NEO SERIES®	$26,363	$33,810
ARCvault® family	51	2,446

	26,414	36,256

Disk-based products:
REO SERIES®	1,529	2,434
ULTAMUS®	10	521
Snap Server®	11,128	8,382

	12,667	11,337

Service	24,213	23,577
Spare parts and other	6,734	6,176
VR2®	169	316

	$70,197	$77,662

Information about Geographic Areas

The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.

The following table summarizes net revenue and long-lived assets by geographic area (in thousands):

	$33,810	$33,810
	Net Revenue	Long-lived Assets
Fiscal 2011
United States	$34,601	$562
France	6,971	13
Europe (other than UK, France, Germany and Netherlands)	6,009	—
United Kingdom	4,991	29
Germany	4,599	55
Netherlands	3,918	—
Singapore	2,924	—
Other foreign countries	6,184	—

	$70,197	$659

Fiscal 2010
United States	$37,187	$684
France	7,484	—
Europe (other than UK, France, Germany and Netherlands)	4,906	—
United Kingdom	10,174	59
Germany	3,817	61
Netherlands	3,224	—
Singapore	4,110	—
Other foreign countries	6,760	—

	$77,662	$804

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

When the carrying value is not considered recoverable, an impairment loss for the amount by which the carrying value of a long-lived asset exceeds its fair value is recognized, with an offsetting reduction in the carrying value of the related asset. If the Company’s future results are significantly different than forecasted, the Company may be required to further evaluate its long-lived assets for recoverability and such analysis could result in an impairment charge in a future period. In fiscal 2011 and 2010, there were no impairments recognized.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded in other liabilities in the accompanying consolidated balance sheet.

Foreign Currency Translation

The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income within shareholders’ equity. Gains or losses from foreign currency transactions are recognized currently in income. Such transactions resulted in a loss of $0.5 million for fiscal 2011 and a gain of $0.5 million for fiscal 2010.

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

Comprehensive Loss

Comprehensive loss and its components encompasses all changes in equity other than those with stockholders and includes net loss, foreign currency translation adjustments and unrealized gains on available-for-sale securities, and are disclosed as a separate component of stockholders’ equity.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable, which are generally not collateralized and accounts receivable pledged as collateral. To reduce credit risk, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and sales returns.

The following table summarizes certain financial data for the customer who accounted for 10% or more of sales. No other customer accounted for 10% or more of sales in any of the two years presented.

	Fiscal Year
	2011	2010
Single largest customer
Sales	18.8%	22.5%
Accounts receivable	13.5%	9.4%

Net Loss per Share

Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive common stock equivalents are comprised of options granted under the Company’s stock option plans, employee stock purchase plan (“ESPP”) share purchase rights and common stock purchase warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Fiscal Year
	2011	2010
Options outstanding and ESPP share purchase rights	3,176	1,864
Common stock purchase warrants	12,719	2,318

As discussed in Note 7, the Company recorded a beneficial conversion feature of $144,000 for the February 2010 issuance of Series A Convertible Preferred Stock. This amount has been included as an increase to the net loss for common shareholders when computing loss per share for the fiscal year ended June 30, 2010.

Share-based Compensation

The Company accounts for stock option grants and similar equity instruments granted to employees and non-employee directors under the fair value method. Share-based compensation award types include stock options, restricted stock units, and Stock Appreciation Rights (“SAR”) awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of its options on the measurement date, which generally is the date of grant except for the liability-classified SAR awards. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments for which service is expected to be rendered.

Compensation expense associated with option awards with graded vesting is recognized pursuant to an accelerated method. Compensation expense associated with restricted stock awards is recognized over the vesting period using the straight-line method.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to share-based compensation cost as a result of the full valuation allowance of the Company’s net deferred tax assets and its net operating loss carryforwards.

The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Fiscal Year
	2011	2010
Cost of product sales	$16	$226
Sales and marketing	610	341
Research and development	400	242
General and administrative	2,047	901

	$3,073	$1,710

Fair Value of Financial Instruments

Financial instruments including cash and cash equivalents, accounts receivable (pledged and non-pledged), accounts payable, accrued liabilities and a note payable, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The carrying amount of the Company’s note payable in the prior fiscal year approximated its fair value as the interest rate of the note payable was substantially comparable to rates offered for similar debt instruments. The note payable was paid in full during the first quarter of fiscal 2011.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 provides two options for presenting other comprehensive income (“OCI”), which previously has typically been placed near the statement of equity. The amendments require an OCI statement to be included with the income statement, which together will make a statement of total comprehensive income or separate from the income statement, but the two statements will have to appear consecutively within a financial report. The provisions of ASU No. 2011-05 are effective for fiscal quarters and years beginning on or after December 15, 2011. The Company will retroactively opt one of the two presentation options in its Quarterly Report filed on Form 10-Q for the quarterly period ended March 31, 2012.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2—COMPANY RESTRUCTURINGS

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

The following table summarizes the activity and balances of accrued restructuring charges through fiscal 2011 (in thousands):

	Employee Related	Facilities	Total
Balance at June 30, 2009	$82	$50	$132
Accrued restructuring charges	642	—	642
Cash payments	(633)	(42)	(675)

Balance at June 30, 2010	91	8	99
Accrued restructuring charges	—	—	—
Cash payments	(91)	(8)	(99)

Balance at June 30, 2011	$—	$—	$—

NOTE 3—COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

The following table summarizes inventories (in thousands):

	June 30,
	2011	2010
Raw materials	$3,834	$5,010
Work in process	674	73
Finished goods	4,929	4,858

	$9,437	$9,941

The following table summarizes other current assets (in thousands):

	June 30,
	2011	2010
Prepaid third-party service contracts	$4,138	$5,121
Short-term deposits	536	489
Prepaid insurance and services	352	301
VAT receivable	268	298
Income tax receivable	—	46
Other	337	296

	$5,631	$6,551

The following table summarizes property and equipment (in thousands):

	June 30,
	2011	2010
Computer equipment	$1,110	$1,172
Machinery and equipment	422	468
Leasehold improvements	91	205
Furniture and fixtures	84	65

	1,707	1,910
Accumulated depreciation and amortization	(1,048)	(1,106)

	$659	$804

Depreciation and amortization expense for property and equipment was $0.4 million and $0.6 million in fiscal 2011 and 2010, respectively.

The following table summarizes other assets (in thousands):

	June 30,
	2011	2010
Deferred service contracts	$1,383	$1,275
Other	157	153

	$1,540	$1,428

The following table summarizes accrued liabilities (in thousands):

	June 30,
	2011	2010
Deferred revenue—Service contracts	$9,163	$11,026
Accrued expenses	2,103	2,791
Third-party service contracts payable	1,989	1,889
Deferred revenue—Distributors	532	942
Accrued market development funds	—	544

	$13,787	$17,192

The following table summarizes other long-term liabilities (in thousands):

	June 30,
	2011	2010
Deferred revenue—Service contracts	$4,421	$3,684
Deferred rent	1,268	1,103
Third-party service contracts payable	415	455
Other	121	199

	$6,225	$5,441

As of the end of fiscal 2011, the balances of accounts receivable consist entirely of accounts receivable trade balances, net of allowance for doubtful accounts. As of the end of fiscal 2010, the balances of accounts receivable and accounts receivable pledged as collateral consist entirely of accounts receivable trade balances, net of allowance for doubtful accounts, including amounts due from MCF and FGI related to customer remittances that had not been remitted to the Company as of the balance sheet date. In August 2011, the Company terminated the MCF Financing Agreement pursuant to its terms. In April 2011, the Company terminated the FGI Financing Agreement pursuant to its terms.

The following table summarizes the changes in allowance for doubtful accounts (in thousands):

Fiscal year	Balance at Beginning of Year	Additions Charged to Income	Write-offs, Net of Recoveries	Deductions Credited to Income	Balance at End of Year
2011	$411	$133	$267	$—	$277
2010	$532	$—	$99	$(22)	$411

NOTE 4—INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30,
	2011	2010
Acquired technology	$1,928	$1,778
Customer contracts and trade names	3,853	3,853

	5,781	5,631
Accumulated amortization	(3,283)	(2,139)

	$2,498	$3,492

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

Amortization expense of intangible assets was $1.1 million during fiscal 2011 and 2010. Estimated amortization expense for intangible assets will be $1.1 million in fiscal 2012 and $0.7 million in each of fiscal 2013 and fiscal 2014.

NOTE 5—DEBT

The components of the Company’s outstanding debt are as follows (in thousands):

	$2,612	$2,612
	June 30,
	2011	2010
Obligation under Marquette Commercial Finance (“MCF”) Financing Agreement	$—	$2,612
Obligation under Faunus Group International (“FGI”) Financing Agreement	—	1,848
Note payable to Anacomp, including accrued interest	—	711

	$—	$5,171

MCF Financing Agreement

In November 2008, the Company entered into a domestic non-OEM accounts receivable financing agreement (the “MCF Financing Agreement”) with Marquette Commercial Finance (“MCF”). Under the terms of the MCF Financing Agreement, the Company could offer to sell its accounts receivable to MCF each month during the term of the MCF Financing Agreement, up to a maximum amount outstanding at any time of $9.0 million in gross receivables submitted, or $6.3 million in net amounts funded based upon a 70.0% advance rate. The MCF Financing Agreement could be terminated by either party with 30 days written notice. The Company was not obligated to offer accounts in any month, and MCF had the right to decline to purchase any offered accounts (invoices). Net amounts funded by MCF as of June 30, 2011 and 2010, based upon a 70.0% advance rate, were $0 and $2.6 million, respectively.

The MCF Financing Agreement provided for the sale, on a revolving basis, of accounts receivable generated by specified debtors. The purchase price paid by MCF reflects a discount that is generally 2.5%, but could be increased in certain circumstances, including situations when the time elapsed between placement of the account with MCF and receipt of payment from the debtor exceeds certain thresholds. The Company continued to be responsible for the servicing and administration of the receivables purchased.

The Company accounted for the sale of receivables under the MCF Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated balance sheet in the amount of $0 million and $6.2 million as of June 30, 2011 and 2010, respectively, includes $0 and $3.7 million, respectively, of gross receivables that were designated as “sold” to MCF. Such receivable served as collateral for short-term debt in the amount of $0 and $2.6 million, excluding accrued interest, as of June 30, 2011 and 2010, respectively.

As of June 30, 2011, the Company was in compliance with the dilution covenant. In August 2011, the Company terminated the MCF Financing Agreement pursuant to its terms.

FGI Financing Agreement

In March 2009, the Company entered into a foreign non-OEM accounts receivable financing agreement (the “FGI Financing Agreement”) with Faunus Group International (“FGI”). Under the terms of the FGI Financing Agreement, the Company could offer to sell its foreign non-OEM accounts receivable to FGI each month during the term of the FGI Financing Agreement, up to a maximum amount outstanding at any time of $5.0 million in gross accounts receivable submitted, or $3.75 million in net amounts funded based upon a 75.0% advance rate. FGI became responsible for the servicing and administration of the accounts receivable purchased. The Company would pay FGI a monthly collateral management fee equal to 1.09% of the average monthly balance of accounts purchased by FGI. In addition, FGI would charge the Company interest on the daily net funds employed at a rate equal to the greater of (i) 7.5% or (ii) 3.0% above FGI’s prime rate. The Company was not obligated to offer accounts in any month and FGI has the right to decline to purchase any accounts. Net amounts funded by FGI as of June 30, 2011 and 2010, based upon a 75.0% advance rate, were $0 and $1.9 million, respectively.

The Company accounted for the sale of accounts receivable under the FGI Financing Agreement as a secured borrowing with a pledge of the subject receivables as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable pledged as collateral” on the accompanying consolidated balance sheet in the amount of $0 and $6.2 million as of June 30, 2011 and 2010, respectively, included $0 and $2.5 million of gross accounts receivable that were designated as “sold” to FGI and that served as collateral for short-term debt in the amount of $0 and $1.9 million as of June 30, 2011 and 2010, respectively.

In April 2011, the Company terminated the FGI Financing Agreement pursuant to its terms and paid the $100,000 termination fee to FGI pursuant to the terms of such agreement. FGI had a security interest in substantially all of the Company’s assets during the term of such agreement.

Note Payable to Anacomp

In April 2009, the Company entered into a secured promissory note with Anacomp, Inc. (“Anacomp”), one of the Company’s authorized service providers. The Anacomp note represented a conversion of accounts payable owed by the Company to Anacomp that accumulated primarily during the third quarter of fiscal 2009, during which time the Company was negotiating an extension and other terms under its agreement with Anacomp. The Anacomp note, as amended and restated to reflect the actual accounts payable due, was in the amount of $2.3 million and accrued simple interest at 12.0% per annum. The Anacomp note was paid in full in the first quarter of fiscal 2011.

NOTE 6—INCOME TAXES

The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following is a summary of the changes in the amount of unrecognized tax benefits (in thousands):

	Fiscal Year
	2011	2010
Unrecognized tax benefits at the beginning of the period	$383	$333
Decrease in unrecognized tax benefit for lapse of statute of limitations	—	(44)
Increase related to prior periods	—	94

Unrecognized tax benefits	$383	$383

At June 30, 2011, $0.1 million of the unrecognized tax benefits, excluding interest, are presented as a component of long-term liabilities in the accompanying consolidated balance sheet and $0.3 million is presented as a reduction of the related deferred tax asset for which there is full valuation allowance. The entire amount of unrecognized tax benefits at June 30, 2011 will affect the effective tax rate if recognized. However, the portion that would be recognized as an increase to deferred tax assets may result in a corresponding increase in the valuation allowance at the time of recognition resulting in no net effect to the effective tax rate, depending upon the Company’s assessment of the likelihood of realization of the tax benefits at the time they are recognized.

The Company believes it is reasonably possible that, within the next twelve months, the amount of unrecognized tax benefits may remain unchanged. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated balance sheet at fiscal years ended June 30, 2011 and 2010 and recognized no interest and/or penalties in the consolidated statement of operations for the fiscal year ended June 30, 2011.

During fiscal 2011, the Company’s liability for unrecognized tax benefits remained unchanged from the prior year due to the expiration of the statute of limitation for certain years. The full amount was recognized as a tax benefit in the Company’s financial statements.

The Company is subject to federal and state taxation in the United States and also in certain foreign tax jurisdictions. Generally, the Company’s tax returns for fiscal 2008 and forward are subject to examination by the U. S. federal tax authorities and fiscal 2007 and forward are subject to examination by state tax authorities.

In December 2009, Section 172(b)(1)(H) of the Internal Revenue Code (Section 172(b)(1)(H)) was amended to allow all taxpayers to elect to carry back an applicable net operating loss (NOL) for a period of three, four or five years. This election traditionally provided that an NOL for any taxable year could be carried back to each of the two years preceding the taxable year of the NOL. For the Company, the first applicable tax year available to carry back NOLs under Section 172(b)(1)(H) is its fiscal year ended June 30, 2008. The Company elected to carry back its fiscal 2008 NOL of $20.2 million to the fifth, fourth and third preceding years as allowed under Section 172(b)(1)(H). As a result, the Company recognized a discrete tax benefit in the third quarter of fiscal 2010 of approximately $2.0 million. No additional NOL carryback opportunity was available during fiscal 2011.

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

The components of loss before income taxes were as follows (in thousands):

	Fiscal Year
	2011	2010
Domestic	$(14,691)	$(15,293)
Foreign	477	502

	$(14,214)	$(14,791)

The provision for income taxes includes the following (in thousands):

	Fiscal Year
	2011	2010
Current:
Federal	$108	$(2,047)
State	(49)	55
Foreign	226	163

Total current	$285	$(1,829)

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to loss before income taxes to the total income tax provision reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year
	2011	2010
U.S. federal income tax at statutory rate	$(4,833)	$(5,029)
State income taxes, net of federal benefit	(695)	(661)
Increase in valuation allowance	5,057	5,724
Share-based compensation expense	236	166
Net operating loss carryback	108	(2,047)
Foreign dividend	271	—
Federal R&D tax credit	—	(56)
Permanent differences	141	74

Total provision for (benefit from) income taxes	$285	$(1,829)

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

	June 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforward	$40,039	$35,724
Warranty and extended warranty	1,676	2,289
Property and equipment	36	471
Capital loss carryforward	1,260	1,263
Tax credits	2,568	2,446
Inventory	1,799	1,898
Share-based compensation	1,260	569
Intangible assets	1,365	890
Vacation and deferred compensation	233	163
Allowance for doubtful accounts	104	155
Other	329	101

Gross deferred tax asset	50,669	45,969

Valuation allowance for deferred tax assets	(50,669)	(45,969)

Net deferred tax asset	$—	$—

At June 30, 2011, the Company has federal and state net operating loss carryforwards of $106.9 million and $73.9 million, respectively. These amounts include share-based compensation deductions of $1.0 million that will be recorded to contributed capital when realized. The remaining federal net operating loss will begin expiring in 2023, unless previously utilized. State net operating loss carryforwards generally begin to expire in 2016, unless previously utilized.

At June 30, 2011, the Company had federal and California research and development tax credit carryforwards totaling $0.6 million and $2.2 million, respectively. The California research credit may be carried forward indefinitely. The federal research credit will begin expiring in 2025, unless previously utilized. In addition, the Company has foreign tax credit carryforwards totaling $0.3 million, which will begin expiring in 2015, unless previously utilized. The Company has federal alternative minimum tax credit carryforwards totaling $0.2 million which can be carried forward indefinitely.

NOTE 7—EQUITY

Sale of Common Stock

In March 2011, in a private placement transaction, the Company sold an aggregate of 8,653,045 shares of its common stock along with warrants to purchase up to 3,807,331 shares of common stock for a total issuance price of approximately $15.3 million and net proceeds of approximately $13.8 million. The purchase price for one share of common stock and a warrant to purchase 0.44 shares of common stock was $1.765. Each warrant has an initial exercise price of $1.71 per share of common stock. The warrants are immediately exercisable and have a five year term. In connection with the offering and as partial compensation for the placement agent’s services, the Company issued to the placement agent a warrant initially exercisable to purchase up to 259,591 shares of common stock at an exercise price of $1.71 per share of common stock and with other terms also substantially the same as the warrants issued to the purchasers. The Company has evaluated the warrants issued in the private placement transaction and has concluded that the equity classification is appropriate as all warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument.

As part of the March 2011 sale of common stock, the number of shares of common stock issuable upon exercise of the warrants issued in February 2010 was further adjusted from 7,307,186 shares to 8,368,135 shares and the per share strike price of such warrants was proportionately decreased from $2.253 to $1.967, each as a result of the weighted-average anti-dilution provisions in the warrants. The Company has concluded that these warrants should continue to be classified as a component of equity.

In November 2010, the Company sold an aggregate of 3,376,000 shares of its common stock to certain institutional investors at $1.25 per share for gross proceeds of approximately $4.2 million and net proceeds of approximately $4.0 million. As part of this sale of common stock, the number of shares of common stock issuable upon exercise of the warrants issued in February 2010 was adjusted from 6,373,266 shares to 7,307,186 shares and the per share strike price of such warrants was proportionately decreased from $2.583 to $2.253, each as a result of the weighted-average anti-dilution provisions in the warrants. The Company has concluded that these warrants should continue to be classified as a component of equity.

Sale of Series A Convertible Preferred Stock and Issuance of Common Stock Warrants

In February 2010, the Company issued and sold an aggregate of 794,659 shares of Series A Convertible Preferred Stock (Series A Stock) and warrants to purchase up to 6,373,266 shares of common stock in a private placement for a total issuance price of $11.9 million and net proceeds of approximately $10.9 million. The Series A Stock was convertible into 4,521,616 shares of the Company’s common stock with no par value per share, and each warrant has an exercise price of $2.583 per share of common stock. In connection with this transaction, the Company issued a warrant to purchase up to 180,865 shares of common stock at an exercise price of $2.952 per share to the placement agent in February 2010. The warrants are immediately exercisable, have a five year term and provide for weighted-average anti-dilution protection in the event that the Company issues additional securities at a price less than the then-effective exercise price of the warrants.

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

In April 2010, the shareholders approved the full conversion of the Series A Stock at a special shareholders’ meeting, and the 794,659 shares of Series A Stock thereafter automatically converted into 4,521,616 shares of common stock. As a result of this conversion, the Company’s consolidated balance sheet reflects a single class of stock ownership, and the net proceeds from the February 2010 transaction is reflected as common stock. As of June 30, 2010, there were 49,310 shares of common stock related to this conversion that were not issued, which subsequently were issued in fiscal 2011.

Sale of Common Stock and Issuance of Common Stock Warrant

In November 2009, the Company sold 2,070,000 shares of its common stock through a public offering of common stock at $2.10 per share with gross proceeds of approximately $4.3 million and net proceeds of approximately $3.7 million. In addition, the Company issued a warrant for the purchase of 103,500 shares of the Company’s common stock at $2.625 per share to the underwriter of the offering. The warrant may be exercised at any time beginning on October 25, 2010 and ending on October 30, 2014. The warrant features a net exercise provision which enables the holder to choose to exercise the warrant without paying cash by surrendering shares subject to the warrant. This right is available only if a registration statement covering the shares subject to the warrant is not available at the time of exercise. The Company also agreed to grant a single demand registration right to the holder of the warrant under certain circumstances. The fair value of the warrant was estimated at $1.70 per share, or $176,000, utilizing a Black-Scholes model, and was recorded in equity as a financing cost.

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

NOTE 8—SHARE-BASED COMPENSATION

Equity Compensation Plans

The Company has four active stock option plans administered by the Compensation Committee of the Board of Directors. In June 2011, the Board of Directors modified the Company’s 2009 Equity Incentive Plan to authorize an additional 3.2 million shares available for issuance. As of June 30, 2011, the Company had reserved an aggregate of 8.2 million shares of common stock for issuance under its four active plans: 2000 Stock Option Plan, 2001 Supplemental Stock Option Plan (2001 Plan), 2003 Equity Incentive Plan (2003 Plan) and the 2009 Equity Incentive Plan (2009 Plan) (collectively, the Option Plans). The Option Plans provide for the granting of stock options. In addition, the 2003 Plan and the 2009 Plan provide for the granting of restricted stock, stock units, stock options and stock appreciation rights. The Option Plans were approved by the Company’s shareholders with the exception of the 2001 Plan. Currently, the Company may grant new awards only under the 2009 Plan. The Compensation Committee may also grant options outside of the Option Plans as an inducement to an employee commencing employment with the Company (Inducement Options). As of June 30, 2011, the Company had reserved an aggregate of 0.5 million shares of common stock for the issuance of Inducement Options.

Options granted generally vest over a three-year period. Options generally expire after a period not to exceed six years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2009 Plan and 2003 Plan and within 30 days under the other Option Plans, or upon death or disability, in which cases an extended six- or twelve-month exercise period is specified. As of June 30, 2011, approximately 6.7 million shares were reserved for issuance upon exercise of outstanding awards and options and approximately 2.0 million shares were available for grant under the Option Plans.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions noted in the following table.

	Fiscal Year
	2011	2010
Expected volatility	69.8%	73.7%
Risk-free interest rate	2.1%	2.9%
Dividend yield	—	—
Expected term (in years)	6.0	6.0

Prior to the fourth quarter of fiscal 2010, the expected volatility utilized in the valuation of equity awards was solely based on the historical volatility of the Company’s stock utilizing the daily closing prices. During the third quarter of fiscal 2010, the Company completed a Series A Convertible Preferred Stock financing, which included common stock warrants. The circumstances of this financing lead the Company to perform a valuation analysis and volatility study in order to properly ascribe the fair values of the proceeds of the financing to both the stock and the warrants. The Company then performed a similar volatility study for equity compensation and believes this approach is more sophisticated and a better indicator of expected volatility of its stock because it considers additional factors, such as the overall market conditions, the industry sector and the expected and realistic pricing of equity instruments in the marketplace and is generally reflective of both historical and implied volatility. Accordingly, the Company commenced using this new approach for estimating expected volatility for equity compensation beginning in the fourth quarter of fiscal 2010. The Company applies a forfeiture rate based upon historical pre-vesting option cancellations. The risk-free interest rate is determined based upon a constant maturity U.S. Treasury security with a contractual life approximating the expected term of the option. The expected term of options granted is estimated based on a number of factors, including but not limited to the vesting term of the award, historical employee exercise behavior (for both options that have run their course and outstanding options), the expected volatility of the Company’s stock and an employee’s average length of service.

Option activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2009	1,166	$7.09
Granted	2,634	2.36
Exercised	(84)	1.05
Canceled or forfeited	(379)	8.88

Options outstanding at June 30, 2010	3,337	3.30
Granted	843	1.73
Exercised	(27)	1.00
Canceled, forfeited or modified	(2,202)	3.24

Options outstanding at June 30, 2011	1,951	$2.73	4.63	$1,998

Exercisable outstanding at June 30, 2011	1,068	$3.53	4.11	$1,113

The following table summarizes information about stock options (in thousands, except per share amounts):

	Fiscal Year
	2011	2010
Weighted-average grant date fair value per share of options granted with exercise prices:
Less than fair value	$—	$1.85
Equal to fair value	1.10	1.53
Greater than fair value	—	—
Intrinsic value of options exercised	25	134
Cash received upon exercise of stock options	27	88
Actual tax benefit realized for the tax deductions from option exercise	—	—
Total income tax benefit recognized in the statement of operations	—	—

As of June 30, 2011, there was total unrecognized compensation expense related to unvested equity-based compensation arrangements under the Option Plans (including options, stock units and SAR awards) and the Inducement Options of $12.4 million. This expense, associated with non-vested stock and options granted prior to June 30, 2011, is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

The fair value of each restricted stock unit (“RSU”) is the market price of the Company’s stock on the date of grant. RSUs are generally payable in an equal number of shares of the Company’s common stock at the time of vesting of the units. RSUs typically vest over three years. There were no RSUs vested as of June 30, 2011.

The following table summarizes information about stock unit activity (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding:
Restricted stock units—June 30, 2010	—	$—
Granted	4,735	2.49

Restricted stock units—June 30, 2011	4,735	$2.49

The grant-date fair value of the shares underlying the RSUs at the date of grant was $11.8 million in fiscal 2011. This amount is being recognized to expense over the corresponding vesting period. For fiscal 2011, the Company recognized $0.6 million in share-based compensation expense related to these awards. There were no RSUs outstanding in fiscal 2010.

Stock Appreciation Rights

In June 2011, the Company modified options which had been granted to three executives during fiscal 2010 to purchase 1.6 million shares of the Company’s common stock and reissued the options as SAR awards. No other terms of the awards changed. The purpose of the amendment and reissuance is to provide that, upon exercise, the SAR will be settled in cash or stock, at the discretion of the Company. Based on the SAR settlement provisions, and the Company’s intentions, this modification changed these awards from equity-based instruments to liability-based instruments. As such, the fair value of the SAR awards is recalculated at each subsequent reporting period until settlement. The Company uses a Black-Scholes valuation model to determine the fair value and has initially recorded a current liability of $2.2 million related to this modification. This initial liability represents a reclassification from amounts previously recorded as additional paid-in capital.

Ongoing compensation expense will be recorded based on the grant-date fair value and the proportionate amount of the requisite service period that has been rendered to date. Changes in the fair value of the vested SAR awards will be recorded as an adjustment to the liability until settlement of the SAR awards.

As of June 30, 2011, there were 0.9 million of SAR awards vested with an exercise price of $2.49, a remaining contractual term of 4.8 years and an aggregate intrinsic value of $0.2 million. No SAR awards were exercised during fiscal 2011.

2006 Employee Stock Purchase Plans

In February 2007, the Company adopted the 2006 Employee Stock Purchase Plan (2006 ESPP). In June 2011, the Board of Directors modified the Company’s 2006 ESPP to make an additional 600,000 shares available for issuance. As of June 30, 2011, 755,000 shares of common stock have been reserved under the 2006 ESPP for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The 2006 ESPP is qualified under Section 423 of the Code and permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 2,500 shares in any one offering period.

During fiscal 2011 and 2010, the Company issued approximately 1,400 and 1,000 shares, respectively, under the 2006 ESPP for combined proceeds of $2,600 and $1,000, respectively.

NOTE 9—401(k) PLAN

The Company maintains an employee savings and retirement plan (the 401(k) Plan) covering all of the Company’s employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. The Company does not make matching contributions.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office, production and sales facilities under non-cancelable operating leases that expire in various years through fiscal year 2020. The leases provide for biennial or annual rent escalations intended to approximate increases in cost of living indices, and certain of the leases provide for rent abatement. The Company has a five-year option to renew its lease on its San Diego headquarters facility and a five-year option to renew its lease on its San Jose facility. In July 2010, the Company modified its San Diego headquarters lease and reduced the facility by one building, or 67,285 square feet, which proportionally reduced the monthly base rent and share of facility expenses. Future minimum lease payments under these arrangements are as follows (in thousands):

Minimum Lease Payments
Fiscal 2012	$2,847
Fiscal 2013	2,896
Fiscal 2014	2,189
Fiscal 2015	912
Fiscal 2016	930
Thereafter	1,098

$10,872

Rental expense is recognized on a straight-line basis over the respective lease terms and was $3.3 million and $4.3 million in fiscal 2011 and 2010, respectively.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at June 30, 2011 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

In December 2009, Crossroads Systems, Incorporated (“Crossroads”) filed a lawsuit against the Company and several other companies in the United States District Court for the Western District of Texas (the “Complaint”). The Complaint was served on the Company in December 2009, and alleged that its products infringe upon United States Patent Nos. 6,425,035 and 7,051,147. The Court had scheduled a hearing on issues of claim construction for June 3, 2010. Although the Company was prepared to vigorously defend against Crossroads’ lawsuit, in advance of the claim construction briefing, the parties reached a settlement of the lawsuit and the Court entered an Order of Dismissal of the lawsuit on May 25, 2010.

NOTE 11—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	Fiscal 2011
	Q1	Q2	Q3	Q4	Total
Net revenue	$17,573	$17,930	$17,126	$17,568	$70,197
Gross profit	4,152	5,573	5,787	5,702	21,214
Loss from operations	(5,758)	(3,609)	(2,766)	(3,466)	(15,599)
Loss before income taxes	(6,480)	(832)	(3,257)	(3,645)	(14,214)
Net loss	(6,498)	(909)	(3,366)	(3,726)	(14,499)
Net loss per share:
Basic and diluted(1)(2)	$(0.59)	$(0.07)	$(0.22)	$(0.16)	$(0.94)

	Fiscal 2010
	Q1	Q2	Q3	Q4	Total
Net revenue	$19,313	$20,432	$18,618	$19,299	$77,662
Gross profit	5,208	5,833	4,670	5,663	21,374
Loss from operations	(3,202)	(2,758)	(4,327)	(4,071)	(14,358)
Loss before income taxes	(3,620)	(2,504)	(4,408)	(4,259)	(14,791)
Net loss	(3,692)	(2,580)	(2,506)	(4,184)	(12,962)
Net loss applicable to common shareholders	(3,692)	(2,580)	(2,650)	(4,184)	(13,106)
Net loss per share:
Basic and diluted(1)(2)	$(0.87)	$(0.47)	$(0.42)	$(0.44)	$(2.04)

(1)	Net loss per share is computed independently for each quarter and the full year based upon respective weighted-average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.
(2)	Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares assumed to be outstanding during the periods of computation.

NOTE 12—SUBSEQUENT EVENTS

Credit Facility

In August, 2011, the Company entered into a Loan and Security Agreement (“Credit Facility”) that provides for an $8.0 million secured revolving loan. The proceeds of the Credit Facility may be used to fund the Company’s working capital and to fund its general business requirements. The Credit Facility is scheduled to mature August 8, 2013.

The obligations under the Credit Facility are secured by all assets of the Company. Borrowings under the Credit Facility will bear interest at the Prime Rate (as defined in the Credit Facility) plus a margin of either 1.00% or 1.25%, depending on the Company’s liquidity coverage ratio. The Company is also obligated to pay other customary facility fees and arrangement fees for a credit facility of this size and type.

The Credit Facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens and indebtedness, make certain types of payments, merge or consolidate and make dispositions of assets. The Credit Facility specifies customary events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence of an event of default under the Credit Facility, the lender may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable.