Form 10-Q
period 2011-10-02
OVERLAND STORAGE INC
filed 2011-11-16
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 3, 2011, there were 23,402,011 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.
FORM 10-Q
For the quarterly period ended October 2, 2011

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2011	2010
	(Unaudited)
Net revenue:
Product revenue	$7,870	$11,817
Service revenue	6,155	5,603
Royalty fees	50	153
	14,075	17,573
Cost of product revenue	6,739	10,603
Cost of service revenue	2,749	2,818
Gross profit	4,587	4,152
Operating expenses:
Sales and marketing	4,465	4,596
Research and development	2,483	1,754
General and administrative	3,081	3,560
	10,029	9,910
Loss from operations	(5,442)	(5,758)
Other income (expense):
Interest expense	(9)	(366)
Other income (expense), net	215	(356)
Loss before income taxes	(5,236)	(6,480)
Provision for income taxes	119	18
Net loss	$(5,355)	$(6,498)
Net loss per share:
Basic and diluted	$(0.23)	$(0.59)
Shares used in computing net loss per share:
Basic and diluted	23,067	10,942
See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.
Consolidated Condensed Balance Sheets
(In thousands)

	September 30, 2011	June 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,475	$10,168
Accounts receivable, net of allowance for doubtful accounts of $280 and $277, as of September 30, 2011 and June 30, 2011, respectively	8,063	10,992
Inventories	10,209	9,437
Other current assets	6,026	5,631
Total current assets	33,773	36,228
Property and equipment, net	726	659
Intangible assets, net	2,211	2,498
Other assets	1,269	1,540
Total assets	$37,979	$40,925
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,726	$8,328
Accrued liabilities	14,093	13,787
Accrued payroll and employee compensation	3,978	3,941
Income taxes payable	302	111
Accrued warranty	1,351	1,398
Total current liabilities	27,450	27,565
Long-term debt	1,400	—
Other long-term liabilities	5,593	6,225
Total liabilities	34,443	33,790
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of September 30, 2011 and June 30, 2011	—	—
Common stock, no par value, 90,200 shares authorized; 23,097 and 22,993 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	106,296	104,382
Accumulated other comprehensive loss	(843)	(685)
Accumulated deficit	(101,917)	(96,562)
Total shareholders’ equity	3,536	7,135
Total liabilities and shareholders’ equity	$37,979	$40,925
See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)

	Three Months Ended
	September 30,
	2011	2010
	(Unaudited)
Operating activities:
Net loss	$(5,355)	$(6,498)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	368	377
Share-based compensation	1,422	1,034
Changes in operating assets and liabilities:
Accounts receivable	2,928	920
Accounts receivable pledged as collateral	—	564
Inventories	(772)	(735)
Accounts payable and accrued liabilities	(303)	834
Accrued payroll and employee compensation	385	58
Other assets and liabilities, net	(771)	229
Net cash used in operating activities	(2,098)	(3,217)
Investing activities:
Purchase of fixed assets	(154)	(141)
Purchase of intangible assets	—	(150)
Net cash used in investing activities	(154)	(291)
Financing activities:
Proceeds from exercise of outstanding warrants	138	—
Proceeds from exercise of stock options and ESPP purchases	33	15
Proceeds from borrowings	1,400	—
Repayment of accounts receivable pledged as collateral, net	—	(389)
Repayment of principal on long-term debt	—	(693)
Net cash provided by (used in) financing activities	1,571	(1,067)
Effect of exchange rate changes on cash	(12)	16
Net decrease in cash and cash equivalents	(693)	(4,559)
Cash and cash equivalents, beginning of period	10,168	8,852
Cash and cash equivalents, end of period	$9,475	$4,293

Non-cash activities — Equity award fair value adjustment to liability	$(321)	$—
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Financial Statement Preparation
The accompanying interim consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the “Company”) have been prepared by Overland Storage, Inc., without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated condensed balance sheet as of June 30, 2011, was derived from the audited financial statements at that date, but may not include all disclosures required by U.S. GAAP. The Company operates its business in one operating segment.
The Company operates and reports using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. For ease of presentation, the Company’s last fiscal year is considered to have ended June 30, 2011 and the Company’s first quarter of fiscal 2012 is considered to have ended September 30, 2011. For example, references to the quarter ended September 30, 2011, the three months ended September 30, 2011, or the first quarter of fiscal 2012 refer to the fiscal quarter ended October 2, 2011. The first quarter of fiscal 2012 and the first quarter of fiscal 2011 included 13 and 14 weeks, respectively.
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company’s consolidated condensed results of operations, financial position and cash flows as of September 30, 2011 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011. The results reported in these consolidated condensed financial statements for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company has incurred losses for its last six fiscal years and negative cash flows from operating activities for its last five fiscal years. As of September 30, 2011, the Company had an accumulated deficit of $101.9 million. During the first quarter of fiscal 2012, the Company incurred a net loss of $5.4 million. Through fiscal 2012, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.
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
 Principles of Consolidation
The Company’s consolidated condensed financial statements include assets, liabilities and operating results of wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fair Value of Financial Instruments
Financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The carrying amount of the Company’s borrowings under its credit facility approximates its fair value as the interest rate of the credit facility is substantially comparable to rates offered for similar debt instruments.
NOTE 2 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following table summarizes inventories (in thousands):

	September 30, 2011	June 30, 2011
Raw materials	$4,291	$3,834
Work in process	592	674
Finished goods	5,326	4,929
	$10,209	$9,437
The following table summarizes other current assets (in thousands):

	September 30, 2011	June 30, 2011
Prepaid third-party service contracts	$3,869	$4,138
Short-term deposits	1,113	536
Prepaid insurance and services	441	352
VAT receivable	231	268
Other	372	337
	$6,026	$5,631
The following table summarizes other assets (in thousands):

	September 30, 2011	June 30, 2011
Deferred service contracts	$1,117	$1,383
Other	152	157
	$1,269	$1,540
The following table summarizes accrued liabilities (in thousands):

	September 30, 2011	June 30, 2011
Deferred revenue – Service contracts	$9,161	$9,163
Accrued expenses	2,782	2,103
Third-party service contracts payable	1,849	1,989
Deferred revenue – Distributors	301	532
	$14,093	$13,787

The following table summarizes other long-term liabilities (in thousands):

	September 30, 2011	June 30, 2011
Deferred revenue – Service contracts	$3,959	$4,421
Deferred rent	1,195	1,268
Third-party service contracts payable	318	415
Other	121	121
	$5,593	$6,225
NOTE 3 — NET LOSS PER SHARE
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
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Options outstanding and ESPP share purchase rights	1,007	3,079
Common stock purchase warrants	12,649	6,658
NOTE 4 — COMPREHENSIVE LOSS
Comprehensive loss for the Company includes net loss and foreign currency translation adjustments, which are charged or credited to accumulated other comprehensive loss within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Net loss	$(5,355)	$(6,498)
Foreign currency translation adjustments	(158)	311
Total comprehensive loss	$(5,513)	$(6,187)

NOTE 5 — INCOME TAXES
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company did not record any material amounts of interest or penalties through September 30, 2011.
The Company is subject to taxation in the United States and in various state and foreign tax jurisdictions. Generally, the Company’s tax returns for fiscal 2008 and forward are subject to examination by the U.S. federal tax authorities and fiscal 2007 and forward are subject to examination by state tax authorities.
The Company’s ability to use its net operating loss ("NOL") and research and development ("R&D") credit carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Warranty and Extended Warranty
The Company records a provision for estimated future warranty costs for both return-to-factory and on-site warranties. If future actual costs to repair were to differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. The Company contracts with third-party service providers to provide service relating to all on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement. At September 30, 2011, the Company had $5.0 million in deferred costs related to deferred service revenue.
Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Accrued Warranty	Deferred Revenue
Liability at June 30, 2011	$1,398	$12,776
Settlements made during the period	(204)	(3,803)
Change in liability for warranties issued during the period	371	3,377
Change in liability for preexisting warranties	(214)	—
Liability at September 30, 2011	$1,351	$12,350
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at September 30, 2011 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

NOTE 7 — INTANGIBLE ASSETS
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
The following table summarizes intangible assets (in thousands):

	September 30, 2011	June 30, 2011
Acquired technology	$1,928	$1,928
Customer contracts and trade names	3,853	3,853
	5,781	5,781
Less: Accumulated amortization	(3,570)	(3,283)
	$2,211	$2,498

Amortization expense of intangible assets was $0.3 million during the first quarters of both fiscal 2012 and 2011. Estimated amortization expense for intangible assets is $0.8 million during the remainder of fiscal 2012 and $0.7 million in each of fiscal 2013 and 2014.
NOTE 8 — EQUITY
Restricted Stock Awards
In August 2011, the Company granted an award of 7,500 restricted stock units to an employee. This award vests annually in three equal installments beginning on the one-year anniversary of the award date. At September 30, 2011, no shares were vested.
Employee Stock Purchase Plan
During the first quarter of fiscal 2012 and 2011, the Company issued 607 and 715, respectively, shares of common stock purchased through the Company’s 2006 employee stock purchase plan.
Common Stock Exercises
During the first quarter of fiscal 2012 and 2011, the Company issued 33,369 and 16,172, respectively, shares of common stock upon exercise of outstanding stock options for proceeds of approximately $31,000 and $14,000, respectively.
Warrant Exercises
During the first quarter of fiscal 2012, the Company issued 70,203 shares of common stock upon exercise of outstanding warrants for proceeds of approximately $138,000. During the first quarter of fiscal 2011, there were no warrants exercised.

NOTE 9 — DEBT
In August 2011, the Company entered into a Loan and Security Agreement, or Credit Facility, which allows for revolving cash borrowings up to $8.0 million. The proceeds of the Credit Facility may be used to fund the Company's working capital and to fund its general business requirements. The obligations under the Credit Facility are secured by all assets of the Company. Borrowings under the Credit Facility bear interest at the Prime Rate (as defined in the Credit Facility) plus a margin of either 1.00% or 1.25%, depending on the Company's liquidity coverage ratio. The Company is also obligated to pay other customary facility fees and arrangement fees for a credit facility of this size and type.
The Credit Facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company's and its subsidiaries' ability to incur liens and indebtedness, make certain types of payments, merge or consolidate and make dispositions of assets. The Credit Facility specifies customary events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence of an event of default under the Credit Facility, the lender may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. At September 30, 2011, the Company was in compliance with all covenants of the Credit Facility.
At September 30, 2011, $1.4 million was outstanding and recorded as long-term debt. No payments are due within the next 12 months. The Credit Facility is scheduled to mature August 8, 2013. There was no outstanding debt at June 30, 2011. Subsequent to the end of the first quarter of fiscal 2012, the Company has drawn an additional $0.5 million on the Credit Facility.
 NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE 11— SUBSEQUENT EVENT
On November 16, 2011, the Company entered into a settlement agreement with IBM pursuant to which the Company settled all claims it has against IBM and Dell in connection with the patent infringement lawsuits the Company filed in the United States District Court for the Southern District of California and with the United States International Trade Commission against BDT AG, BDT Products, Inc., BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; Dell; and IBM. Such settlement includes a multi-year agreement, a release of claims against IBM and a cross-license agreement. The Company plans to continue its infringement case against BDT and its affiliates.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs; our ability to achieve the intended cost savings and maintain quality with our new manufacturing partner; our ability to generate cash from operations; the ability of our suppliers to provide an adequate supply of components for our products at prices consistent with historical prices; our ability to raise outside capital and to repay our debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to maintain the listing of our common stock on the NASDAQ Capital Market (“Capital Market”); customers’, suppliers’ and creditors’ perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors” in Item 1A of Part II of this report, and set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission ("SEC") on September 13, 2011 under the caption “Risk Factors” in Item 1A of Part I, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.
We are a trusted global provider of unified data management and data protection solutions designed to enable small and medium enterprises (“SMEs”), corporate departments, and small and medium businesses (“SMBs”) to anticipate and respond to change. Whether an organization’s data is distributed around the corner or across continents, our solutions consolidate and categorize data for easy and cost-effective management of different tiers of information over time. We enable companies to expend fewer resources on information technology (“IT”), allowing them to focus on being more responsive to the needs of their customers.
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
Generation of revenue. We generate the majority of our revenue from sales of our data protection products. The balance of our revenue is provided by selling maintenance contracts and rendering related services, selling spare parts, and earning royalties on our licensed technology. The majority of our sales are generated through our branded channel, which includes systems integrators and VARs.

Business transition. During the fourth quarter of fiscal 2011, we fulfilled all our obligations for supply of tape libraries to our sole OEM customer; however, we will continue to provide spares and services under the agreement. In the first quarter of fiscal 2012, revenue from our sole OEM customer decreased 37.0% compared with the first quarter of fiscal 2011.
Due in large part to the overall decline in OEM revenue, we reported net revenue of $14.1 million for the first quarter of fiscal 2012, compared with $17.6 million for the first quarter of fiscal 2011. We incurred a net loss of $5.4 million, or $0.23 per share, for the first quarter of fiscal 2012 compared with a net loss of $6.5 million, or $0.59 per share, for the first quarter of fiscal 2011. The decline in our net loss is related to an increase in revenue from higher margin products and service revenue.
Severe flooding in Thailand. Severe flooding during October 2011 throughout many parts of Thailand has caused significant disruptions to our industry's supply chain. This severe flooding has interrupted production at the manufacturing facilities of our component suppliers, which supply us with disk drives for our disk-based products and other components for our tape-based products. We expect to experience a significant impact to our production and product shipments to customers and to pay increased prices for these components while our suppliers work to get their businesses fully operational. Given the severity of the situation and the extensive supply constraints caused by the disruptions, we believe that the effects on our industry are likely to be substantial and that they will extend over multiple quarters.
Liquidity and capital resources. At September 30, 2011, we had a cash balance of $9.5 million, compared to $10.2 million at June 30, 2011. In the first quarter of fiscal 2012, we incurred a net loss of $5.4 million. Cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of calendar 2011 as we continue to reshape our business model and further improve operational efficiencies.
Management has projected that cash on hand, combined with available borrowings under our credit facility, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) shortages of necessary components of our products, (iv) increases in operating costs and/or (v) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
As of September 30, 2011, we had working capital of $6.3 million, reflecting a $2.5 million and $0.1 million decrease in current assets and current liabilities, respectively, compared to June 30, 2011. The decrease in current assets is primarily attributable to the use of cash in operating activities and reduced sales. The decrease in current liabilities is primarily attributable to a reduction in accounts payable and accrued liabilities related to operating activities.

Industry trends. We estimate that the cost of managing digital assets is four times the cost of acquiring storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives and high performance SAS (Serial Attached SCSI) drives. IDC estimates that the total networked attached storage (“NAS”) market will grow at approximately 12.6% through 2014, and the growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server® solutions lie, is estimated to be 17.4%. According to IDC, tape storage still constitutes approximately 7.3% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 29.6% and 44.3% of our revenue during the first quarter of fiscal 2012 and 2011, respectively.
Recent Developments
In October 2011, we introduced our Snap Server® DX, which is a new unified NAS and iSCSI SAN device that leverages our new standards-based RAID technology, DynamicRAID, designed to eliminate the need to provision storage capacity. Snap Server® DX enables storage environments to effortlessly scale without downtime while maximizing data protection. Snap Server® DX is expandable to 288TB and has an array of integrated enterprise-class features including snapshots, replication and remote management.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Operations and Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2011; and we discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of that report. Unless otherwise described below, there have been no material changes in our critical accounting policies and estimates.
Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Three Months Ended September 30,
	2011	2010
Net revenue	100.0%	100.0%
Cost of revenue	67.4	76.4
Gross profit	32.6	23.6
Operating expenses:
Sales and marketing	31.7	26.2
Research and development	17.6	10.0
General and administrative	21.9	20.3
	71.2	56.5
Loss from operations	(38.6)	(32.9)
Other expense, net	1.4	(4.1)
Loss before income taxes	(37.2)	(37.0)
Provision for income taxes	0.8	0.1
Net loss	(38.0)%	(37.1)%

A summary of the sales mix by product follows:

	Three Months Ended September 30,
	2011	2010
Tape-based products:
NEO Series®	29.6%	44.2%
ARCvault® family	—	0.1
	29.6	44.3
Disk-based products:
REO Series®	1.4	2.9
Snap Server®	16.8	13.2
	18.2	16.1
Service	43.7	31.9
Spare parts and other	8.4	7.1
VR2®	0.1	0.6
	100.0%	100.0%
The first quarter of fiscal 2012 compared with the first quarter of fiscal 2011
Net Revenue. Net revenue decreased to $14.1 million during the first quarter of fiscal 2012 from $17.6 million during the first quarter of fiscal 2011, a decrease of $3.5 million, or 19.9%. The decline was primarily in our OEM revenue related to decreased revenue from our sole OEM customer, which represented approximately 15.6% of net revenue in the first quarter of fiscal 2012 compared with 19.8% of net revenue in the first quarter of fiscal 2011. In our branded channel, the decrease in net revenue was attributable to decreased volumes of our tape library products in our Americas and Asia Pacific region.
Product Revenue
Net product revenue decreased to $7.9 million during the first quarter of fiscal 2012 compared to $11.8 million during the first quarter of fiscal 2011. The decrease of $3.9 million, or 33.1%, was primarily associated with decreases of $2.4 million from OEM revenue related to the fulfillment of our obligations under the product supply portion of an agreement with our sole OEM customer, $1.2 million from NEO® products and $0.3 million from REO® products.
Service Revenue
Net service revenue increased to $6.2 million in the first quarter of fiscal 2012 compared to $5.6 million during the first quarter of fiscal 2011. The increase of $0.6 million, or 10.7%, was primarily due to an increase in our out-of-warranty service contracts. As a percentage of total revenue, service revenue increased 11.8% to 43.7% for the first quarter of fiscal 2012 compared to 31.9% for the first quarter of fiscal 2011.
Royalty Fees
Net royalty fees decreased to $0.1 million in the first quarter of fiscal 2012 compared to $0.2 million in the first quarter of fiscal 2011. The decrease of $0.1 million, or 50.0%, is primarily associated with lower VR2® technology royalties.

Gross Profit. Gross profit in the first quarter of fiscal 2012 increased to $4.6 million from $4.2 million in the first quarter of fiscal 2011. Gross margin increased to 32.6% in the first quarter of fiscal 2012 from 23.6% in the first quarter of fiscal 2011 primarily related to the increase in higher margin service revenue as a percentage of total revenue.
Product Revenue
Gross profit on product revenue was $1.1 million for the first quarter of fiscal 2012 compared with $1.2 million for the first quarter of fiscal 2011. The decrease of $0.1 million, or 8.3%, was due primarily to the decrease in total net product revenue. Gross margin on product revenue at 14.4% for the first quarter of fiscal 2012 increased from 10.3% for the first quarter of fiscal 2011 primarily as a result of increased sales of higher margin products.
Service Revenue
Gross profit on service revenue was $3.4 million during the first quarter of fiscal 2012 compared with $2.8 million in the first quarter of fiscal 2011. The increase of $0.6 million, or 21.4%, was primarily due to our transition of a significant portion of service repair from a third-party vendor to our own personnel during the third quarter of fiscal 2011, which reduced our payments to third-party vendors. Gross margin on service revenue at 55.3% for the first quarter of fiscal 2012 increased from 49.7% for the first quarter of fiscal 2011.

Share-Based Compensation. During the first quarter of fiscal 2012 and 2011, we recorded share-based compensation expense of approximately $1.4 million and $1.0 million, respectively. The increase of approximately $0.4 million in the first quarter of fiscal 2012 compared to the first quarter of 2011 is primarily due to restricted stock awards granted to certain executives at the end of fiscal 2011. Share-based compensation expense for the second quarter of fiscal 2012 is expected to be approximately $1.2 million.
The following table summarizes shared-based compensation by income statement caption (in thousands):

	Three Months Ended September 30,
	2011	2010
Cost of product sales	$16	$5
Sales and marketing	207	307
Research and development	184	91
General and administrative	1,015	631
	$1,422	$1,034
Sales and Marketing Expenses. Sales and marketing expenses decreased to $4.5 million during the first quarter of fiscal 2012 from $4.6 million during the first quarter of fiscal 2011. The decrease of approximately $0.1 million, or 2.2%, was primarily a result of (i) a decrease of $0.2 million in employee and related expenses associated with a decrease in average headcount by 10 employees and (ii) a decrease of $0.1 million in share-based compensation expense. These decreases were offset by an increase of $0.2 million related to promotions for new product launch.
Research and Development Expenses. Research and development expenses increased to $2.5 million during the first quarter of fiscal 2012 from $1.8 million during the first quarter of fiscal 2011. The increase of approximately $0.7 million, or 38.9%, was primarily a result of (i) an increase of $0.3 million in employee and related expenses associated with an increase in average headcount by five employees associated with the restructuring of our research and development department (ii) an increase of $0.3 million in development expense associated with new product development and (iii) an increase of $0.1 million in share-based compensation expense primarily associated with a restricted stock award granted to an executive officer in June 2011.

General and Administrative Expenses. General and administrative expenses decreased to $3.1 million during the first quarter of fiscal 2012 from $3.6 million for the first quarter of fiscal 2011. The decrease of approximately $0.5 million, or 13.9%, was primarily a result of (i) a decrease of $0.7 million in employee and related expenses associated with a decrease in average headcount by three employees and a decrease in facilities cost related to downsizing of the San Diego facility and (ii) a decrease of $0.2 million in outside contractor and audit expenses, principally for financial and accounting services. These decreases were offset by an increase of $0.4 million in share-based compensation expense primarily associated with restricted stock awards granted to executive officers in June 2011.
Interest Expense. Interest expense decreased to $9,000 during the first quarter of fiscal 2012 from $0.4 million for the first quarter of fiscal 2011. The decrease was primarily a result of the termination of our two non-OEM accounts receivable financing agreements.
Other Income (Expense), net. During the first quarter of fiscal 2012, we incurred other income (expense), net, of approximately $0.2 million of income compared with $0.4 million of expense during the first quarter of fiscal 2011. The change of $0.6 million was due to $0.2 million in realized currency exchange gains during the first quarter of fiscal 2012 compared with $0.4 million in realized foreign currency losses in the first quarter of fiscal 2011 due to foreign currency fluctuations.
Liquidity and Capital Resources. At September 30, 2011, we had a cash balance of $9.5 million, compared to $10.2 million at June 30, 2011. In the first quarter of fiscal 2012, we incurred a net loss of $5.4 million. Cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of fiscal 2012 as we continue to reshape our business model and further improve operational efficiencies.
As of September 30, 2011, we had working capital of $6.3 million, reflecting a $2.5 million and $0.1 million decrease in current assets and current liabilities, respectively, compared to June 30, 2011. The decrease in current assets is primarily attributable to the use of cash in operating activities and reduced sales. The decrease in current liabilities is primarily attributable to a reduction in accounts payable and accrued liabilities primarily related to operating activities.
Management has projected that cash on hand, combined with available borrowings under our credit facility, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) shortages of necessary components of our products, (iv) increases in operating costs and/or (v) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
During the first quarter of fiscal 2012, we used cash of $2.1 million for operating activities compared to $3.2 million during the first quarter of fiscal 2011. The use of cash for the first quarter of fiscal 2012 was primarily a result of our net loss of $5.4 million offset by overall decreases in operating assets and liabilities. The decreases primarily consisted of (i) a decrease in accounts receivable due to lower sales, (ii) a decrease in accounts payable and accrued liabilities, (iii) a decrease in other liabilities primarily related to deferred warranty revenue and (iv) an increase in inventory.

We used cash in investing activities of $0.2 million during the first quarter of fiscal 2012, compared to $0.3 million during the first quarter of fiscal 2011. Capital expenditures during the first quarter of fiscal 2012 and 2011 totaled $154,000 and $141,000, respectively. During the first quarter of fiscal 2012, such expenditures were associated with machinery and equipment to support new product introductions. During the first quarter of fiscal 2011, such expenditures were associated with machinery and equipment to support new product introductions and leasehold improvements. During the first quarter of fiscal 2011, we acquired intangible assets consisting of existing and core technology (acquired technology) for $150,000.
We generated cash from our financing activities of $1.6 million during the first quarter of fiscal 2012, compared to $1.1 million cash used during the first quarter of fiscal 2011. During the first quarter of fiscal 2012, we drew on our credit facility $1.4 million and received $0.2 million from the exercise of warrants and stock options. During the first quarter of fiscal 2011, we made payments totaling $0.7 million against our note payable to Anacomp and repayments of approximately $0.4 million for amounts funded under our non-OEM accounts receivable financing agreements.

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
Recent Accounting Pronouncements
See Note 10 to our consolidated condensed financial statements for information about recent accounting pronouncements.

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
Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations during the first quarter of fiscal 2012 resulted in a gain of $0.2 million and a loss of $0.4 million for the first quarter of fiscal 2011.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. — Risk Factors
An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider each of the following risk factors and each of the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2011 filed with the SEC on September 13, 2011, and the other information included or incorporated by reference in this report in evaluating our business and prospects, as well as an investment in our company. The risks and uncertainties described below and in our annual report on Form 10-K are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline.
Natural disasters, political events, war, terrorism, public health issues and other circumstances could materially adversely affect our business, results of operations and financial condition.
Natural disasters, war, terrorism, geopolitical uncertainties, natural disasters, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our suppliers and customers. Our business operations are subject to interruption by natural disasters such as floods and earthquakes, fire, power shortages, terrorist attacks, other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could make it difficult or impossible for us to make and deliver products to our customers, to receive components from our suppliers at consistent prices or at all, create delays and inefficiencies in our supply chain, and decrease demand for our products,. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. Should major public health issues, including pandemics, arise, we could be negatively affected by stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in our operations and some of our key customers.

Recently, severe flooding in Thailand has interrupted production at the manufacturing facilities of our component suppliers which supply us with disk drives for our disk-based products and other components for our tape-based products. We expect to experience a significant impact to our production and product shipments to customers and to pay increased prices for these components while our suppliers work to get their businesses fully operational. Given the severity of the situation and the extensive supply constraints caused by the disruptions, we believe that the effects on our industry are likely to be substantial and that they will extend over multiple quarters. In addition, if conditions worsen in Thailand for our suppliers, our business, results of operations and financial condition would be adversely affected further.
Item 5. — Other Information
 On November 16, 2011, we entered into a settlement agreement with IBM pursuant to which we settled all claims we have against IBM and Dell in connection with the patent infringement lawsuits we filed in the United States District Court for the Southern District of California and with the United States International Trade Commission against BDT AG, BDT Products, Inc., BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; Dell; and IBM. Such settlement includes a multi-year agreement, a release of claims against IBM and a cross-license agreement. We plan to continue our infringement case against BDT and its affiliates.

Item 6. — Exhibits

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

OVERLAND STORAGE, INC.

Date:	November 16, 2011	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of registrant)