Form 10-Q
period 2012-01-01
OVERLAND STORAGE INC
filed 2012-02-15
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of February 2, 2012, there were 23,536,572 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.
FORM 10-Q
For the quarterly period ended January 1, 2012

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net revenue:
Product revenue	$9,033	$12,255	$16,903	$24,072
Service revenue	6,030	5,593	12,185	11,196
Royalty fees	42	82	92	235
	15,105	17,930	29,180	35,503
Cost of product revenue	7,820	9,652	14,559	20,255
Cost of service revenue	2,263	2,705	5,012	5,523
Gross profit	5,022	5,573	9,609	9,725
Operating expenses:
Sales and marketing	4,073	4,349	8,538	8,945
Research and development	2,151	1,727	4,634	3,481
General and administrative	3,048	3,106	6,129	6,666
	9,272	9,182	19,301	19,092
Loss from operations	(4,250)	(3,609)	(9,692)	(9,367)
Other income (expense):
Interest expense	(26)	(351)	(35)	(717)
Other income (expense), net	(8)	3,128	207	2,772
Loss before income taxes	(4,284)	(832)	(9,520)	(7,312)
Provision for income taxes	8	77	127	95
Net loss	$(4,292)	$(909)	$(9,647)	$(7,407)
Net loss per share:
Basic and diluted	$(0.18)	$(0.07)	$(0.42)	$(0.63)
Shares used in computing net loss per share:
Basic and diluted	23,382	12,659	23,219	11,769
See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.
Consolidated Condensed Balance Sheets
(In thousands)

	December 31, 2011	June 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,711	$10,168
Accounts receivable, net of allowance for doubtful accounts of $249 and $277, as of December 31, 2011 and June 30, 2011, respectively	9,497	10,992
Inventories	10,448	9,437
Other current assets	5,347	5,631
Total current assets	33,003	36,228
Property and equipment, net	847	659
Intangible assets, net	1,923	2,498
Other assets	1,159	1,540
Total assets	$36,932	$40,925
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,763	$8,328
Accrued liabilities	14,934	13,787
Accrued payroll and employee compensation	3,548	3,941
Income taxes payable	273	111
Accrued warranty	1,335	1,398
Total current liabilities	27,853	27,565
Long-term debt	3,500	—
Other long-term liabilities	5,521	6,225
Total liabilities	36,874	33,790
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of December 31, 2011 and June 30, 2011	—	—
Common stock, no par value, 90,200 shares authorized; 23,406 and 22,993 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	107,152	104,382
Accumulated other comprehensive loss	(885)	(685)
Accumulated deficit	(106,209)	(96,562)
Total shareholders’ equity	58	7,135
Total liabilities and shareholders’ equity	$36,932	$40,925
See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)

	Six Months Ended
	December 31,
	2011	2010
	(Unaudited)
Operating activities:
Net loss	$(9,647)	$(7,407)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	730	772
Share-based compensation	2,791	2,047
Changes in operating assets and liabilities:
Accounts receivable	1,495	22
Accounts receivable pledged as collateral	—	1,313
Inventories	(1,012)	483
Accounts payable and accrued liabilities	553	(2,562)
Accrued payroll and employee compensation	(143)	(170)
Other assets and liabilities, net	(121)	1,393
Net cash used in operating activities	(5,354)	(4,109)
Investing activities:
Purchase of fixed assets	(352)	(203)
Purchase of intangible assets	—	(150)
Net cash used in investing activities	(352)	(353)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	3,991
Payment for restricted stock units tax liability on net settlement	(431)	—
Proceeds from exercise of outstanding warrants	138	—
Proceeds from exercise of stock options and ESPP purchases	59	15
Proceeds from borrowings	3,500	—
Repayment of accounts receivable pledged as collateral, net	—	(919)
Repayment of principal on long-term debt	—	(693)
Net cash provided by financing activities	3,266	2,394
Effect of exchange rate changes on cash	(17)	13
Net decrease in cash and cash equivalents	(2,457)	(2,055)
Cash and cash equivalents, beginning of period	10,168	8,852
Cash and cash equivalents, end of period	$7,711	$6,797

Non-cash activities — Equity award fair value adjustment to liability	$(213)	$—
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Financial Statement Preparation
The accompanying interim consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the “Company”) have been prepared by Overland Storage, Inc., without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations, and cash flows prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated condensed balance sheet as of June 30, 2011, was derived from the audited financial statements at that date, but may not include all disclosures required by U.S. GAAP. The Company operates its business in one operating segment.
The Company operates and reports using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. For ease of presentation, the Company’s last fiscal year is considered to have ended June 30, 2011 and the Company’s second quarter of fiscal 2012 is considered to have ended December 31, 2011. For example, references to the quarter ended December 31, 2011, the three months ended December 31, 2011, or the first half of fiscal 2012 and the six months ended December 31, 2011 refer to the fiscal period ended January 1, 2012. The second quarter of fiscal 2012 and 2011 each included 13 weeks.
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company’s consolidated condensed results of operations, financial position, and cash flows as of December 31, 2011 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011. The results reported in these consolidated condensed financial statements for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company has incurred losses for its last six fiscal years and negative cash flows from operating activities for its last five fiscal years. As of December 31, 2011, the Company had an accumulated deficit of $106.2 million. During the first half of fiscal 2012, the Company incurred a net loss of $9.6 million. Through fiscal 2012, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.
The Company has projected that cash on hand, combined with available borrowings under its credit facility, will be sufficient to allow the Company to continue operations for the next 12 months. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on the Company’s liquidity. This could force the Company to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.
The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
 Principles of Consolidation
The Company’s consolidated condensed financial statements include assets, liabilities, and operating results of wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fair Value of Financial Instruments
Financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The carrying amount of the Company’s borrowings under its credit facility approximates its fair value as the interest rate of the credit facility is substantially comparable to rates offered for similar debt instruments.
NOTE 2 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following table summarizes inventories (in thousands):

	December 31, 2011	June 30, 2011
Raw materials	$4,141	$3,834
Work in process	1,262	674
Finished goods	5,045	4,929
	$10,448	$9,437
The following table summarizes other current assets (in thousands):

	December 31, 2011	June 30, 2011
Prepaid third-party service contracts	$3,602	$4,138
Short-term deposits	609	536
Prepaid insurance and services	441	352
VAT receivable	528	268
Other	167	337
	$5,347	$5,631
The following table summarizes other assets (in thousands):

	December 31, 2011	June 30, 2011
Deferred service contracts	$1,033	$1,383
Other	126	157
	$1,159	$1,540
The following table summarizes accrued liabilities (in thousands):

	December 31, 2011	June 30, 2011
Deferred revenue – Service contracts	$8,895	$9,163
Accrued expenses	4,266	2,103
Third-party service contracts payable	1,427	1,989
Deferred revenue – Distributors	346	532
	$14,934	$13,787

The following table summarizes other long-term liabilities (in thousands):

	December 31, 2011	June 30, 2011
Deferred revenue – Service contracts	$3,895	$4,421
Deferred rent	1,122	1,268
Third-party service contracts payable	384	415
Other	120	121
	$5,521	$6,225
NOTE 3 — NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive common stock equivalents are comprised of options granted under the Company’s stock option plans, employee stock purchase plan (“ESPP”) share purchase rights, and common stock purchase warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Options outstanding and ESPP share purchase rights	1,031	3,167	1,052	3,161
Common stock purchase warrants	12,649	7,592	12,649	7,592
NOTE 4 — COMPREHENSIVE LOSS
Comprehensive loss for the Company includes net loss and foreign currency translation adjustments, which are charged or credited to accumulated other comprehensive loss within shareholders’ equity. Comprehensive loss was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net loss	$(4,292)	$(909)	$(9,647)	$(7,407)
Foreign currency translation adjustments	(41)	(108)	(200)	203
Total comprehensive loss	$(4,333)	$(1,017)	$(9,847)	$(7,204)

NOTE 5 — INCOME TAXES
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company did not record any material amounts of interest or penalties through December 31, 2011.
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
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. The Company contracts with third-party service providers to provide service relating to all on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement. At December 31, 2011, the Company had $4.6 million in deferred costs related to deferred service revenue. In addition, at December 31, 2011, the Company had $0.6 million in deferred software revenue that is not included in the table below.
Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Accrued Warranty	Deferred Revenue
Liability at June 30, 2011	$1,398	$12,776
Settlements made during the period	(414)	(7,584)
Change in liability for warranties issued during the period	316	6,937
Change in liability for preexisting warranties	35	—
Liability at December 31, 2011	$1,335	$12,129
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at December 31, 2011 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

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
The following table summarizes intangible assets (in thousands):

	December 31, 2011	June 30, 2011
Acquired technology	$1,928	$1,928
Customer contracts and trade names	3,853	3,853
	5,781	5,781
Less: Accumulated amortization	(3,858)	(3,283)
	$1,923	$2,498

Amortization expense of intangible assets was $0.3 million during the second quarters of both fiscal 2012 and 2011. Amortization expense of intangible assets was $0.6 million during the first half of fiscal 2012 and 2011. Estimated amortization expense for intangible assets is $0.6 million during the remainder of fiscal 2012 and $0.7 million in each of fiscal 2013 and 2014.
NOTE 8 — EQUITY
Restricted Stock Awards
During the first half of fiscal 2012, the Company issued 293,174 shares of common stock in conjunction with restricted stock units that vested.
Employee Stock Purchase Plan
During the first half of fiscal 2012 and 2011, the Company issued 607 and 715, respectively, shares of common stock purchased through the Company’s 2006 employee stock purchase plan.
Common Stock Exercises
During the first half of fiscal 2012 and 2011, the Company issued 48,417 and 16,172, respectively, shares of common stock upon exercise of outstanding stock options for proceeds of approximately $57,000 and $14,000, respectively.
Warrant Exercises
During the first half of fiscal 2012, the Company issued 70,203 shares of common stock upon exercise of outstanding warrants for proceeds of approximately $138,000. During the first half of fiscal 2011, there were no warrants exercised.

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
The Credit Facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company's and its subsidiaries' ability to incur liens and indebtedness, make certain types of payments, merge or consolidate, and make dispositions of assets. The Credit Facility specifies customary events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Upon the occurrence of an event of default under the Credit Facility, the lender may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and deduct such amounts from the Company’s lockbox account on deposit with the Bank. At December 31, 2011, the Company was in compliance with all covenants of the Credit Facility.
At December 31, 2011, $3.5 million was outstanding and recorded as long-term debt. No payments are due within the next 12 months. The Credit Facility is scheduled to mature August 8, 2013. There was no outstanding debt at June 30, 2011.
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
We develop and deliver a comprehensive solution set of award-winning products and services for moving and storing data throughout the organization and during the entire data lifecycle. Our Snap Server® product is a complete line of network attached storage (“NAS”) and storage area network (“SAN”) solutions designed to ensure primary and secondary data is accessible and protected regardless of its location. Our Snap Server® solutions are available with backup, replication, and mirroring software in fixed capacity or highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO SERIES® and REO SERIES® of virtual tape libraries, tape backup, and archive systems are designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.
Our approach emphasizes long-term investment protection for our customers and reduces the complexities and ongoing costs associated with storage management. Moreover, most of our products are designed with a scalable architecture which enables companies to purchase additional storage as needed, on a just-in-time basis, and make it available instantly without downtime.

End users of our products include SMEs, SMBs, distributed enterprise companies such as divisions and operating units of large multi-national corporations, governmental organizations, and educational institutions. Our products are used in a broad range of industries including financial services, video surveillance, healthcare, retail, manufacturing, telecommunications, broadcasting, research and development, and many others.
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

Business transition. During the fourth quarter of fiscal 2011, we fulfilled all of our obligations for supply of tape libraries to our sole OEM customer; however, we will continue to provide spare parts and services under the agreement. In the first half of fiscal 2012, revenue from our sole OEM customer decreased 23.3% compared with the first half of fiscal 2011.
We reported net revenue of $15.1 million for the second quarter of fiscal 2012, compared with $17.9 million for the second quarter of fiscal 2011. We reported net revenue of $29.2 million for the first half of fiscal 2012, compared with $35.5 million for the first half of fiscal 2011. We incurred a net loss of $4.3 million, or $0.18 per share, for the second quarter of fiscal 2012 compared with a net loss of $0.9 million, or $0.07 per share, for the second quarter of fiscal 2011. We incurred a net loss of $9.6 million, or $0.42 per share, for the first half of fiscal 2012 compared to a net loss of $7.4 million, or $0.63 per share, for the first half of fiscal 2011.
Intellectual property rights. In November 2011, we entered into a multi-year settlement and cross licensing agreement with IBM pursuant to which we released all claims we had against IBM and Dell in connection with the patent infringement lawsuits we filed in the United States District Court for the Southern District of California and with the United States International Trade Commission ("ITC"), against BDT AG and certain of its affiliates, Dell and IBM. However, our infringement case against BDT and its affiliates continues and on January 20, 2012, we announced that an order of the chief administrative law judge of the ITC stated that the initial determination date will be no later than May 24, 2012.
Liquidity and capital resources. At December 31, 2011, we had a cash balance of $7.7 million, compared to $10.2 million at June 30, 2011. In the first half of fiscal 2012, we received cash consideration from our patent infringement lawsuit which was fully offset by an accrual for contingent fees related to such lawsuit. In the first half of fiscal 2012, we incurred a net loss of $9.6 million. Cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of fiscal 2012 as we continue to reshape our business model and seek to further improve operational efficiencies.
Management has projected that cash on hand, combined with available borrowings under our credit facility, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) shortages of necessary components of our products, (iv) increases in operating costs, and/or (v) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects.

As of December 31, 2011, we had working capital of $5.2 million, reflecting a $3.2 million decrease in current assets and $0.3 million increase in current liabilities, compared to June 30, 2011. The decrease in current assets is primarily attributable to the use of cash in operating activities and reduced sales, offset by proceeds received from our patent infringement lawsuit and an increase in inventory. The increase in current liabilities is primarily attributable to an increase in accrued liabilities primarily related to operating activities and accrued contingent fees related to our patent infringement lawsuit, offset by a decrease in accounts payable.
Industry trends. We estimate that the cost of managing digital assets is four times the cost of acquiring storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives and high performance SAS (Serial Attached SCSI) drives. IDC estimates that the total networked attached storage (“NAS”) market will grow at approximately 12.6% through 2014, and the growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server® solutions lie, is estimated to be 17.4%. According to IDC, tape storage still constitutes approximately 7.3% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 33.7% and 41.4% of our revenue during the first half of fiscal 2012 and 2011, respectively.
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
Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.8	68.9	67.1	72.6
Gross profit	33.2	31.1	32.9	27.4
Operating expenses:
Sales and marketing	27.0	24.3	29.3	25.2
Research and development	14.2	9.6	15.9	9.8
General and administrative	20.2	17.3	21.0	18.8
	61.4	51.2	66.2	53.8
Loss from operations	(28.2)	(20.1)	(33.3)	(26.4)
Other expense, net	(0.3)	15.4	0.6	5.8
Loss before income taxes	(28.5)	(4.7)	(32.7)	(20.6)
Provision for income taxes	0.1	0.4	0.4	0.3
Net loss	(28.6)%	(5.1)%	(33.1)%	(20.9)%

A summary of the sales mix by product follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Tape-based products:
NEO Series®	37.5%	38.4%	33.7%	41.3%
ARCvault® family	—	0.1	—	0.1
	37.5	38.5	33.7	41.4
Disk-based products:
REO Series®	1.6	2.3	1.5	2.6
Snap Server®	13.8	19.8	15.2	16.5
	15.4	22.1	16.7	19.1
Service	39.9	31.2	41.8	31.5
Spare parts and other	7.1	8.0	7.7	7.6
VR2®	0.1	0.2	0.1	0.4
	100.0%	100.0%	100.0%	100.0%
The second quarter of fiscal 2012 compared with the second quarter of fiscal 2011
Net Revenue. Net revenue decreased to $15.1 million during the second quarter of fiscal 2012 compared to $17.9 million during the second quarter of fiscal 2011, a decrease of $2.8 million, or 15.6%. The decline was primarily related to decreased volumes of our disk-based products sold in the Americas and EMEA regions.
Product Revenue
Net product revenue decreased to $9.0 million during the second quarter of fiscal 2012 compared to $12.3 million during the second quarter of fiscal 2011. The decrease of $3.3 million, or 26.8%, was primarily associated with decreases of $1.5 million from decreased sales of our Snap Server® products, $0.8 million from OEM revenue related to the fulfillment of our obligations under the product supply portion of an agreement with our sole OEM customer, $0.4 million from decreased sales of our NEO® products, $0.3 million from decreased sales of our spare parts, and $0.2 million from decreased sales of our REO® products. The decrease in sales of our Snap Server® products was primarily attributable to two factors: (i) we increased the selling price of our Snap Server® products as a result of the increased cost of disk drives due to the severe flooding in Thailand, which negatively impacted short term demand for these products and (ii) the production ramp-up time for our newly launched Snap Server® DX products has taken longer than anticipated, which has caused customers to delay orders.
Service Revenue
Net service revenue increased to $6.0 million in the second quarter of fiscal 2012 compared to $5.6 million during the second quarter of fiscal 2011. The increase of $0.4 million, or 7.1%, was primarily due to an increase in our out-of-warranty service contracts. As a percentage of total revenue, service revenue increased 8.7% to 39.9% for the second quarter of fiscal 2012 compared to 31.2% for the second quarter of fiscal 2011.
Royalty Fees
Net royalty fees decreased to $42,000 in the second quarter of fiscal 2012 compared to $82,000 in the second quarter of fiscal 2011. The decrease of $40,000, or 48.8%, is primarily associated with lower VR2® technology royalties.

Gross Profit. Gross profit in the second quarter of fiscal 2012 decreased to $5.0 million compared to $5.6 million in the second quarter of fiscal 2011. Gross margin increased to 33.2% in the second quarter of fiscal 2012 compared to 31.1% in the second quarter of fiscal 2011 primarily related to the increase in higher margin service revenue as a percentage of total revenue.
Product Revenue
Gross profit on product revenue was $1.2 million for the second quarter of fiscal 2012 compared to $2.6 million for the second quarter of fiscal 2011. The decrease of $1.4 million was due primarily to the 26.3% decrease in total net product revenue and fixed costs spread over a smaller revenue base. Gross margin on product revenue was 13.4% for the second quarter of fiscal 2012, a decrease from 21.2% for the second quarter of fiscal 2011. This decrease was primarily the result of increased prices for disk drives for our disk-based products as a result of the flooding in Thailand in October 2011. These price increases may remain over several fiscal quarters.
Service Revenue
Gross profit on service revenue was $3.8 million during the second quarter of fiscal 2012 compared to $2.9 million in the second quarter of fiscal 2011. The increase of $0.9 million was primarily due to performing an increasing portion of service repair internally beginning in the third quarter of fiscal 2011, rather than utilizing third-party vendors. Gross margin on service revenue at 62.5% for the second quarter of fiscal 2012 increased from 51.6% for the second quarter of fiscal 2011.

Share-Based Compensation. During the second quarter of fiscal 2012 and 2011, we recorded share-based compensation expense of approximately $1.4 million and $1.0 million, respectively. The increase of approximately $0.4 million in the second quarter of fiscal 2012 compared to the second quarter of 2011 is primarily due to restricted stock awards granted to certain executives at the end of fiscal 2011. Share-based compensation expense for the third quarter of fiscal 2012 is expected to be approximately $1.0 million.
The following table summarizes share-based compensation by income statement caption (in thousands):

	Three Months Ended December 31,
	2011	2010
Cost of product sales	$17	$1
Sales and marketing	202	207
Research and development	158	133
General and administrative	992	672
	$1,369	$1,013
Sales and Marketing Expenses. Sales and marketing expenses decreased to $4.1 million during the second quarter of fiscal 2012 compared to $4.3 million during the second quarter of fiscal 2011. The decrease of approximately $0.2 million, or 4.7%, was primarily a result of reduced promotions for new product launches.
Research and Development Expenses. Research and development expenses increased to $2.1 million during the second quarter of fiscal 2012 compared to $1.7 million during the second quarter of fiscal 2011. The increase of approximately $0.4 million, or 23.5%, was primarily a result of (i) an increase of $0.3 million in employee and related expenses associated with an increase in average headcount related to the growth of our research and development department and (ii) an increase of $0.1 million in development expense associated with new product development.

General and Administrative Expenses. General and administrative expenses decreased to $3.0 million during the second quarter of fiscal 2012 compared to $3.1 million for the second quarter of fiscal 2011. The decrease of approximately $0.1 million, or 3.2%, was primarily a result of (i) a decrease of $0.2 million in employee and related expenses associated with a decrease in average headcount and a decrease in facilities cost related to downsizing of our San Diego facility and (ii) a decrease of $0.2 million in outside contractor and audit expenses, principally for financial and accounting services. These decreases were offset by an increase of $0.3 million in share-based compensation expense primarily associated with restricted stock awards granted to executive officers in June 2011.
Interest Expense. Interest expense decreased to $26,000 during the second quarter of fiscal 2012 compared to $0.4 million for the second quarter of fiscal 2011. The decrease was primarily a result of the termination of our two non-OEM accounts receivable financing agreements.
Other Income (Expense), net. During the second quarter of fiscal 2012, we incurred other income (expense), net, of approximately $8,000 of expense compared to $3.1 million of income during the second quarter of fiscal 2011. The change of $3.1 million was due to the receipt of $3.0 million, in the second quarter of fiscal 2011, from various institutional investors in consideration for a minority ownership interest in any amounts we receive from litigation awards or settlements arising from our patent infringement lawsuit.
The first half of fiscal 2012 compared with the first half of fiscal 2011
Net Revenue. Net revenue decreased to $29.2 million during the first half of fiscal 2012 compared to $35.5 million during the first half of fiscal 2011, a decrease of $6.3 million, or 17.7%. The decline was primarily due to decreased revenue from our sole OEM customer, which represented approximately 15.1% of net revenue in the first half of fiscal 2012 compared to 16.1% of net revenue in the first half of fiscal 2011. In our branded channel, the decrease in net revenue was attributable to decreased volumes of our disk and tape-based products sold in the Americas region and decreased volumes of our disk-based products sold in the EMEA region.
Product Revenue
Net product revenue decreased to $16.9 million during the first half of fiscal 2012 compared to $24.1 million during the first half of fiscal 2011. The decrease of $7.2 million, or 29.9%, was primarily associated with decreases of $3.2 million from OEM revenue related to the fulfillment of our obligations under the product supply portion of an agreement with our sole OEM customer, $1.6 million from decreased sales of our NEO® products, $1.4 million from decreased sales of our Snap Server® products, $0.5 million from decreased sales of our REO® products, and $0.4 million from decreased sales of our spare parts. The decrease in sales of our Snap Server® products was primarily attributable to two factors: (i) we increased the selling price of our Snap Server® products as a result of the increased cost of disk drives due to the severe flooding in Thailand, which negatively impacted short term demand for these products and (ii) the production ramp-up time for our newly launched Snap Server® DX products has taken longer than anticipated, which has caused customers to delay orders.
Service Revenue
Net service revenue increased to $12.2 million in the first half of fiscal 2012 compared to $11.2 million during the first half of fiscal 2011. The increase of $1.0 million, or 8.9%, was primarily due to an increase in our out-of-warranty service contracts. As a percentage of total revenue, service revenue increased 10.3% to 41.8% for the first half of fiscal 2012 compared to 31.5% for the first half of fiscal 2011.
Royalty Fees
Net royalty fees decreased to $0.1 million in the first half of fiscal 2012 compared to $0.2 million in the first half of fiscal 2011. The decrease of $0.1 million, or 50.0%, is primarily associated with lower VR2® technology royalties.

Gross Profit. Gross profit in the first half of fiscal 2012 decreased to $9.6 million compared to $9.7 million in the first half of fiscal 2011. Gross margin increased to 32.9% in the first half of fiscal 2012 compared to 27.4% in the first half of fiscal 2011 primarily related to the increase in higher margin service revenue as a percentage of total revenue.
Product Revenue
Gross profit on product revenue was $2.3 million for the first half of fiscal 2012 compared to $3.8 million for the first half of fiscal 2011. The decrease of $1.5 million was due primarily to the 29.8% decrease in total net product revenue and fixed costs spread over a smaller revenue base. Gross margin on product revenue was 13.9% for the first half of fiscal 2012 compared to 15.9% for the first half of fiscal 2011. This decrease was primarily the result of increased prices for disk drives for our disk-based products as a result of the flooding in Thailand in October 2011. These price increases may remain over several fiscal quarters.
Service Revenue
Gross profit on service revenue was $7.2 million during the first half of fiscal 2012 compared to $5.7 million in the first half of fiscal 2011. The increase of $1.5 million was primarily due to our performing an increasing portion of service repair internally beginning in the third quarter of fiscal 2011, rather than utilizing third-party vendors. Gross margin on service revenue at 58.9% for the first half of fiscal 2012 increased from 50.7% for the first half of fiscal 2011.

Share-Based Compensation. During the first half of fiscal 2012 and 2011, we recorded share-based compensation expense of approximately $2.8 million and $2.0 million, respectively. The increase of approximately $0.8 million in the first half of fiscal 2012 compared to the first half of 2011 is primarily due to restricted stock awards granted to certain executives at the end of fiscal 2011.
The following table summarizes share-based compensation by income statement caption (in thousands):

	Six Months Ended December 31,
	2011	2010
Cost of product sales	$33	$6
Sales and marketing	409	514
Research and development	342	224
General and administrative	2,007	1,303
	$2,791	$2,047
Sales and Marketing Expenses. Sales and marketing expenses decreased to $8.5 million during the first half of fiscal 2012 compared to $8.9 million during the first half of fiscal 2011. The decrease of approximately $0.4 million, or 4.5%, was primarily a result of (i) a decrease of $0.3 million in employee and related expenses associated with a decrease in average headcount and (ii) a decrease of $0.1 million in share-based compensation expense.
Research and Development Expenses. Research and development expenses increased to $4.6 million during the first half of fiscal 2012 compared to $3.5 million during the first half of fiscal 2011. The increase of approximately $1.1 million, or 31.4%, was primarily a result of (i) an increase of $0.5 million in employee and related expenses associated with an increase in average headcount related to the growth of our research and development department, (ii) an increase of $0.4 million in development expense associated with new product development, and (iii) an increase of $0.1 million in share-based compensation expense primarily associated with a restricted stock award granted to an executive officer in June 2011.

General and Administrative Expenses. General and administrative expenses decreased to $6.1 million during the first half of fiscal 2012 compared to $6.7 million for the first half of fiscal 2011. The decrease of approximately $0.6 million, or 9.0%, was primarily a result of (i) a decrease of $0.9 million in employee and related expenses associated with a decrease in average headcount and a decrease in facilities cost related to downsizing of our San Diego facility and (ii) a decrease of $0.4 million in outside contractor and audit expenses, principally for financial and accounting services. These decreases were offset by an increase of $0.7 million in share-based compensation expense primarily associated with restricted stock awards granted to executive officers in June 2011.
Interest Expense. Interest expense decreased to $35,000 during the first half of fiscal 2012 compared to $0.7 million for the first half of fiscal 2011. The decrease was primarily a result of the termination of our two non-OEM accounts receivable financing agreements.
Other Income (Expense), net. During the first half of fiscal 2012, we incurred other income (expense), net, of $0.2 million of income compared to $2.8 million of income during the first half of fiscal 2011. The change of approximately $2.6 million was due to $0.2 million in realized currency exchange gains during the first half of fiscal 2012 compared to the receipt of $3.0 million, in the first half of fiscal 2011, from various institutional investors in consideration for a minority ownership interest in any amounts we receive from litigation awards or settlements arising from our patent infringement lawsuit. In addition, we realized $0.3 million in foreign currency losses in the first half of fiscal 2011 due to foreign currency fluctuations.
Liquidity and Capital Resources. At December 31, 2011, we had a cash balance of $7.7 million, compared to $10.2 million at June 30, 2011. In the first half of fiscal 2012, we received cash consideration from our patent infringement lawsuit which was fully offset by an accrual for contingent fees related to such lawsuit. In the first half of fiscal 2012, we incurred a net loss of $9.6 million. Cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of fiscal 2012 as we continue to reshape our business model and seek to further improve operational efficiencies.
As of December 31, 2011, we had working capital of $5.2 million, reflecting a $3.2 million decrease in current assets and $0.3 million increase in current liabilities, compared to June 30, 2011. The decrease in current assets is primarily attributable to the use of cash in operating activities and reduced sales, offset by proceeds received from our patent infringement lawsuit and an increase in inventory. The increase in current liabilities is primarily attributable to an increase in accrued liabilities primarily related to operating activities and accrued contingent fees related to our patent infringement lawsuit, offset by a decrease in accounts payable.
Management has projected that cash on hand, combined with available borrowings under our credit facility, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) shortages of necessary components of our products, (iv) increases in operating costs, and/or (v) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
During the first half of fiscal 2012, we used cash of $5.4 million for operating activities compared to $4.1 million during the first half of fiscal 2011. The use of cash for the first half of fiscal 2012 was primarily a result of our net loss of $9.6 million offset by $3.5 million in non-cash items, which were share-based compensation, depreciation and amortization. In addition, we had a decrease in accounts receivable due to lower sales, offset by an increase in inventory and an increase in accrued liabilities related to contingent fees associated with our patent infringement lawsuit.

We used cash in investing activities of $0.4 million during the first half of fiscal 2012 and during the first half of fiscal 2011. Capital expenditures during the first half of fiscal 2012 and 2011 totaled $0.4 million and $0.2 million, respectively. During the first half of fiscal 2012, such expenditures were associated with machinery and equipment to support new product introductions. During the first half of fiscal 2011, such expenditures were associated with machinery and equipment to support new product introductions and leasehold improvements. During the first half of fiscal 2011, we acquired intangible assets consisting of existing and core technology (acquired technology) for $150,000.
We generated cash from our financing activities of $3.3 million during the first half of fiscal 2012, compared to $2.4 million during the first half of fiscal 2011. During the first half of fiscal 2012, we drew on our credit facility $3.5 million and received $0.2 million from the exercise of warrants and stock options offset by $0.4 million paid for taxes for net settlement of restricted stock units. During the first half of fiscal 2011, we sold 3.4 million shares of our common stock to certain institutional investors for gross proceeds of approximately $4.2 million (net proceeds of $4.0 million) offset by payments totaling $0.7 million made against our note payable to Anacomp and repayments of approximately $0.9 million for amounts funded under our non-OEM accounts receivable financing agreements.
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
Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France, and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations during the first half of fiscal 2012 resulted in a gain of $0.2 million and a loss of $0.3 million for the first half of fiscal 2011.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Natural disasters, war, terrorism, geopolitical uncertainties, natural disasters, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on our business, our suppliers, and customers. Our business operations are subject to interruption by natural disasters such as floods and earthquakes, fire, power shortages, terrorist attacks, other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could make it difficult or impossible for us to make and deliver products to our customers, to receive components from our suppliers at consistent prices or at all, create delays and inefficiencies in our supply chain, and decrease demand for our products. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. Should major public health issues, including pandemics, arise, we could be negatively affected by stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in our operations and some of our key customers.

Severe flooding during October 2011 throughout many parts of Thailand caused significant disruptions to our industry's supply chain. This severe flooding interrupted production at the manufacturing facilities of our component suppliers, which supply us with disk drives for our disk-based products and other components for our tape-based products. As a result, we have had to pay increased prices for these disk drives and other components and we may experience a significant impact to our production and product shipments to customers while our suppliers work to get their businesses fully operational. Given the severity of the situation and the extensive supply constraints caused by these disruptions, we believe that the effects on our industry are likely to be substantial and that they will extend over multiple quarters.
Our ability to compete depends in part on our ability to protect our intellectual property rights.
We rely on a combination of patent, copyright, trademark, trade secret, and other intellectual property laws to protect our intellectual property rights. However, these rights may not prevent competitors from developing products that are substantially equivalent or superior to our products. To the extent that we have or obtain patents, such patents may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or declared unenforceable. The patents that are material to our business will begin to expire in November 2015. In addition, our current or future patent applications may not result in the issuance of patents in the United States or foreign countries. The laws of certain foreign countries may not protect our intellectual property to the same extent as U.S. laws. Furthermore, competitors may independently develop similar products, duplicate our products or, if patents are issued to us, design around these patents.
In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. Such enforcement efforts could be expensive and divert management's time and attention from other business concerns. The patent position of information technology firms in particular is highly uncertain, involves complex legal and factual questions, and continues to be the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under information technology patents.
In August 2010, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc. and BDT-Solutions GmbH. In October 2010, we filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; Dell; and IBM. Also in October 2010, we filed a complaint for patent infringement with the United States International Trade Commission against the same defendants. Both lawsuits claim infringement of two of our United States patents, Nos. 6,328,766 and 6,353,581. The complaints broadly claim infringement by BDT's products, and they specifically identify BDT's FlexStor® II product line as infringing our patents. The complaints also claimed infringement by Dell and IBM products that are manufactured by BDT based on the FlexStor® II. The Southern District of California case has been stayed to allow the International Trade Commission case to move forward first. The International Trade Commission instituted the case on November 18, 2010 (Investigation No. 337-TA-746). The trial for such case ended on September 7, 2011. On November 16, 2011, we reached a settlement of the litigation with IBM and Dell.  An initial determination from the Administrative Law Judge is expected on May 24, 2012.

Item 6. — Exhibits

10.1†	Settlement Agreement, by and between Overland Storage, Inc. and International Business Machines Corporation, dated November 16, 2011.

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

______________________
†    Confidential treatment has been requested and granted with respect to certain portions of this exhibit. A complete copy of the agreement, including the redacted portions, has been filed separately with the Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date:	February 15, 2012	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of registrant)