Form 10-Q
period 2012-04-01
OVERLAND STORAGE INC
filed 2012-05-14
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 2, 2012, there were 27,595,043 shares of the registrant’s common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.
FORM 10-Q
For the quarterly period ended April 1, 2012

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Overland Storage, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net revenue:
Product revenue	$8,938	$10,654	$25,841	$34,726
Service revenue	6,174	6,450	18,359	17,646
Royalty fees	40	22	132	257
	15,152	17,126	44,332	52,629
Cost of product revenue	7,796	8,610	22,355	28,865
Cost of service revenue	2,646	2,729	7,658	8,252
Gross profit	4,710	5,787	14,319	15,512
Operating expenses:
Sales and marketing	3,760	3,640	12,298	12,585
Research and development	1,723	1,989	6,357	5,470
General and administrative	2,917	2,924	9,046	9,590
	8,400	8,553	27,701	27,645
Loss from operations	(3,690)	(2,766)	(13,382)	(12,133)
Other income (expense):
Interest expense	(43)	(243)	(78)	(960)
Other income (expense), net	(141)	(248)	66	2,524
Loss before income taxes	(3,874)	(3,257)	(13,394)	(10,569)
Provision for (benefit from) income taxes	(54)	109	73	204
Net loss	$(3,820)	$(3,366)	$(13,467)	$(10,773)
Net loss per share:
Basic and diluted	$(0.16)	$(0.22)	$(0.57)	$(0.83)
Shares used in computing net loss per share:
Basic and diluted	23,881	15,566	23,435	13,003
See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.
Consolidated Condensed Statements of Comprehensive Loss
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net loss	$(3,820)	$(3,366)	$(13,467)	$(10,773)
Other comprehensive income (loss):
Foreign currency translation adjustment	100	191	(99)	394
Comprehensive loss	$(3,720)	$(3,175)	$(13,566)	$(10,379)
See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.
Consolidated Condensed Balance Sheets
(In thousands)

	March 31, 2012	June 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,430	$10,168
Accounts receivable, net of allowance for doubtful accounts of $216 and $277, as of March 31, 2012 and June 30, 2011, respectively	9,295	10,992
Inventories	9,590	9,437
Other current assets	5,073	5,631
Total current assets	37,388	36,228
Property and equipment, net	897	659
Intangible assets, net	1,637	2,498
Other assets	1,400	1,540
Total assets	$41,322	$40,925
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,365	$8,328
Accrued liabilities	15,759	13,787
Accrued payroll and employee compensation	3,603	3,941
Income taxes payable	202	111
Accrued warranty	1,349	1,398
Total current liabilities	28,278	27,565
Long-term debt	3,500	—
Other long-term liabilities	5,526	6,225
Total liabilities	37,304	33,790
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of March 31, 2012 and June 30, 2011	—	—
Common stock, no par value, 90,200 shares authorized; 27,589 and 22,993 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	114,831	104,382
Accumulated other comprehensive loss	(784)	(685)
Accumulated deficit	(110,029)	(96,562)
Total shareholders’ equity	4,018	7,135
Total liabilities and shareholders’ equity	$41,322	$40,925
See accompanying notes to consolidated condensed financial statements.

Overland Storage, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)

	Nine Months Ended
	March 31,
	2012	2011
	(Unaudited)
Operating activities:
Net loss	$(13,467)	$(10,773)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,102	1,162
Share-based compensation	3,843	2,484
Changes in operating assets and liabilities:
Accounts receivable	1,696	(1,083)
Accounts receivable pledged as collateral	—	3,006
Inventories	(154)	738
Accounts payable and accrued liabilities	967	(4,657)
Accrued payroll and employee compensation	(111)	(113)
Other assets and liabilities, net	(28)	1,184
Net cash used in operating activities	(6,152)	(8,052)
Investing activities:
Purchase of fixed assets	(485)	(213)
Purchase of intangible assets	—	(150)
Net cash used in investing activities	(485)	(363)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	6,579	19,218
Payment for restricted stock units tax liability on net settlement	(814)	—
Proceeds from exercise of outstanding warrants	138	—
Proceeds from exercise of stock options and ESPP purchases	506	20
Proceeds from borrowings	3,500	—
Repayment of accounts receivable pledged as collateral, net	—	(2,329)
Repayment of principal on long-term debt	—	(693)
Net cash provided by financing activities	9,909	16,216
Effect of exchange rate changes on cash	(10)	18
Net increase (decrease) in cash and cash equivalents	3,262	7,819
Cash and cash equivalents, beginning of period	10,168	8,852
Cash and cash equivalents, end of period	$13,430	$16,671

Non-cash activities — Equity award fair value adjustment to liability	$(197)	$—
Non-cash — Financing activities — Liabilities related to issuance of common stock	$—	$1,397
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Financial Statement Preparation
The accompanying interim consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the “Company”) have been prepared by Overland Storage, Inc., without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations, comprehensive loss and cash flows prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated condensed balance sheet as of June 30, 2011 was derived from the audited financial statements at that date, but may not include all disclosures required by U.S. GAAP. The Company operates its business in one operating segment.
The Company operates and reports using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. For ease of presentation, the Company’s last fiscal year is considered to have ended June 30, 2011 and the Company’s third quarter of fiscal 2012 is considered to have ended March 31, 2012. For example, references to the quarter ended March 31, 2012, the three months ended March 31, 2012, or the first nine months of fiscal 2012 and the nine months ended March 31, 2012 refer to the fiscal period ended April 1, 2012. The third quarter of fiscal 2012 and 2011 each included 13 weeks.
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company’s consolidated condensed results of operations, financial position, and cash flows as of March 31, 2012 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011. The results reported in these consolidated condensed financial statements for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company has incurred losses for its last six fiscal years and negative cash flows from operating activities for its last five fiscal years. As of March 31, 2012, the Company had an accumulated deficit of $110.0 million. During the first nine months of fiscal 2012, the Company incurred a net loss of $13.5 million. Through fiscal 2012, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.
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
NOTE 2 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following table summarizes inventories (in thousands):

	March 31, 2012	June 30, 2011
Raw materials	$3,185	$3,834
Work in process	1,460	674
Finished goods	4,945	4,929
	$9,590	$9,437
The following table summarizes other current assets (in thousands):

	March 31, 2012	June 30, 2011
Prepaid third-party service contracts	$3,642	$4,138
Short-term deposits	335	536
Prepaid insurance and services	496	352
VAT receivable	381	268
Other	219	337
	$5,073	$5,631
The following table summarizes other assets (in thousands):

	March 31, 2012	June 30, 2011
Deferred service contracts	$1,272	$1,383
Other	128	157
	$1,400	$1,540
The following table summarizes accrued liabilities (in thousands):

	March 31, 2012	June 30, 2011
Deferred revenue – Service contracts	$9,017	$9,163
Accrued expenses	4,344	2,103
Third-party service contracts payable	1,957	1,989
Deferred revenue – Distributors	441	532
	$15,759	$13,787

The following table summarizes other long-term liabilities (in thousands):

	March 31, 2012	June 30, 2011
Deferred revenue – Service contracts	$3,876	$4,421
Deferred rent	1,048	1,268
Third-party service contracts payable	481	415
Other	121	121
	$5,526	$6,225
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
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Options outstanding and ESPP share purchase rights	900	3,216	949	3,207
Common stock purchase warrants	12,649	12,539	12,649	12,539
NOTE 4 — INCOME TAXES
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company did not record any material amounts of interest or penalties through March 31, 2012.
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

NOTE 5 — COMMITMENTS AND CONTINGENCIES
Warranty and Extended Warranty
The Company records a provision for estimated future warranty costs for both return-to-factory and on-site warranties. If future actual costs to repair were to differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. The Company contracts with third-party service providers to provide service relating to all on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement. At March 31, 2012, the Company had $4.9 million in deferred costs related to deferred service revenue. In addition, at March 31, 2012, the Company had $0.5 million in deferred software revenue that is not included in the table below.
Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Accrued Warranty	Deferred Revenue
Liability at June 30, 2011	$1,398	$12,776
Settlements made during the period	(631)	(11,216)
Change in liability for issuances during the period	477	10,792
Change in liability for preexisting warranties	105	—
Liability at March 31, 2012	$1,349	$12,352
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at March 31, 2012 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

NOTE 6 — INTANGIBLE ASSETS
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
The following table summarizes intangible assets (in thousands):

	March 31, 2012	June 30, 2011
Acquired technology	$1,928	$1,928
Customer contracts and trade names	3,853	3,853
	5,781	5,781
Less: Accumulated amortization	(4,144)	(3,283)
	$1,637	$2,498

Amortization expense of intangible assets was $0.3 million during the third quarters of both fiscal 2012 and 2011. Amortization expense of intangible assets was $0.9 million during the first nine months of fiscal 2012 and 2011. Estimated amortization expense for intangible assets is $0.3 million during the remainder of fiscal 2012, and $0.7 million in both fiscal 2013 and 2014.
NOTE 7 — EQUITY
Sale of Common Stock
In March 2012, the Company sold an aggregate of 3,640,000 shares of its common stock at $2.00 per share for gross proceeds of approximately $7.3 million and net proceeds of approximately $6.6 million.
Restricted Stock Awards
During the first nine months of fiscal 2012, the Company issued 602,795 shares of common stock in conjunction with restricted stock units that vested. During the first nine months of fiscal 2011, there were no restricted stock units that vested.
Employee Stock Purchase Plan
During the first nine months of fiscal 2012 and 2011, the Company issued 80,675 and 1,368, respectively, shares of common stock purchased through the Company’s 2006 employee stock purchase plan.
Common Stock Exercises
During the first nine months of fiscal 2012 and 2011, the Company issued 201,689 and 18,541, respectively, shares of common stock upon exercise of outstanding stock options for proceeds of approximately $0.4 million and $18,000, respectively.
Warrant Exercises
During the first nine months of fiscal 2012, the Company issued 70,203 shares of common stock upon exercise of outstanding warrants for proceeds of approximately $138,000. During the first nine months of fiscal 2011, there were no warrants exercised.

NOTE 8 — DEBT
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
The credit facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company's and its subsidiaries' ability to incur liens and indebtedness, make certain types of payments, merge or consolidate, and make dispositions of assets. The credit facility specifies customary events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Upon the occurrence of an event of default under the credit facility, the lender may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and deduct such amounts from the Company’s lockbox account on deposit with the bank. At March 31, 2012, the Company was in compliance with all covenants of the credit facility.
At March 31, 2012, $3.5 million was outstanding and recorded as long-term debt. No payments are due within the next 12 months. The Credit Facility is scheduled to mature August 8, 2013. There was no outstanding debt at June 30, 2011.
 NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 provides two options for presenting other comprehensive income (“OCI”), which previously has typically been placed near the statement of equity. The amendments require an OCI statement to be included with the income statement, which together will make a statement of total comprehensive income or separate from the income statement, but the two statements will have to appear consecutively within a financial report. The Company adopted the amended presentation guidance as of March 31, 2012, and such adoption did not impact the consolidated results of the Company.
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
We develop and deliver a comprehensive solution set of award-winning products and services for moving and storing data throughout the organization and during the entire data lifecycle. Our Snap product line is a complete line of network attached storage (“NAS”) and storage area network (“SAN”) solutions designed to ensure primary and secondary data is accessible and protected regardless of its location. Our Snap solutions are highly scalable block, file and unified solutions, available with optional replication and mirroring software. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO SERIES® and REO SERIES® of tape backup, archive systems, and virtual tape libraries are designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.
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
Generation of revenue. We generate the majority of our revenue from sales of our data protection products. The balance of our revenue is provided by selling maintenance contracts and rendering related services, and earning royalties on our licensed technology. The majority of our sales are generated through our branded channel, which includes systems integrators and VARs.

Business transition. During the fourth quarter of fiscal 2011, we fulfilled all of our obligations for supply of tape libraries to our sole OEM customer; however, we will continue to provide spare parts and services under the agreement. In the first nine months of fiscal 2012, revenue from our sole OEM customer decreased 27% compared to the first nine months of fiscal 2011.
We reported net revenue of $15.2 million for the third quarter of fiscal 2012, compared to $17.1 million for the third quarter of fiscal 2011. We reported net revenue of $44.3 million for the first nine months of fiscal 2012, compared to $52.6 million for the first nine months of fiscal 2011. We incurred a net loss of $3.8 million, or $0.16 per share, for the third quarter of fiscal 2012 compared to a net loss of $3.4 million, or $0.22 per share, for the third quarter of fiscal 2011. We incurred a net loss of $13.5 million, or $0.57 per share, for the first nine months of fiscal 2012 compared to a net loss of $10.8 million, or $0.83 per share, for the first nine months of fiscal 2011.
Intellectual property rights. In November 2011, we entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which we released all claims we had against IBM and Dell in connection with the patent infringement lawsuits we filed in the United States District Court for the Southern District of California and with the United States International Trade Commission ("ITC"), against BDT AG and certain of its affiliates, Dell and IBM. However, our infringement case against BDT AG and its affiliates continues and on January 20, 2012, we announced that an order of the chief administrative law judge of the ITC stated that the initial determination date will be no later than May 24, 2012.
Liquidity and capital resources. At March 31, 2012, we had a cash balance of $13.4 million, compared to $10.2 million at June 30, 2011. In the first nine months of fiscal 2012, we incurred a net loss of $13.5 million. During the third quarter of fiscal 2012, we sold an aggregate of 3,640,000 shares of our common stock at $2.00 per share for gross proceeds of approximately $7.3 million and net proceeds of approximately $6.6 million. Cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of fiscal 2012 as we continue to reshape our business model and seek to further improve operational efficiencies.
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

As of March 31, 2012, we had working capital of $9.1 million, reflecting an increase in current assets and current liabilities of $1.2 million and $0.7 million, respectively, compared to June 30, 2011. The increase in current assets is primarily attributable to our issuance of common stock in March 2012, offset by the use of cash in operating activities and reduced sales. The increase in current liabilities is primarily attributable to an increase in accrued liabilities primarily related to operating activities and accrued contingent fees related to our patent infringement lawsuit, offset by decreases in accounts payable and accrued payroll and employee compensation.
Industry trends. We estimate that the cost of managing digital assets is four times the cost of acquiring storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives and high performance SAS (Serial Attached SCSI) drives. IDC estimates that the total networked attached storage (“NAS”) market will grow at approximately 9.1% through 2015, and the growth rate for NAS storage systems in price bands up to $15,000, where most of our Snap Server® solutions lie, is estimated to be 17.3%. According to IDC, tape storage still constitutes approximately 7.3% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 31.9% and 38.2% of our revenue during the first nine months of fiscal 2012 and 2011, respectively.
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
Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.9	66.2	67.7	70.5
Gross profit	31.1	33.8	32.3	29.5
Operating expenses:
Sales and marketing	24.8	21.3	27.7	23.9
Research and development	11.4	11.6	14.3	10.4
General and administrative	19.3	17.1	20.4	18.2
	55.5	50.0	62.4	52.5
Loss from operations	(24.4)	(16.2)	(30.1)	(23.0)
Other income (expense), net	(1.2)	(2.8)	(0.1)	3.0
Loss before income taxes	(25.6)	(19.0)	(30.2)	(20.0)
Provision for (benefit from) income taxes	(0.4)	0.6	0.2	0.4
Net loss	(25.2)%	(19.6)%	(30.4)%	(20.4)%

A summary of the sales mix by product follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Tape-based products:
NEO Series®	28.4%	31.7%	31.9%	38.1%
ARCvault® family	—	—	—	0.1
	28.4	31.7	31.9	38.2
Disk-based products:
REO Series®	2.3	1.9	1.7	2.4
Snap Server®	16.5	13.7	15.7	15.6
	18.8	15.6	17.4	18.0
Service	40.7	37.6	41.4	33.5
Spare parts and other	11.9	15.1	9.2	10.0
VR2®	0.2	—	0.1	0.3
	100.0%	100.0%	100.0%	100.0%
The Third Quarter of Fiscal 2012 Compared to the Third Quarter of Fiscal 2011
Net Revenue. Net revenue decreased to $15.1 million during the third quarter of fiscal 2012 compared to $17.1 million during the third quarter of fiscal 2011, a decrease of $2.0 million, or 11.7%. The decline was primarily in our OEM channel related to the fulfillment of our obligations under the product supply portion of an agreement with our sole OEM customer.
Product Revenue
Net product revenue decreased to $8.9 million during the third quarter of fiscal 2012 compared to $10.7 million during the third quarter of fiscal 2011. The decrease of $1.8 million, or 16.8%, was primarily associated with a decrease of $1.1 million in sales of our NEO® products, and $0.7 million decrease in sales of our OEM spare parts. The decrease in sales of our NEO® products was primarily attributable to the fulfillment of our obligations under the product supply portion of an agreement with our sole OEM customer.
Service Revenue
Net service revenue decreased to $6.2 million in the third quarter of fiscal 2012 compared to $6.5 million during the third quarter of fiscal 2011. The decrease of $0.3 million, or 4.6%, was primarily due to a decrease in our extended service contracts.
Royalty Fees
Net royalty fees were minimal in the third quarter of fiscal 2012 and third quarter of fiscal 2011.

Gross Profit. Gross profit in the third quarter of fiscal 2012 decreased to $4.7 million compared to $5.8 million in the third quarter of fiscal 2011. Gross margin decreased to 31.1% in the third quarter of fiscal 2012 compared to 33.8% in the third quarter of fiscal 2011, primarily due to increased prices for disk drives for our disk-based products as a result of the flooding in Thailand in October 2011, as well as additional costs incurred while we ramped up our new disk based products.
Product Revenue
Gross profit on product revenue was $1.1 million for the third quarter of fiscal 2012 compared to $2.0 million for the third quarter of fiscal 2011. The decrease of $0.9 million was primarily due to the 16.1% decrease in total net product revenue and fixed costs spread over a smaller revenue base. Gross margin on product revenue was 12.8% for the third quarter of fiscal 2012, a decrease from 19.2% for the third quarter of fiscal 2011. This decrease was primarily due to increased prices for disk drives for our disk-based products as a result of the flooding in Thailand in October 2011, as well as additional costs incurred while we ramped up our new disk based products.
Service Revenue
Gross profit on service revenue was relatively constant at $3.5 million during the third quarter of fiscal 2012 compared to $3.7 million in the third quarter of fiscal 2011. Gross margin on service revenue of 57.1% for the third quarter of fiscal 2012 was relatively constant compared to 57.7% for the third quarter of fiscal 2011.

Share-Based Compensation. During the third quarter of fiscal 2012 and 2011, we recorded share-based compensation expense of approximately $1.1 million and $0.4 million, respectively. The increase of approximately $0.7 million in the third quarter of fiscal 2012 compared to the third quarter of 2011 is primarily due to the vesting of restricted stock awards granted to certain executives at the end of fiscal 2011. Share-based compensation expense for the fourth quarter of fiscal 2012 is expected to be approximately $1.2 million.
The following table summarizes share-based compensation by income statement caption (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of product sales	$14	$2
Sales and marketing	159	12
Research and development	54	88
General and administrative	825	335
	$1,052	$437
Sales and Marketing Expenses. Sales and marketing expenses were relatively constant at $3.8 million during the third quarter of fiscal 2012 compared to $3.6 million during the third quarter of fiscal 2011.
Research and Development Expenses. Research and development expenses decreased to $1.7 million during the third quarter of fiscal 2012 compared to $2.0 million during the third quarter of fiscal 2011. The decrease of approximately $0.3 million, or 15.0%, was primarily a result of decreases in employee-related expenses and outside contractor expenses, after the completion of labor intensive product development efforts primarily completed in the first half of fiscal 2012.

General and Administrative Expenses. General and administrative expenses were constant at $2.9 million during the third quarter of fiscal 2012 and fiscal 2011; however, there were decreases of $0.3 million in outside contractor and audit expenses, principally for financial and accounting services, and $0.2 million in employee-related expenses associated with decreases in average headcount and facility costs related to downsizing of our San Diego facility. These decreases were offset by an increase of $0.5 million in share-based compensation expense primarily associated with restricted stock awards granted to executive officers in June 2011.
Interest Expense. Interest expense decreased to $43,000 during the third quarter of fiscal 2012 compared to $0.2 million for the third quarter of fiscal 2011. The decrease was primarily a result of the termination of our two non-OEM accounts receivable financing agreements. Interest expense in the third quarter of fiscal 2012 is related to borrowings on our credit facility.
The First Nine Months of Fiscal 2012 Compared to the First Nine Months of Fiscal 2011
Net Revenue. Net revenue decreased to $44.3 million during the first nine months of fiscal 2012 compared to $52.6 million during the first nine months of fiscal 2011, a decrease of $8.3 million, or 15.8%. The decline was primarily due to lower revenue from our sole OEM customer, which represented approximately 16.4% of net revenue in the first nine months of fiscal 2012 compared to 18.9% of net revenue in the first nine months of fiscal 2011. In our branded channel, the decrease in net revenue was attributable to decreased volumes in our disk-based and tape-based products sold in the Americas region, and decreased volumes in our disk-based products sold in the EMEA region.
Product Revenue
Net product revenue decreased to $25.8 million during the first nine months of fiscal 2012 compared to $34.7 million during the first nine months of fiscal 2011. The decrease of $8.9 million, or 25.6%, was primarily associated with a decrease of $4.7 million in OEM revenue related to the fulfillment of our obligations under the product supply portion of an agreement with our sole OEM customer, $2.0 million decrease in sales of our NEO® products, $1.3 million decrease in sales of our Snap Server® products, $0.5 million decrease in sales of our REO® products, and $0.4 million decrease in sales of our spare parts. The decrease in sales of our Snap Server® products was primarily attributable to two factors: (i) we increased the selling price of our Snap Server® products as a result of the increased cost of disk drives due to the severe flooding in Thailand, which negatively impacted short-term demand for these products; and (ii) the production ramp-up time for our newly launched Snap Server DX SeriesTM has taken longer than originally anticipated, which has caused customers to delay orders.
Service Revenue
Net service revenue increased to $18.4 million in the first nine months of fiscal 2012 compared to $17.6 million during the first nine months of fiscal 2011. The increase of $0.8 million, or 4.5%, was primarily due to an increase in our out-of-warranty service contracts. As a percentage of total revenue, service revenue increased 7.9% to 41.4% for the first nine months of fiscal 2012 compared to 33.5% for the first nine months of fiscal 2011.
Royalty Fees
Net royalty fees were minimal in the first nine months of fiscal 2012 and first nine months of fiscal 2011.

Gross Profit. Gross profit in the first nine months of fiscal 2012 decreased to $14.3 million compared to $15.5 million in the first nine months of fiscal 2011. Gross margin increased to 32.3% in the first nine months of fiscal 2012 compared to 29.5% in the first nine months of fiscal 2011, primarily related to the increase in higher margin service revenue as a percentage of total revenue.
Product Revenue
Gross profit on product revenue was $3.5 million for the first nine months of fiscal 2012 compared to $5.9 million for the first nine months of fiscal 2011. The decrease of $2.4 million was primarily due to the 25.6% decrease in total net product revenue and fixed costs spread over a smaller revenue base. Gross margin on product revenue was 13.5% for the first nine months of fiscal 2012 compared to 16.9% for the first nine months of fiscal 2011. This decrease was primarily due to increased prices for disk drives for our disk-based products as a result of the flooding in Thailand in October 2011, as well as additional costs incurred while we ramped up our new disk based products.
Service Revenue
Gross profit on service revenue was $10.7 million during the first nine months of fiscal 2012 compared to $9.4 million in the first nine months of fiscal 2011. The increase of $1.3 million was primarily due to our performing an increasing portion of service repair internally beginning in the third quarter of fiscal 2011, rather than utilizing third-party vendors. Gross margin on service revenue of 58.3% for the first nine months of fiscal 2012 increased from 53.2% for the first nine months of fiscal 2011.

Share-Based Compensation. During the first nine months of fiscal 2012 and 2011, we recorded share-based compensation expense of approximately $3.8 million and $2.5 million, respectively. The increase of approximately $1.3 million in the first nine months of fiscal 2012 compared to the first nine months of 2011 is primarily due to the vesting of restricted stock awards granted to certain executives at the end of fiscal 2011.
The following table summarizes share-based compensation by income statement caption (in thousands):

	Nine Months Ended March 31,
	2012	2011
Cost of product sales	$47	$8
Sales and marketing	568	526
Research and development	396	312
General and administrative	2,832	1,638
	$3,843	$2,484
Sales and Marketing Expenses. Sales and marketing expenses decreased to $12.3 million during the first nine months of fiscal 2012 compared to $12.6 million during the first nine months of fiscal 2011. The decrease of approximately $0.3 million, or 2.4%, was primarily a result of a decrease of $0.4 million in employee-related expenses associated with a decrease in average headcount offset by an increase of $0.1 million in advertising expense.
Research and Development Expenses. Research and development expenses increased to $6.4 million during the first nine months of fiscal 2012 compared to $5.5 million during the first nine months of fiscal 2011. The increase of approximately $0.9 million, or 16.4%, was primarily a result of (i) an increase of $0.5 million in development expense associated with new product development, (ii) an increase of $0.3 million in employee-related expenses associated with an increase in average headcount related to the growth of our research and development department, and (iii) an increase of $0.1 million in share-based compensation expense primarily associated with a restricted stock award granted to an executive officer in June 2011.

General and Administrative Expenses. General and administrative expenses decreased to $9.0 million during the first nine months of fiscal 2012 compared to $9.6 million for the first nine months of fiscal 2011. The decrease of approximately $0.6 million, or 6.3%, was primarily a result of (i) a decrease of $1.1 million in employee-related expenses associated with decreases in average headcount and facility costs related to downsizing of our San Diego facility, and (ii) a decrease of $0.6 million in outside contractor and audit expenses, principally for financial and accounting services. These decreases were offset by an increase of $1.2 million in share-based compensation expense primarily associated with restricted stock awards granted to executive officers in June 2011.
Interest Expense. Interest expense decreased to $0.1 million during the first nine months of fiscal 2012 compared to $1.0 million for the first nine months of fiscal 2011. The decrease was primarily a result of the termination of our two non-OEM accounts receivable financing agreements. Interest expense during the first nine months of fiscal 2012 is related to borrowings on our credit facility.
Other Income (Expense), net. During the first nine months of fiscal 2012, we incurred other income (expense), net, of $0.1 million of income compared to $2.5 million of income during the first nine months of fiscal 2011. The change of approximately $2.4 million was due to $0.1 million in realized currency exchange gains during the first nine months of fiscal 2012, compared to the receipt of $3.0 million in the first nine months of fiscal 2011 from various institutional investors in consideration for a minority ownership interest in any amounts we receive from litigation awards or settlements arising from our patent infringement lawsuit. In addition, we realized $0.5 million in foreign currency losses in the first nine months of fiscal 2011 due to foreign currency fluctuations.
Liquidity and Capital Resources. At March 31, 2012, we had a cash balance of $13.4 million, compared to $10.2 million at June 30, 2011. In the first nine months of fiscal 2012, we incurred a net loss of $13.5 million. During the third quarter of fiscal 2012, we sold an aggregate of 3,640,000 shares of our common stock at $2.00 per share for gross proceeds of approximately $7.3 million and net proceeds of approximately $6.6 million. Cash management and preservation continues to be a top priority. We expect to incur negative operating cash flows during the remainder of fiscal 2012 as we continue to reshape our business model and seek to further improve operational efficiencies.
As of March 31, 2012, we had working capital of $9.1 million, reflecting an increase in current assets and current liabilities of $1.2 million and $0.7 million, respectively, compared to June 30, 2011. The increase in current assets is primarily attributable to our issuance of common stock in March 2012 offset by the use of cash in operating activities and reduced sales. The increase in current liabilities is primarily attributable to an increase in accrued liabilities primarily related to operating activities and accrued contingent fees related to our patent infringement lawsuit offset by decreases in accounts payable and accrued payroll and employee compensation.
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
During the first nine months of fiscal 2012, we used cash of $6.2 million for operating activities compared to $8.1 million during the first nine months of fiscal 2011. The use of cash for the first nine months of fiscal 2012 was primarily a result of our net loss of $13.5 million offset by $4.9 million in non-cash items, which were share-based compensation, depreciation and amortization. In addition, we had a decrease in accounts receivable due to lower sales offset by an increase in inventory and an increase in accrued liabilities related to contingent fees associated with our patent infringement lawsuit.
We used cash in investing activities of $0.5 million during the first nine months of fiscal 2012, compared to $0.4 million during the first nine months of fiscal 2011. Capital expenditures during the first nine months of fiscal 2012 and 2011 totaled $0.5 million and $0.2 million, respectively. During the first nine months of fiscal 2012, such expenditures were associated with machinery and equipment to support new product introductions. During the first nine months of fiscal 2011, such expenditures were associated with machinery and equipment to support new product introductions and leasehold improvements. During the first nine months of fiscal 2011, we acquired intangible assets consisting of existing and core technology (acquired technology) for $150,000.
We generated cash from our financing activities of $9.9 million during the first nine months of fiscal 2012, compared to $16.2 million during the first nine months of fiscal 2011. During the first nine months of fiscal 2012, we sold an aggregate of 3,640,000 shares of our common stock at $2.00 per share for gross proceeds of approximately $7.3 million (net proceeds of approximately $6.6 million), we drew $3.5 million on our credit facility, and received $0.6 million from the exercise of warrants and stock options offset by $0.8 million paid for taxes for net settlement of restricted stock units. During the first nine months of fiscal 2011, we sold an aggregate of 8,653,045 shares of our common stock and warrants to purchase up to 3,807,331 shares of common stock in a private placement for a total issuance price of approximately $15.3 million (net proceeds of $13.9 million), and we sold 3.4 million shares of our common stock to certain institutional investors for gross proceeds of approximately $4.2 million (net proceeds of $4.0 million). During the first nine months of fiscal 2011, we made payments totaling $0.7 million against our note payable to Anacomp and repayments of approximately $2.3 million for amounts funded under our non-OEM accounts receivable financing agreements.
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
Recent Accounting Pronouncements
See Note 9 to our consolidated condensed financial statements for information about recent accounting pronouncements.

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
Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France, and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations during the first nine months of fiscal 2012 resulted in a gain of $49,000 and a loss of $0.5 million for the first nine months of fiscal 2011.

Item 4. — Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. — Risk Factors
An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider each of the risk factors set forth in our annual report on Form 10-K for the year ended June 30, 2011 filed with the SEC on September 13, 2011, and the other information included or incorporated by reference in this report in evaluating our business and prospects, as well as an investment in our company. The risks and uncertainties described in our annual report on Form 10-K are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline.

Item 6. — Exhibits

10.1	Underwriting Agreement, dated March 23, 2012, between Overland Storage, Inc. and Needham & Company, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed on March 23, 2012).

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

OVERLAND STORAGE, INC.

Date:	May 14, 2012	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of registrant)