Form 10-K
period 2012-07-01
OVERLAND STORAGE INC
filed 2012-09-13
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: July 1, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from              to
Commission File Number: 000-22071
_______________________________________
OVERLAND STORAGE, INC.
(Exact name of registrant as specified in its charter)
_______________________________________

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
_______________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 30, 2011, the last business day of the registrant's second fiscal quarter, was approximately $41,332,000 (based on the closing price reported on such date by the NASDAQ Capital Market of the registrant's Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of August 31, 2012, the number of outstanding shares of the registrant's Common Stock was 27,832,271.

OVERLAND STORAGE, INC.
FORM 10-K
For the fiscal year ended July 1, 2012

PART I

Item 1.	Business.
This report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs and operating expenses; our ability to achieve the intended cost savings and maintain quality with our new manufacturing partner; our ability to generate cash from operations; the ability of our suppliers to provide an adequate supply of components for our products at prices consistent with historical prices; our ability to raise outside capital and to repay our debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to maintain the listing of our common stock on the NASDAQ Capital Market; customers', suppliers' and creditors' perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth under the heading “Risk Factors” in Part I, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements.
Overview
We are a trusted global provider of unified data management and data protection solutions designed to enable small and medium enterprises (“SMEs”), distributed enterprises, and small and medium businesses (“SMBs”) to anticipate and respond to data storage requirements. Whether an organization's data is locally or globally based, our solutions consolidate and protect data for easy and cost-effective management of different tiers of information. We enable companies to expend fewer resources on information technology (“IT”) allowing them to focus on being more responsive to the needs of their customers.
We develop and deliver a comprehensive solution set of award-winning products and services for storing data throughout the organization and during the entire data lifecycle. Our SnapServer® product is a complete line of network attached storage (“NAS”) products, and our SnapSAN™ products are storage area network (“SAN”) solutions designed to ensure primary and secondary data is accessible and protected regardless of its location. Our SnapServer® and SnapSAN™ solutions are available with backup, replication and mirroring software in highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO SERIES® and REO SERIES® libraries are tape and virtual tape solutions designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.
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
We sell our solutions worldwide in the Americas, Europe, the Middle East and Africa (“EMEA”) and the Asia Pacific (“APAC”) region. We generate sales of our branded products through a worldwide channel, which consists of commercial distributors, direct market resellers (“DMRs”) and value-added resellers (“VARs”).
We were incorporated in California in 1980 as Overland Data, Inc., and changed our name to Overland Storage, Inc. in 2002. Our headquarters is located at 9112 Spectrum Center Boulevard, San Diego, California 92123, and our telephone number is (858) 571-5555.
Our Direction and Strategy
In today's business environment, we believe that improving productivity and effectively managing digital assets, while controlling operating expenses, has become one of the top priorities for organizations worldwide. At the same time, we believe that the cost and complexity of managing vital information has risen exponentially. As a result of these opposing forces, we believe that many companies find themselves lacking the essential resources and expertise required to adequately manage information across their businesses and they continue to spend a significant portion of their time and money tying isolated islands of data together. Without an effective alternative to mitigate the cost and complexity of traditional approaches, their data simply cannot be effectively shared and sufficiently protected. We provide solutions designed to deliver enterprise features with the simplicity that allows organizations to reduce the cost of managing and protecting their information. Our comprehensive data storage and protection solutions are designed to enable IT managers to easily and cost effectively share and preserve critical and non-critical data across their organizations and to provide continuous access, replication for disaster recovery, and reduced backup windows for improved business continuity.
We estimate that the cost of managing digital assets is four times the cost of acquiring storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost Serial Advanced Technology Attachment (“SATA”) drives, high performance Serial Attached SCSI (“SAS”) drives and Solid State Drives (“SSDs”). International Data Corporation (“IDC”) estimates that the total NAS market will grow at approximately 12.6% through 2014, and the growth rate for NAS storage systems in price bands up to $15,000, where our SnapServer® solutions lie, is estimated to be 17.4%. According to IDC, tape storage still constitutes approximately 7.3% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 31.4% and 37.7% of our revenue during fiscal 2012 and 2011, respectively.
Our Products and Services
Our data management and data protection solutions provide SMEs, SMBs, distributed enterprises and branch offices with disk-based systems for primary or nearline storage, disk backup and recovery, and software for data management and protection. For long-term storage requirements, we offer automated tape solutions for tape backup and archive.
Data Management Software
Our GuardianOS™ storage-optimized platform OS is designed for SnapServer® NAS devices to deliver simplified data management and consolidation throughout distributed IT environments. The GuardianOS™ platform provides a flexible solution for storage infrastructures, combining cross-platform file sharing with block-level data access on a single device. In addition to a unified storage architecture, the GuardianOS™ platform offers scalability through features such as DynamicRAID™, centralized storage management and a comprehensive suite of data protection tools. The flexibility and scalability of GuardianOS™ reduces the total cost of ownership of storage infrastructures.
Our Snap Enterprise Data Replicator® (“Snap EDR”) provides multi-directional, WAN-optimized replication for SnapServer® systems. With Snap EDR, administrators can automatically replicate data between multiple SnapServer systems for data distribution, data consolidation, and disaster recovery.

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

•
The SnapSAN™ S1000 is a 2U storage array with iSCSI, Fibre Channel, or SAS host connections, designed for providing non-stop services to the most demanding applications. The SnapSAN™ S1000 can be configured to utilize high capacity SATA II drives for up to 24 terabytes, or high performance SAS drives for up to 7.2 terabytes, with maximum scalability using SnapServer® E1000 enclosures up to 120 terabytes.

•
The SnapSAN™ S2000 is a 2U iSCSI SAN appliance designed for high performance and simple, straight-forward administration. The SnapSAN™ S2000 can be configured with up to 12 SATA II drives for 12 terabytes or 24 terabytes of storage capacity; or 12 high performance SAS drives for 3.6 terabytes or 7.2 terabytes of storage capacity. SATA and SAS drives can also be intermixed in the S2000 for increased flexibility. The SnapSAN™ S2000 can be scaled to 192 terabytes by adding up to seven SnapServer® E2000 Expansion enclosures.

SnapServer® Network-Attached Storage Solutions
Our SnapServer® family is an ideal platform for primary or nearline storage. With a full range of appliances, from desktop systems to rackmount systems that scale to hundreds of terabytes, the SnapServer® line delivers stability and best-in-class integration with Windows, UNIX/Linux, and Macintosh environments. For virtual servers and database applications, the SnapServer® family supports iSCSI block-level access with Microsoft VSS and VDS integration to simplify Windows management. For data protection, the SnapServer® family offers RAID replication, and snapshots for point-in-time data recovery.
Rackmount Systems

•
The SnapServer® DX Series products are rack-mountable systems intended for the server room or data center. The rackmount systems provide higher performance and capacity than desktop systems, and are designed for data protection and server consolidation. The SnapServer® DX Series products support Dynamic RAID™ and traditional RAID levels 0, 1, 5, 6, and 10. The SnapServer® DX1 is a 1U server that can be configured with up to four SATA II drives, and can scale to 120 terabytes of storage capacity by adding SnapExpansion enclosures. The SnapServer® DX2 is a 2U server that can be configured with up to 12 SATA II drives, and can scale to 288 terabytes of storage capacity by adding up to seven SnapExpansion enclosures.

•
The SnapServer® N2000 is a 2U server that can be configured with up to 12 SATAII drives for up to 24 terabytes of storage capacity or 12 high performance SAS drives for up to 7.2 terabytes of storage capacity. SATA and SAS drives can also be intermixed in the SnapServer® N2000 for increased flexibility. The SnapServer® N2000 can be scaled to 144 terabytes by adding SnapServer® E2000 Expansion enclosures and supports RAID levels 0, 1, 5, 6, and 10.

Desktop System

•
The SnapServer® 210 is designed for easy set up and maintenance and is an ideal solution for branch and remote offices or departments that do not have dedicated IT personnel. These systems provide network accessible storage and cost effective data protection in a compact, portable, desktop storage unit. The SnapServer® 210 is configured with two SATA II drives for up to 4 terabytes of storage capacity and supports RAID levels 0 and 1.

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
The REO® 4600 is a 2U rackmount VTL designed for high performance, scalable backup and recovery. The REO® 4600 can be configured with 12 SATA II drives for 12 or 24 terabytes of storage capacity. The REO® 4600 can be scaled to 120 terabytes by adding up to four SnapServer® E2000 Expansion enclosures and supports RAID levels 5 and 6.
NEO® Tape-Based Backup and Long-Term Archive Solutions
Our NEO® Series Tape Libraries and Autoloaders are designed for small and medium businesses looking for simple, cost-effective data protection, or a complex enterprise environment with stringent performance and data availability requirements. We provide a complete range of high capacity, high performance, flexible tape-based solutions for data backup, recovery and archive. When combined with our SnapServer® systems, our NEO SERIES® products create a complete disk-to-disk-to-tape solution with a variety of storage capacity options. The NEO® tape solutions can accommodate up to 24 tape drives and 1,000 cartridges for maximum efficiency and data protection.

•
The NEO® S Series provides affordable, tape backup for small and medium-sized businesses. The NEO® S libraries incorporate the latest linear tape-open (“LTO”) technologies, as well as SAS and FC connectivity. The NEO® 100s is a tape drive in a compact, rack-friendly 1u form factor. The NEO® 200s is a 2U tape library that supports up to 24 cartridge slots and 2 tape drives. The NEO® 400s is a 4U tape library that supports up to 48 cartridge slots and 4 tape drives.

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

Customers
Our solution-focused product offerings are designed specifically for SMEs, SMBs, and distributed enterprises. We sell all of our products through our worldwide distributor and reseller network.

All of our products and services are designed and manufactured to address enterprise customer requirements and reliability standards. The following provides additional detail on our channels:

•
Distribution channel-Our primary distribution partners in North America include Promark Technology, Synnex Corporation, and Ingram Micro Inc. We have approximately 34 distribution partners throughout Europe and Asia. We sell through a two-tier distribution model where distributors sell our products to system integrators, VARs or DMRs, who in turn sell to end users. We support these distribution partners through our dedicated field sales force and field engineers. No distribution partner accounted for more than 10% of net revenue for fiscal 2012 and 2011.

•
Reseller channel-Our reseller channel includes systems integrators, VARs and DMRs. Our resellers frequently package our products as part of a complete data processing system or with other storage devices to deliver a complete storage subsystem. Our resellers sometimes recommend our products as replacement solutions when backup systems are upgraded or bundle our products with storage management software specific to the end user's system. We support the reseller channel through our dedicated field sales representatives, field engineers and technical support organizations.

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
The following table sets forth foreign revenue by geographic area (in thousands):

	2012	2011
Foreign revenue:
France	$7,458	$6,971
Netherlands	4,867	3,918
United Kingdom	4,201	4,991
Germany	3,741	4,599
Europe (other than UK, France, Germany and Netherlands)	3,636	6,009
Singapore	2,074	2,924
Other foreign countries	6,111	6,184
	$32,088	$35,596

Foreign revenue as a percentage of net revenue	53.8%	50.7%

We provide a full range of marketing materials for our branded products, including training videos, webinars, product specific literature and application notes. We also offer lead generation opportunities and market development funds to key channel partners. Our sales management and field engineering personnel provide support to channel partners and visit potential customer sites to demonstrate the technical advantages of its products. We maintain press relations in the United States and Europe, and we participate in national and regional trade shows worldwide.
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
In July 2011, we introduced the enhanced OverlandCare™ service offering for our entire line of disk-based and tape-based products. OverlandCare™ offers on-site service and installation options, round-the-clock phone access to solution experts, as well as proof of concept and architectural design offerings. The OverlandCare™ program strengthens our ability to provide comprehensive technical assistance on a global scale.
The following details the warranties we currently offer on our major products:

•	three-year advance replacement OverlandCare™ Level 1 limited warranty on our REO SERIES® and SnapSAN™ products;

•	three-year return-to-factory limited warranty on our SnapServer® NAS products;

•	one-year advance replacement OverlandCare™ Level 1 limited warranty on our NEO® 100s, NEO® 200s, NEO® 400s and NEO® 2000e products; and

•	one-year on-site by next business day service OverlandCare™ Level 2 limited warranty on our NEO® 4000e and NEO® 8000e products.
Research and Development
We incurred research and development costs of $8.1 million and $7.7 million in fiscal 2012 and 2011, representing 13.7% and 10.9% of net revenue, respectively. In fiscal 2012, we continued to augment our product lines by expanding our hardware platforms and feature enhancements to our software. Noteworthy product releases for fiscal 2012 included the SnapServer® DX Series with DynamicRAID™. Our plans for fiscal 2013 include hardware and software enhancements across all of our product lines. Particular areas of focus are the introduction of the next generation SnapSAN solutions, Scale-out NAS products, cloud capabilities and enterprise storage software.
Manufacturing and Suppliers
We perform product assembly, integration and testing at our manufacturing facility in San Diego, California. We purchase servers, tape drives, chassis, printed circuit boards, integrated circuits, and all other major components from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components which meet technical specifications and volume requirements. We actively monitor these suppliers but we are subject to substantial risks associated with the performance of our suppliers. For certain components, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier. See “If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations” under the heading “Risk Factors” in Part I, Section 1A of this report. We had $0.1 million of firm backlog orders at June 30, 2012 and 2011.

We have occupied our current headquarters and manufacturing facility since March 2002. On July 1, 2010, we modified our San Diego headquarters lease and reduced our facility by one building, or 67,285 square feet, which proportionally reduced our monthly base rent and share of facility expenses. The San Diego headquarters is subject to a 12-year lease with one five-year extension option. Currently, we have the capacity to support unit production levels several times greater than the current rate of production. In order to accommodate normal business fluctuations and control staffing levels carefully to meet customer requirements at any time, we augment our direct labor force by employing temporary staff from time to time.
Competition
The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, research and development and marketing resources. In the tape automation market, we believe our primary competitors are Dell Inc. (“Dell”), Hewlett-Packard Company, Spectra Logic and Quantum Corporation. Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high.
Our primary disk-based platform competitors are EMC Corporation (both branded EMC and Iomega division), NetGear, Inc., NetApp, Inc., HP, IBM, and Dell. Key competitive factors in these markets include performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements and total value of ownership. Barriers to entry for disk-based backup products are low.
The markets for all of our products are characterized by significant price competition and we anticipate that our products will continue to face price pressure.
Proprietary Rights
General — We presently hold 33 United States patents and we have eight United States patents pending. In general, these patents have a 20-year term from the first effective filing date for each patent. The patents that are material to our business will begin to expire in November 2015. We also hold a number of foreign patents and patent applications for certain of our products and technologies. These rights, however, may not prevent competitors from developing products substantially equivalent or superior to our products. In addition, our present and future patents may be challenged, invalidated or circumvented, reducing or eliminating our proprietary protection. We continue to be diligent about maintaining our patent portfolio and monitoring potential infringement of our patents.
VR2® Technology — We have entered into various intellectual property licensing agreements relating to our VR2® technology. These agreements require the payment of royalty fees based on sales by licensees of products containing our VR2® technology.
Employees
As of June 30, 2012, we had 184 full-time employees and 3 part-time employees, including 79 in sales and marketing, 33 in research and development, 50 in manufacturing and operations and 25 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the employees and we believe that our relationship with our employees is good.
Financial Information about Segments and Geographic Areas
We operate our business in one reportable segment. For information about our revenues from external customers, measures of profits, losses and total assets, and our revenues from external customers and long-lived assets broken down by geographic area, see Note 1 (Operations and Summary of Significant Accounting Policies-“Segment Data” and “Information about Geographic Areas”) to our consolidated financial statements.

Recent Developments
In July 2012, we released the SnapSAN™ 3000 for midrange businesses, and the SnapSAN™ 5000 for the enterprise, which replaced the SnapSAN™ S2000. Both systems are highlighted by features like thin provisioning, volume cloning, synchronous and asynchronous remote replication, snapshots and disk spin down for reduced power consumption. The SnapSAN™ 5000 offers additional performance, SSD integration for caching and policy-based tiering, and performance analysis, tuning and compliance tools.
In August 2012, we announced that Randy Gast joined us as Senior Vice President of Strategic Alliances and Client Services.
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
We have projected that cash on hand, combined with available borrowings under our credit facility, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including, but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes to the historical timing of collecting accounts receivable could have a material adverse impact on our ability to access the level of funding necessary to continue our operations at current levels. If any of these events occur or if we are not able to secure additional funding, we may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
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
We urge you to review the additional information about our liquidity and capital resources in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this report. If we cease to continue as a going concern due to lack of available capital or otherwise, you may lose your entire investment in our company.

We have a history of net losses. We expect to continue to incur net losses for some time and we may not achieve or maintain profitability.
We have incurred significant operating losses in our last seven fiscal years and we anticipate continued losses during fiscal 2013. As of June 30, 2012, we had an accumulated deficit of $112.7 million. To return to profitability we will need to maintain or increase revenue, increase gross profit margins and improve our operating model. We may also need to implement additional cost reduction efforts across our operations as discussed below.
Our financial condition and the “going concern” opinion from our independent registered public accounting firm may negatively impact our business.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Such report, and our financial condition and history of net losses, could cause current or potential customers to defer new orders with us or to select other suppliers, and may cause suppliers to require terms that are unfavorable to us.
We may need to implement additional cost reduction efforts across our operations.
In 2010, we implemented cost reduction efforts, including reductions in our worldwide workforce. There can be no assurance that our cost reduction efforts will be successful and we may need to implement additional cost reduction initiatives, such as further reductions in the cost of our workforce and/or suspending or curtailing planned programs, either of which could materially harm our business, results of operations and future prospects.
We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of, or deterioration in, our relationship with one or more of our distributors or resellers could negatively affect our operating results.
We sell all of our branded products through our network of distributors, VARs and DMRs, who in turn sell our products to end users. In fiscal 2012 and 2011, we had no distributors that accounted for more than 10% of our sales. The long-term success of any of our distributors or resellers is difficult to predict, and we have no purchase commitments or long-term orders from any of them to assure us of any baseline sales through these channels. Most of our distributors and resellers also carry competing product lines that they may promote over our products. A distributor or reseller might not continue to purchase our products or market them effectively, and each determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Our operating results could be adversely affected by a number of factors, including, but not limited to:

•	a change in competitive strategy that adversely affects a distributor's or reseller's willingness or ability to stock and distribute our products;

•	the reduction, delay or cancellation of orders or the return of a significant amount of our products;

•	the loss of one or more of our distributors or resellers; and

•	any financial difficulties of our distributors or resellers that result in their inability to pay amounts owed to us.

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
We have granted security interests over certain of our assets in connection with our credit facility and we may grant additional security interests to secure future borrowings. If we are unable to satisfy our obligations under these arrangements, we could be forced to sell certain assets that secure these loans, which could have a material adverse effect on our ability to operate our business. In the event we are unable to maintain compliance with covenants set forth in these arrangements or if these arrangements are otherwise terminated for any reason, it could have a material adverse effect on our ability to access the level of funding necessary to continue operations at current levels. If any of these events occur, management may be forced to make further reductions in spending, further extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
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
The success of our SnapServer® family of disk-based products is uncertain and subject to significant risks that could have a material adverse effect on our business, results of operations, financial position and liquidity. We must commit significant resources to sustain these products and will continuously need to update and upgrade them to stay competitive. Any delay in the commercial release of new or enhanced disk-based products could result in a significant loss of potential revenue and may adversely impact the market price of our common stock. Furthermore, if our disk-based products do not achieve market acceptance or success, then the association of our brand name with these products may adversely affect our reputation and sales of other products, diluting the value of our brand name.

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

In August and October 2010, we filed patent infringement lawsuits in the United States District Court for the Southern District of California and United States International Trade Commission (“ITC”), respectively, against various parties. Both lawsuits claim infringement of two of our United States patents, Nos. 6,328,766 and 6,353,581.
In November 2011, we entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which we released all claims we had against Dell and IBM in the United States District Court for the Southern District of California and at the ITC. However, our infringement case against BDT AG and its affiliates continues.
In July 2012, the ITC released the public version of the Initial Determination, which finds that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination finds no infringement of United States Patent No. 6,353,581. The ITC may review and modify the Initial Determination, which is not a final determination of the ITC action. The ITC's Final Determination in the investigation is expected by October 22, 2012. See “Item 3. Legal Proceedings” for additional information on the patent litigation lawsuits.
In June 2012, we filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. See “Item 3. Legal Proceedings” for additional information on these patent litigation lawsuits.
In August 2012, Quantum Corporation filed counterclaims against us in the United States District Court for the Southern District of California action, alleging trademark infringement and unfair competition claims, and infringement of United States Patent Nos. 5,491,812, 6,542,787, 6,498,771 and 5,925,119 by our products. Quantum is seeking monetary damages from us and injunctive relief.
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
The failure to attract, hire, retain and motivate key personnel could have a significant adverse impact on our operations.
Our business is dependent on our ability to attract, hire, retain and motivate talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including competition for such highly skilled personnel; fluctuations in global economic and industry conditions; changes in our management or leadership; competitors' hiring practices; and the effectiveness of our compensation programs. Additionally, we have experienced a prolonged period of operating losses and declines in our stock price and cash position, which have affected and may continue to affect employee morale and retention. Turnover, particularly among senior management, may also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. We cannot guarantee that we will successfully attract or retain the management we need, or be able to maintain an optimal workforce size. Any inability to attract, hire, retain or motivate such personnel or to address manpower constraints could materially adversely affect our results of operations, financial position or cash flows. We do not currently maintain any key-man insurance for any of our employees.
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
The markets that we serve are volatile and subject to market shifts that we may be unable to anticipate. A slowdown in the demand for workstations, mid-range computer systems, networks and servers could have a significant adverse effect on the demand for our products in any given period. In the past, we have experienced delays in the receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. Our customers may cancel or delay purchase orders for a variety of reasons, including, but not limited to, the rescheduling of new product introductions, changes in our customers' inventory practices or forecasted demand, general economic conditions affecting our customers' markets, changes in our pricing or the pricing of our competitors, new product announcements by us or others, quality or reliability problems related to our products, or selection of competitive products as alternate sources of supply. In particular, our ability to forecast sales to distributors, VARs and DMRs is especially limited because these customers typically provide us with relatively short order lead times or are permitted to change orders on short notice. Because a large portion of our sales is generated by our European channel, our first fiscal quarter (July through September) results of operations are often impacted by seasonally slow European orders, reflecting the summer holiday period in Europe. None of our customers is obligated to purchase a specific amount of our products.
Our financial results have fluctuated and will continue to fluctuate quarterly and annually based on, among others, the following factors:

•	changes in customer mix;

•	increases in the cost of, or limitations on, the availability of materials;

•	fluctuations in average selling prices;

•	changes in product mix;

•	increases in costs and expenses associated with the introduction of new products; and

•	currency exchange fluctuations.
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

We plan to replace our Enterprise Resource Planning (“ERP”) System within the next year. This will be expensive and may be disruptive to our business.
Our ERP system is 15 years old, and we plan to replace it within the next year. Transitioning to a new ERP system will be expensive and time consuming, and our business and results of operations may be materially and adversely affected if problems occur during the transition. In addition, we have modified our current ERP system significantly during its term of use and it is possible that we will experience a significant system failure before we replace it. Any such failure may materially and adversely affect our business, liquidity, results of operations and financial position.
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
We do not currently engage in foreign currency hedging activities and, therefore, we are exposed to some level of currency risk. While essentially all of our sales in international markets are denominated in U.S. dollars, our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation. Exchange rate transactions resulted in a net gain of $0.2 million during fiscal 2012.
We have made a number of acquisitions in the past and we may make acquisitions in the future. The failure to successfully integrate acquisitions and successfully complete product development and launch of the related products could harm our business, financial condition and operating results.
We have in the past and may in the future make acquisitions of complementary businesses, products or technologies as we implement our business strategy. Mergers and acquisitions involve numerous risks, including liabilities that we may assume from the acquired company, difficulties in completion of in-process product development and assimilation of the operations and personnel of the acquired business, the diversion of management's attention from other business concerns, risks of entering markets in which we have no direct prior experience, and the potential loss of key employees of the acquired business.
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
The market price of our common stock has experienced significant fluctuations since it commenced trading in February 1997, and may continue to fluctuate significantly in the future. Many factors could cause the market price of our common stock to fluctuate, including, but not limited to:

•	our ability to meet our working capital needs;

•	announcements concerning us, our competitors, our customers or our industry;

•	changes in earnings estimates by analysts;

•	purchasing decisions of significant customers;

•	quarterly variations in operating results;

•	the introduction of new technologies or products by us or our competitors;

•	changes in product pricing policies by us or our competitors;

•	the terms of any financing arrangements we enter into; and

•	changes in general economic conditions.
In addition, stock markets have generally experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.
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
We own no real property and we currently lease all facilities used in our business. Our headquarters is located in San Diego, California, where we lease a 91,300 square foot facility in a light industrial complex. The lease expires in February 2014 and may be renewed for one additional five-year period. This facility houses manufacturing, repair services, research and development, technical support, and administrative functions.
We lease a 20,777 square foot facility in San Jose, California. The lease expires in May 2017 and can be renewed for one additional five-year period. The San Jose facility houses research and development, technical support, sales and marketing, and administrative functions.
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
In August 2010, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc. and BDT-Solutions GmbH. In October 2010, we filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; Dell; and IBM. Also in October 2010, we filed a complaint for patent infringement with the United States International Trade Commission (“ITC”) against the same defendants. Both lawsuits claim infringement of two of our United States patents, Nos. 6,328,766 and 6,353,581. The complaints broadly claimed infringement by BDT's products, and they specifically identify BDT's FlexStor II® product line as infringing our patents. The complaints also claimed infringement by Dell Inc. and IBM products that are manufactured by BDT based on the FlexStor II®. The Southern District of California case has been stayed to allow the ITC case to move forward first. The ITC instituted the case on November 18, 2010 (Investigation No. 337-TA-746). The trial for such case began on August 29, 2011 and ended on September 7, 2011.
In November 2011, we entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which we released all claims we had against IBM and Dell in connection with the patent infringement lawsuits we had filed in the United States District Court for the Southern District of California and at the ITC against BDT AG and certain of its affiliates, Dell and IBM. However, our infringement case against BDT AG and its affiliates continues and in June 2012, the Chief Administrative Law Judge of the ITC issued a public notice of the Initial Determination affirming that both of our asserted patents are valid, but that BDT did not violate Section 337 of the Tariff Act of 1930. In July 2012, the ITC released the public version of the Initial Determination, which finds that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination finds no infringement of United States Patent No. 6,353,581.
We petitioned the full Commission of the ITC for a review of some of the Initial Determination findings. The Commission has decided to review in part the Initial Determination on its merits and the Commission is expected to issue its decision in a final determination by October 22, 2012. Upon completion of the ITC case, we plan to pursue monetary damages against BDT in district court.

In June 2012, we filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. In these lawsuits we have asserted claims of infringement on one or both of the following United States Patent Nos. owned by us: 6,328,766 and 6,353,581, against the following defendants: Quantum Corporation, based in San Jose, California; Spectra Logic Corporation, based in Boulder, Colorado; PivotStor, Inc., based in Irvine, California; Qualstar Corporation, based in Simi Valley, California; Tandberg Data GmbH, based in Germany; Tandberg Data Corp., based in Westminster, Colorado; and Venture Corporation Limited, based in Singapore.
In August 2012, Quantum Corporation filed counterclaims against us in the United States District Court for the Southern District of California action, alleging trademark infringement and unfair competition claims, and infringement of United States Patent Nos. 5,491,812, 6,542,787, 6,498,771 and 5,925,119 by our products. Quantum is seeking monetary damages from us and injunctive relief.

Item 4.	Mine Safety Disclosures.
Not Applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the NASDAQ Capital Market under the symbol “OVRL.” As of August 31, 2012, there were approximately 53 shareholders of record.

	Sales Prices
	High	Low
Fiscal Year 2012:
Fourth quarter	$2.39	$1.18
Third quarter	$2.80	$1.91
Second quarter	$2.60	$2.04
First quarter	$3.24	$2.00
Fiscal Year 2011:
Fourth quarter	$2.82	$1.99
Third quarter	$2.50	$1.32
Second quarter	$1.65	$1.13
First quarter	$2.02	$1.37
The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. We have not paid any cash dividends on our common stock for our two most recent fiscal years and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.
Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs and operating expenses; our ability to achieve the intended cost savings and maintain quality with our new manufacturing partner; our ability to generate cash from operations; the ability of our suppliers to provide an adequate supply of components for our products at prices consistent with historical prices; our ability to raise outside capital and to repay our debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to maintain the listing of our common stock on the NASDAQ Capital Market; customers', suppliers' and creditors' perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth under the heading “Risk Factors” in Part I, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements.
We are a trusted global provider of unified data management and data protection solutions designed to enable small and medium enterprises (“SMEs”), distributed enterprises, and small and medium businesses (“SMBs”) to anticipate and respond to data storage requirements. Whether an organization's data is locally or globally based, our solutions consolidate and protect data for easy and cost-effective management of different tiers of information. We enable companies to expend fewer resources on information technology (“IT”) allowing them to focus on being more responsive to the needs of their customers.
We develop and deliver a comprehensive solution set of award-winning products and services for storing data throughout the organization and during the entire data lifecycle. Our SnapServer® product is a complete line of network attached storage (“NAS”) products, and our SnapSAN™ products are storage area network (“SAN”) solutions designed to ensure primary and secondary data is accessible and protected regardless of its location. Our SnapServer® and SnapSAN™ solutions are available with backup, replication and mirroring software in highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO SERIES® and REO SERIES® libraries are tape and virtual tape solutions designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.
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
Generation of revenue. We generate the majority of our revenue from sales of our data protection products. The balance of our revenue is provided by selling maintenance contracts and rendering related services, and earning royalties on our licensed technology. The majority of our sales are generated from sales of our branded products through a worldwide channel, which includes systems integrators and VARs.
Business Transition. During the fourth quarter of fiscal 2011, we fulfilled all our obligations for supply of tape libraries to our sole OEM customer; however, we will continue to provide spare parts and services under the agreement. In fiscal 2012, revenue from our sole OEM customer decreased by 23.2% compared to fiscal 2011. OEM product revenue, including spare parts, accounted for 3.9% and 10.3% of sales in fiscal 2012 and 2011, respectively. OEM total revenue accounted for 17.0% and 18.8% of net revenues in fiscal 2012 and 2011, respectively.
We reported net revenue of $59.6 million for fiscal 2012, compared with $70.2 million for fiscal 2011. The decline in net revenue resulted in a net loss of $16.2 million, or $0.66 per share, for fiscal 2012 compared with a net loss of $14.5 million, or $0.94 per share, for fiscal 2011.
Intellectual property rights. In August and October 2010, we filed patent infringement lawsuits in the United States District Court for the Southern District of California and United States International Trade Commission (“ITC”), respectively, against various parties. Both lawsuits claim infringement of two of our United States patents, Nos. 6,328,766 and 6,353,581.
In November 2011, we entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which we released all claims we had against Dell and IBM in the United States District Court for the Southern District of California and at the ITC. However, our infringement case against BDT AG and its affiliates continues.
In July 2012, the ITC released the public version of the Initial Determination, which finds that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination finds no infringement of United States Patent No. 6,353,581. We petitioned the full Commission of the ITC for a review of some of the Initial Determination findings. The Commission has decided to review in part the Initial Determination on its merits and the Commission is expected to issue its decision in a final determination by October 22, 2012. See “Item 3. Legal Proceedings” for additional information on the patent litigation lawsuits.
In June 2012, we filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. See “Item 3. Legal Proceedings” for additional information on these patent litigation lawsuits.
In August 2012, Quantum Corporation filed counterclaims against us in the United States District Court for the Southern District of California action, alleging trademark infringement and unfair competition claims, and infringement of United States Patent Nos. 5,491,812, 6,542,787, 6,498,771 and 5,925,119 by our products. Quantum is seeking monetary damages from us and injunctive relief.
Liquidity and capital resources. At June 30, 2012, we had a cash balance of $10.5 million, compared to $10.2 million at June 30, 2011. In fiscal 2012, we incurred a net loss of $16.2 million. During the third quarter of fiscal 2012, we sold an aggregate of 3,640,000 shares of our common stock for gross proceeds of approximately $7.3 million and net proceeds of approximately $6.6 million. In August 2011, we entered into a credit facility that provides for an $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the remainder of calendar year 2012 as we continue to reshape our business model and further improve operational efficiencies.

Management has projected that cash on hand, combined with available borrowings under our credit facility, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
As of June 30, 2012, we had working capital of $7.4 million, reflecting decreases in current assets and current liabilities of $2.1 million and $0.8 million, respectively, during fiscal 2012. The decrease in current assets is primarily attributable to a $1.8 million decrease in accounts receivable due to lower sales, and a $1.9 million decrease in other current assets primarily due to a decrease in prepaid service contracts. These decreases were offset by a $1.2 million increase in inventory due to significant purchases at fiscal year end for the first quarter of fiscal 2013 product sales, and $0.3 million increase in cash. The decrease in current liabilities is primarily attributable to a $0.9 million decrease in the fair value of an equity award, offset by a slight increase in accounts payable and accrued liabilities related to operating activities.
Industry trends. We estimate that the cost of managing digital assets is four times the cost of acquiring storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives, high performance SAS (Serial Attached SCSI) and Solid State Drives (“SSDs”) drives. IDC estimates that the total NAS market will grow at approximately 9.1% through 2015, and the growth rate for NAS storage systems in price bands up to $15,000, where our SnapServer® solutions lie, is estimated to be 17.3%. According to IDC, tape storage still constitutes approximately 7.3% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 31.4% and 37.7% of our revenue during fiscal 2012 and 2011, respectively.
Recent Developments
In July 2012, we released the SnapSAN™ 3000 for midrange businesses, and the SnapSAN™ 5000 for the enterprise, which replaced the SnapSAN™ S2000. Both systems are highlighted by features like thin provisioning, volume cloning, synchronous and asynchronous remote replication, snapshots and disk spin down for reduced power consumption. The SnapSAN™ 5000 offers additional performance, SSD integration for caching and policy-based tiering, and performance analysis, tuning and compliance tools.
In August 2012, we announced that Randy Gast joined us as Senior Vice President of Strategic Alliances and Client Services.
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

Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. The footnotes to our consolidated financial statements also include disclosure of significant accounting policies. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our critical accounting policies and estimates that require the most significant judgment are discussed further below.
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
Allowance for Doubtful Accounts
We estimate our allowance for doubtful accounts based on an assessment of the collectibility of specific accounts and the overall condition of the accounts receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, we analyze specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers' payment terms and/or patterns. If the financial condition of our customers were to deteriorate, impairing their ability to make additional payments, then we may need to make additional allowances. Likewise, if we determine that we could realize more of our receivables in the future than previously estimated, we would adjust the allowance to increase income in the period we made the determination. We review the allowance for doubtful accounts on a quarterly basis and record adjustments as considered necessary. Generally, our allowance for doubtful accounts is based on specific identification. If we fail to identify an account as doubtful, or if we identify an account as uncollectible that is later collected, our results could vary.

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
A 10% change in our share-based compensation for the year ended June 30, 2012 would have affected our net loss by $0.5 million.
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

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Fiscal Year
	2012	2011
Net revenue	100.0%	100.0%
Cost of revenue	67.9	69.8
Gross profit	32.1	30.2
Operating expenses:
Sales and marketing	27.1	23.4
Research and development	13.7	10.9
General and administrative	19.9	18.2
	60.7	52.5
Loss from operations	(28.6)	(22.3)
Other income (expense), net	1.5	1.9
Loss before income taxes	(27.1)	(20.4)
Provision for (benefit from) income taxes	0.1	0.4
Net loss	(27.2)%	(20.8)%

A summary of the sales mix by product follows:

	Fiscal Year
	2012	2011
Tape-based products:
NEO Series®	31.4%	37.6%
ARCvault® family	—	0.1
	31.4	37.7
Disk-based products:
REO Series®	1.8	2.2
SnapServer®	16.7	15.8
	18.5	18.0
Service	40.7	34.5
Spare parts and other	9.3	9.6
VR2®	0.1	0.2
	100.0%	100.0%

Fiscal 2012 Compared with Fiscal 2011
Net Revenue. Net revenue decreased to $59.6 million during fiscal 2012 from $70.2 million during fiscal 2011, a decrease of $10.6 million, or 15.1%. The decline was due to lower revenue from our Overland branded products primarily as a result of decreased sales volumes in our taped-based and disk-based products sold in the Americas and EMEA. In addition, decreased revenues from our sole OEM customer represented approximately 29.0% of the overall decrease in revenues, as a result of the fulfillment of all our obligations for the supply of tape libraries in the fourth quarter of fiscal 2011.
Product Revenue
Net product revenue decreased to $35.2 million during fiscal 2012 from $45.7 million during fiscal 2011. The decrease of approximately $10.5 million, or 23.0%, was primarily associated with (i) a decrease of $4.2 million in OEM revenue related to the fulfillment of our obligations under the product supply portion of an agreement with our sole OEM customer, (ii) $3.5 million decrease in sales of our NEO® products, (iii) $1.2 million decrease in sales of our SnapServer® products, (iv) $1.1 million decrease in sales of spare parts, and (v) $0.4 million decrease in sales of our REO® products. The decrease in sales of our SnapServer® products was primarily attributable to two factors: (i) we increased the selling price of our SnapServer® products as a result of the increased cost of disk drives due to the severe flooding in Thailand in October 2011, which negatively impacted short-term demand for these products; and (ii) the production ramp-up time for our newly launched disk-based products was longer than originally anticipated, which has caused customers to delay orders.
Service Revenue
Net service revenue was relatively constant at $24.3 million during fiscal 2012 compared to $24.2 million during fiscal 2011.
Royalty Fees
Net royalty fees decreased to $0.2 million during fiscal 2012 from $0.3 million during fiscal 2011. The decrease of $0.1 million, or 33.3%, was primarily associated with lower VR2® technology royalties. VR2® technology royalties during fiscal 2012 totaled $0.1 million compared with $0.2 million during fiscal 2011.
Gross Profit. Overall gross profit decreased to $19.2 million during fiscal 2012 compared to $21.2 million during fiscal 2011. Gross margin increased to 32.1% during fiscal 2012 from 30.2% during fiscal 2011 primarily related to the increase in higher margin service revenue as a percentage of total revenue.
Product Revenue
Gross profit on product revenue during fiscal 2012 was $4.9 million compared to $7.5 million during fiscal 2011. The decrease of $2.6 million, or 34.7%, was primarily due to the 23.0% decrease in net product revenue. Gross margin on product revenue at 13.9% for fiscal 2012 decreased from 16.5% for fiscal 2011. This decrease was primarily due to increased prices for disk drives for our disk-based products as a result of the flooding in Thailand in October 2011, as well as additional production costs incurred when we launched our new disk based products.
Service Revenue
Gross profit on service revenue during fiscal 2012 was $14.1 million compared to $13.3 million during fiscal 2011. The increase of $0.8 million, or 6.0%, was primarily due to our performing an increasing portion of service repair internally beginning the third quarter of fiscal 2011, rather than utilizing third-party vendors. Gross margin on service revenue at 58.2% for fiscal 2012 increased from 55.0% for fiscal 2011.

Sales and Marketing Expense. Sales and marketing expense in fiscal 2012 decreased to $16.2 million from $16.4 million during fiscal 2011. The decrease of $0.2 million, or 1.2%, was primarily a result of a decrease of $0.7 million in employee and related expenses associated with a decrease in the average headcount, offset by an increase of $0.3 million in public relations and advertising expense, including contractor fees, due to reductions in marketing programs and bringing previously outsourced projects in house, and an increase of $0.2 million in share-based compensation expense primarily associated with options granted to an executive officer.
Research and Development Expense. Research and development expense in fiscal 2012 increased to $8.1 million from $7.7 million during fiscal 2011. The increase of $0.4 million, or 5.2%, was primarily a result of an increase of $0.3 million in development expense associated with new product development, and an increase of $0.1 million in share-based compensation expense primarily associated with options granted to an executive officer.
General and Administrative Expense. General and administrative expense in fiscal 2012 decreased to $11.8 million from $12.7 million during fiscal 2011. The decrease of $0.9 million, or 7.1%, was primarily a result of (i) a decrease of $1.5 million in in employee related expenses associated with a decreases in average headcount and facility costs related to the downsizing of our San Diego facility, (ii) a decrease of $0.8 million in outside contractor and audit expenses, principally for financial and accounting services, and (iii) a decrease of $0.3 million in fees as a result of the termination of our two non-OEM financing agreements. These decreases were offset by an increase of $1.6 million in share-based compensation expense primarily associated with options granted to executive officers, and an increase of $0.2 million in legal fees.
Interest Income. We generated interest income of $0.4 million during fiscal 2012 related to the recovery of accounts receivable in our foreign subsidiaries previously written off in fiscal 2003. We had no interest income in fiscal 2011.
Interest Expense. We incurred interest expense of $0.1 million and $1.1 million during fiscal 2012 and 2011, respectively. The decrease was primarily a result of the termination of our two non-OEM financing agreements. Interest expense in fiscal 2012 was related to borrowings on our credit facility.
Other Income (expense), net. During fiscal 2012, we incurred other income (expense), net, of $0.7 million of income compared with $2.5 million of income during fiscal 2011. The change of $1.8 million, or 72.0%, was primarily due to the receipt of $0.5 million in fiscal 2012 related to the recovery of accounts receivable in our foreign subsidiaries previously written off in 2003, compared to the receipt of $3.0 million in fiscal 2011 from various institutional investors in consideration for a minority ownership interest in any amounts we receive from litigation awards or settlements arising from our patent infringement lawsuits. In addition, we realized $0.2 million in foreign currency gains in fiscal 2012, compared to $0.5 million in realized foreign currency losses in fiscal 2011.
Provision for Income Taxes. During fiscal 2012, we recognized income tax expense of $0.1 million compared to $0.3 million in fiscal 2011. The decrease of $0.2 million is primarily due to a reduction in tax rate for our foreign operations.
Liquidity and Capital Resources
At June 30, 2012, we had a cash balance of $10.5 million, compared to $10.2 million at June 30, 2011. In fiscal 2012, we incurred a net loss of $16.2 million. During the third quarter of fiscal 2012, we sold an aggregate of 3,640,000 shares of our common stock for gross proceeds of approximately $7.3 million and net proceeds of approximately $6.6 million. In August 2011, we entered into a credit facility that provides for an $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the remainder of calendar 2012 as we continue to reshape our business model and further improve operational efficiencies.
As of June 30, 2012, we had working capital of $7.4 million, reflecting decreases in current assets and current liabilities of $2.1 million and $0.8 million, respectively, during fiscal 2012. The decrease in current assets is primarily attributable to a $1.8 million decrease in accounts receivable due to lower sales, and a $1.9 million decrease in other current assets primarily due to a decrease in prepaid service contracts. These decreases were offset by a $1.2 million increase in inventory due to significant purchases at fiscal year end for first quarter of fiscal 2013 product sales, and $0.3 million increase in cash. The decrease in current liabilities is primarily attributable to a $0.9 million decrease in the fair value of an equity award, offset by a slight increase in accounts payable and accrued liabilities related to operating activities.
Management has projected that cash on hand, combined with available borrowings under our credit facility, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
During fiscal 2012, we used cash in operating activities of $8.7 million, compared to $10.9 million in fiscal 2011. The use of cash during fiscal 2012 was primarily a result of our net loss of $16.2 million offset by $6.6 million in non-cash items, which were share-based compensation, depreciation and amortization. In addition, we had decreases in accounts receivable due to lower sales, offset by increases in inventory.
We used cash in investing activities of $0.9 million during fiscal 2012, compared to $0.5 million in fiscal 2011. During fiscal 2012 and 2011, capital expenditures totaled $0.9 million and $0.3 million, respectively. Such expenditures were associated with machinery and equipment to support new product introductions. During fiscal 2011, we acquired intangible assets consisting of existing technology (acquired technology) for $150,000.
We generated cash from our financing activities of $9.9 million during fiscal 2012, compared to $12.7 million during fiscal 2011. During fiscal 2012, we sold an aggregate of 3,640,000 shares of our common stock for gross proceeds of approximately $7.3 million (net proceeds of approximately $6.6 million), we drew $3.5 million on our credit facility, and received $0.7 million from the exercise of warrants and stock options, offset by $0.8 million paid for taxes for net settlement of restricted stock units. During fiscal 2011, cash generated from financing activities primarily relates to the sale of 3,376,000 shares of our common stock to certain institutional investors at $1.25 per share for gross proceeds of $4.2 million (net proceeds of $4.0 million), and the sale of 8,653,045 shares of our common stock and warrants to purchase up to 3,807,331 shares of common stock in a private placement for a total issuance price of approximately $15.3 million (net proceeds of approximately $13.8 million). During fiscal 2011, cash generated from financing activities was offset by payments totaling $0.7 million against a note payable, and repayments of $4.4 million for amounts funded under our non-OEM accounts receivable financing agreements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or significant guarantees to third parties that are not fully recorded in our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements.

Contractual Obligations
The following schedule summarizes our contractual obligations to make future payments at June 30, 2012 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations(1)	$7,256	$2,882	$3,017	$1,265	$92
Purchase obligations(2)	4,120	3,291	829	—	—
Total contractual obligations	$11,376	$6,173	$3,846	$1,265	$92
________________

(1)	Represents contractual lease obligations under non-cancelable operating leases on our San Diego, California; San Jose, California; Wokingham, England; and Paris, France facilities.

(2)
Represents purchase orders for inventory and non-inventory items entered into prior to June 30, 2012, with purchase dates extending beyond July 1, 2012. Some of these purchase obligations may be canceled.

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
Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations during fiscal 2012 and 2011 resulted in a gain of $0.2 million for fiscal 2012 and a loss of $0.5 million for fiscal 2011.

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
Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2012.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.
This report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The following table sets forth the name, age, and position of our directors. The table also sets forth the year in which each director was first elected to the Board. Directors are elected each year, and all directors serve one-year terms. As of August 31, 2012, directors are as follows:

Name of Director Nominee	Age	Director Since	Position	Committee Membership
Robert A. Degan	73	2000	Independent Director	Audit (Chairperson), Compensation and Nominating and Governance
Nora M. Denzel	50	2007	Independent Director	Audit and Compensation (Chairperson)
Joseph A. De Perio	34	2011	Independent Director	Audit
Eric L. Kelly	54	2007	President and Chief Executive Officer	None
Scott McClendon	73	1991	Executive Chairperson of the Board (Independent Director)	Compensation and Nominating and Governance (Chairperson)
Shmuel Shottan	60	2011	Independent Director	Audit and Nominating and Governance
Each of the above-listed committee members served in such capacities for all of fiscal 2012 except for Mr. McClendon, who was appointed to the Compensation Committee in August 2012, and Mr. De Perio, who was appointed to the Audit Committee in August 2012.
There are no family relationships between any of our directors or executive officers, and there are no arrangements or understandings between any of the directors and any other person pursuant to which such director was or is selected as a director.
We have a standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Robert A. Degan, Nora M. Denzel, Joseph A. De Perio, and Shmuel Shottan.
In addition to being independent under NASDAQ Marketplace Rule 5605(a)(2), all members of the Audit Committee must meet the additional independence standards for audit committee members set forth in Rule 10A-3(b)(1) of the Exchange Act and NASDAQ Marketplace Rule 5605(c)(2)(A). The Board of Directors has determined that each of Ms. Denzel and Mr. Degan qualify as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.
Biographical Information of Directors
Robert A. Degan has been a private investor since January 2000. From November 1998 to December 1999, Mr. Degan served as General Manager of the Enhanced Services & Migration Business Unit (formerly, Summa Four, Inc.) of Cisco Systems, Inc., an Internet networking company. From July 1998 to November 1998, Mr. Degan was Chairperson, President and Chief Executive Officer of Summa Four, Inc., and from January 1997 to July 1998, he served as its President and Chief Executive Officer and as a director. Mr. Degan retired from the board of directors of CaminoSoft Corp. in December 2007, FlexiInternational Software, Inc. in July 2006 and Gensym Corporation in May 2005. Mr. Degan was formerly on the research staff at Massachusetts Institute of Technology. Mr. Degan's significant prior experience as a director and Chief Executive Officer of Summa Four, along with his experience from his career in related industries and as a board member of other public technology companies, provides our Board of Directors with financial and operational expertise and analytical skills relevant to the storage industry.

Nora M. Denzel served as the Senior Vice President of payroll services at Intuit, Inc. (“Intuit”), a provider of business and financial management software, from February 2008 through August 2012. From February 2006 to January 2008, Ms. Denzel served as an independent consultant to technology companies. From August 2000 to February 2006, she held several executive level positions in technology with Hewlett-Packard Company (“HP”), a global manufacturer of computing, communications and measurement products and services, including: Senior Vice President/General Manager Software Global Business Unit (May 2002 to February 2006); Senior Vice President Adaptive Enterprise (June 2004 to May 2005); and Vice President Storage Organization (August 2000 to May 2002). Prior to HP, she served as Senior Vice President of Product Operations from February 1997 to August 2000 at Legato Systems, Inc. Since September 2011, Ms. Denzel has served on the board of directors of Saba Software, Inc., a provider of learning, people management and collaboration technologies, and also serves on the board of directors and advisory boards of several privately-held organizations. Ms. Denzel's experience at Intuit and HP, combined with her prior consulting work for technology companies, provides her with valuable knowledge of technology companies and of companies with a global presence. She is able to provide our Board of Directors with current working knowledge of business and economic trends that affect the storage industry.
Joseph A. De Perio has served as a Senior Portfolio Manager, Activist Investments and Private Equity of Clinton Group, Inc. since October 2010. Since June 2011, Mr. De Perio has been a board member of Viking Systems, Inc., a developer, manufacturer and marketer of visualization solutions for complex, minimally invasive surgery.  Since September 2011, Mr. De Perio has been the President and Vice Chairperson of ROI Acquisition Corporation. In April 2011, Mr. De Perio was elected to our Board of Directors pursuant to the terms of a purchase agreement, dated March 16, 2011 (the “Purchase Agreement”), by and among us and certain investors, including, Clinton Magnolia Master Fund, Ltd. (“CMAG”) and CMAG's investment manager, Clinton Group, Inc. (“CGI”). From December 2007 to September 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C. From June 2006 to December 2007, Mr. De Perio served as Vice President, Activist Investments and Long/Short Equity and Private Equity of the Clinton Group. Mr. De Perio's experience as an investor in public technology companies enables him to provide our Board of Directors with insights as to the perspectives of our institutional shareholder base.
Eric L. Kelly has served as our Chief Executive Officer since January 2009, our President since January 2010 and a member of our Board of Directors since November 2007. From April 2007 to January 2009, Mr. Kelly served as President of Silicon Valley Management Partners Inc., a management consulting and M&A advisory firm, which he co-founded in April 2007. From July 2004 to August 2006, Mr. Kelly was Vice President and General Manager of storage systems solutions at Adaptec, Inc. (“Adaptec”). From August 2002 to July 2004, he served as President and Chief Executive Officer of Snap Appliance, Inc., which was acquired by Adaptec in July 2004. The Snap division of Adaptec was acquired by us in June 2008. From March 2000 to June 2002, Mr. Kelly served as President, Network Systems Division of Maxtor Corporation. From 1980 to 1998, he served in executive or managerial roles with Netpower Incorporated, Diamond Multimedia Systems Incorporated, Conner Peripherals Incorporated, Marq Technologies Incorporated and IBM. Mr. Kelly's position as our President and Chief Executive Officer provides our Board of Directors with unique insight and direct access to strategic and operational information about us. His significant experience in the storage industry, including his involvement in Snap Appliance, allows him to draw on experiences and knowledge from across the storage industry and enables him to identify best practices and strategic initiatives for us.
Scott McClendon has served as the Executive Chairperson of our Board of Directors since May 2011 and, from March 2001 to May 2011, served as Chairperson of our Board of Directors. From November 2006 to August 2007, Mr. McClendon served as our interim President and Chief Executive Officer and as our President and Chief Executive Officer from October 1991 to March 2001, when he was named Chairperson of our Board of Directors, and continued as an executive officer and employee until June 2001. Mr. McClendon has been a business consultant since June 2001. Mr. McClendon was employed by HP for over 32 years in various positions in engineering, manufacturing, sales and marketing. He last served as the general manager of the San Diego Technical Graphics Division and site manager of HP in San Diego, California. Mr. McClendon is Chairperson and a director of Procera Networks, Inc., a network equipment company. Mr. McClendon's significant experience with HP, his prior tenure as our President and Chief Executive Office and his current experience as the Executive Chairperson of our Board of Directors and director of Procera provide him with a unique set of managerial, operational and strategic skills, which provides our Board of Directors insights into our challenges, opportunities and operations.

Shmuel Shottan served as Chief Technology Officer of BlueArc Corporation (“BlueArc”), a supplier of enterprise network attached storage from September 2001 to September 2011 and Senior Vice President of Engineering of BlueArc from September 2001 to April 2006. In September 2011, BlueArc was acquired by Hitachi Data Systems Corporation, a supplier of mid-range and high-end storage systems, where Mr. Shottan holds the position of Vice President of Product Operations and Technology. Prior to BlueArc, Mr. Shottan was a General Partner of Quantum Technology Ventures, a $100 million corporate venture fund. From 1995 to March 1999, Mr. Shottan served as Senior Vice President and Chief Technical Officer for Snap Appliance, which was sold to Quantum Corporation in March 1999. From March 1999 to February 2000, Mr. Shottan served as Senior Vice President of Engineering and Chief Strategy Officer for the Snap Division of Quantum. Prior to Snap, Mr. Shottan served as Vice President of Engineering and Chief Technical Officer of Parallan Computer, Inc. from 1993 to 1995. Mr. Shottan's significant experience at BlueArc and other technology companies provides our Board of Directors with valuable insight directly related to technology developments in the storage industry. His engineering background and storage experience makes him particularly well suited to understanding our technology and allows him to provide valuable perspective to our Board of Directors on new product initiatives.
Executive Officers of the Registrant
The executive officers, their ages, positions held and biographical information as of August 31, 2012, are as follows:

Name	Age	Position Held
Eric L. Kelly	54	President and Chief Executive Officer
Kurt L. Kalbfleisch	46	Senior Vice President, Chief Financial Officer and Secretary
Jillian Mansolf	46	Senior Vice President of Global Sales and Marketing
Eric L. Kelly is our President and Chief Executive Officer and a director. See the description of his business experience above under Biographical Information of Directors.
Kurt L. Kalbfleisch has 18 years of service with Overland Storage and has served as our Senior Vice President since June 2012, Chief Financial Officer since February 2008, and Secretary since October 2009. He served as our Vice President of Finance from July 2007 to June 2012. He served as our Interim Chief Financial Officer from August 2007 to February 2008.
Jillian Mansolf has served as our Senior Vice President of Global Sales and Marketing since June 2012, and prior to that as our Vice President of Worldwide Sales and Marketing since joining us in July 2009. From August 2007 to June 2009, Ms. Mansolf served as Senior Vice President of Worldwide Sales and Marketing for Data Robotics-The Makers of Drobo. From May 2006 to July 2007, she was Vice President of Worldwide Marketing & Product Management for Motion Computing, Inc., a creator of tablet personal computers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on copies of these reports provided to us and written representations that no other reports were required, we believe that these persons met all of the applicable Section 16(a) filing requirements during fiscal 2012.
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
Summary Compensation Table for Fiscal Year 2012
The following table summarizes the total compensation paid to or earned by our principal executive officer and our two other most highly compensated executive officers (referred to as our “named executive officers”) for the Company's 2012 and 2011 fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Eric L. Kelly	2012	400,000		—	—	180,000	16,260	596,260
President and Chief Executive Officer	2011	400,000		—	4,419,519	350,000	22,929	5,192,448
Kurt L. Kalbfleisch	2012	266,000		—	—	73,250	25,306	364,556
Senior Vice President, Chief Financial Officer and Secretary	2011	243,500		10,000	1,767,859	109,875	25,096	2,156,330
Jillian Mansolf	2012	326,500	(5)	—	—	9,688	29,617	365,805
Senior Vice President of Global Sales and Marketing	2011	334,095	(5)	—	1,537,980	21,275	28,214	1,921,564
_____________

(1)	The amount shown in the “Bonus” column represents a discretionary bonus awarded by the Compensation Committee for the fiscal year.

(2)
The amounts shown in the "Stock Awards" column do not reflect compensation actually received by the named executive officer. These amounts represent the fair value on the grant date of the awards granted to these officers during the applicable fiscal year. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our consolidated financial statements. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, see Note 7 to the consolidated financial statements included herein. There were no option awards granted in fiscal 2012 and 2011.

(3)
The amounts shown in the “Non-Equity Incentive Plan” column represent bonuses awarded for fiscal 2012 and 2011 pursuant to the terms of our Executive Bonus Plan and as established by the Compensation Committee for the fiscal year.

(4)
The amounts shown in the "All Other Compensation" column reflect premiums we paid on the officer's behalf for health insurance, term life insurance and certain out-of-pocket medical and wellness expenses we paid on the officer's behalf.

(5)	This amount includes sales commissions of $76,500 and $94,490 earned in fiscal 2012 and 2011, respectively.

Outstanding Equity Awards at End of Fiscal Year 2012
The following table provides information about the holdings of stock and option awards by our named executive officers outstanding at the end of fiscal year 2012.

		Option Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of units of stock that have not vested (#)		Market value of units of stock that have not vested ($)(4)
Eric L. Kelly	11/13/2007	6,000		—		5.31	11/13/2013
	12/9/2008	6,000		—		0.75	12/9/2014
	1/27/2009	299,999		—		0.78	1/27/2015
	2/18/2010	962,889	(1)	275,111	(2)	2.49	4/23/2016
	6/29/2011							1,311,154	(3)	$2,464,970

Kurt L. Kalbfleisch	8/8/2002	833		—		29.16	8/8/2012
	5/22/2006	333		—		24.09	5/22/2016
	2/18/2010	177,000	(1)	—		2.49	4/23/2016
	6/29/2011							522,633	(3)	$982,550

Jillian Mansolf	7/16/2009	40,000		—		1.65	7/16/2015
	2/18/2010	178,356	(1)	—		2.49	4/23/2016
	6/29/2011							449,516	(3)	$845,090
______________

(1)
This award was originally granted as a stock option award and was amended and reissued on June 29, 2011 as a stock appreciation rights (“SAR”) award. The purpose of the amendment and reissuance is to provide that, upon exercise, the SAR award will be settled in cash or stock, at our discretion. No other terms of the award changed.

(2)	This SAR award vests in equal monthly installments over a thirty-six month period following the grant date.

(3)
This stock award vests in six equal installments, with the first installment vesting six months after July 15, 2011 and an additional installment vesting at the end of each six-month period thereafter.

(4)
Amounts listed represent the aggregate market value of the unvested restricted stock awards held by the named executive officers based on the closing price of a share of our common stock of $1.88 on the last trading day of fiscal 2012.

Employment, Severance and Change in Control Agreements
Employment Agreements. The following describes the employment arrangements we have with our named executive officers.
Eric L. Kelly. We entered into an employment agreement with Mr. Kelly, our President and Chief Executive Officer, on June 24, 2009, which was amended and restated on June 29, 2011 (the “Kelly Agreement”). The Kelly Agreement provides for Mr. Kelly to earn a base salary of $400,000, which has been his base salary since his appointment as Chief Executive Officer on January 27, 2009. Mr. Kelly is eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by our Board of Directors or an authorized committee of our Board of Directors. His annual bonus target is 100% of the greater of $400,000 or his base salary as of the end of the applicable fiscal quarter or year in which the bonus is earned, and he has the opportunity to earn an annual bonus of up to 150% of the target bonus. If we terminate Mr. Kelly's employment without cause or he resigns for good reason, or if he dies or becomes disabled, before the end of a fiscal quarter or year, he will be eligible to receive a prorated amount of the target bonus for the fiscal quarter or year in which his employment terminates. For purposes of the Kelly Agreement, the terms “cause” and “good reason” are defined in the agreement, and a termination of employment by us without cause includes a termination by us at the end of the term then in effect. To the extent that any travel, lodging or auto expense reimbursements are taxable to Mr. Kelly, we will provide him with a tax restoration payment so that he will be put in the same after-tax position as if such reimbursements had not been subject to tax. The Kelly Agreement has a three-year term and automatically renews for additional one-year terms. We may unilaterally modify Mr. Kelly's cash compensation at any time, subject to Mr. Kelly's right to terminate his employment for good reason.
The Kelly Agreement also provides that if we terminate Mr. Kelly's employment without cause or if Mr. Kelly resigns from employment for good reason, then we will be obligated to pay him an aggregate severance payment equal to the sum of (i) 150% of the greater of his base salary then in effect or his original base salary, (ii) a portion of his target bonus prorated based on the number of days he was employed during the period on which the target bonus is based, (iii) an amount equal to the premiums he would be required to pay to continue health insurance coverage under our insurance plans for himself and his eligible dependents under COBRA for 18 months following the date of his termination, and (iv) an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 18 months following his termination (reduced by the amount of any reimbursement for COBRA premiums as described in clause (iii) above). The severance payment will be made in equal monthly installments over 18 months in accordance with our regular payroll practices. In addition, Mr. Kelly will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards that would otherwise have vested during the 12-month period following his termination. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change in control. The severance benefits described above are contingent upon Mr. Kelly providing us with a general release of all claims.
Kurt L. Kalbfleisch. We entered into an employment and severance agreement with Mr. Kalbfleisch, our Senior Vice President of Finance, Chief Financial Officer and Corporate Secretary on September 29, 2009, which was amended and restated on June 29, 2011 (the “Kalbfleisch Agreement”). The Kalbfleisch Agreement provides for Mr. Kalbfleisch to earn a base salary of $266,000 which was effective in May 2011. Prior to that time Mr. Kalbfleisch earned a base salary of $240,000. Mr. Kalbfleisch is eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by our Board of Directors or an authorized committee of our Board of Directors. If we terminate Mr. Kalbfleisch's employment without cause or he resigns his employment for good reason before the end of a fiscal quarter or year, he will be eligible to receive a prorated amount of the target bonus for the fiscal quarter or year in which his employment terminates. For purposes of the Kalbfleisch Agreement, the terms “cause” and “good reason” are defined in the agreement, and a termination of employment by us without cause includes a termination by us at the end of the term then in effect. The Kalbfleisch Agreement has a three-year term and automatically renews for additional one-year terms. We may unilaterally modify Mr. Kalbfleisch's cash compensation at any time, subject to Mr. Kalbfleisch's right to terminate his employment for good reason.

The Kalbfleisch Agreement provides that if we terminate Mr. Kalbfleisch's employment without cause or if Mr. Kalbfleisch resigns from employment for good reason, we will be obligated to pay him an aggregate severance payment equal to the sum of (i) the greater of his annual base salary then in effect or his original base salary of $266,000, (ii) a portion of any target bonus prorated based on the number of days he was employed during the period on which the target bonus is based, (iii) an amount equal to the premiums he would be required to pay to continue health insurance coverage under our insurance plans for himself and his eligible dependents under COBRA for 12 months following the date of his termination, and (iv) an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 12 months following his termination (reduced by the amount of any reimbursement for COBRA premiums as described in clause (iii) above). The severance payment will be made in equal monthly installments over the 12 months following termination of employment. In addition, Mr. Kalbfleisch will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards that would otherwise have vested during the 12-month period following his termination. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change in control. If such a termination of employment occurs within two years following a change in control of our company, then the severance benefits will generally be the same as described above except that the cash severance will paid in a single lump sum on the sixtieth day after termination of employment and Mr. Kalbfleisch will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards. The severance benefits described above are contingent upon Mr. Kalbfleisch providing us with a general release of all claims.
Jillian Mansolf. As our Senior Vice President of Global Sales and Marketing, Ms. Mansolf is an at-will employee and her employment may be terminated by us for any reason, with or without notice. Prior to May 2011, Ms. Mansolf earned an annual salary of $238,000, was eligible for quarterly commission earnings of up to $25,500 for a total compensation package equal up to $340,000 annually. Ms. Mansolf currently earns an annual salary of $250,000 and is eligible for quarterly commission earnings of $25,500, for a total annual compensation package of up to $352,000. Ms. Mansolf is also eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by our Board of Directors or an authorized committee of our Board of Directors. Ms. Mansolf's offer letter provides that if her employment is terminated by us without cause she is eligible to receive severance benefits consisting of six months of base salary plus earned commissions and twelve months of continued health benefits coverage.
Retention Agreements. The following describes the severance arrangements we have with our named executive officers in the case of a change of control. For these purposes, the terms “cause,” “good reason,” and “change in control” are defined in each executive's retention agreement.
Eric L. Kelly. On June 24, 2009, we entered into a retention agreement with Mr. Kelly, which provides that he will receive a lump sum severance payment if, within 60 days before or two years following a change of control of our company, his employment is terminated by us without cause or he resigns for good reason. The severance payment will equal 150% of the sum of Mr. Kelly's base salary at the time of the consummation of the change of control or termination date or $400,000, whichever is higher, plus any annual target bonus. The retention agreement provides that (i) if Mr. Kelly elects to continue insurance coverage as provided by COBRA, we will reimburse him for an amount equal to the premiums he would be required to pay to continue health insurance coverage under our insurance plans for himself and his eligible dependents under COBRA for 18 months following the date of his termination, and (ii) we will reimburse him for an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 18 months following his termination (reduced by the amount of any reimbursements for COBRA premiums as described in clause (i) above). We are required to reimburse Mr. Kelly for the estimated costs of these benefits in one lump sum payment on his termination date. In addition, Mr. Kelly will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change of control. The consideration payable to Mr. Kelly under the retention agreement is contingent upon him providing us a general release of claims. If any portion of any payment under the retention agreement would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then that payment will be reduced to an amount that is one dollar less than the threshold for triggering the tax imposed by Section 4999 of the Internal Revenue Code.
Jillian Mansolf. We entered into a retention agreement with Ms. Mansolf effective July 13, 2009. This agreement generally provides that Ms. Mansolf will receive a lump sum severance payment if, within two years of the consummation of a change of control of our company, her employment is terminated without cause or she resigns with good reason. These severance payments are based on Ms. Mansolf's base salary and target commission at the time of the consummation of the change of control or the termination date, whichever is higher, plus her target bonus for the year before the consummation of the change of control. The agreement provides that, upon a qualifying termination in connection with a change of control, Ms. Mansolf is entitled to receive an amount equal to her annual base salary, target commissions plus target bonus. If any portion of any payment under the retention agreement would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then that payment will be reduced to an amount that is one dollar less than the threshold for triggering the tax imposed by Section 4999 of the Internal Revenue Code. The agreement also provides that if Ms. Mansolf elects to continue health insurance coverage as provided by COBRA, we would reimburse her for the amount of the premiums incurred by her for 12 months following the termination date. The consideration payable to Ms. Mansolf under the retention agreement is contingent upon her providing us a general release of claims.
Equity Awards Granted in Fiscal 2012
There were no equity awards granted to our named executive officers during fiscal 2012.
Executive Bonus Plan
In September 2010, the Compensation Committee approved an Executive Bonus Plan (“Bonus Plan”), which provides bonus opportunities for selected employees of the Company, including each of our executive officers. Each participant in the Bonus Plan is assigned a target bonus percentage that is expressed as a percentage of the participant's base salary for the applicable bonus period (“Bonus Period”). Bonuses are payable based upon our attainment of one or more performance goal(s) for revenue, gross profit, operating income, operating expenses and/or earnings per share as approved by the Compensation Committee for the applicable Bonus Period. The Compensation Committee may establish minimum, target and/or maximum performance goals for one or more of these performance metrics. The Compensation Committee establishes target bonus amounts for each Bonus Period and also establishes the percentage of the total bonus that will be determined based on our performance and the percentage of the total bonus that will be determined based on individual performance and, as applicable, the performance goals that will be used to determine a participant's individual performance for the Bonus Period. The Bonus Plan is effective for each fiscal year unless and until otherwise determined by the Compensation Committee.
For fiscal 2012, the Compensation Committee established performance goals for our revenue growth and gross operating expenses. The named executive officers' target bonuses for fiscal 2012 (expressed as a percentage of the executive's annual base salary) were as follows: Mr. Kelly-100%; Mr. Kalbfleisch-50%; and Ms. Mansolf-10%. (Ms. Mansolf's participation in the Bonus Plan is in addition to her opportunity to be awarded sales commissions under her employment agreement as described above.) The bonuses awarded to each named executive officer under the Bonus Plan for fiscal 2012 are reported in the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table for Fiscal 2012” above.

401(k) Plan
In February 1994, we adopted our On-Track 401(k) Savings Plan that covers all of our eligible employees who are at least 21 years old. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer up to 60% of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. However, our named executive officers qualify as highly compensated employees and may only elect to defer up to 8.5% of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. Our 401(k) plan also has a catch up contribution feature for employees aged 50 or older (including those who qualify as highly compensated employees) who can defer amounts over the statutory limit that applies to all other employees. In October 2008, we suspended the matching by us of contributions made by participants under our 401(k) plan.
Director Compensation Table for Fiscal Year 2012
The following table provides compensation information for each individual who served on our Board of Directors during fiscal 2012 and was not employed by us or one of our subsidiaries (“non-employee directors”). See “Summary Compensation Table for Fiscal 2012” above for information related to the compensation of Mr. Kelly who was a director in fiscal 2012 and who also served as an executive officer during the fiscal year.

Name	Fees earned or paid in cash	Option awards(1)(2)(3)	Total
Joseph De Perio	$40,000	$31,946	$71,946
Robert A. Degan	$40,000	$31,946	$71,946
Nora M. Denzel	$40,000	$31,946	$71,946
Scott McClendon	$50,000	$31,946	$81,946
Shmuel Shottan	$40,000	$31,946	$71,946
______________

(1)
The amounts shown in this column do not reflect compensation actually received by the non-employee director. These amounts represent the fair value on the grant date of the awards granted to the directors during fiscal 2012. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our consolidated financial statements. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, see Note 7 to the consolidated financial statements.

(2)
The amounts in this column represent the fair value on the grant date of stock option awards granted on June 4, 2012 to each non-employee director, in exchange for the cancellation of the unvested restricted stock awards granted to the director on May 10, 2011. Each of the canceled restricted stock awards had a fair value on the May 2011 grant date of $50,000. There were no stock awards granted in fiscal 2012.

(3)
At the end of fiscal 2012, the number of shares subject to outstanding option awards for each non-employee director were as follows: Mr. De Perio-22,728; Mr. Degan-85,816; Ms. Denzel-57,150; Mr. McClendon-93,149; and Mr. Shottan-22,728. The number of shares subject to outstanding stock awards were as follows: Mr. De Perio-0; Mr. Degan-0; Ms. Denzel-0; Mr. McClendon-565,869; and Mr. Shottan-0.

Overview of Non-Employee Director Compensation and Procedures
We compensate non-employee directors through cash and equity-based compensation. Each non-employee director receives an annual retainer of $40,000 payable quarterly. The Executive Chairperson of the Board of Directors receives an additional $10,000 retainer annually. No additional fees are paid for attendance at meetings of the Board of Directors or committees. We also reimburse expenses incurred by non-employee directors to attend meetings.
In addition to the above fees, each non-employee director receives an annual equity award with a grant date fair value of $50,000 (based on the assumptions used to value equity awards for purposes of our financial reporting). These equity awards generally vest one year from the grant date and, in the case of options and similar awards, have a per share exercise price equal to the fair market value of our common stock on the grant date, and a maximum exercise term of six years. In August 2012, each non-employee director, except for the Executive Chairperson, received an annual equity award in the form of an option to purchase 40,000 shares of our common stock.
In May 2011, Ms. Denzel and Messrs. De Perio, Degan, McClendon, and Shottan each received a restricted stock award for 22,728 shares which were scheduled to vest in full on June 14, 2012. On June 4, 2012, the restricted stock awards granted in May 2011 were canceled, and Ms. Denzel and Messrs. De Perio, Degan, McClendon, and Shottan each received a nonqualified stock option award for 22,728 shares with a per share exercise price of $2.16. These nonqualified stock option awards vested in full on June 14, 2012, and have a six year term.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 31, 2012 (except as otherwise indicated) by each person who is known by us to own more than 5% of our shares of common stock, each named executive officer, each director and all of our directors and executive officers as a group.
Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Beneficial Ownership
Beneficial Owner	Shares of common stock currently owned		Shares acquirable within 60 days(1)		Total shares of common stock owned	Percent of class(2)
5% shareholders
Special Situations Fund 527 Madison Avenue, Suite 600 New York, NY 10022	3,143,459	(3)	5,967,220		9,110,679	27.0%

Clinton Group, Inc. 9 West 57th Street, 26th Floor New York, NY 10019	2,832,861	(4)	1,246,458	(4)	4,079,319	14.0%

Marathon Capital Management 4 North Park Drive, Suite 106 Hunt Valley, MD 21030	3,556,373	(5)	—		3,556,373	12.8%

Pinnacle Family Office Investments, L.P. 4965 Preston Park Blvd., Suite 240 Plano, TX 75093	1,517,150	(6)	347,600		1,864,750	6.6%

Southwell Partners, L.P. 1901 North Akard, 2nd Floor Dallas TX 75201	1,184,062	(12)	347,600	(12)	1,531,662	5.4%

Executive Officers and Directors+
Eric Kelly	214,580	(8)	1,765,938		1,980,518	6.7%
Jillian Mansolf	105,115	(9)	350,381		455,496	1.6%
Kurt L. Kalbfleisch	69,462		281,860		351,322	1.2%
Scott McClendon	294,137	(10)	241,422		535,559	1.9%
Robert A. Degan	666	(7)	75,817		76,483	*
Nora M. Denzel	666		63,817		64,483	*
Joseph A. De Perio(11)	6,000		29,395		35,395	*
Shmuel Shottan	2,500		29,395		31,895	*
Current directors and executive officers as a group (8 persons)	693,126		2,838,025		3,531,151	11.5%

_____________________

+	Except as otherwise indicated, the address for each beneficial owner is 9112 Spectrum Center Boulevard, San Diego, CA, 92123.

*	Less than 1%.

(1)
With respect to holders of 5% or more of our shares of common stock, this amount includes shares of our common stock, which could be acquired upon exercise of outstanding warrants. With respect to our executive officers and directors, this amount includes shares of our common stock, which could be acquired upon exercise of stock options which are either currently vested and exercisable or will vest and become exercisable within 60 days of August 31, 2012, with respect to Ms. Mansolf and Messrs. Kelly and McClendon, shares of common stock which could be acquired upon exercise of outstanding warrants within 60 days of August 31, 2012, and with respect to Ms. Mansolf and Messrs. Kelly, Kalbfleisch, and McClendon, shares of common stock which will be issued upon the settlement of stock awards within 60 days of August 31, 2012.

(2)	Based on 27,832,271 shares of common stock outstanding on August 31, 2012 and calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.

(3)
According to a Form 4 filed with the SEC on March 14, 2012 and our records, the number of shares of our common stock currently owned (“Shares”) and the number of shares of our common stock acquirable within 60 days pursuant to warrants (“Warrant Shares”) includes 1,311,720 Shares and 2,457,092 Warrant Shares held directly by Special Situations Fund III Q.P., L.P., 893,661 Shares and 1,755,064 Warrant Shares held directly by Special Situations Private Equity Fund, L.P., 131,329 Shares and 245,708 Warrant Shares held directly by Special Situations Technology Fund, L.P. and 806,749 Shares and 1,509,356 Warrant Shares held directly by Special Situations Technology Fund II, L.P. MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III, QP, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the investment adviser to the Special Situations Fund III, QP, L.P., the Special Situations Technology Fund, L.P., the Special Situations Technology Fund II, L.P. and the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.

(4)
These shares are held directly by CMAG. CGI is the investment manager of CMAG and consequently has voting control and investment discretion over securities held by CMAG. CGI and George Hall, as chief investment officer and president of CGI, may be deemed to beneficially own any securities owned by CGI and CMAG. Each of CGI and Mr. Hall disclaim beneficial ownership of these securities.

(5)	Based on the Schedule 13F filed August 14, 2012, Marathon has sole investment authority for these shares and sole voting authority with respect to 393,200 of these shares.

(6)	Based on the Schedule 13G filed on February 6, 2012, Pinnacle has sole voting and disposition power.

(7)	Includes 333 shares of common stock held by Mr. Degan's wife.

(8)	Includes 49,309 shares of common stock owned by Mr. Kelly through his family trust.

(9)	Includes 22,760 shares of common stock owned by Ms. Mansolf through her family trust.

(10)	Represents 260,471 shares of common stock owned by Mr. McClendon through his family trust, 33,333 shares through his self-directed IRA and 333 shares held by his wife.

(11)
Mr. De Perio was elected to our Board of Directors pursuant to the terms of the Purchase Agreement. CMAG is the nominee of, and is employed by, CGI and CGI is the investment manager of CMAG. Pursuant to the Purchase Agreement, CMAG acquired 2,832,861 Shares and 1,246,458 Warrant Shares for total consideration of $5.0 million.

(12)	Based on the Schedule 13G filed on August 7, 2012, Southwell has shared voting and disposition power with respect to these shares.
We are aware of no arrangements, including any pledge by any person of our common stock, the operation of which may at a subsequent date result in a change of control of us.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of the last day of fiscal 2012.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options and rights(3)	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))
Equity compensation plans approved by our shareholders(1)	5,427,435	$2.86	2,614,129
Equity compensation plans not approved by our shareholders(2)	283,356	$1.69	—
Total	5,710,791	$2.66	2,614,129
_________________

(1)
Of the aggregate number of shares that remained available for future issuance reported in column (c), 1,939,742 were available under the 2009 Plan and 674,387 were available under the 2006 Employee Stock Purchase Plan. The 2009 Plan permits the granting of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, and stock units. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of a named executive officer's outstanding awards will immediately terminate upon a termination of the named executive officer's employment.

(2)
These figures represent options to purchase shares of our common stock granted to certain employees (including Ms. Mansolf) as an inducement to their commencing employment with us (the “Inducement Options”). The Inducement Options were not granted under a plan and are administered by the Compensation Committee. The Inducement Options are generally subject to the same terms as options granted under the 2009 Plan. The Inducement Options have a six-year term and are subject to earlier termination in the case of termination of the optionee's employment or a change in control of us. These options generally may not be transferred by the optionee.

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

Director Independence
The Board of Directors, upon the recommendation of the Nominating and Governance Committee, has affirmatively determined that Ms. Denzel and Messrs. Degan, McClendon, De Perio and Shottan are independent directors within the meaning of NASDAQ Marketplace Rule 5605(a)(2). Mr. Kelly does not meet the independence requirements under NASDAQ Marketplace Rule 5605(a)(2) because he is our President and Chief Executive Officer. In the course of determining whether Ms. Denzel and Messrs. Degan, McClendon, De Perio and Shottan were independent under NASDAQ Marketplace Rule 5605(a)(2), the Board of Directors considered the following transactions, relationships and arrangements not required to be disclosed in “Certain Relationships and Related Party Transactions”:

•
Although Mr. McClendon served as our Interim President and Chief Executive Officer from November 2006 through August 2007, he is not automatically disqualified from being an independent director under NASDAQ Marketplace Rule 5605(a)(2) because he served in these interim positions more than three years prior to our Board of Director's determination of his independence and for less than one year.

•
Although Mr. De Perio was elected to our Board of Directors pursuant to the terms of the Purchase Agreement and is the nominee of, and is employed by, one of our shareholders, he is not automatically disqualified from being an independent director under NASDAQ Marketplace Rule 5605(a)(2). In April 2011, the Board of Directors, upon the recommendation of the Nominating and Governance Committee, found that Mr. De Perio had no relationship with us which, in the opinion of the Board of Directors, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making this determination, the Board of Directors found that ownership of our securities by Mr. De Perio's employer does not preclude a finding of independence.

Item 14.	Principal Accounting Fees and Services.
The following table summarizes the aggregate fees billed to us by our independent registered public accounting firm, Moss Adams LLP (“Moss Adams”) (in thousands):

	Fiscal Year
	2012	2011
Audit fees(1)	$347	$405
Audit-related fees(2)	20	92
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$367	$497
________________

(1)	Audit fees consist of fees incurred for professional services rendered in connection with the audit of the annual financial statements, and for the review of the quarterly financial statements.

(2)
Audit-related fees includes fees incurred for professional services rendered in conjunction with assurance and related services that are not explicitly related to the audit or review of our financial statements, including registration statements.

(3)
Tax fees includes fees incurred for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning. There were no such services rendered to us by Moss Adams during fiscal years 2012 or 2011.

(4)	All other fees includes fees for products and services other than the services reported above. There were no such services rendered to us by Moss Adams during fiscal years 2012 or 2011.

Pre-Approval Policies and Procedures
As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the Audit Committee, which considers whether the provision of non-audit services is compatible with maintaining such firm's independence. All services provided by Moss Adams during fiscal years 2012 and 2011 were pre-approved by the Audit Committee.

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
(a)(3) Exhibits.

2.1	Asset Purchase Agreement dated June 27, 2008 between the Company and Adaptec, Inc. (incorporated by reference to the Company's Form 8-K filed July 3, 2008). ++

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company's Form 10-K filed September 27, 2002).

3.2	Certificate of Amendment of Articles of Incorporation dated November 15, 2005 (incorporated by reference to the Company's Form 10-Q filed February 10, 2006).

3.3	Certificate of Amendment of Articles of Incorporation dated December 12, 2008 (incorporated by reference to the Company's Form 10-Q filed February 11, 2009).

3.4	Certificate of Amendment to the Company's Amended and Restated Articles of Incorporation dated December 8, 2009 (incorporated by reference to the Company's Form 8-K filed December 8, 2009).

3.5
Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock dated February 19, 2010 (incorporated by reference to the Company's Form 8-K filed February 24, 2010).

3.6	Certificate of Amendment to the Company's Amended and Restated Articles of Incorporation dated April 28, 2010 (incorporated by reference to the Company's Form 8-K filed April 29, 2010).

3.7
Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock dated April 29, 2010 (incorporated by reference to the Company's Form 8-K filed May 5, 2010).

3.8	Certificate of Amendment to the Company's Amended and Restated Articles of Incorporation dated June 23, 2011 (incorporated by reference to the Company's Form 10-K filed September 14, 2011).

3.9	Amended and Restated Bylaws (incorporated by reference to the Company's Form 8-K filed August 26, 2005).

3.10	Certificate of Amendment of Bylaws (incorporated by reference to the Company's Form 8-K filed April 30, 2007).

4.1	Specimen stock certificate (incorporated by reference to the Company's Form 10-Q filed February 10, 2010).

4.2	Shareholder Rights Agreement dated August 22, 2005 between the Company and Wells Fargo Bank, N.A., as Transfer Agent (incorporated by reference to the Company's Form 8-K filed August 26, 2005).

4.3	Amendment No. 1 to Shareholder Rights Agreement dated March 21, 2011 (incorporated by reference to the Company's Form 8-K filed March 22, 2011).

4.4	Common Stock Purchase Warrant between the Company and Roth Capital Partners, LLC dated November 4, 2009 (incorporated by reference to the Company's Form 10-Q dated February 10, 2010).

4.5	Form of Common Stock Purchase Warrant dated February 18, 2010 (incorporated by reference to the Company's Form 8-K filed February 24, 2010).

4.6	Form of Registration Rights Agreement dated February 22, 2010 (incorporated by reference to the Company's Form 8-K filed February 24, 2010).

4.7	Form of Common Stock Purchase Warrant dated March 16, 2011 (incorporated by reference to the Company's Form 8-K filed March 22, 2011).

4.8	Form of Registration Rights Agreement dated March 21, 2011 (incorporated by reference to the Company's Form 8-K filed March 22, 2011).

10.1	San Diego Headquarters Facility Lease dated October 12, 2000 between the Company and LBA-VIF One, LLC (incorporated by reference to the Company's Form 10-Q filed February 14, 2001).

10.2
First Amendment to Lease dated January 18, 2001 between the Company and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC (incorporated by reference to the Company's Form 10-K filed September 28, 2001).

10.3	Second Amendment to Lease dated March 8, 2001 between the Company and LBA Overland, LLC (incorporated by reference to the Company's Form 10-K filed September 28, 2001).

10.4
Third Amendment to Lease dated June 30, 2010 between the Company and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC). (incorporated by reference to the Company's Form 10-K filed September 24, 2010).

10.5	Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between the Company and Hewlett-Packard Company (incorporated by reference to the Company's Form 10-Q filed February 10, 2004). +

10.6
Addendum to Product Purchase Agreement No. 1585-042103 effective July 30, 2006 between the Company and Hewlett-Packard Company (incorporated by reference to the Company's Form 10-K filed September 15, 2006).

10.7	Addendum to Product Purchase Agreement between the Company and Hewlett-Packard Company dated December 15, 2007 (incorporated by reference to the Company's Form 10-Q filed May 1, 2008). +

10.8	Addendum to Product Purchase Agreement between the Company and Hewlett-Packard Company dated October 29, 2008 (incorporated by reference to the Company's Form 10-K filed September 9, 2009).

10.9	Addendum to Product Purchase Agreement between the Company and Hewlett-Packard Company dated April 6, 2009 (incorporated by reference to the Company's Form 10-K filed September 9, 2009).

10.10*	Form of Indemnification Agreement entered into between the Company and each of its directors and officers (incorporated by reference to the Company's Form 10-Q filed February 13, 2002).

10.11*	Retention Agreement between the Company and Eric Kelly dated June 24, 2009 (incorporated by reference to the Company's Form 10-Q filed February 10, 2010).

10.12*	Retention Agreement between the Company and Jillian Mansolf dated July 13, 2009 (incorporated by reference to the Company's Form 10-K filed September 9, 2009).

10.13*	Employment letter between the Company and Jillian Mansolf dated June 23, 2009 (incorporated by reference to the Company's Form 10-K filed September 9, 2009).

10.14*	Employment Agreement between the Company and Eric Kelly dated August 3, 2011 (incorporated by reference to the Company's Form 8-K filed August 4, 2011).

10.15*	Employment and Severance Agreement between the Company and Kurt L. Kalbfleisch dated August 3, 2011 (incorporated by reference to the Company's Form 8-K filed August 4, 2011).

10.16*	Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to the Company's Form 8-K filed November 16, 2007).

10.17*	Amendment to 2003 Equity Incentive Plan effective as of January 27, 2009 (incorporated by reference to the Company's Form 10-K filed September 9, 2009).

10.18*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed February 10, 2004).

10.19*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed February 10, 2004).

10.20*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed February 10, 2004).

10.21*	Form of Stock Option Agreement for Inducement Options granted to executive officers (incorporated by reference to the Company's Form 10-K filed September 9, 2009).

10.22*	2006 Employee Stock Purchase Plan, as amended (incorporated by reference to the Company's Form 10-K filed September 14, 2011).

10.23*	2009 Equity Incentive Plan, as amended (incorporated by reference to the Company's Form 10-K filed September 14, 2011).

10.24*
Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to senior officers under the 2009 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed February 2, 2010).

10.25*
Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed February 2, 2010).

10.26*
Form of Notice of Restricted Stock Award and Restricted Stock Agreement for restricted stock granted to senior officers or outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed February 2, 2010).

10.27*	2000 Stock Option Plan, as amended and restated (incorporated by reference to the Company's Form 10-K filed September 27, 2002).

10.28*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan (incorporated by reference to the Company's Form 10-Q filed May 15, 2001).

10.29*
Standard Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for restricted stock units granted under the 2009 Equity Incentive Plan (incorporated by reference to the Company's Form 10-K filed September 14, 2011).

10.30*
Special Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for restricted stock units granted under the 2009 Equity Incentive Plan dated June 29, 2011(incorporated by reference to the Company's Form 10-K filed September 14, 2011).

10.31*
Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement between the Company and Scott McClendon dated June 29, 2011(incorporated by reference to the Company's Form 10-K filed September 14, 2011).

10.32*	Form of Stock Appreciation Rights Award Agreement dated June 29, 2011(incorporated by reference to the Company's Form 10-K filed September 14, 2011).

10.33*	Executive Bonus Plan (incorporated by reference to the Company's Form 10-K filed September 24, 2010).

10.34*	Form of Purchase Agreement dated February 18, 2010 (incorporated by reference to the Company's Form 8-K filed February 24, 2010).

10.35	Form of Subscription Agreement dated November 12, 2010 (incorporated by reference to the Company's Form 8-K filed November 17, 2010).

10.36	Financial Advisory Agreement, dated November 12, 2010, between Overland and Roth Capital Partners, LLC. (incorporated by reference to the Company's Form 8-K filed November 17, 2010).

10.37	Form of Purchase Agreement dated March 16, 2011 (incorporated by reference to the Company's Form 8-K filed March 22, 2011).

10.38	Underwriting Agreement, dated March 23, 2012, between the Company and Needham & Company, LLC (incorporated by reference to the Company's Form 8-K filed March 23, 2012).

10.39	Loan and Security Agreement between the Company and Silicon Valley Bank (incorporated by reference to the Company's Form 10-K filed September 14, 2011).

10.40
Settlement Agreement, by and between the Company and International Business Machines Corporation, dated November 16, 2011 (incorporated by reference to the Company's Form 10-Q filed February 15, 2012). +

21.1	Subsidiaries of the Company.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1
Certification of Eric L. Kelly, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Kurt L. Kalbfleisch, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, President and Chief Executive Officer, and Kurt L. Kalbfleisch, Senior Vice President and Chief Financial Officer.

____________________
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

OVERLAND STORAGE, INC.

Dated:	September 13, 2012	By:	/s/ ERIC L. KELLY
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

Signature	Title	Date

/s/ ERIC L. KELLY	President, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2012
Eric L. Kelly
/s/ KURT L. KALBFLEISCH	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2012
Kurt L. Kalbfleisch

/s/ ROBERT A. DEGAN	Director	September 13, 2012
Robert A. Degan

/s/ NORA DENZEL	Director	September 13, 2012
Nora Denzel

/s/ SCOTT MCCLENDON	Executive Chairperson of the Board of Directors	September 13, 2012
Scott McClendon

/s/ SHMUEL SHOTTAN	Director	September 13, 2012
Shmuel Shottan

/s/ JOSEPH DE PERIO	Director	September 13, 2012
Joseph De Perio

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Overland Storage, Inc.
We have audited the accompanying consolidated balance sheets of Overland Storage, Inc. (the “Company”) as of July 1, 2012, and July 3, 2011, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overland Storage, Inc. as of July 1, 2012 and July 3, 2011, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses and negative operating cash flows raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Moss Adams LLP
San Diego, California
September 13, 2012

OVERLAND STORAGE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$10,522	$10,168
Accounts receivable, net of allowance for doubtful accounts of $222 and $277, as of June 30, 2012 and 2011, respectively	9,193	10,992
Inventories	10,658	9,437
Other current assets	3,779	5,631
Total current assets	34,152	36,228
Property and equipment, net	1,446	659
Intangible assets, net	1,349	2,498
Other assets	1,313	1,540
Total assets	$38,260	$40,925
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,012	$8,328
Accrued liabilities	15,341	13,787
Accrued payroll and employee compensation	2,948	3,941
Income taxes payable	172	111
Accrued warranty	1,286	1,398
Total current liabilities	26,759	27,565
Long-term debt	3,500	—
Other long-term liabilities	4,960	6,225
Total liabilities	35,219	33,790
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of June 30, 2012 and 2011	—	—
Common stock, no par value, 90,200 shares authorized; 27,737 and 22,993 shares issued and outstanding as of June 30, 2012 and 2011, respectively	116,682	104,382
Accumulated other comprehensive loss	(918)	(685)
Accumulated deficit	(112,723)	(96,562)
Total shareholders’ equity	3,041	7,135
Total liabilities and shareholders’ equity	$38,260	$40,925
See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year
	2012	2011
Net revenue:
Product revenue	$35,209	$45,659
Service revenue	24,252	24,213
Royalty fees	171	325
	59,632	70,197
Cost of product revenue	30,328	38,119
Cost of service revenue	10,144	10,864
Gross profit	19,160	21,214
Operating expenses:
Sales and marketing	16,178	16,419
Research and development	8,148	7,653
General and administrative	11,848	12,741
	36,174	36,813
Loss from operations	(17,014)	(15,599)
Other income (expense):
Interest income	377	—
Interest expense	(100)	(1,092)
Other income (expense), net	655	2,477
Loss before income taxes	(16,082)	(14,214)
Provision for (benefit from) income taxes	79	285
Net loss	$(16,161)	$(14,499)
Net loss per share:
Basic and diluted	$(0.66)	$(0.94)
Shares used in computing net loss per share:
Basic and diluted	24,487	15,452
See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year
	2012	2011

Net loss	$(16,161)	$(14,499)
Other comprehensive income (loss):
Foreign currency translation	(233)	295
Comprehensive loss	$(16,394)	$(14,204)
See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2010	10,886	$85,709	$(980)	$(82,063)	$2,666
Issuance of common stock	12,078	17,795	—	—	17,795
Exercise of stock options and ESPP purchases	29	30	—	—	30
Share-based compensation	—	3,073	—	—	3,073
Stock appreciation rights	—	(2,225)	—	—	(2,225)
Net loss	—	—	—	(14,499)	(14,499)
Foreign currency translation	—	—	295	—	295
Balance at June 30, 2011	22,993	104,382	(685)	(96,562)	7,135
Issuance of common stock	3,723	6,739	—	—	6,739
Exercise of stock options and ESPP purchases	293	523	—	—	523
Issuance of restricted stock	728	(831)	—	—	(831)
Share-based compensation	—	4,994	—	—	4,994
Stock appreciation rights	—	875	—	—	875
Net loss	—	—	—	(16,161)	(16,161)
Foreign currency translation	—	—	(233)	—	(233)
Balance at June 30, 2012	27,737	$116,682	$(918)	$(112,723)	$3,041

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2012	2011
Operating activities:
Net loss	$(16,161)	$(14,499)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,610	1,538
Provision for losses on accounts receivable	54	134
Share-based compensation	4,994	3,073
Loss on disposal of property and equipment	22	87
Changes in operating assets and liabilities:
Accounts receivable	1,744	(4,065)
Accounts receivable pledged as collateral	—	6,195
Inventories	(1,222)	504
Accounts payable and accrued liabilities	188	(5,690)
Accrued payroll and employee compensation	(76)	(203)
Other assets and liabilities, net	149	1,982
Net cash used in operating activities	(8,698)	(10,944)
Investing activities:
Purchase of fixed assets	(868)	(320)
Purchase of intangible assets	—	(150)
Net cash used in investing activities	(868)	(470)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	6,579	17,795
Payment for restricted stock tax liability on net settlement	(831)	—
Proceeds from exercise of outstanding warrants	160	—
Proceeds from exercise of stock options and ESPP purchases	523	30
Proceeds from borrowings, net	3,500	—
Repayment of accounts receivable pledged as collateral, net	—	(4,427)
Repayment of principal on long-term debt	—	(693)
Net cash provided by financing activities	9,931	12,705
Effect of exchange rate changes on cash	(11)	25
Net increase in cash and cash equivalents	354	1,316
Cash and cash equivalents, beginning of period	10,168	8,852
Cash and cash equivalents, end of period	$10,522	$10,168

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$123	$240
Cash paid for interest	$97	$1,083
Non-cash activities — Investing — Leasehold improvements under landlord allowance	$159	$—
Non-cash activities — Financing — Equity award fair value adjustment to liability	$875	$(2,225)
See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Overland Storage, Inc. (“Overland” or the “Company”) was incorporated on September 8, 1980 under the laws of the State of California. For more than 30 years, Overland has delivered data protection solutions designed for backup and recovery to ensure business continuity. The Company has a portfolio of tape-based data protection solutions, including tape and virtual tape library systems, as well as disk-based data protection solutions, including network attached storage (“NAS”) and storage area network (“SAN”) products and solutions, designed for small and medium-sized business computing environments.
The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. For ease of presentation, the Company’s fiscal years are considered to end on June 30. For example, references to fiscal 2012 and 2011 refer to the fiscal years ended July 1, 2012 and July 3, 2011, respectively. Fiscal 2012 and 2011 each contained 52 weeks.
The Company has incurred losses for its last seven fiscal years and negative cash flows from operating activities for its last six fiscal years. As of June 30, 2012, the Company had an accumulated deficit of $112.7 million. During fiscal 2012, the Company incurred a net loss of $16.2 million. Through calendar 2012, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.
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
 Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Overland Storage (Europe) Ltd., Overland Storage SARL, and Overland Storage GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation.
Management Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

Revenue Recognition
Revenue from sales of products is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured and delivery has occurred. Under this policy, revenue on direct product sales, excluding sales to distributors, is recognized upon shipment of products to customers. These customers are not entitled to any specific right of return or price protection, except for any defective product that may be returned under the Company's warranty policy.
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
The Company has various royalty arrangements with independent service providers that sell its product and also sell and provide service on that product. These independent service providers pay a royalty fee for service contracts on the Company's product. The royalty fee is calculated by Overland for the units covered in the quarter, and agreed to by the service provider, based upon the monthly fee for each unit covered by the independent service provider.
The Company has various licensing agreements relating to its Variable Rate Randomizer (“VR2®”) technology with third parties. The licensees pay a royalty fee for sales of their products which incorporate the VR2® technology. The licensees provide the Company with periodic reports which include the number of units, subject to royalty, sold to their end users. The Company records the royalty when reported to it by the licensee, generally in the period during which the licensee ships the products containing VR2® technology.
Warranty and Extended Warranty
The Company records a provision for estimated future warranty costs for both return-to-factory and on-site warranties. If future actual costs to repair were to differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. The Company contracts with third-party service providers to provide service relating to on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement. The Company had $3.9 million and $5.5 million in deferred costs related to deferred service revenue at June 30, 2012 and 2011, respectively. In addition, the Company had $0.4 million and $0.8 million in deferred software revenue at June 30, 2012 and 2011, respectively, which is not included in the table below.

Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2010	$2,098	$14,274
Settlements made during the period	(697)	(17,379)
Change in liability for warranties issued during the period	733	15,881
Change in liability for preexisting warranties	(736)	—
Liability at June 30, 2011	1,398	12,776
Settlements made during the period	(872)	(14,807)
Change in liability for warranties issued during the period	658	13,770
Change in liability for preexisting warranties	102	—
Liability at June 30, 2012	$1,286	$11,739
Shipping and Handling
Amounts billed to customers for shipping and handling are included in product revenue, and costs incurred related to shipping and handling are included in cost of product.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $0.4 million and $0.6 million for fiscal years 2012 and 2011, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Software development costs are expensed until technological feasibility has been established, at which time any additional costs are capitalized. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs were capitalized during fiscal 2012 or 2011.

Segment Data
The Company reports segment data based on the management approach. The management approach designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company's reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company has determined that it operates in one segment providing data storage solutions for small and medium businesses and distributed enterprises. The Company discloses information about products and services, geographic areas and major customers.
Information about Products and Services
The following table summarizes net revenue by product (in thousands):

	Fiscal Year
	2012	2011
Tape-based products:
NEO SERIES®	$18,732	$26,363
ARCvault® family	—	51
	18,732	26,414
Disk-based products:
REO SERIES®	1,094	1,529
SnapServer®	9,916	11,128
	11,010	12,657
Service	24,252	24,213
Spare parts and other	5,555	6,744
VR2®	83	169
	$59,632	$70,197

Information about Geographic Areas
The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.
The following table summarizes net revenue and long-lived assets by geographic area (in thousands):

	Net Revenue	Long-lived Assets
Fiscal 2012
United States	$27,544	$1,390
France	7,458	11
Netherlands	4,867	—
United Kingdom	4,201	12
Germany	3,741	33
Europe (other than UK, France, Germany and Netherlands)	3,636	—
Singapore	2,074	—
Other foreign countries	6,111	—
	$59,632	$1,446

Fiscal 2011
United States	$34,601	$562
France	6,971	13
Netherlands	3,918	—
United Kingdom	4,991	29
Germany	4,599	55
Europe (other than UK, France, Germany and Netherlands)	6,009	—
Singapore	2,924	—
Other foreign countries	6,184	—
	$70,197	$659

Cash and Cash Equivalents
Highly liquid investments with insignificant interest rate risk and original maturities of three months or less, when purchased, are classified as cash equivalents. Cash equivalents are composed of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.
Accounts Receivable and Allowance for Doubtful Accounts
The Company records accounts receivable at the invoice amount and does not charge interest thereon. The Company estimates its allowance for doubtful accounts based on an assessment of the collectibility of specific accounts and the overall condition of the accounts receivable portfolio. When evaluating the adequacy of the allowance for doubtful accounts, the Company analyzes specific trade and other receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customers' payment terms and/or patterns. The Company reviews the allowance for doubtful accounts on a quarterly basis and records adjustments as considered necessary. Customer accounts are written-off against the allowance for doubtful accounts when an account is considered uncollectible.
The following table summarizes the changes in allowance for doubtful accounts (in thousands):

Fiscal year	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
2012	$277	$(23)	$(32)	$222
2011	$411	$133	$(267)	$277
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

Long-lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with current accounting rules. The Company tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company's consideration includes, but is not limited to, the following events or changes as potential indicators of non-recoverability:

•	Significant underperformance relative to historical or projected future operating results.

•	Significant changes in the manner of use of the assets or the strategy for the Company's overall business.

•	Significant decrease in the market value of the assets.

•	Significant negative industry or economic trends.
When the carrying value is not considered recoverable, an impairment loss for the amount by which the carrying value of a long-lived asset exceeds its fair value is recognized, with an offsetting reduction in the carrying value of the related asset. If the Company's future results are significantly different than forecasted, the Company may be required to further evaluate its long-lived assets for recoverability and such analysis could result in an impairment charge in a future period. In fiscal 2012 and 2011, there were no impairments recognized.
Deferred Rent
Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded in other liabilities in the accompanying consolidated balance sheet.
Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders' equity. Gains or losses from foreign currency transactions are recognized in income. Such transactions resulted in a gain of $0.2 million for fiscal 2012 and a loss of $0.5 million for fiscal 2011.
Income Taxes
The Company provides for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that it is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.
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

Comprehensive Loss
Comprehensive loss and its components encompasses all changes in equity other than those with stockholders, includes net loss and foreign currency translation adjustments, and are disclosed as a separate statement of comprehensive loss.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable, which are generally not collateralized. To reduce credit risk, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and sales returns.
A significant portion of revenue is concentrated with a limited number of customers. Revenues from one customer comprised 17.0% and 18.8% of total consolidated revenues in fiscal 2012 and 2011, respectively. Aggregated accounts receivable from two customers comprised 27.7% of accounts receivable at the end of fiscal 2012. Accounts receivable from one customer comprised 13.5% of accounts receivable at the end of fiscal 2011.
Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive common stock equivalents are comprised of options granted under the Company's stock option plans, employee stock purchase plan (“ESPP”) share purchase rights and common stock purchase warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position.
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Fiscal Year
	2012	2011
Options outstanding and ESPP share purchase rights	978	3,176
Common stock purchase warrants	12,637	12,719
Share-based Compensation
The Company accounts for share-based awards, and similar equity instruments, granted to employees and non-employee directors under the fair value method. Share-based compensation award types include stock options, restricted stock, and stock appreciation rights (“SAR”) awards. The Company typically uses the Black-Scholes option pricing model to estimate the fair value of its option awards on the measurement date, which generally is the date of grant. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments for which service is expected to be rendered.
Compensation expense associated with options with graded vesting is recognized pursuant to an accelerated method. Compensation expense associated with restricted stock is recognized over the vesting period using the straight-line method.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to share-based compensation cost as a result of the full valuation allowance of the Company's net deferred tax assets and its net operating loss carryforwards.
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Fiscal Year
	2012	2011
Cost of product sales	$89	$16
Sales and marketing	782	610
Research and development	476	400
General and administrative	3,647	2,047
	$4,994	$3,073
Fair Value of Financial Instruments
Financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The carrying amount of the Company's borrowings under its credit facility approximates its fair value as the interest rate of the credit facility is substantially comparable to rates offered for similar debt instruments.
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

NOTE 2 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following table summarizes inventories (in thousands):

	June 30,
	2012	2011
Raw materials	$3,661	$3,834
Work in process	1,519	674
Finished goods	5,478	4,929
	$10,658	$9,437
The following table summarizes other current assets (in thousands):

	June 30,
	2012	2011
Prepaid third-party service contracts	$2,694	$4,138
Short-term deposits	361	536
Prepaid insurance and services	395	352
VAT receivable	268	268
Other	61	337
	$3,779	$5,631
The following table summarizes property and equipment (in thousands):

	June 30,
	2012	2011
Computer equipment	$1,551	$1,110
Machinery and equipment	797	422
Leasehold improvements	501	91
Furniture and fixtures	75	84
	2,924	1,707
Accumulated depreciation and amortization	(1,478)	(1,048)
	$1,446	$659
Depreciation and amortization expense for property and equipment was $0.5 million and $0.4 million in fiscal 2012 and 2011, respectively.
The following table summarizes other assets (in thousands):

	June 30,
	2012	2011
Deferred cost – service contracts	$1,186	$1,383
Other	127	157
	$1,313	$1,540

The following table summarizes accrued liabilities (in thousands):

	June 30,
	2012	2011
Deferred revenue – service contracts	$8,613	$9,163
Accrued expenses	4,156	2,103
Third-party service contracts payable	2,085	1,989
Deferred revenue – distributors	487	532
	$15,341	$13,787
The following table summarizes other long-term liabilities (in thousands):

	June 30,
	2012	2011
Deferred revenue – service contracts	$3,569	$4,421
Deferred rent	1,203	1,268
Third-party service contracts payable	185	415
Other	3	121
	$4,960	$6,225

NOTE 3 — INTANGIBLE ASSETS
Intangible assets, net, primarily consists of customer contracts and trade names acquired in the June 2008 acquisition of SnapServer, which have been assigned an estimated useful life of 6 years. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.
The following table summarizes intangible assets (in thousands):

	June 30,
	2012	2011
Acquired technology	$1,928	$1,928
Customer contracts and trade names	3,853	3,853
	5,781	5,781
Less: Accumulated amortization	(4,432)	(3,283)
	$1,349	$2,498

Amortization expense of intangible assets was $1.1 million during each of fiscal 2012 and 2011. Estimated amortization expense for intangible assets will be $0.7 million in each of fiscal 2013 and fiscal 2014.

NOTE 4 — DEBT
In August 2011, the Company entered into a loan and security agreement, or credit facility, which allows for revolving cash borrowings up to $8.0 million. The proceeds of the credit facility may be used to fund the Company's working capital and to fund its general business requirements. The obligations under the credit facility are secured by all assets of the Company. Borrowings under the credit facility bear interest at the prime rate (as defined in the credit facility) plus a margin of either 1.00% or 1.25%, depending on the Company's liquidity coverage ratio. The Company is also obligated to pay other customary facility fees and arrangement fees for a credit facility of this size and type. At June 30, 2012, the interest rate on the credit facility was 4.25%.
The credit facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company's and its subsidiaries' ability to incur liens and indebtedness, make certain types of payments, merge or consolidate, and make dispositions of assets. The credit facility specifies customary events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Upon the occurrence of an event of default under the credit facility, the lender may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and deduct such amounts from the Company’s lockbox account on deposit with the bank. At June 30, 2012, the Company was in compliance with all covenants of the credit facility.
At June 30, 2012, $3.5 million was outstanding and recorded as long-term debt. No payments are due within the next 12 months. While the credit facility is recorded as long-term debt, it is a revolving line of credit and borrowings and payments are presented on a net basis in the consolidated statement of cash flows. The credit facility is scheduled to mature August 8, 2013. There was no outstanding debt at June 30, 2011.
NOTE 5 — INCOME TAXES
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following is a summary of the changes in the amount of unrecognized tax benefits (in thousands):

	Fiscal Year
	2012	2011
Unrecognized tax benefits at the beginning of the period	$383	$383
Decrease related to prior periods	(76)	—
Increase related to prior periods	—	—
Unrecognized tax benefits	$307	$383
At June 30, 2012, there were no unrecognized tax benefits presented as a component of long-term liabilities in the accompanying consolidated balance sheet. At June 30, 2012, there was $0.3 million presented as a reduction of the related deferred tax asset for which there is full valuation allowance. The entire amount of unrecognized tax benefits at June 30, 2012 will affect the effective tax rate if recognized. However, the portion that would be recognized as an increase to deferred tax assets may result in a corresponding increase in the valuation allowance at the time of recognition resulting in no net effect to the effective tax rate, depending upon the Company's assessment of the likelihood of realization of the tax benefits at the time they are recognized.
The Company believes it is reasonably possible that, within the next twelve months, the amount of unrecognized tax benefits may remain unchanged. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated balance sheet at fiscal years ended June 30, 2012 and 2011, and recognized no interest and/or penalties in the consolidated statement of operations for the fiscal years ended June 30, 2012 and 2011.

During fiscal 2012, the Company's liability for unrecognized tax benefits decreased by $0.1 million from the prior year. The full amount was recognized as a tax benefit in the Company's consolidated financial statements.
The Company is subject to federal and state taxation in the United States and also in certain foreign tax jurisdictions. Generally, the Company's tax returns for fiscal 2009 and forward are subject to examination by the U. S. federal tax authorities and fiscal 2008 and forward are subject to examination by state tax authorities.
The Company's ability to use its net operating loss and research and development credit carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.
The components of loss before income taxes were as follows (in thousands):

	Fiscal Year
	2012	2011
Domestic	$(16,677)	$(14,691)
Foreign	595	477
	$(16,082)	$(14,214)
The provision for income taxes includes the following (in thousands):

	Fiscal Year
	2012	2011
Current:
Federal	$(15)	$108
State	(57)	(49)
Foreign	151	226
Total current	$79	$285
A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to loss before income taxes to the total income tax provision reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year
	2012	2011
U.S. federal income tax at statutory rate	$(5,469)	$(4,833)
State income taxes, net of federal benefit	(876)	(695)
Increase in valuation allowance	6,159	5,057
Share-based compensation expense	103	236
Net operating loss carryback	—	108
Foreign dividend	—	271
Federal R&D tax credit	(129)	—
Permanent differences	291	141
Total provision for (benefit from) income taxes	$79	$285

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are shown below. A full valuation allowance has been recorded, as realization of such assets is uncertain. Deferred income taxes comprised (in thousands):

	June 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$45,061	$40,039
Warranty and extended warranty	1,635	1,676
Property and equipment	362	36
Capital loss carryforward	1,162	1,260
Tax credits	3,243	2,568
Inventory	1,751	1,799
Share-based compensation	1,999	1,260
Intangible assets	1,612	1,365
Deferred compensation	117	233
Allowance for doubtful accounts	84	104
Other	263	329
Gross deferred tax asset	57,289	50,669
Valuation allowance for deferred tax assets	(57,289)	(50,669)
Net deferred tax asset	$—	$—
At June 30, 2012, the Company has federal and state net operating loss carryforwards of $120.3 million and $80.7 million, respectively. These amounts include share-based compensation deductions of $1.0 million that will be recorded to contributed capital when realized. The remaining federal net operating loss will begin expiring in 2023, unless previously utilized. State net operating loss carryforwards generally begin to expire in 2015, unless previously utilized.
At June 30, 2012, the Company had federal and California research and development tax credit carryforwards totaling $1.0 million and $2.9 million, respectively. The California research credit may be carried forward indefinitely. The federal research credit will begin expiring in 2024, unless previously utilized. In addition, the Company has foreign tax credit carryforwards totaling $0.3 million, which will begin expiring in 2015, unless previously utilized. The Company has federal alternative minimum tax credit carryforwards totaling $0.2 million which can be carried forward indefinitely.
NOTE 6 — EQUITY
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

Warrants
In connection with the Company's March 2011 private placement, the Company issued warrants to purchase up to 3,807,331 shares of common stock. Each warrant has an exercise price of $1.71 per share of common stock. The warrants are immediately exercisable and have a five year term. In connection with the offering and as partial compensation for the placement agent's services, the Company issued to the placement agent a warrant initially exercisable to purchase up to 259,591 shares of common stock at an exercise price of $1.71 per share; with other terms also substantially the same as the warrants issued to the purchasers. During fiscal 2012, the Company issued 12,464 shares of common stock upon exercise of certain of these outstanding warrants.
In connection with the Company's February 2010 private placement, the Company issued warrants to purchase up to 6,373,266 shares of common stock with an exercise price of $2.583 per share. In connection with this transaction, the Company issued a warrant to purchase up to 180,865 shares of common stock at an exercise price of $2.952 per share to the placement agent. The warrants are immediately exercisable, have a five year term, and provide for weighted-average anti-dilution protection in the event that the Company issues additional securities at a price less than the then-effective exercise price of the warrants. As part of the November 2010 sale of common stock, the number of shares of common stock issuable upon exercise of the warrants issued in February 2010 was adjusted from 6,373,266 shares to 7,307,186 shares, and the per share strike price of such warrants was proportionately decreased from $2.583 to $2.253, each as a result of the weighted-average anti-dilution provisions in the warrants. As part of the March 2011 sale of common stock, the number of shares of common stock issuable upon exercise of the warrants issued in February 2010 was further adjusted from 7,307,186 shares to 8,368,135 shares, and the per share strike price of such warrants was proportionately decreased from $2.253 to $1.967, each as a result of the weighted-average anti-dilution provisions in the warrants. During fiscal 2012, the Company issued 70,203 shares of common stock upon exercise of certain of these outstanding warrants.
In connection with the Company's November 2009 public offering, the Company issued a warrant for the purchase of 103,500 shares of the Company's common stock at $2.625 per share to the underwriter of the offering. The warrant may be exercised at any time beginning on October 25, 2010 and ending on October 30, 2014. As of June 30, 2012, the warrant had not been exercised.
NOTE 7 — SHARE-BASED COMPENSATION
Equity Compensation Plans
The Company has three active stock option plans administered by the Compensation Committee of the Board of Directors. In June 2011, the Board of Directors modified the Company's 2009 Equity Incentive Plan to authorize an additional 3.2 million shares available for issuance. As of June 30, 2012, the Company had reserved an aggregate of 7.4 million shares of common stock for issuance under its three active plans: 2000 Stock Option Plan (“2000 Plan”), 2003 Equity Incentive Plan (“2003 Plan”) and the 2009 Equity Incentive Plan (“2009 Plan”) (collectively, the “Option Plans”). The Option Plans provide for the granting of stock and option awards. Currently, the Company may grant new awards only under the 2009 Plan. The 2009 Plan provides for the granting of restricted stock, stock units, stock options and stock appreciation rights. The Option Plans were approved by the Company's shareholders. The Compensation Committee may also grant options outside of the Option Plans as an inducement to an employee commencing employment with the Company (“Inducement Options”). As of June 30, 2012, the Company had reserved an aggregate of 0.3 million shares of common stock for the issuance of Inducement Options.
Option and stock awards granted generally vest over a three-year period. Option awards generally expire after a period not to exceed six years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2009 Plan and 2003 Plan and within 30 days under the 2000 Plan, or upon death or disability, in which case an extended six- or twelve-month exercise period is specified. As of June 30, 2012, approximately 2.0 million shares were available for grant in the future under the Option Plans.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions noted in the following table.

	Fiscal Year
	2012	2011
Expected volatility	75.0%	69.8%
Risk-free interest rate	1.1%	2.1%
Dividend yield	—	—
Expected term (in years)	6	6
The Company utilizes a volatility study for expected volatility, which takes into account such factors as the overall market conditions, the industry sector, and the expected and realistic pricing of equity instruments in the marketplace and is generally reflective of both historical and implied volatility. The Company applies a forfeiture rate based upon historical pre-vesting option cancellations. The risk-free interest rate is determined based upon a constant maturity U.S. Treasury security with a contractual life approximating the expected term of the option. The expected term of options granted is estimated based on a number of factors, including but not limited to the vesting term of the award, historical employee exercise behavior (for both options that have run their course and outstanding options), the expected volatility of the Company's stock and an employee's average length of service.
Option activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2010	3,337	$3.30
Granted	843	1.73
Exercised	(27)	1.00
Canceled, forfeited or modified	(2,202)	3.24
Options outstanding at June 30, 2011	1,951	2.73
Granted	334	2.30
Exercised	(213)	1.76
Canceled, forfeited or modified	(410)	3.14
Options outstanding at June 30, 2012	1,662	$2.66	4.00	$565
Exercisable outstanding at June 30, 2012	1,177	$2.95	3.67	$488
The following table summarizes information about stock options (in thousands, except per share amounts):

	Fiscal Year
	2012	2011
Weighted-average grant date fair value per share of options granted with exercise prices:
Equal to fair value	$1.50	$1.10
Intrinsic value of stock options exercised	$138	$25
Cash received upon exercise of stock options	$374	$27
Actual tax benefit realized for the tax deductions from stock option exercise	$—	$—
Total income tax benefit recognized in the statement of operations	$—	$—

Restricted Stock
The following table summarizes information about restricted stock unit and awards activity (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding:
Restricted stock — June 30, 2010	—	$—
Granted	4,735	2.49
Restricted stock — June 30, 2011	4,735	2.49
Grants and awards	1,096	2.20
Vested and released	(1,089)	2.11
Canceled, forfeited or modified	(693)	2.53
Restricted stock— June 30, 2012	4,049	$2.51
The fair value of each restricted stock unit or award is the market price of the Company's stock on the date of grant and typically vests over three years. In fiscal 2012, the fair value of restricted stock that vested was $2.3 million. No restricted stock vested in fiscal 2011. The Company recognized $4.2 million and $0.6 million in fiscal 2012 and 2011, respectively, for share-based compensation expense related to these awards.
As of June 30, 2012, there was a total of $8.8 million of unrecognized compensation expense related to unvested equity-based compensation awards under the Option Plans and the Inducement Options. The expense associated with non-vested stock and options awards granted prior to June 30, 2012 is expected to be recognized over a weighted-average period of 1.5 years.
Stock Appreciation Rights
In June 2011, the Company modified options, which had been granted to three executives during fiscal 2010 to purchase 1.6 million shares of the Company's common stock, and reissued the options as SAR awards. No other terms of the awards changed. The purpose of the amendment and reissuance was to provide that, upon exercise, the SAR would be settled in cash or stock, at the discretion of the Company. Based on the SAR settlement provisions, and the Company's intentions, this modification changed these awards from equity-based instruments to liability-based instruments. As such, the fair value of the SAR awards is recalculated at each subsequent reporting period until settlement. The Company uses a Black-Scholes valuation model to determine the fair value and recorded a current liability of $1.3 million and $2.2 million as of June 30, 2012 and 2011, respectively.
Ongoing compensation expense is recorded based on the grant-date fair value and the proportionate amount of the requisite service period that has been rendered to date. Changes in the fair value of the vested SAR awards is recorded as an adjustment to the liability until settlement of the SAR awards.
As of June 30, 2012, there were 1.3 million of SAR awards vested with an exercise price of $2.49, a remaining contractual term of 3.6 years, and no intrinsic value. No SAR awards were exercised during fiscal 2012 and 2011.

2006 Employee Stock Purchase Plan
In February 2007, the Company adopted the 2006 Employee Stock Purchase Plan (“2006 ESPP”). In June 2011, the Board of Directors modified the Company's 2006 ESPP to authorize an additional 600,000 shares available for issuance. As of June 30, 2012, 674,000 shares of common stock were reserved for issuance under the 2006 ESPP.
Offerings under the 2006 ESPP are for a duration of six months and consist of one purchase interval. The 2006 ESPP limits stock purchases to (i) no more than $25,000 worth of stock in any calendar year and (ii) no more than 2,500 shares per individual per offering. Beginning in fiscal 2012, shares are purchased at 85% of the lower of the beginning or end of the period price. Prior to fiscal 2012, shares were purchased at 95% of the end of the period fair market value. During fiscal 2012 and 2011, the Company issued 80,675 and 1,368 shares, respectively, and recognized approximately $25,000 as share-based compensation in fiscal 2012. No share-based compensation was recognized in fiscal 2011.
 NOTE 8 — 401K PLAN
The Company maintains an employee savings and retirement plan (the “401(k) Plan”) covering all of the Company's employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. The Company does not make matching contributions.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
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
Future minimum lease payments under these arrangements are as follows (in thousands):

Minimum Lease Payments
Fiscal 2013	$2,882
Fiscal 2014	2,220
Fiscal 2015	797
Fiscal 2016	653
Fiscal 2017	612
Thereafter	92
$7,256
Rental expense is recognized on a straight-line basis over the respective lease terms and was $2.6 million and $3.3 million in fiscal 2012 and 2011, respectively.
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at June 30, 2012 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.

In August and October 2010, the Company filed patent infringement lawsuits in the United States District Court for the Southern District of California and United States International Trade Commission (“ITC”), respectively, against various parties. Both lawsuits claim infringement of two of the Company's United States patents, Nos. 6,328,766 and 6,353,581.
In November 2011, the Company entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which the Company released all claims it had against Dell Inc. and IBM in the United States District Court for the Southern District of California and at the ITC. However, the Company's infringement case against BDT AG and its affiliates continues.
In July 2012, the ITC released the public version of the Initial Determination, which finds that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination finds no infringement of United States Patent No. 6,353,581. We petitioned the full Commission of the ITC for a review of some of the Initial Determination findings. The Commission has decided to review in part the Initial Determination on its merits and the Commission is expected to issue its decision in a final determination by October 22, 2012.
In June 2012, the Company filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies.
In August 2012, Quantum Corporation filed counterclaims against the Company in the United States District Court for the Southern District of California action, alleging trademark infringement and unfair competition claims, and infringement of United States Patent Nos. 5,491,812, 6,542,787, 6,498,771 and 5,925,119 by its products. Quantum is seeking monetary damages from the Company and injunctive relief.

NOTE 10 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present selected quarterly financial information (in thousands, except per share data) for the periods indicated. This information has been derived from the Company's unaudited quarterly consolidated condensed financial statements, which in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information. These operating results are not necessarily indicative of results for any future period.

	Fiscal 2012
	Q1	Q2	Q3	Q4	Total
Net revenue	$14,075	$15,105	$15,152	$15,300	$59,632
Gross profit	4,587	5,022	4,710	4,841	19,160
Loss from operations	(5,442)	(4,250)	(3,690)	(3,632)	(17,014)
Loss before income taxes	(5,236)	(4,284)	(3,874)	(2,688)	(16,082)
Net loss	(5,355)	(4,292)	(3,820)	(2,694)	(16,161)
Net loss per share:
Basic and diluted(1)(2)	$(0.23)	$(0.18)	$(0.16)	$(0.10)	$(0.66)

	Fiscal 2011
	Q1	Q2	Q3	Q4	Total
Net revenue	$17,573	$17,930	$17,126	$17,568	$70,197
Gross profit	4,152	5,573	5,787	5,702	21,214
Loss from operations	(5,758)	(3,609)	(2,766)	(3,466)	(15,599)
Loss before income taxes	(6,480)	(832)	(3,257)	(3,645)	(14,214)
Net loss	(6,498)	(909)	(3,366)	(3,726)	(14,499)
Net loss per share:
Basic and diluted(1)(2)	$(0.59)	$(0.07)	$(0.22)	$(0.16)	$(0.94)
________________

(1)
Net loss per share is computed independently for each quarter and the full year based upon respective weighted-average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

(2)	Basic loss per share is computed by dividing net loss by the weighted-average number of common shares assumed to be outstanding during the periods of computation.