Form 10-Q
period 2012-09-30
OVERLAND STORAGE INC
filed 2012-11-14
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 2, 2012, there were 28,290,101 shares of the registrant's common stock, no par value, issued and outstanding

OVERLAND STORAGE, INC.
FORM 10-Q
For the quarterly period ended September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2012	2011
	(Unaudited)
Net revenue:
Product revenue	$6,639	$7,920
Service revenue	5,072	6,155
	11,711	14,075
Cost of product revenue	6,052	6,739
Cost of service revenue	1,716	2,749
Gross profit	3,943	4,587
Operating expenses:
Sales and marketing	4,125	4,465
Research and development	1,597	2,483
General and administrative	2,884	3,081
	8,606	10,029
Loss from operations	(4,663)	(5,442)
Other income (expense):
Interest income	3	—
Interest expense	(42)	(9)
Other income (expense), net	(112)	215
Loss before income taxes	(4,814)	(5,236)
Provision for income taxes	49	119
Net loss	$(4,863)	$(5,355)
Net loss per share:
Basic and diluted	$(0.17)	$(0.23)
Shares used in computing net loss per share:
Basic and diluted	27,876	23,067
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended
	September 30,
	2012	2011
	(Unaudited)

Net loss	$(4,863)	$(5,355)
Other comprehensive income (loss):
Foreign currency translation	95	(158)
Comprehensive loss	$(4,768)	$(5,513)
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	September 30, 2012	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,226	$10,522
Accounts receivable, net of allowance for doubtful accounts of $214 and $222, as of September 30, 2012 and June 30, 2012, respectively	6,184	9,193
Inventories	11,044	10,658
Other current assets	3,576	3,779
Total current assets	28,030	34,152
Property and equipment, net	1,635	1,446
Intangible assets, net	1,175	1,349
Other assets	1,247	1,313
Total assets	$32,087	$38,260
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$5,300	$7,012
Accrued liabilities	15,069	15,341
Accrued payroll and employee compensation	2,712	2,948
Income taxes payable	201	172
Accrued warranty	1,232	1,286
Debt	4,000	—
Total current liabilities	28,514	26,759
Long-term debt	—	3,500
Other long-term liabilities	4,110	4,960
Total liabilities	32,624	35,219
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of September 30, 2012 and June 30, 2012	—	—
Common stock, no par value, 90,200 shares authorized; 28,260 and 27,737 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	117,873	116,682
Accumulated other comprehensive loss	(824)	(918)
Accumulated deficit	(117,586)	(112,723)
Total shareholders’ equity (deficit)	(537)	3,041
Total liabilities and shareholders’ equity (deficit)	$32,087	$38,260
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	September 30,
	2012	2011
	(Unaudited)
Operating activities:
Net loss	$(4,863)	$(5,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277	368
Share-based compensation	1,254	1,422
Changes in operating assets and liabilities:
Accounts receivable	3,009	2,928
Inventories	(386)	(772)
Accounts payable and accrued liabilities	(2,058)	(303)
Accrued payroll and employee compensation	(95)	385
Other assets and liabilities, net	(432)	(771)
Net cash used in operating activities	(3,294)	(2,098)
Investing activities:
Purchase of fixed assets	(291)	(154)
Net cash used in investing activities	(291)	(154)
Financing activities:
Payment for restricted stock tax liability on net settlement	(359)	—
Proceeds from exercise of outstanding warrants	—	138
Proceeds from exercise of stock options and ESPP purchases	145	33
Proceeds from borrowings, net	500	1,400
Net cash provided by financing activities	286	1,571
Effect of exchange rate changes on cash	3	(12)
Net decrease in cash and cash equivalents	(3,296)	(693)
Cash and cash equivalents, beginning of period	10,522	10,168
Cash and cash equivalents, end of period	$7,226	$9,475

Non-cash activities — Equity award fair value adjustment to liability	$149	$321
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Financial Statement Preparation
The accompanying interim consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the “Company”) have been prepared by Overland Storage, Inc., without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations, comprehensive loss and cash flows prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated condensed balance sheet as of June 30, 2012 was derived from the audited financial statements at that date, but may not include all disclosures required by U.S. GAAP. The Company operates its business in one operating segment.
The Company operates and reports using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. For ease of presentation, the Company's last fiscal year is considered to have ended June 30, 2012 and the Company's first quarter of fiscal 2013 is considered to have ended September 30, 2012. For example, references to the quarter ended September 30, 2012, the three months ended September 30, 2012, or the first quarter of fiscal 2013 refer to the fiscal quarter ended September 30, 2012. The first quarter of fiscal 2013 and the first quarter of fiscal 2012 included 13 weeks.
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company's consolidated condensed results of operations, financial position and cash flows as of September 30, 2012 and for all periods presented. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2012. The results reported in these consolidated condensed financial statements for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.
The Company has incurred losses for its last seven fiscal years and negative cash flows from operating activities for its last six fiscal years. As of September 30, 2012, the Company had an accumulated deficit of $117.6 million. During the first quarter of fiscal 2013, the Company incurred a net loss of $4.9 million. Through the fourth quarter of fiscal 2013, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.
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
 Principles of Consolidation
The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries, Overland Storage (Europe) Ltd., Overland Storage SARL, and Overland Storage GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
NOTE 2 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following table summarizes inventories (in thousands):

	September 30, 2012	June 30, 2012
Raw materials	$3,602	$3,661
Work in process	1,295	1,519
Finished goods	6,147	5,478
	$11,044	$10,658
The following table summarizes other current assets (in thousands):

	September 30, 2012	June 30, 2012
Prepaid third-party service contracts	$2,245	$2,694
Prepaid insurance and services	436	395
VAT receivable	368	268
Short-term deposits	334	361
Other	193	61
	$3,576	$3,779
The following table summarizes other assets (in thousands):

	September 30, 2012	June 30, 2012
Deferred cost – service contracts	$1,120	$1,186
Other	127	127
	$1,247	$1,313
The following table summarizes accrued liabilities (in thousands):

	September 30, 2012	June 30, 2012
Deferred revenue – service contracts	$8,913	$8,613
Accrued expenses	4,171	4,156
Third-party service contracts payable	1,782	2,085
Deferred revenue – distributors	203	487
	$15,069	$15,341

The following table summarizes other long-term liabilities (in thousands):

	September 30, 2012	June 30, 2012
Deferred revenue – service contracts	$2,799	$3,569
Deferred rent	1,098	1,203
Third-party service contracts payable	210	185
Other	3	3
	$4,110	$4,960
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
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Restricted stock not yet vested and released	3,617	4,743
Options outstanding and ESPP share purchase rights	1,090	1,007
Common stock purchase warrants	12,637	12,649
NOTE 4 — INCOME TAXES
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated condensed balance sheet at September 30, 2012 and 2011, and recognized no interest and/or penalties in the consolidated condensed statement of operations for the three months ended September 30, 2012 and 2011.
The Company is subject to federal and state taxation in the United States and also in certain foreign tax jurisdictions. The Company's tax returns for fiscal 2009 and thereafter are subject to examination by the U. S. federal tax authorities and the Company's tax returns for fiscal 2008 and thereafter are subject to examination by state tax authorities.
The Company's ability to use its net operating loss and research and development credit carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), as well as similar state provisions. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382 of the IRC. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.

NOTE 5 — COMMITMENTS AND CONTINGENCIES
Warranty and Extended Warranty
The Company records a provision for estimated future warranty costs for both return-to-factory and on-site warranties. If future actual costs to repair were to differ significantly from estimates, the impact of these unforeseen costs or cost reductions would be recorded in subsequent periods.
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. The Company contracts with third-party service providers to provide service relating to on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement. The Company had $3.4 million and $5.0 million in deferred costs related to deferred service revenue at September 30, 2012 and 2011, respectively. In addition, the Company had $0.3 million and $0.8 million in deferred software revenue at September 30, 2012 and 2011, respectively, which is not included in the table below.
Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2012	$1,286	$11,739
Settlements made during the period	(108)	(3,510)
Change in liability for warranties issued during the period	87	3,146
Change in liability for preexisting warranties	(33)	—
Liability at September 30, 2012	$1,232	$11,375
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at September 30, 2012 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.
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
In July 2012, the ITC released the public version of the Initial Determination, which finds that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination found no infringement of United States Patent No. 6,353,581, but concluded the asserted claims of the patent were valid. The Company petitioned the full Commission of the ITC for a review of some of the Initial Determination findings. See “Part II, Item 1. Legal Proceedings” for additional information on the patent litigation lawsuits.
In June 2012, the Company filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. See “Part II, Item 1. Legal Proceedings” for additional information on these patent litigation lawsuits.

In August 2012, Quantum Corporation filed counterclaims against the Company in the United States District Court for the Southern District of California action, alleging trademark infringement and unfair competition claims, and infringement of United States Patent Nos. 5,491,812, 6,542,787, 6,498,771 and 5,925,119 by the Company's products. Quantum is seeking monetary damages from the Company and injunctive relief.
NOTE 6 — INTANGIBLE ASSETS
Intangible assets, net, primarily consist of customer contracts and trade names acquired in the June 2008 acquisition of SnapServer, which have been assigned an estimated useful life of six years. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.
The following table summarizes intangible assets (in thousands):

	September 30, 2012	June 30, 2012
Acquired technology	$1,928	$1,928
Customer contracts and trade names	3,853	3,853
	5,781	5,781
Less: Accumulated amortization	(4,606)	(4,432)
	$1,175	$1,349

Amortization expense of intangible assets was $0.2 million and $0.3 million during the first quarter of fiscal 2013 and 2012, respectively. Estimated amortization expense for intangible assets during the remainder of fiscal 2013 is $0.5 million and $0.7 million in fiscal 2014.
NOTE 7 — EQUITY
Restricted Stock Awards
During the first quarter of fiscal 2013, the Company issued 430,410 shares of common stock in conjunction with vested restricted stock units. In addition, the Company paid $0.4 million related to the tax liability for the net settlement of these restricted stock units. During the first quarter of fiscal 2012, there were no restricted stock units that vested.
Outside of 2009 Equity Incentive Plan
During the first quarter of fiscal 2013, the Company granted a restricted stock award to acquire 200,000 shares of common stock to an executive officer. This restricted stock award vests over three years.
Employee Stock Purchase Plan
During the first quarter of fiscal 2013 and 2012, the Company issued 64,890 and 607, respectively, shares of common stock purchased through the Company's 2006 employee stock purchase plan.
Common Stock Exercises
During the first quarter of fiscal 2013 and 2012, the Company issued 27,751 and 33,369, respectively, shares of common stock upon exercise of outstanding stock options.

NOTE 8 — DEBT
In August 2011, the Company entered into a loan and security agreement, or credit facility, which allows for revolving cash borrowings up to $8.0 million. The proceeds of the credit facility may be used to fund the Company's working capital and to fund its general business requirements. The obligations under the credit facility are secured by all assets of the Company. Borrowings under the credit facility bear interest at the prime rate (as defined in the credit facility) plus a margin of either 1.00% or 1.25%, depending on the Company's liquidity coverage ratio. The Company is also obligated to pay other customary facility fees and arrangement fees for a credit facility of this size and type. The credit facility is scheduled to mature August 8, 2013. At September 30, 2012, the interest rate on the credit facility was 4.25%.
The credit facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company's and its subsidiaries' ability to incur liens and indebtedness, make certain types of payments, merge or consolidate, and make dispositions of assets. The credit facility specifies customary events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Upon the occurrence of an event of default under the credit facility, the lender may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and deduct such amounts from the Company’s lockbox account on deposit with the bank. At September 30, 2012, the Company was in compliance with all covenants of the credit facility.
At September 30, 2012, $4.0 million was outstanding and recorded as current debt. The credit facility is a revolving line of credit and borrowings and payments are presented on a net basis in the consolidated condensed statement of cash flows.
 NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs and operating expenses; our ability to achieve the intended cost savings and maintain quality with our manufacturing partner; our ability to generate cash from operations; the ability of our suppliers to provide an adequate supply of components for our products at prices consistent with historical prices; our ability to raise outside capital and to repay our debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to maintain the listing of our common stock on the NASDAQ Capital Market; customers', suppliers' and creditors' perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; our ability to enforce our intellectual property rights and protect our intellectual property; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth under the heading “Risk Factors” in Item 1A of Part II of this report, and set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission ("SEC") on September 13, 2012 under the caption “Risk Factors” in Item 1A of Part I, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.
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
We develop and deliver a comprehensive solution set of award-winning products and services for storing data throughout the organization and during the entire data lifecycle. Our SnapServer® product is a complete line of network attached storage (“NAS”) products, and our SnapSAN® products are storage area network (“SAN”) solutions designed to ensure primary and secondary data is accessible and protected regardless of its location. Our SnapServer® and SnapSAN® solutions are available with backup, replication and mirroring software in highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO SERIES® and REO SERIES® libraries are tape and virtual tape solutions designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.
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
We reported net revenue of $11.7 million for the first quarter of fiscal 2013, compared with $14.1 million for the first quarter of fiscal 2012. The decline in net revenue resulted in a net loss of $4.9 million, or $0.17 per share, for the first quarter of fiscal 2013 compared with a net loss of $5.4 million, or $0.23 per share, for the first quarter of fiscal 2012.
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
In July 2012, the ITC released the public version of the Initial Determination, which finds that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination found no infringement of United States Patent No. 6,353,581, but concluded the asserted claims of the patent were valid. We petitioned the full Commission of the ITC for a review of some of the Initial Determination findings. See “Item 1. Legal Proceedings” for additional information on the patent litigation lawsuits.
In June 2012, we filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. See “Item 1. Legal Proceedings” for additional information on these patent litigation lawsuits.
In August 2012, Quantum Corporation filed counterclaims against us in the United States District Court for the Southern District of California action, alleging trademark infringement and unfair competition claims, and infringement of United States Patent Nos. 5,491,812, 6,542,787, 6,498,771 and 5,925,119 by our products. Quantum is seeking monetary damages from us and injunctive relief.
Liquidity and capital resources. At September 30, 2012, we had a cash balance of $7.2 million, compared to $10.5 million at June 30, 2012. In the first quarter of fiscal 2013, we incurred a net loss of $4.9 million. In August 2011, we entered into a credit facility that provides for an $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the remainder of calendar year 2012 as we continue to reshape our business model and further improve operational efficiencies.
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

As of September 30, 2012, we had negative working capital of $0.5 million, reflecting a decrease in current assets of $6.1 million and an increase in current liabilities of $1.8 million, during the first quarter of fiscal 2013. The decrease in current assets is primarily attributable to cash used in operating activities, and a $3.0 million decrease in accounts receivable due to lower sales volumes primarily in our taped-based and disk-based products sold in the Americas and EMEA. These decreases were offset by a $0.4 million increase in inventory. The increase in current liabilities is primarily attributable to a $4.0 million increase in current debt related to the maturity date of our credit facility, offset by a $2.0 million decrease in accounts payable and accrued liabilities related to operating activities.
Industry trends. We estimate that the cost of managing digital assets is four times the cost of acquiring storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives, high performance SAS (Serial Attached SCSI) and Solid State Drives (“SSDs”) drives. IDC estimates that the total NAS market will grow at approximately 9.1% through 2015, and the growth rate for NAS storage systems in price bands up to $15,000, where our SnapServer® solutions lie, is estimated to be 17.3%. According to IDC, tape storage still constitutes approximately 7.3% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 32.4% and 29.6% of our revenue during fiscal 2013 and 2012, respectively.
Recent Developments
In October 2012, we released our SnapScale X2™, a clustered NAS solution that enables organizations with rapid or unpredictable data growth to scale capacity and performance without adding management complexity. This addition to our current product portfolio expands our total addressable market in the growing Scale-Out NAS market.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Operations and Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2012; and we discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of that report. Unless otherwise described below, there have been no material changes in our critical accounting policies and estimates.

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Three Months Ended
	September 30,
	2012	2011
Net revenue	100.0%	100.0%
Cost of revenue	66.3	67.4
Gross profit	33.7	32.6
Operating expenses:
Sales and marketing	35.2	31.7
Research and development	13.6	17.6
General and administrative	24.6	21.9
	73.4	71.2
Loss from operations	(39.7)	(38.6)
Other income (expense), net	(1.4)	1.4
Loss before income taxes	(41.1)	(37.2)
Provision for income taxes	0.4	0.8
Net loss	(41.5)%	(38.0)%

A summary of the sales mix by product follows:

	Three Months Ended
	September 30,
	2012	2011
Tape-based products:
NEO Series®	32.4%	29.6%
Disk-based products:
REO Series®	0.9	1.4
SnapServer®	17.0	16.8
	17.9	18.2
Service	43.3	43.7
Spare parts and other	6.4	8.5
	100.0%	100.0%

The First Quarter of Fiscal 2013 compared with the First Quarter of Fiscal 2012
Net Revenue. Net revenue decreased to $11.7 million during the first quarter of fiscal 2013 from $14.1 million during the first quarter of fiscal 2012, a decrease of $2.4 million, or 17.0%. The decline was due to lower revenue from our Overland branded products, primarily as a result of decreased sales volumes in our taped-based and disk-based products sold in the Americas and EMEA, and decreased service revenue primarily from our OEM customer. OEM net revenue, which is primarily made up of service revenue, accounted for 11.6% and 15.6% of net revenues in the first quarter of fiscal 2013 and 2012, respectively.
Product Revenue
Net product revenue decreased to $6.6 million during the first quarter of fiscal 2013 from $7.9 million during the first quarter of fiscal 2012. The decrease of approximately $1.3 million, or 16.5%, was primarily associated with a decrease of $0.8 million in disk and tape-based products sold in EMEA, related to our belief of the uncertainty in the European economy, and a decrease of $0.3 million in disk-based products sold in the Americas.
Service Revenue
Net service revenue decreased to $5.1 million during the first quarter of fiscal 2013 from $6.2 million during the first quarter of fiscal 2012. The decrease of approximately $1.1 million, or 17.7%, was primarily due to decreased service revenue from our sole OEM customer.
Gross Profit. Overall gross profit decreased to $3.9 million during the first quarter of fiscal 2013 compared to $4.6 million during the first quarter of fiscal 2012. Gross margin at 33.7% for the first quarter of fiscal 2013 increased from 32.6% for the first quarter of fiscal 2012.
Product Revenue
Gross profit on product revenue during the first quarter of fiscal 2013 was $0.6 million compared to $1.1 million during the first quarter of fiscal 2012. The decrease of $0.5 million, or 45.5%, was primarily due to the 16.5% decrease in net product revenue and fixed costs associated with product cost. Gross margin on product revenue at 8.8% for the first quarter of fiscal 2013 decreased from 13.9% for the first quarter of fiscal 2012. This decrease was primarily due to lower sales volumes and no significant decrease in the level of recurring fixed costs.
Service Revenue
Gross profit on service revenue was constant at $3.4 million during the first quarter of fiscal 2013 and 2012. Gross margin on service revenue at 66.2% for the first quarter of fiscal 2013 increased from 55.3% for the first quarter of fiscal 2012.

Share-based Compensation Expense. During the first quarter of fiscal 2013 and 2012, we recorded share-based compensation expense of approximately $1.3 million and $1.4 million, respectively. Share-based compensation expense for the second quarter of fiscal 2013 is expected to be approximately $1.2 million.
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Cost of product sales	$35	$16
Sales and marketing	250	207
Research and development	79	184
General and administrative	889	1,015
	$1,253	$1,422
Sales and Marketing Expense. Sales and marketing expense in the first quarter of fiscal 2013 decreased to $4.1 million from $4.5 million during the first quarter of fiscal 2012. The decrease of $0.4 million, or 8.9%, was primarily a result of a decrease of $0.2 million in employee and related expenses, and a decrease of $0.2 million in advertising expense, including contractor fees, due to reductions in marketing programs and transitioning formerly outsourced projects to internal projects.
Research and Development Expense. Research and development expense in the first quarter of fiscal 2013 decreased to $1.6 million from $2.5 million during the first quarter of fiscal 2012. The decrease of $0.9 million, or 36.0%, was primarily a result of a decrease of $0.4 million in development expense as a result of a lower level of new product development expenses from the prior year, and a decrease of $0.4 million in employee and related expenses associated with a decrease in average headcount.
General and Administrative Expense. General and administrative expense was relatively constant at $2.9 million and $3.1 million during the first quarter of fiscal 2013 and 2012, respectively.
Other Income (Expense), net. During the first quarter of fiscal 2013, we incurred other income (expense), net, of $0.1 million of expense compared with $0.2 million of income during the first quarter of fiscal 2012. The change of $0.3 million was primarily due to $0.1 million in realized foreign currency losses in the first quarter of fiscal 2013, compared to $0.2 million in realized foreign currency gains in the first quarter of fiscal 2012.
Liquidity and Capital Resources
At September 30, 2012, we had a cash balance of $7.2 million, compared to $10.5 million at June 30, 2012. In the first quarter of fiscal 2013, we incurred a net loss of $4.9 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows through the fourth quarter of fiscal 2013 as we continue to reshape our business model and further improve operational efficiencies.
As of September 30, 2012, we had negative working capital of $0.5 million, reflecting a decrease in current assets of $6.1 million and an increase in current liabilities of $1.8 million, during the first quarter of fiscal 2013. The decrease in current assets is primarily attributable to cash used in operating activities, and a $3.0 million decrease in accounts receivable due to lower sales volumes primarily in our taped-based and disk-based products sold in the Americas and EMEA. These decreases were offset by a $0.4 million increase in inventory. The increase in current liabilities is primarily attributable to a $4.0 million increase in current debt related to the maturity date of our credit facility, offset by a $2.0 million decrease in accounts payable and accrued liabilities related to operating activities.

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
During the first quarter of fiscal 2013, we used cash in operating activities of $3.3 million, compared to $2.1 million in the first quarter of fiscal 2012. The use of cash during the first quarter of fiscal 2013 was primarily a result of our net loss of $4.9 million offset by $1.5 million in non-cash items, which were share-based compensation, depreciation and amortization. In addition, we had decreases in accounts receivable, accounts payable, and accrued liabilities due to lower sales, offset by an increase in inventory.
We used cash in investing activities of $0.3 million during the first quarter of fiscal 2013, compared to $0.2 million in the first quarter of fiscal 2012. During the first quarter of fiscal 2013 and 2012, capital expenditures totaled $0.3 million and $0.2 million, respectively. Such expenditures were associated with machinery and equipment to support new product introductions.
We generated cash from our financing activities of $0.3 million during the first quarter of fiscal 2013, compared to $1.6 million during the first quarter of fiscal 2012. During the first quarter of fiscal 2013, we drew $0.5 million on our credit facility, and received $145,000 from the exercise of stock options and ESPP purchases, offset by $0.4 million paid for taxes for net settlement of restricted stock units. During the first quarter of fiscal 2012, we drew $1.4 million on our credit facility and received $0.2 million from the exercise of warrants and stock options.
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
Recently Issued Accounting Pronouncements
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

Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations during the first quarter of fiscal 2013 and 2012 resulted in a loss of $0.1 million and a gain of $0.2 million, respectively.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by our annual report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In November 2011, we entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which we released all claims we had against IBM and Dell in connection with the patent infringement lawsuits we had filed in the United States District Court for the Southern District of California and at the ITC against BDT AG and certain of its affiliates, Dell and IBM. However, our infringement case against BDT AG and its affiliates continues and in June 2012, the Chief Administrative Law Judge of the ITC issued a public notice of the Initial Determination affirming that both of our asserted patents are valid, but that BDT did not violate Section 337 of the Tariff Act of 1930. In July 2012, the ITC released the public version of the Initial Determination, which finds that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination found no infringement of United States Patent No. 6,353,581, but concluded the asserted claims of the patent were valid. We petitioned the full Commission of the ITC for a review of some of the Initial Determination findings. In November 2012, the full Commission issued an opinion that did not revisit the Chief Administrative Law Judge's conclusion that BDT's customers directly infringe every asserted claim of U.S. Patent No. 6,328,766, and affirmed the validity of the asserted claims of U.S. Patent No. 6,353,581. The Commission remanded certain aspects of the Chief Administrative Law Judge's validity findings for U.S. Patent No. 6,328,766, but all claims asserted by us against BDT remain valid.
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
An investment in our company involves a high degree of risk. In addition to the other information included or incorporated by reference in this report, you should carefully consider each of the following risk factors in evaluating our business and prospects as well as an investment in our company. The risks and uncertainties described in Item 1A of Part II of our annual report Form 10-K for the fiscal year ended June 30, 2012 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
On November 13, 2011, our Board of Directors, upon the recommendation of our Nominating and Governance Committee, appointed Vivekanand Mahadevan to fill one of the vacancies on our Board of Directors. In addition, Mr. Mahadevan was appointed to the Audit Committee of our Board of Directors. Mr. Mahadevan will serve on our Board of Directors for a term of office expiring at our next Annual Meeting of Shareholders. Mr. Mahadevan will receive compensation in accordance with our standard compensation arrangements for non-employee directors, which are described under the heading “Overview of Non-Employee Director Compensation and Procedures” in Item 11 of Part III of our Form 10-K for the fiscal year ended July 1, 2012, as filed with the Securities and Exchange Commission on September 13, 2012.
The Board of Directors has determined that Mr. Mahadevan qualifies as independent within the meaning of Rule 10A-3(b) of the Securities Exchange Act of 1934 and the independence standards set forth in NASDAQ Listing Rule 5605(a)(2).

Item 6.	Exhibits.

21.1	Subsidiaries of the Company

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

OVERLAND STORAGE, INC.

Dated:	November 14, 2012	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch Senior Vice President and Chief Financial Officer