Form 10-Q/A
period 2012-01-01
OVERLAND STORAGE INC
filed 2012-12-04
CIK 889930

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Overland Storage, Inc. for the period ended January 1, 2012, filed with the Securities and Exchange Commission on February 15, 2012 (the “Form 10-Q”), is solely to file a revised redacted version of Exhibit 10.1 included in Item 6 to the Form 10-Q in accordance with the Confidential Treatment Request filed with that exhibit. Confidential treatment has been requested from the Securities and Exchange Commission for certain portions of Exhibit 10.1. This Amendment No. 1 only affects Item 6 of the Form 10-Q and does not otherwise change or update the disclosures or financial information set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

PART II — OTHER INFORMATION

Item 6. — Exhibits

10.1†*	Settlement Agreement, by and between Overland Storage, Inc. and International Business Machines Corporation, dated November 16, 2011.

31.1*	Certification of Eric L. Kelly, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Kurt L. Kalbfleisch, Senior Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, President and Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer (previously filed on February 15, 2012 as Exhibit 32.1 to the Overland Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2012).

†	Confidential treatment has been requested and granted with respect to certain portions of this exhibit. A complete copy of the agreement, including the redacted portions, has been filed separately with the Commission.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: December 4, 2012	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of registrant)