Form 10-K/A
period 2012-07-01
OVERLAND STORAGE INC
filed 2013-02-13
CIK 889930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 30, 2011, the last business day of the registrant’s second fiscal quarter, was approximately $41,332,000 (based on the closing price reported on such date by the NASDAQ Capital Market of the registrant’s Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2012, the number of outstanding shares of the registrant’s Common Stock was 27,832,271.

Explanatory Note

The purpose of this Amendment No. 1 to Form 10-K/A (this “Amendment No. 1”) to Overland Storage, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended July 1, 2012, filed with the Securities and Exchange Commission on September 13, 2012 (the “Form 10-K”), is to file: (i) a list of the Company’s subsidiaries as Exhibit 21.1 and (ii) amended certifications of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and the Company’s Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act to correct references to an incorrect period that appeared in the certifications filed with the Form 10-K. This Amendment No. 1 does not otherwise change or update the disclosure or financial information set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

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

Overview

We are a trusted global provider of unified data management and data protection solutions designed to enable small and medium enterprises (“SMEs”), distributed enterprises, and small and medium businesses (“SMBs”) to anticipate and respond to data storage requirements. Whether an organization’s data is locally or globally based, our solutions consolidate and protect data for easy and cost-effective management of different tiers of information. We enable companies to expend fewer resources on information technology (“IT”) allowing them to focus on being more responsive to the needs of their customers.

We develop and deliver a comprehensive solution set of award-winning products and services for storing data throughout the organization and during the entire data lifecycle. Our SnapServer ® product is a complete line of network attached storage (“NAS”) products, and our SnapSAN ™ products are storage area network (“SAN”) solutions designed to ensure primary and secondary data is accessible and protected regardless of its location. Our SnapServer ® and SnapSAN ™ solutions are available with backup, replication and mirroring software in highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO SERIES ® and REO SERIES ® libraries are tape and virtual tape solutions designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.

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

Our Direction and Strategy

In today’s business environment, we believe that improving productivity and effectively managing digital assets, while controlling operating expenses, has become one of the top priorities for organizations worldwide. At the same time, we believe that the cost and complexity of managing vital information has risen exponentially. As a result of these opposing forces, we believe that many companies find themselves lacking the essential resources and expertise required to adequately manage information across their businesses and they continue to spend a significant portion of their time and money tying isolated islands of data together. Without an effective alternative to mitigate the cost and complexity of traditional approaches, their data simply cannot be effectively shared and sufficiently protected. We provide solutions designed to deliver enterprise features with the simplicity that allows organizations to reduce the cost of managing and protecting their information. Our comprehensive data storage and protection solutions are designed to enable IT managers to easily and cost effectively share and preserve critical and non-critical data across their organizations and to provide continuous access, replication for disaster recovery, and reduced backup windows for improved business continuity.

We estimate that the cost of managing digital assets is four times the cost of acquiring storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost Serial Advanced Technology Attachment (“SATA”) drives, high performance Serial Attached SCSI (“SAS”) drives and Solid State Drives (“SSDs”). International Data Corporation (“IDC”) estimates that the total NAS market will grow at approximately 12.6% through 2014, and the growth rate for NAS storage systems in price bands up to $15,000, where our SnapServer ® solutions lie, is estimated to be 17.4%. According to IDC, tape storage still constitutes approximately 7.3% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 31.4% and 37.7% of our revenue during fiscal 2012 and 2011, respectively.

Our Products and Services

Our data management and data protection solutions provide SMEs, SMBs, distributed enterprises and branch offices with disk-based systems for primary or nearline storage, disk backup and recovery, and software for data management and protection. For long-term storage requirements, we offer automated tape solutions for tape backup and archive.

Data Management Software

Our GuardianOS ™ storage-optimized platform OS is designed for SnapServer ® NAS devices to deliver simplified data management and consolidation throughout distributed IT environments. The GuardianOS ™ platform provides a flexible solution for storage infrastructures, combining cross-platform file sharing with block-level data access on a single device. In addition to a unified storage architecture, the GuardianOS ™ platform offers scalability through features such as DynamicRAID ™ , centralized storage management and a comprehensive suite of data protection tools. The flexibility and scalability of GuardianOS ™ reduces the total cost of ownership of storage infrastructures.

Our Snap Enterprise Data Replicator ® (“Snap EDR”) provides multi-directional, WAN-optimized replication for SnapServer ® systems. With Snap EDR, administrators can automatically replicate data between multiple SnapServer systems for data distribution, data consolidation, and disaster recovery.

Our Protection OS ® software provides virtualization, data protection, data management and connectivity features for REO ® virtual tape library (“VTL”) systems. With our Protection OS ® software, administrators can implement REO ® appliances in a wide variety of storage and backup environments. The Protection OS ® software is compatible with all major operating systems, popular backup software solutions and iSCSI networks and Fibre Channel networks.

SnapSAN ™ Storage Area Network Solutions

Our SnapSAN ™ products provide block-based primary storage for virtual server environments and low latency applications. Systems can be managed through intuitive management interfaces that employ guided wizards to facilitate easy installation and administration. Our SnapSAN ™ products also offer a powerful set of features including auto provisioning, mirroring for high availability, replication and snapshots for data protection.

•

The SnapSAN ™ S1000 is a 2U storage array with iSCSI, Fibre Channel, or SAS host connections, designed for providing non-stop services to the most demanding applications. The SnapSAN ™ S1000 can be configured to utilize high capacity SATA II drives for up to 24 terabytes, or high performance SAS drives for up to 7.2 terabytes, with maximum scalability using SnapServer ® E1000 enclosures up to 120 terabytes.

•

The SnapSAN ™ S2000 is a 2U iSCSI SAN appliance designed for high performance and simple, straight-forward administration. The SnapSAN ™ S2000 can be configured with up to 12 SATA II drives for 12 terabytes or 24 terabytes of storage capacity; or 12 high performance SAS drives for 3.6 terabytes or 7.2 terabytes of storage capacity. SATA and SAS drives can also be intermixed in the S2000 for increased flexibility. The SnapSAN ™ S2000 can be scaled to 192 terabytes by adding up to seven SnapServer ® E2000 Expansion enclosures.

SnapServer ® Network-Attached Storage Solutions

Our SnapServer ® family is an ideal platform for primary or nearline storage. With a full range of appliances, from desktop systems to rackmount systems that scale to hundreds of terabytes, the SnapServer ® line delivers stability and best-in-class integration with Windows, UNIX/Linux, and Macintosh environments. For virtual servers and database applications, the SnapServer ® family supports iSCSI block-level access with Microsoft VSS and VDS integration to simplify Windows management. For data protection, the SnapServer ® family offers RAID replication, and snapshots for point-in-time data recovery.

Rackmount Systems

•

The SnapServer ® DX Series products are rack-mountable systems intended for the server room or data center. The rackmount systems provide higher performance and capacity than desktop systems, and are designed for data protection and server consolidation. The SnapServer ® DX Series products support Dynamic RAID ™ and traditional RAID levels 0, 1, 5, 6, and 10. The SnapServer ® DX1 is a 1U server that can be configured with up to four SATA II drives, and can scale to 120 terabytes of storage capacity by adding SnapExpansion enclosures. The SnapServer ® DX2 is a 2U server that can be configured with up to 12 SATA II drives, and can scale to 288 terabytes of storage capacity by adding up to seven SnapExpansion enclosures.

•

The SnapServer ® N2000 is a 2U server that can be configured with up to 12 SATAII drives for up to 24 terabytes of storage capacity or 12 high performance SAS drives for up to 7.2 terabytes of storage capacity. SATA and SAS drives can also be intermixed in the SnapServer ® N2000 for increased flexibility. The SnapServer ® N2000 can be scaled to 144 terabytes by adding SnapServer ® E2000 Expansion enclosures and supports RAID levels 0, 1, 5, 6, and 10.

Desktop System

•

The SnapServer ® 210 is designed for easy set up and maintenance and is an ideal solution for branch and remote offices or departments that do not have dedicated IT personnel. These systems provide network accessible storage and cost effective data protection in a compact, portable, desktop storage unit. The SnapServer ® 210 is configured with two SATA II drives for up to 4 terabytes of storage capacity and supports RAID levels 0 and 1.

REO ® Virtual Tape Library Solutions

Our REO SERIES ® VTL solutions provide best-in-class disk-based backup and recovery. Systems can be configured as virtual tape libraries, standalone virtual tape drives, and/or disk volumes, or LUNs. Powered by our REO Protection OS ® software, our REO ® system includes a unique feature known as dynamic virtual tape which provides more efficient and cost-effective disk storage than other competitive products on the market. REO ® solutions are compatible with all popular open systems or windows-based backup software, physical tape drives or tape libraries and connect easily to iSCSI Ethernet networks for seamless integration into existing backup environments.

The REO ® 4600 is a 2U rackmount VTL designed for high performance, scalable backup and recovery. The REO ® 4600 can be configured with 12 SATA II drives for 12 or 24 terabytes of storage capacity. The REO ® 4600 can be scaled to 120 terabytes by adding up to four SnapServer ® E2000 Expansion enclosures and supports RAID levels 5 and 6.

NEO ® Tape-Based Backup and Long-Term Archive Solutions

Our NEO ® Series Tape Libraries and Autoloaders are designed for small and medium businesses looking for simple, cost-effective data protection, or a complex enterprise environment with stringent performance and data availability requirements. We provide a complete range of high capacity, high performance, flexible tape-based solutions for data backup, recovery and archive. When combined with our SnapServer ® systems, our NEO SERIES ® products create a complete disk-to-disk-to-tape solution with a variety of storage capacity options. The NEO ® tape solutions can accommodate up to 24 tape drives and 1,000 cartridges for maximum efficiency and data protection.

•

The NEO ® S Series provides affordable, tape backup for small and medium-sized businesses. The NEO ® S libraries incorporate the latest linear tape-open (“LTO”) technologies, as well as SAS and FC connectivity. The NEO ® 100s is a tape drive in a compact, rack-friendly 1u form factor. The NEO ® 200s is a 2U tape library that supports up to 24 cartridge slots and 2 tape drives. The NEO ® 400s is a 4U tape library that supports up to 48 cartridge slots and 4 tape drives.

•

The NEO ® E Series provides scalable, high capacity, data-center class tape automation that is ideal for large businesses. The NEO ® E systems incorporate the latest LTO technologies as well as redundant robotics, partitioning capability, mail slot access and SCSI, SAS and FC connectivity. The NEO ® 2000e is a 5U tape library that supports up to 30 cartridge slots and 2 tape drives. The NEO ® 4000e is a 10U tape library that supports up to 60 cartridge slots and 4 tape drives. The NEO ® 2000e and NEO ® 4000e modules can be combined to provide a maximum capacity of up to 240 cartridge slots and 16 tape drives. The NEO ® 8000e is a 43U tape library that supports up to 500 cartridge slots and 12 tape drives in a single module, scalable to 1,000 cartridge slots and 24 tape drives.

Customers

Our solution-focused product offerings are designed specifically for SMEs, SMBs, and distributed enterprises. We sell all of our products through our worldwide distributor and reseller network.

All of our products and services are designed and manufactured to address enterprise customer requirements and reliability standards. The following provides additional detail on our channels:

•

Distribution channel -Our primary distribution partners in North America include Promark Technology, Synnex Corporation, and Ingram Micro Inc. We have approximately 34 distribution partners throughout Europe and Asia. We sell through a two-tier distribution model where distributors sell our products to system integrators, VARs or DMRs, who in turn sell to end users. We support these distribution partners through our dedicated field sales force and field engineers. No distribution partner accounted for more than 10% of net revenue for fiscal 2012 and 2011.

•

Reseller channel -Our reseller channel includes systems integrators, VARs and DMRs. Our resellers frequently package our products as part of a complete data processing system or with other storage devices to deliver a complete storage subsystem. Our resellers sometimes recommend our products as replacement solutions when backup systems are upgraded or bundle our products with storage management software specific to the end user’s system. We support the reseller channel through our dedicated field sales representatives, field engineers and technical support organizations.

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

In July 2011, we introduced the enhanced OverlandCare ™ service offering for our entire line of disk-based and tape-based products. OverlandCare ™ offers on-site service and installation options, round-the-clock phone access to solution experts, as well as proof of concept and architectural design offerings. The OverlandCare ™ program strengthens our ability to provide comprehensive technical assistance on a global scale.

The following details the warranties we currently offer on our major products:

•	three-year advance replacement OverlandCare ™ Level 1 limited warranty on our REO SERIES ® and SnapSAN ™ products;

•	three-year return-to-factory limited warranty on our SnapServer ® NAS products;

•	one-year advance replacement OverlandCare ™ Level 1 limited warranty on our NEO ® 100s, NEO ® 200s, NEO ® 400s and NEO ® 2000e products; and

•	one-year on-site by next business day service OverlandCare ™ Level 2 limited warranty on our NEO ® 4000e and NEO ® 8000e products.

Research and Development

We incurred research and development costs of $8.1 million and $7.7 million in fiscal 2012 and 2011, representing 13.7% and 10.9% of net revenue, respectively. In fiscal 2012, we continued to augment our product lines by expanding our hardware platforms and feature enhancements to our software. Noteworthy product releases for fiscal 2012 included the SnapServer ® DX Series with DynamicRAID ™ . Our plans for fiscal 2013 include hardware and software enhancements across all of our product lines. Particular areas of focus are the introduction of the next generation SnapSAN solutions, Scale-out NAS products, cloud capabilities and enterprise storage software.

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

VR 2® Technology — We have entered into various intellectual property licensing agreements relating to our VR 2® technology. These agreements require the payment of royalty fees based on sales by licensees of products containing our VR 2® technology.

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

Recent Developments

In July 2012, we released the SnapSAN ™ 3000 for midrange businesses, and the SnapSAN ™ 5000 for the enterprise, which replaced the SnapSAN ™ S2000. Both systems are highlighted by features like thin provisioning, volume cloning, synchronous and asynchronous remote replication, snapshots and disk spin down for reduced power consumption. The SnapSAN ™ 5000 offers additional performance, SSD integration for caching and policy-based tiering, and performance analysis, tuning and compliance tools.

In August 2012, we announced that Randy Gast joined us as Senior Vice President of Strategic Alliances and Client Services.

Additional Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website at http://www.overlandstorage.com , free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. The contents of our website are not a part of this report.

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

We have incurred significant operating losses in our last seven fiscal years and we anticipate continued losses during fiscal 2013. As of June 30, 2012, we had an accumulated deficit of $112.7 million . To return to profitability we will need to maintain or increase revenue, increase gross profit margins and improve our operating model. We may also need to implement additional cost reduction efforts across our operations as discussed below.

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

The success of our SnapServer ® family of disk-based products is uncertain and subject to significant risks that could have a material adverse effect on our business, results of operations, financial position and liquidity. We must commit significant resources to sustain these products and will continuously need to update and upgrade them to stay competitive. Any delay in the commercial release of new or enhanced disk-based products could result in a significant loss of potential revenue and may adversely impact the market price of our common stock. Furthermore, if our disk-based products do not achieve market acceptance or success, then the association of our brand name with these products may adversely affect our reputation and sales of other products, diluting the value of our brand name.

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

In July 2012, the ITC released the public version of the Initial Determination, which finds that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination finds no infringement of United States Patent No. 6,353,581. The ITC may review and modify the Initial Determination, which is not a final determination of the ITC action. The ITC’s Final Determination in the investigation is expected by October 22, 2012. See “Item 3. Legal Proceedings” for additional information on the patent litigation lawsuits.

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

Our business is dependent on our ability to attract, hire, retain and motivate talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including competition for such highly skilled personnel; fluctuations in global economic and industry conditions; changes in our management or leadership; competitors’ hiring practices; and the effectiveness of our compensation programs. Additionally, we have experienced a prolonged period of operating losses and declines in our stock price and cash position, which have affected and may continue to affect employee morale and retention. Turnover, particularly among senior management, may also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. We cannot guarantee that we will successfully attract or retain the management we need, or be able to maintain an optimal workforce size. Any inability to attract, hire, retain or motivate such personnel or to address manpower constraints could materially adversely affect our results of operations, financial position or cash flows. We do not currently maintain any key-man insurance for any of our employees.

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

The market price of our common stock is volatile .

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

In August 2010, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc. and BDT-Solutions GmbH. In October 2010, we filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; Dell; and IBM. Also in October 2010, we filed a complaint for patent infringement with the United States International Trade Commission (“ITC”) against the same defendants. Both lawsuits claim infringement of two of our United States patents, Nos. 6,328,766 and 6,353,581. The complaints broadly claimed infringement by BDT’s products, and they specifically identify BDT’s FlexStor II ® product line as infringing our patents. The complaints also claimed infringement by Dell Inc. and IBM products that are manufactured by BDT based on the FlexStor II ® . The Southern District of California case has been stayed to allow the ITC case to move forward first. The ITC instituted the case on November 18, 2010 (Investigation No. 337-TA-746). The trial for such case began on August 29, 2011 and ended on September 7, 2011.

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

Our common stock trades on the NASDAQ Capital Market under the symbol “OVRL.” As of August 31, 2012 , there were approximately 53 shareholders of record.

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

We are a trusted global provider of unified data management and data protection solutions designed to enable small and medium enterprises (“SMEs”), distributed enterprises, and small and medium businesses (“SMBs”) to anticipate and respond to data storage requirements. Whether an organization’s data is locally or globally based, our solutions consolidate and protect data for easy and cost-effective management of different tiers of information. We enable companies to expend fewer resources on information technology (“IT”) allowing them to focus on being more responsive to the needs of their customers.

We develop and deliver a comprehensive solution set of award-winning products and services for storing data throughout the organization and during the entire data lifecycle. Our SnapServer ® product is a complete line of network attached storage (“NAS”) products, and our SnapSAN ™ products are storage area network (“SAN”) solutions designed to ensure primary and secondary data is accessible and protected regardless of its location. Our SnapServer ® and SnapSAN ™ solutions are available with backup, replication and mirroring software in highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO SERIES ® and REO SERIES ® libraries are tape and virtual tape solutions designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.

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

Generation of revenue . We generate the majority of our revenue from sales of our data protection products. The balance of our revenue is provided by selling maintenance contracts and rendering related services, and earning royalties on our licensed technology. The majority of our sales are generated from sales of our branded products through a worldwide channel, which includes systems integrators and VARs.

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

We reported net revenue of $59.6 million for fiscal 2012, compared with $70.2 million for fiscal 2011. The decline in net revenue resulted in a net loss of $16.2 million , or $0.66 per share, for fiscal 2012 compared with a net loss of $14.5 million , or $0.94 per share, for fiscal 2011.

Intellectual property rights . In August and October 2010, we filed patent infringement lawsuits in the United States District Court for the Southern District of California and United States International Trade Commission (“ITC”), respectively, against various parties. Both lawsuits claim infringement of two of our United States patents, Nos. 6,328,766 and 6,353,581.

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

Liquidity and capital resources. At June 30, 2012, we had a cash balance of $10.5 million , compared to $10.2 million at June 30, 2011. In fiscal 2012, we incurred a net loss of $16.2 million . During the third quarter of fiscal 2012, we sold an aggregate of 3,640,000 shares of our common stock for gross proceeds of approximately $7.3 million and net proceeds of approximately $6.6 million. In August 2011, we entered into a credit facility that provides for an $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the remainder of calendar year 2012 as we continue to reshape our business model and further improve operational efficiencies.

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

As of June 30, 2012, we had working capital of $7.4 million , reflecting decreases in current assets and current liabilities of $2.1 million and $0.8 million, respectively, during fiscal 2012. The decrease in current assets is primarily attributable to a $1.8 million decrease in accounts receivable due to lower sales, and a $1.9 million decrease in other current assets primarily due to a decrease in prepaid service contracts. These decreases were offset by a $1.2 million increase in inventory due to significant purchases at fiscal year end for the first quarter of fiscal 2013 product sales, and $0.3 million increase in cash. The decrease in current liabilities is primarily attributable to a $0.9 million decrease in the fair value of an equity award, offset by a slight increase in accounts payable and accrued liabilities related to operating activities.

Industry trends. We estimate that the cost of managing digital assets is four times the cost of acquiring storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives, high performance SAS (Serial Attached SCSI) and Solid State Drives (“SSDs”) drives. IDC estimates that the total NAS market will grow at approximately 9.1% through 2015, and the growth rate for NAS storage systems in price bands up to $15,000, where our SnapServer ® solutions lie, is estimated to be 17.3%. According to IDC, tape storage still constitutes approximately 7.3% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 31.4% and 37.7% of our revenue during fiscal 2012 and 2011, respectively.

Recent Developments

In July 2012, we released the SnapSAN ™ 3000 for midrange businesses, and the SnapSAN ™ 5000 for the enterprise, which replaced the SnapSAN ™ S2000. Both systems are highlighted by features like thin provisioning, volume cloning, synchronous and asynchronous remote replication, snapshots and disk spin down for reduced power consumption. The SnapSAN ™ 5000 offers additional performance, SSD integration for caching and policy-based tiering, and performance analysis, tuning and compliance tools.

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

We have various licensing agreements relating to our Variable Rate Randomizer (“VR 2®”) technology with third parties. The licensees pay us a royalty fee for sales of their products that incorporate our VR 2® technology. The licensees provide us with periodic reports that include the quantity of units, subject to royalty, sold to their end users. We record the royalty when reported to us by the licensee, generally in the period during which the licensee ships the products containing VR 2® technology.

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

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue:

	Fiscal Year
	2012	2011
Net revenue	100.0%	100.0%
Cost of revenue	67.9	69.8

Gross profit	32.1	30.2
Operating expenses:
Sales and marketing	27.1	23.4
Research and development	13.7	10.9
General and administrative	19.9	18.2

	60.7	52.5
Loss from operations	(28.6)	(22.3)
Other income (expense), net	1.5	1.9

Loss before income taxes	(27.1)	(20.4)
Provision for (benefit from) income taxes	0.1	0.4

Net loss	(27.2)%	(20.8)%

A summary of the sales mix by product follows:

	Fiscal Year
	2012	2011
Tape-based products:
NEO Series ®	31.4%	37.6%
ARCvault ® family	—	0.1

	31.4	37.7
Disk-based products:
REO Series ®	1.8	2.2
SnapServer ®	16.7	15.8

	18.5	18.0
Service	40.7	34.5
Spare parts and other	9.3	9.6
VR 2®	0.1	0.2

	100.0%	100.0%

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

Product Revenue

Net product revenue decreased to $35.2 million during fiscal 2012 from $45.7 million during fiscal 2011. The decrease of approximately $10.5 million, or 23.0%, was primarily associated with (i) a decrease of $4.2 million in OEM revenue related to the fulfillment of our obligations under the product supply portion of an agreement with our sole OEM customer, (ii) $3.5 million decrease in sales of our NEO ® products, (iii) $1.2 million decrease in sales of our SnapServer ® products, (iv) $1.1 million decrease in sales of spare parts, and (v) $0.4 million decrease in sales of our REO ® products. The decrease in sales of our SnapServer ® products was primarily attributable to two factors: (i) we increased the selling price of our SnapServer ® products as a result of the increased cost of disk drives due to the severe flooding in Thailand in October 2011, which negatively impacted short-term demand for these products; and (ii) the production ramp-up time for our newly launched disk-based products was longer than originally anticipated, which has caused customers to delay orders.

Service Revenue

Net service revenue was relatively constant at $24.3 million during fiscal 2012 compared to $24.2 million during fiscal 2011.

Royalty Fees

Net royalty fees decreased to $0.2 million during fiscal 2012 from $0.3 million during fiscal 2011. The decrease of $0.1 million, or 33.3%, was primarily associated with lower VR 2® technology royalties. VR 2® technology royalties during fiscal 2012 totaled $0.1 million compared with $0.2 million during fiscal 2011.

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

General and Administrative Expense. General and administrative expense in fiscal 2012 decreased to $11.8 million from $12.7 million during fiscal 2011. The decrease of $0.9 million, or 7.1%, was primarily a result of (i) a decrease of $1.5 million in employee related expenses associated with a decreases in average headcount and facility costs related to the downsizing of our San Diego facility, (ii) a decrease of $0.8 million in outside contractor and audit expenses, principally for financial and accounting services, and (iii) a decrease of $0.3 million in fees as a result of the termination of our two non-OEM financing agreements. These decreases were offset by an increase of $1.6 million in share-based compensation expense primarily associated with options granted to executive officers, and an increase of $0.2 million in legal fees.

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

Liquidity and Capital Resources

At June 30, 2012, we had a cash balance of $10.5 million , compared to $10.2 million at June 30, 2011. In fiscal 2012, we incurred a net loss of $16.2 million . During the third quarter of fiscal 2012, we sold an aggregate of 3,640,000 shares of our common stock for gross proceeds of approximately $7.3 million and net proceeds of approximately $6.6 million. In August 2011, we entered into a credit facility that provides for an $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the remainder of calendar 2012 as we continue to reshape our business model and further improve operational efficiencies.

As of June 30, 2012, we had working capital of $7.4 million , reflecting decreases in current assets and current liabilities of $2.1 million and $0.8 million , respectively, during fiscal 2012. The decrease in current assets is primarily attributable to a $1.8 million decrease in accounts receivable due to lower sales, and a $1.9 million decrease in other current assets primarily due to a decrease in prepaid service contracts. These decreases were offset by a $1.2 million increase in inventory due to significant purchases at fiscal year end for first quarter of fiscal 2013 product sales, and $0.3 million increase in cash. The decrease in current liabilities is primarily attributable to a $0.9 million decrease in the fair value of an equity award, offset by a slight increase in accounts payable and accrued liabilities related to operating activities.

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

During fiscal 2012, we used cash in operating activities of $8.7 million , compared to $10.9 million in fiscal 2011. The use of cash during fiscal 2012 was primarily a result of our net loss of $16.2 million offset by $6.6 million in non-cash items, which were share-based compensation, depreciation and amortization. In addition, we had decreases in accounts receivable due to lower sales, offset by increases in inventory.

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

Contractual Obligations

The following schedule summarizes our contractual obligations to make future payments at June 30, 2012 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations (1)	$7,256	$2,882	$3,017	$1,265	$92
Purchase obligations (2)	4,120	3,291	829	—	—

Total contractual obligations	$11,376	$6,173	$3,846	$1,265	$92

(1)	Represents contractual lease obligations under non-cancelable operating leases on our San Diego, California; San Jose, California; Wokingham, England; and Paris, France facilities.
(2)	Represents purchase orders for inventory and non-inventory items entered into prior to June 30, 2012, with purchase dates extending beyond July 1, 2012. Some of these purchase obligations may be canceled.

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

The following table sets forth the name, age, and position of our directors. The table also sets forth the year in which each director was first elected to the Board. Directors are elected each year, and all directors serve one-year terms. As of August 31, 2012 , directors are as follows:

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

Biographical Information of Directors

Robert A. Degan has been a private investor since January 2000. From November 1998 to December 1999, Mr. Degan served as General Manager of the Enhanced Services & Migration Business Unit (formerly, Summa Four, Inc.) of Cisco Systems, Inc., an Internet networking company. From July 1998 to November 1998, Mr. Degan was Chairperson, President and Chief Executive Officer of Summa Four, Inc., and from January 1997 to July 1998, he served as its President and Chief Executive Officer and as a director. Mr. Degan retired from the board of directors of CaminoSoft Corp. in December 2007, FlexiInternational Software, Inc. in July 2006 and Gensym Corporation in May 2005. Mr. Degan was formerly on the research staff at Massachusetts Institute of Technology. Mr. Degan’s significant prior experience as a director and Chief Executive Officer of Summa Four, along with his experience from his career in related industries and as a board member of other public technology companies, provides our Board of Directors with financial and operational expertise and analytical skills relevant to the storage industry.

Nora M. Denzel served as the Senior Vice President of payroll services at Intuit, Inc. (“Intuit”), a provider of business and financial management software, from February 2008 through August 2012. From February 2006 to January 2008, Ms. Denzel served as an independent consultant to technology companies. From August 2000 to February 2006, she held several executive level positions in technology with Hewlett-Packard Company (“HP”), a global manufacturer of computing, communications and measurement products and services, including: Senior Vice President/General Manager Software Global Business Unit (May 2002 to February 2006); Senior Vice President Adaptive Enterprise (June 2004 to May 2005); and Vice President Storage Organization (August 2000 to May 2002). Prior to HP, she served as Senior Vice President of Product Operations from February 1997 to August 2000 at Legato Systems, Inc. Since September 2011, Ms. Denzel has served on the board of directors of Saba Software, Inc., a provider of learning, people management and collaboration technologies, and also serves on the board of directors and advisory boards of several privately-held organizations. Ms. Denzel’s experience at Intuit and HP, combined with her prior consulting work for technology companies, provides her with valuable knowledge of technology companies and of companies with a global presence. She is able to provide our Board of Directors with current working knowledge of business and economic trends that affect the storage industry.

Joseph A. De Perio has served as a Senior Portfolio Manager, Activist Investments and Private Equity of Clinton Group, Inc. since October 2010. Since June 2011, Mr. De Perio has been a board member of Viking Systems, Inc., a developer, manufacturer and marketer of visualization solutions for complex, minimally invasive surgery. Since September 2011, Mr. De Perio has been the President and Vice Chairperson of ROI Acquisition Corporation. In April 2011, Mr. De Perio was elected to our Board of Directors pursuant to the terms of a purchase agreement, dated March 16, 2011 (the “Purchase Agreement”), by and among us and certain investors, including, Clinton Magnolia

Master Fund, Ltd. (“CMAG”) and CMAG’s investment manager, Clinton Group, Inc. (“CGI”). From December 2007 to September 2010, Mr. De Perio was a Vice President at Millennium Management, L.L.C. From June 2006 to December 2007, Mr. De Perio served as Vice President, Activist Investments and Long/Short Equity and Private Equity of the Clinton Group. Mr. De Perio’s experience as an investor in public technology companies enables him to provide our Board of Directors with insights as to the perspectives of our institutional shareholder base.

Eric L. Kelly has served as our Chief Executive Officer since January 2009, our President since January 2010 and a member of our Board of Directors since November 2007. From April 2007 to January 2009, Mr. Kelly served as President of Silicon Valley Management Partners Inc., a management consulting and M&A advisory firm, which he co-founded in April 2007. From July 2004 to August 2006, Mr. Kelly was Vice President and General Manager of storage systems solutions at Adaptec, Inc. (“Adaptec”). From August 2002 to July 2004, he served as President and Chief Executive Officer of Snap Appliance, Inc., which was acquired by Adaptec in July 2004. The Snap division of Adaptec was acquired by us in June 2008. From March 2000 to June 2002, Mr. Kelly served as President, Network Systems Division of Maxtor Corporation. From 1980 to 1998, he served in executive or managerial roles with Netpower Incorporated, Diamond Multimedia Systems Incorporated, Conner Peripherals Incorporated, Marq Technologies Incorporated and IBM. Mr. Kelly’s position as our President and Chief Executive Officer provides our Board of Directors with unique insight and direct access to strategic and operational information about us. His significant experience in the storage industry, including his involvement in Snap Appliance, allows him to draw on experiences and knowledge from across the storage industry and enables him to identify best practices and strategic initiatives for us.

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

Shmuel Shottan served as Chief Technology Officer of BlueArc Corporation (“BlueArc”), a supplier of enterprise network attached storage from September 2001 to September 2011 and Senior Vice President of Engineering of BlueArc from September 2001 to April 2006. In September 2011, BlueArc was acquired by Hitachi Data Systems Corporation, a supplier of mid-range and high-end storage systems, where Mr. Shottan holds the position of Vice President of Product Operations and Technology. Prior to BlueArc, Mr. Shottan was a General Partner of Quantum Technology Ventures, a $100 million corporate venture fund. From 1995 to March 1999, Mr. Shottan served as Senior Vice President and Chief Technical Officer for Snap Appliance, which was sold to Quantum Corporation in March 1999. From March 1999 to February 2000, Mr. Shottan served as Senior Vice President of Engineering and Chief Strategy Officer for the Snap Division of Quantum. Prior to Snap, Mr. Shottan served as Vice President of Engineering and Chief Technical Officer of Parallan Computer, Inc. from 1993 to 1995. Mr. Shottan’s significant experience at BlueArc and other technology companies provides our Board of Directors with valuable insight directly related to technology developments in the storage industry. His engineering background and storage experience makes him particularly well suited to understanding our technology and allows him to provide valuable perspective to our Board of Directors on new product initiatives.

Executive Officers of the Registrant

The executive officers, their ages, positions held and biographical information as of August 31, 2012 , are as follows:

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

Code of Business Conduct and Ethics

We have adopted the Overland Storage, Inc. Code of Business Conduct and Ethics, which applies to our directors, executive officers and employees. A copy of the Code of Business Conduct and Ethics is publicly available on our website at www.overlandstorage.com . If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code applying to our principal executive officer or our principal financial or accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Item 11.	Executive Compensation.

Summary Compensation Table for Fiscal Year 2012

The following table summarizes the total compensation paid to or earned by our principal executive officer and our two other most highly compensated executive officers (referred to as our “named executive officers”) for the Company’s 2012 and 2011 fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Eric L. Kelly	2012	400,000		—	—	180,000	16,260	596,260
President and Chief Executive Officer	2011	400,000		—	4,419,519	350,000	22,929	5,192,448

Kurt L. Kalbfleisch	2012	266,000		—	—	73,250	25,306	364,556
Senior Vice President, Chief Financial Officer and Secretary	2011	243,500		10,000	1,767,859	109,875	25,096	2,156,330

Jillian Mansolf	2012	326,500	(5)	—	—	9,688	29,617	365,805
Senior Vice President of Global Sales and Marketing	2011	334,095	(5)	—	1,537,980	21,275	28,214	1,921,564

(1)	The amount shown in the “Bonus” column represents a discretionary bonus awarded by the Compensation Committee for the fiscal year.
(2)	The amounts shown in the “Stock Awards” column do not reflect compensation actually received by the named executive officer. These amounts represent the fair value on the grant date of the awards granted to these officers during the applicable fiscal year. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our consolidated financial statements. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, see Note 7 to the consolidated financial statements included herein. There were no option awards granted in fiscal 2012 and 2011.
(3)	The amounts shown in the “Non-Equity Incentive Plan” column represent bonuses awarded for fiscal 2012 and 2011 pursuant to the terms of our Executive Bonus Plan and as established by the Compensation Committee for the fiscal year.
(4)	The amounts shown in the “All Other Compensation” column reflect premiums we paid on the officer’s behalf for health insurance, term life insurance and certain out-of-pocket medical and wellness expenses we paid on the officer’s behalf.
(5)	This amount includes sales commissions of $76,500 and $94,490 earned in fiscal 2012 and 2011, respectively.

Outstanding Equity Awards at End of Fiscal Year 2012

The following table provides information about the holdings of stock and option awards by our named executive officers outstanding at the end of fiscal year 2012.

		Option Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of units of stock that have not vested (#)		Market value of units of stock that have not vested ($) (4)
Eric L. Kelly	11/13/2007	6,000		—		5.31	11/13/2013
	12/9/2008	6,000		—		0.75	12/9/2014
	1/27/2009	299,999		—		0.78	1/27/2015
	2/18/2010	962,889	(1)	275,111	(2)	2.49	4/23/2016
	6/29/2011							1,311,154	(3)	$2,464,970
Kurt L. Kalbfleisch	8/8/2002	833		—		29.16	8/8/2012
	5/22/2006	333		—		24.09	5/22/2016
	2/18/2010	177,000	(1)	—		2.49	4/23/2016
	6/29/2011							522,633	(3)	$982,550
Jillian Mansolf	7/16/2009	40,000		—		1.65	7/16/2015
	2/18/2010	178,356	(1)	—		2.49	4/23/2016
	6/29/2011							449,516	(3)	$845,090

(1)	This award was originally granted as a stock option award and was amended and reissued on June 29, 2011 as a stock appreciation rights (“SAR”) award. The purpose of the amendment and reissuance is to provide that, upon exercise, the SAR award will be settled in cash or stock, at our discretion. No other terms of the award changed.
(2)	This SAR award vests in equal monthly installments over a thirty-six month period following the grant date.
(3)	This stock award vests in six equal installments, with the first installment vesting six months after July 15, 2011 and an additional installment vesting at the end of each six-month period thereafter.
(4)	Amounts listed represent the aggregate market value of the unvested restricted stock awards held by the named executive officers based on the closing price of a share of our common stock of $1.88 on the last trading day of fiscal 2012.

Employment, Severance and Change in Control Agreements

Employment Agreements . The following describes the employment arrangements we have with our named executive officers.

Eric L. Kelly . We entered into an employment agreement with Mr. Kelly, our President and Chief Executive Officer, on June 24, 2009, which was amended and restated on June 29, 2011 (the “Kelly Agreement”). The Kelly Agreement provides for Mr. Kelly to earn a base salary of $400,000, which has been his base salary since his appointment as Chief Executive Officer on January 27, 2009. Mr. Kelly is eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by our Board of Directors or an authorized committee of our Board of Directors. His annual bonus target is 100% of the greater of $400,000 or his base salary as of the end of the applicable fiscal quarter or year in which the bonus is earned, and he has the opportunity to earn an annual bonus of up to 150% of the target bonus. If we terminate Mr. Kelly’s employment without cause or he resigns for good reason, or if he dies or becomes disabled, before the end of a fiscal quarter or year, he will be eligible to receive a prorated amount of the target bonus for the fiscal quarter or year in which his employment terminates. For purposes of the Kelly Agreement, the terms “cause” and “good reason” are defined in the agreement, and a termination of employment by us without cause includes a termination by us at the end of the term then in effect. To the extent that any travel, lodging or auto expense reimbursements are taxable to Mr. Kelly, we will provide him with a tax restoration payment so that he will be put in the same after-tax position as if such reimbursements had not been subject to tax. The Kelly Agreement has a three-year term and automatically renews for additional one-year terms. We may unilaterally modify Mr. Kelly’s cash compensation at any time, subject to Mr. Kelly’s right to terminate his employment for good reason.

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

Jillian Mansolf . As our Senior Vice President of Global Sales and Marketing, Ms. Mansolf is an at-will employee and her employment may be terminated by us for any reason, with or without notice. Prior to May 2011, Ms. Mansolf earned an annual salary of $238,000, was eligible for quarterly commission earnings of up to $25,500 for a total compensation package equal up to $340,000 annually. Ms. Mansolf currently earns an annual salary of $250,000 and is eligible for quarterly commission earnings of $25,500, for a total annual compensation package of up to $352,000. Ms. Mansolf is also eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by our Board of Directors or an authorized committee of our Board of Directors. Ms. Mansolf’s offer letter provides that if her employment is terminated by us without cause she is eligible to receive severance benefits consisting of six months of base salary plus earned commissions and twelve months of continued health benefits coverage.

Retention Agreements . The following describes the severance arrangements we have with our named executive officers in the case of a change of control. For these purposes, the terms “cause,” “good reason,” and “change in control” are defined in each executive’s retention agreement.

Eric L. Kelly . On June 24, 2009, we entered into a retention agreement with Mr. Kelly, which provides that he will receive a lump sum severance payment if, within 60 days before or two years following a change of control of our company, his employment is terminated by us without cause or he resigns for good reason. The severance payment will equal 150% of the sum of Mr. Kelly’s base salary at the time of the consummation of the change of control or termination date or $400,000, whichever is higher, plus any annual target bonus. The retention agreement provides that (i) if Mr. Kelly elects to continue insurance coverage as provided by COBRA, we will reimburse him for an amount equal to the premiums he would be required to pay to continue health insurance coverage under our insurance plans for himself and his eligible dependents under COBRA for 18 months following the date of his termination, and (ii) we will reimburse him for an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 18 months following his termination (reduced by the amount of any reimbursements for COBRA premiums as described in clause (i) above). We are required to reimburse Mr. Kelly for the estimated costs of these benefits in one lump sum payment on his termination date. In addition, Mr. Kelly will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change of control. The consideration payable to Mr. Kelly under the retention agreement is contingent upon him providing us a general release of claims. If any portion of any payment under the retention agreement would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then that payment will be reduced to an amount that is one dollar less than the threshold for triggering the tax imposed by Section 4999 of the Internal Revenue Code.

Jillian Mansolf . We entered into a retention agreement with Ms. Mansolf effective July 13, 2009. This agreement generally provides that Ms. Mansolf will receive a lump sum severance payment if, within two years of the consummation of a change of control of our company, her employment is terminated without cause or she resigns with good reason. These severance payments are based on Ms. Mansolf’s base salary and target commission at the time of the consummation of the change of control or the termination date, whichever is higher, plus her target bonus for the year before the consummation of the change of control. The agreement provides that, upon a qualifying termination in connection with a change of control, Ms. Mansolf is entitled to receive an amount equal to her annual base salary, target commissions plus target bonus. If any portion of any payment under the retention agreement would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then that payment will be reduced to an amount that is one dollar less than the threshold for triggering the tax imposed by Section 4999 of the Internal Revenue Code. The agreement also provides that if Ms. Mansolf elects to continue health insurance coverage as provided by COBRA, we would reimburse her for the amount of the premiums incurred by her for 12 months following the termination date. The consideration payable to Ms. Mansolf under the retention agreement is contingent upon her providing us a general release of claims.

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

For fiscal 2012, the Compensation Committee established performance goals for our revenue growth and gross operating expenses. The named executive officers’ target bonuses for fiscal 2012 (expressed as a percentage of the executive’s annual base salary) were as follows: Mr. Kelly-100%; Mr. Kalbfleisch-50%; and Ms. Mansolf-10%. (Ms. Mansolf’s participation in the Bonus Plan is in addition to her opportunity to be awarded sales commissions under her employment agreement as described above.) The bonuses awarded to each named executive officer under the Bonus Plan for fiscal 2012 are reported in the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table for Fiscal 2012” above.

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

Name	Fees earned or paid in cash	Option awards (1)(2)(3)	Total
Joseph De Perio	$40,000	$31,946	$71,946
Robert A. Degan	$40,000	$31,946	$71,946
Nora M. Denzel	$40,000	$31,946	$71,946
Scott McClendon	$50,000	$31,946	$81,946
Shmuel Shottan	$40,000	$31,946	$71,946

(1)	The amounts shown in this column do not reflect compensation actually received by the non-employee director. These amounts represent the fair value on the grant date of the awards granted to the directors during fiscal 2012. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our consolidated financial statements. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, see Note 7 to the consolidated financial statements.
(2)	The amounts in this column represent the fair value on the grant date of stock option awards granted on June 4, 2012 to each non-employee director, in exchange for the cancellation of the unvested restricted stock awards granted to the director on May 10, 2011. Each of the canceled restricted stock awards had a fair value on the May 2011 grant date of $50,000. There were no stock awards granted in fiscal 2012.
(3)	At the end of fiscal 2012, the number of shares subject to outstanding option awards for each non-employee director were as follows: Mr. De Perio-22,728; Mr. Degan-85,816; Ms. Denzel-57,150; Mr. McClendon-93,149; and Mr. Shottan-22,728. The number of shares subject to outstanding stock awards were as follows: Mr. De Perio-0; Mr. Degan-0; Ms. Denzel-0; Mr. McClendon-565,869; and Mr. Shottan-0.

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

	Beneficial Ownership
Beneficial Owner	Shares of common stock currently owned		Shares acquirable within 60 days (1)		Total shares of common stock owned		Percent of class (2)
5% shareholders
Special Situations Fund
527 Madison Avenue, Suite 600 New York, NY 10022	3,143,459	(3)	5,967,220		9,110,679		27.0%

Clinton Group, Inc.
9 West 57th Street, 26th Floor New York, NY 10019	2,832,861	(4)	1,246,458	(4)	4,079,319		14.0%

Marathon Capital Management
4 North Park Drive, Suite 106 Hunt Valley, MD 21030	3,556,373	(5)	—		3,556,373		12.8%

Pinnacle Family Office Investments, L.P.
4965 Preston Park Blvd., Suite 240 Plano, TX 75093	1,517,150	(6)	347,600		1,864,750		6.6%

Southwell Partners, L.P.
1901 North Akard, 2nd Floor Dallas TX 75201	1,184,062	(12)	347,600	(12)	1,531,662		5.4%

Executive Officers and Directors+
Eric Kelly	214,580	(8)	1,765,938		1,980,518		6.7%
Jillian Mansolf	105,115	(9)	350,381		455,496		1.6%
Kurt L. Kalbfleisch	69,462		281,860		351,322		1.2%
Scott McClendon	294,137	(10)	241,422		535,559		1.9%
Robert A. Degan	666	(7)	75,817		76,483	*
Nora M. Denzel	666		63,817		64,483	*
Joseph A. De Perio (11)	6,000		29,395		35,395	*
Shmuel Shottan	2,500		29,395		31,895	*
Current directors and executive officers as a group (8 persons)	693,126		2,838,025		3,531,151		11.5%

+	Except as otherwise indicated, the address for each beneficial owner is 9112 Spectrum Center Boulevard, San Diego, CA, 92123.
*	Less than 1%.
(1)	With respect to holders of 5% or more of our shares of common stock, this amount includes shares of our common stock, which could be acquired upon exercise of outstanding warrants. With respect to our executive officers and directors, this amount includes shares of our common stock, which could be acquired upon exercise of stock options which are either currently vested and exercisable or will vest and become exercisable within 60 days of August 31, 2012 , with respect to Ms. Mansolf and Messrs. Kelly and McClendon, shares of common stock which could be acquired upon exercise of outstanding warrants within 60 days of August 31, 2012 , and with respect to Ms. Mansolf and Messrs. Kelly, Kalbfleisch, and McClendon, shares of common stock which will be issued upon the settlement of stock awards within 60 days of August 31, 2012 .
(2)	Based on 27,832,271 shares of common stock outstanding on August 31, 2012 and calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.
(3)	According to a Form 4 filed with the SEC on March 14, 2012 and our records, the number of shares of our common stock currently owned (“Shares”) and the number of shares of our common stock acquirable within 60 days pursuant to warrants (“Warrant Shares”) includes 1,311,720 Shares and 2,457,092 Warrant Shares held directly by Special Situations Fund III Q.P., L.P., 893,661 Shares and 1,755,064 Warrant Shares held directly by Special Situations Private Equity Fund, L.P., 131,329 Shares and 245,708 Warrant Shares held directly by Special Situations Technology Fund, L.P. and 806,749 Shares and 1,509,356 Warrant Shares held directly by Special Situations Technology Fund II, L.P. MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III, QP, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the investment adviser to the Special Situations Fund III, QP, L.P., the Special Situations Technology Fund, L.P., the Special Situations Technology Fund II, L.P. and the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.
(4)	These shares are held directly by CMAG. CGI is the investment manager of CMAG and consequently has voting control and investment discretion over securities held by CMAG. CGI and George Hall, as chief investment officer and president of CGI, may be deemed to beneficially own any securities owned by CGI and CMAG. Each of CGI and Mr. Hall disclaim beneficial ownership of these securities.
(5)	Based on the Schedule 13F filed August 14, 2012, Marathon has sole investment authority for these shares and sole voting authority with respect to 393,200 of these shares.
(6)	Based on the Schedule 13G filed on February 6, 2012, Pinnacle has sole voting and disposition power.
(7)	Includes 333 shares of common stock held by Mr. Degan’s wife.
(8)	Includes 49,309 shares of common stock owned by Mr. Kelly through his family trust.
(9)	Includes 22,760 shares of common stock owned by Ms. Mansolf through her family trust.

(10)	Represents 260,471 shares of common stock owned by Mr. McClendon through his family trust, 33,333 shares through his self-directed IRA and 333 shares held by his wife.
(11)	Mr. De Perio was elected to our Board of Directors pursuant to the terms of the Purchase Agreement. CMAG is the nominee of, and is employed by, CGI and CGI is the investment manager of CMAG. Pursuant to the Purchase Agreement, CMAG acquired 2,832,861 Shares and 1,246,458 Warrant Shares for total consideration of $5.0 million.
(12)	Based on the Schedule 13G filed on August 7, 2012, Southwell has shared voting and disposition power with respect to these shares.

We are aware of no arrangements, including any pledge by any person of our common stock, the operation of which may at a subsequent date result in a change of control of us.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of the last day of fiscal 2012 .

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options and rights (3)	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))
Equity compensation plans approved by our shareholders (1)	5,427,435	$2.86	2,614,129
Equity compensation plans not approved by our shareholders (2)	283,356	$1.69	—

Total	5,710,791	$2.66	2,614,129

(1)	Of the aggregate number of shares that remained available for future issuance reported in column (c), 1,939,742 were available under the 2009 Plan and 674,387 were available under the 2006 Employee Stock Purchase Plan. The 2009 Plan permits the granting of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, and stock units. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of a named executive officer’s outstanding awards will immediately terminate upon a termination of the named executive officer’s employment.
(2)	These figures represent options to purchase shares of our common stock granted to certain employees (including Ms. Mansolf) as an inducement to their commencing employment with us (the “Inducement Options”). The Inducement Options were not granted under a plan and are administered by the Compensation Committee. The Inducement Options are generally subject to the same terms as options granted under the 2009 Plan. The Inducement Options have a six-year term and are subject to earlier termination in the case of termination of the optionee’s employment or a change in control of us. These options generally may not be transferred by the optionee.
(3)	The weighted-average exercise prices do not reflect shares subject to outstanding awards of restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

The Board of Directors, upon the recommendation of the Nominating and Governance Committee, has affirmatively determined that Ms. Denzel and Messrs. Degan, McClendon, De Perio and Shottan are independent directors within the meaning of NASDAQ Marketplace Rule 5605(a)(2). Mr. Kelly does not meet the independence requirements under NASDAQ Marketplace Rule 5605(a)(2) because he is our President and Chief Executive Officer. In the course of determining whether Ms. Denzel and Messrs. Degan, McClendon, De Perio and Shottan were independent under NASDAQ Marketplace Rule 5605(a)(2), the Board of Directors considered the following transactions, relationships and arrangements not required to be disclosed in “Certain Relationships and Related Party Transactions”:

•

Although Mr. McClendon served as our Interim President and Chief Executive Officer from November 2006 through August 2007, he is not automatically disqualified from being an independent director under NASDAQ Marketplace Rule 5605(a)(2) because he served in these interim positions more than three years prior to our Board of Director’s determination of his independence and for less than one year.

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

The following table summarizes the aggregate fees billed to us by our independent registered public accounting firm, Moss Adams LLP (“Moss Adams”) (in thousands):

	Fiscal Year
	2012	2011
Audit fees (1)	$347	$405
Audit-related fees (2)	20	92
Tax fees (3)	—	—
All other fees (4)	—	—

Total	$367	$497

(1)	Audit fees consist of fees incurred for professional services rendered in connection with the audit of the annual financial statements, and for the review of the quarterly financial statements.
(2)	Audit-related fees includes fees incurred for professional services rendered in conjunction with assurance and related services that are not explicitly related to the audit or review of our financial statements, including registration statements.
(3)	Tax fees includes fees incurred for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning. There were no such services rendered to us by Moss Adams during fiscal years 2012 or 2011.
(4)	All other fees includes fees for products and services other than the services reported above. There were no such services rendered to us by Moss Adams during fiscal years 2012 or 2011.

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

(a)(3) Exhibits.

2.1	Asset Purchase Agreement dated June 27, 2008 between the Company and Adaptec, Inc. (incorporated by reference to the Company’s Form 8-K filed July 3, 2008). ++

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.2	Certificate of Amendment of Articles of Incorporation dated November 15, 2005 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2006).

3.3	Certificate of Amendment of Articles of Incorporation dated December 12, 2008 (incorporated by reference to the Company’s Form 10-Q filed February 11, 2009).

3.4	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation dated December 8, 2009 (incorporated by reference to the Company’s Form 8-K filed December 8, 2009).

3.5	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock dated February 19, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

3.6	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation dated April 28, 2010 (incorporated by reference to the Company’s Form 8-K filed April 29, 2010).

3.7	Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock dated April 29, 2010 (incorporated by reference to the Company’s Form 8-K filed May 5, 2010).

3.8	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation dated June 23, 2011 (incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

3.9	Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

3.10	Certificate of Amendment of Bylaws (incorporated by reference to the Company’s Form 8-K filed April 30, 2007).

4.1	Specimen stock certificate (incorporated by reference to the Company’s Form 10-Q filed February 10, 2010).

4.2	Shareholder Rights Agreement dated August 22, 2005 between the Company and Wells Fargo Bank, N.A., as Transfer Agent (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

4.3	Amendment No. 1 to Shareholder Rights Agreement dated March 21, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

4.4	Common Stock Purchase Warrant between the Company and Roth Capital Partners, LLC dated November 4, 2009 (incorporated by reference to the Company’s Form 10-Q dated February 10, 2010).

4.5	Form of Common Stock Purchase Warrant dated February 18, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

4.6	Form of Registration Rights Agreement dated February 22, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

4.7	Form of Common Stock Purchase Warrant dated March 16, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

4.8	Form of Registration Rights Agreement dated March 21, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

10.1	San Diego Headquarters Facility Lease dated October 12, 2000 between the Company and LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-Q filed February 14, 2001).

10.2	First Amendment to Lease dated January 18, 2001 between the Company and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.3	Second Amendment to Lease dated March 8, 2001 between the Company and LBA Overland, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.4	Third Amendment to Lease dated June 30, 2010 between the Company and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC). (incorporated by reference to the Company’s Form 10-K filed September 24, 2010).

10.5	Product Purchase Agreement No. 1585-042103 dated July 31, 2003 between the Company and Hewlett-Packard Company (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004). +

10.6	Addendum to Product Purchase Agreement No. 1585-042103 effective July 30, 2006 between the Company and Hewlett-Packard Company (incorporated by reference to the Company’s Form 10-K filed September 15, 2006).

10.7	Addendum to Product Purchase Agreement between the Company and Hewlett-Packard Company dated December 15, 2007 (incorporated by reference to the Company’s Form 10-Q filed May 1, 2008). +

10.8	Addendum to Product Purchase Agreement between the Company and Hewlett-Packard Company dated October 29, 2008 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.9	Addendum to Product Purchase Agreement between the Company and Hewlett-Packard Company dated April 6, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.10*	Form of Indemnification Agreement entered into between the Company and each of its directors and officers (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.11*	Retention Agreement between the Company and Eric Kelly dated June 24, 2009 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2010).

10.12*	Retention Agreement between the Company and Jillian Mansolf dated July 13, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.13*	Employment letter between the Company and Jillian Mansolf dated June 23, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.14*	Employment Agreement between the Company and Eric Kelly dated August 3, 2011 (incorporated by reference to the Company’s Form 8-K filed August 4, 2011).

10.15*	Employment and Severance Agreement between the Company and Kurt L. Kalbfleisch dated August 3, 2011 (incorporated by reference to the Company’s Form 8-K filed August 4, 2011).

10.16*	Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 8-K filed November 16, 2007).

10.17*	Amendment to 2003 Equity Incentive Plan effective as of January 27, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.18*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.19*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.20*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.21*	Form of Stock Option Agreement for Inducement Options granted to executive officers (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.22*	2006 Employee Stock Purchase Plan, as amended (incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

10.23*	2009 Equity Incentive Plan, as amended (incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

10.24*	Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to senior officers under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.25*	Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.26*	Form of Notice of Restricted Stock Award and Restricted Stock Agreement for restricted stock granted to senior officers or outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.27*	2000 Stock Option Plan, as amended and restated (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.28*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under 2000 Stock Option Plan (incorporated by reference to the Company’s Form 10-Q filed May 15, 2001).

10.29*	Standard Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for restricted stock units granted under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

10.30*	Special Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for restricted stock units granted under the 2009 Equity Incentive Plan dated June 29, 2011(incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

10.31*	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement between the Company and Scott McClendon dated June 29, 2011(incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

10.32*	Form of Stock Appreciation Rights Award Agreement dated June 29, 2011(incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

10.33*	Executive Bonus Plan (incorporated by reference to the Company’s Form 10-K filed September 24, 2010).

10.34*	Form of Purchase Agreement dated February 18, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

10.35	Form of Subscription Agreement dated November 12, 2010 (incorporated by reference to the Company’s Form 8-K filed November 17, 2010).

10.36	Financial Advisory Agreement, dated November 12, 2010, between Overland and Roth Capital Partners, LLC. (incorporated by reference to the Company’s Form 8-K filed November 17, 2010).

10.37	Form of Purchase Agreement dated March 16, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

10.38	Underwriting Agreement, dated March 23, 2012, between the Company and Needham & Company, LLC (incorporated by reference to the Company’s Form 8-K filed March 23, 2012).

10.39	Loan and Security Agreement between the Company and Silicon Valley Bank (incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

10.40	Settlement Agreement, by and between the Company and International Business Machines Corporation, dated November 16, 2011 (incorporated by reference to the Company’s Form 10-Q filed February 15, 2012). +

21.1**	Subsidiaries of the Company.

23.1**	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference to the Company’s Form 10-K filed September 13, 2012).

31.1**	Certification of Eric L. Kelly, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Kurt L. Kalbfleisch, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, President and Chief Executive Officer, and Kurt L. Kalbfleisch, Senior Vice President and Chief Financial Officer.

101***	Financial information from the Company’s Annual Report on Form 10-K for the period ended July 1, 2012 formatted in eXtensible Business Reporting Language (XBRL).

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
++	Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of the omitted schedules and similar attachments will be provided supplementally to the SEC upon request.
*	Management contract or compensation plan or arrangement.
**	Filed herewith.
***	This exhibit was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended July 1, 2012, filed with the Securities and Exchange Commission on September 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERLAND STORAGE, INC.

Dated:	February 12, 2013	By:	/s/ ERIC L. KELLY
Eric L. Kelly President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ERIC L. KELLY Eric L. Kelly	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2013

* Kurt L. Kalbfleisch	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2013

* Robert A. Degan	Director	February 12, 2013

* Joseph De Perio	Director	February 12, 2013

Vivekanand Mahadevan	Director	February 12, 2013

* Scott McClendon	Executive Chairperson of the Board of Directors	February 12, 2013

*By:	/s/ ERIC L. KELLY
Eric L. Kelly
Attorney-In-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Overland Storage, Inc.

We have audited the accompanying consolidated balance sheets of Overland Storage, Inc. (the “Company”) as of July 1, 2012, and July 3, 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

OVERLAND STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2010	10,886	$85,709	$(980)	$(82,063)	$2,666
Issuance of common stock	12,078	17,795	—	—	17,795
Exercise of stock options and ESPP purchases	29	30	—	—	30
Share-based compensation	—	3,073	—	—	3,073
Stock appreciation rights	—	(2,225)	—	—	(2,225)
Net loss	—	—	—	(14,499)	(14,499)
Foreign currency translation	—	—	295	—	295

Balance at June 30, 2011	22,993	104,382	(685)	(96,562)	7,135
Issuance of common stock	3,723	6,739	—	—	6,739
Exercise of stock options and ESPP purchases	293	523	—	—	523
Issuance of restricted stock	728	(831)	—	—	(831)
Share-based compensation	—	4,994	—	—	4,994
Stock appreciation rights	—	875	—	—	875
Net loss	—	—	—	(16,161)	(16,161)
Foreign currency translation	—	—	(233)	—	(233)

Balance at June 30, 2012	27,737	$116,682	$(918)	$(112,723)	$3,041

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

The Company has incurred losses for its last seven fiscal years and negative cash flows from operating activities for its last six fiscal years. As of June 30, 2012 , the Company had an accumulated deficit of $112.7 million . During fiscal 2012, the Company incurred a net loss of $16.2 million . Through calendar 2012, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.

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

The Company has various licensing agreements relating to its Variable Rate Randomizer (“VR 2®”) technology with third parties. The licensees pay a royalty fee for sales of their products which incorporate the VR 2® technology. The licensees provide the Company with periodic reports which include the number of units, subject to royalty, sold to their end users. The Company records the royalty when reported to it by the licensee, generally in the period during which the licensee ships the products containing VR 2® technology.

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

Information about Products and Services

The following table summarizes net revenue by product (in thousands):

	Fiscal Year
	2012	2011
Tape-based products:
NEO SERIES ®	$18,732	$26,363
ARCvault ® family	—	51

	18,732	26,414
Disk-based products:
REO SERIES ®	1,094	1,529
SnapServer ®	9,916	11,128

	11,010	12,657
Service	24,252	24,213
Spare parts and other	5,555	6,744
VR 2®	83	169

	$59,632	$70,197

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

Property and Equipment

Property and equipment are recorded at cost. The Company also capitalizes qualifying internal use software costs incurred during the application development stage. Depreciation expense is computed using the straight-line method. Leasehold improvements are depreciated over the shorter of the remaining estimated useful life of the asset or the term of the lease .

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

Foreign Currency Translation

The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders’ equity. Gains or losses from foreign currency transactions are recognized in income. Such transactions resulted in a gain of $0.2 million for fiscal 2012 and a loss of $0.5 million for fiscal 2011.

Income Taxes

The Company provides for income taxes utilizing the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when a judgment is made that it is considered more likely than not that a tax benefit will not be realized. A decision to record a valuation allowance results in an increase in income tax expense or a decrease in income tax benefit. If the valuation allowance is released in a future period, income tax expense will be reduced accordingly.

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

NOTE 3 — INTANGIBLE ASSETS

Intangible assets, net, primarily consists of customer contracts and trade names acquired in the June 2008 acquisition of SnapServer, which have been assigned an estimated useful life of 6 years . The i ntangible assets are being amortized on a straight-line basis over their estimated useful lives.

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

NOTE 4 — DEBT

In August 2011, the Company entered into a loan and security agreement, or credit facility, which allows for revolving cash borrowings up to $8.0 million . The proceeds of the credit facility may be used to fund the Company’s working capital and to fund its general business requirements. The obligations under the credit facility are secured by all assets of the Company. Borrowings under the credit facility bear interest at the prime rate (as defined in the credit facility) plus a margin of either 1.00% or 1.25% , depending on the Company’s liquidity coverage ratio. The Company is also obligated to pay other customary facility fees and arrangement fees for a credit facility of this size and type. At June 30, 2012 , the interest rate on the credit facility was 4.25% .

The credit facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens and indebtedness, make certain types of payments, merge or consolidate, and make dispositions of assets. The credit facility specifies customary events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Upon the occurrence of an event of default under the credit facility, the lender may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and deduct such amounts from the Company’s lockbox account on deposit with the bank. At June 30, 2012 , the Company was in compliance with all covenants of the credit facility.

At June 30, 2012 , $3.5 million was outstanding and recorded as long-term debt. No payments are due within the next 12 months. While the credit facility is recorded as long-term debt, it is a revolving line of credit and borrowings and payments are presented on a net basis in the consolidated statement of cash flows. The credit facility is scheduled to mature August 8, 2013. There was no outstanding debt at June 30, 2011 .

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

During fiscal 2012, the Company’s liability for unrecognized tax benefits decreased by $0.1 million from the prior year. The full amount was recognized as a tax benefit in the Company’s consolidated financial statements.

The Company is subject to federal and state taxation in the United States and also in certain foreign tax jurisdictions. Generally, the Company’s tax returns for fiscal 2009 and forward are subject to examination by the U. S. federal tax authorities and fiscal 2008 and forward are subject to examination by state tax authorities.

The Company’s ability to use its net operating loss and research and development credit carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.

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

At June 30, 2012, the Company has federal and state net operating loss carryforwards of $120.3 million and $80.7 million , respectively. These amounts include share-based compensation deductions of $1.0 million that will be recorded to contributed capital when realized. The remaining federal net operating loss will begin expiring in 2023, unless previously utilized. State net operating loss carryforwards generally begin to expire in 2015, unless previously utilized.

At June 30, 2012, the Company had federal and California research and development tax credit carryforwards totaling $1.0 million and $2.9 million , respectively. The California research credit may be carried forward indefinitely. The federal research credit will begin expiring in 2024, unless previously utilized. In addition, the Company has foreign tax credit carryforwards totaling $0.3 million , which will begin expiring in 2015, unless previously utilized. The Company has federal alternative minimum tax credit carryforwards totaling $0.2 million which can be carried forward indefinitely.

NOTE 6 — EQUITY

Sale of Common Stock

In March 2012, the Company sold an aggregate of 3,640,000 shares of its common stock at $2.00 per share for gross proceeds of approximately $7.3 million and net proceeds of approximately $6.6 million .

In March 2011, in a private placement transaction, the Company sold an aggregate of 8,653,045 shares of its common stock along with warrants to purchase up to 3,807,331 shares of common stock for a total issuance price of approximately $15.3 million and net proceeds of approximately $13.8 million . The purchase price for one share of common stock and a warrant to purchase 0.44 shares of common stock was $1.765 .

In November 2010, the Company sold an aggregate of 3,376,000 shares of its common stock to certain institutional investors at $1.25 per share for gross proceeds of approximately $4.2 million and net proceeds of approximately $4.0 million .

Warrants

In connection with the Company’s March 2011 private placement, the Company issued warrants to purchase up to 3,807,331 shares of common stock. Each warrant has an exercise price of $1.71 per share of common stock. The warrants are immediately exercisable and have a five year term. In connection with the offering and as partial compensation for the placement agent’s services, the Company issued to the placement agent a warrant initially exercisable to purchase up to 259,591 shares of common stock at an exercise price of $1.71 per share; with other terms also substantially the same as the warrants issued to the purchasers. During fiscal 2012, the Company issued 12,464 shares of common stock upon exercise of certain of these outstanding warrants.

In connection with the Company’s February 2010 private placement, the Company issued warrants to purchase up to 6,373,266 shares of common stock with an exercise price of $2.583 per share. In connection with this transaction, the Company issued a warrant to purchase up to 180,865 shares of common stock at an exercise price of $2.952 per share to the placement agent. The warrants are immediately exercisable, have a five year term, and provide for weighted-average anti-dilution protection in the event that the Company issues additional securities at a price less than the then-effective exercise price of the warrants. As part of the November 2010 sale of common stock, the number of shares of common stock issuable upon exercise of the warrants issued in February 2010 was adjusted from 6,373,266 shares to 7,307,186 shares, and the per share strike price of such warrants was proportionately decreased from $2.583 to $2.253 , each as a result of the weighted-average anti-dilution provisions in the warrants. As part of the March 2011 sale of common stock, the number of shares of common stock issuable upon exercise of the warrants issued in February 2010 was further adjusted from 7,307,186 shares to 8,368,135 shares, and the per share strike price of such warrants was proportionately decreased from $2.253 to $1.967 , each as a result of the weighted-average anti-dilution provisions in the warrants. During fiscal 2012, the Company issued 70,203 shares of common stock upon exercise of certain of these outstanding warrants.

In connection with the Company’s November 2009 public offering, the Company issued a warrant for the purchase of 103,500 shares of the Company’s common stock at $2.625 per share to the underwriter of the offering. The warrant may be exercised at any time beginning on October 25, 2010 and ending on October 30, 2014. As of June 30, 2012, the warrant had not been exercised.

NOTE 7 — SHARE-BASED COMPENSATION

Equity Compensation Plans

The Company has three active stock option plans administered by the Compensation Committee of the Board of Directors. In June 2011, the Board of Directors modified the Company’s 2009 Equity Incentive Plan to authorize an additional 3.2 million shares available for issuance.

As of June 30, 2012, the Company had reserved an aggregate of 7.4 million shares of common stock for issuance under its three active plans: 2000 Stock Option Plan (“2000 Plan”), 2003 Equity Incentive Plan (“2003 Plan”) and the 2009 Equity Incentive Plan (“2009 Plan”) (collectively, the “Option Plans”). The Option Plans provide for the granting of stock and option awards. Currently, the Company may grant new awards only under the 2009 Plan. The 2009 Plan provides for the granting of restricted stock, stock units, stock options and stock appreciation rights. The Option Plans were approved by the Company’s shareholders. The Compensation Committee may also grant options outside of the Option Plans as an inducement to an employee commencing employment with the Company (“Inducement Options”). As of June 30, 2012, the Company had reserved an aggregate of 0.3 million shares of common stock for the issuance of Inducement Options.

Option and stock awards granted generally vest over a three -year period. Option awards generally expire after a period not to exceed six years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2009 Plan and 2003 Plan and within 30 days under the 2000 Plan, or upon death or disability, in which case an extended six- or twelve-month exercise period is specified. As of June 30, 2012, approximately 2.0 million shares were available for grant in the future under the Option Plans.

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

The fair value of each restricted stock unit or award is the market price of the Company’s stock on the date of grant and typically vests over three years. In fiscal 2012, the fair value of restricted stock that vested was $2.3 million . No restricted stock vested in fiscal 2011. The Company recognized $4.2 million and $0.6 million in fiscal 2012 and 2011, respectively, for share-based compensation expense related to these awards.

As of June 30, 2012, there was a total of $8.8 million of unrecognized compensation expense related to unvested equity-based compensation awards under the Option Plans and the Inducement Options. The expense associated with non-vested stock and options awards granted prior to June 30, 2012 is expected to be recognized over a weighted-average period of 1.5 years .

Stock Appreciation Rights

In June 2011, the Company modified options, which had been granted to three executives during fiscal 2010 to purchase 1.6 million shares of the Company’s common stock, and reissued the options as SAR awards. No other terms of the awards changed. The purpose of the amendment and reissuance was to provide that, upon exercise, the SAR would be settled in cash or stock, at the discretion of the Company. Based on the SAR settlement provisions, and the Company’s intentions, this modification changed these awards from equity-based instruments to liability-based instruments. As such, the fair value of the SAR awards is recalculated at each subsequent reporting period until settlement. The Company uses a Black-Scholes valuation model to determine the fair value and recorded a current liability of $1.3 million and $2.2 million as of June 30, 2012 and 2011, respectively.

Ongoing compensation expense is recorded based on the grant-date fair value and the proportionate amount of the requisite service period that has been rendered to date. Changes in the fair value of the vested SAR awards is recorded as an adjustment to the liability until settlement of the SAR awards.

As of June 30, 2012, there were 1.3 million of SAR awards vested with an exercise price of $2.49 , a remaining contractual term of 3.6 years , and no intrinsic value. No SAR awards were exercised during fiscal 2012 and 2011.

2006 Employee Stock Purchase Plan

In February 2007, the Company adopted the 2006 Employee Stock Purchase Plan (“2006 ESPP”). In June 2011, the Board of Directors modified the Company’s 2006 ESPP to authorize an additional 600,000 shares available for issuance. As of June 30, 2012, 674,000 shares of common stock were reserved for issuance under the 2006 ESPP.

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

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office, production and sales facilities under non-cancelable operating leases that expire in various years through fiscal year 2020. The leases provide for biennial or annual rent escalations intended to approximate increases in cost of living indices, and certain of the leases provide for rent abatement. The Company has a five -year option to renew its lease on its San Diego headquarters facility and a five -year option to renew its lease on its San Jose facility. In July 2010, the Company modified its San Diego headquarters lease and reduced the facility by one buildin g, or 67,285 square feet, which proportionally reduced the monthly base rent and share of facility expenses.

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

In August and October 2010, the Company filed patent infringement lawsuits in the United States District Court for the Southern District of California and United States International Trade Commission (“ITC”), respectively, against various parties. Both lawsuits claim infringement of two of the Company’s United States patents, Nos. 6,328,766 and 6,353,581.

In November 2011, the Company entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which the Company released all claims it had against Dell Inc. and IBM in the United States District Court for the Southern District of California and at the ITC. However, the Company’s infringement case against BDT AG and its affiliates continues.

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

	Fiscal 2012
	Q1	Q2	Q3	Q4	Total
Net revenue	$14,075	$15,105	$15,152	$15,300	$59,632
Gross profit	4,587	5,022	4,710	4,841	19,160
Loss from operations	(5,442)	(4,250)	(3,690)	(3,632)	(17,014)
Loss before income taxes	(5,236)	(4,284)	(3,874)	(2,688)	(16,082)
Net loss	(5,355)	(4,292)	(3,820)	(2,694)	(16,161)
Net loss per share:
Basic and diluted (1)(2)	$(0.23)	$(0.18)	$(0.16)	$(0.10)	$(0.66)

	Fiscal 2011
	Q1	Q2	Q3	Q4	Total
Net revenue	$17,573	$17,930	$17,126	$17,568	$70,197
Gross profit	4,152	5,573	5,787	5,702	21,214
Loss from operations	(5,758)	(3,609)	(2,766)	(3,466)	(15,599)
Loss before income taxes	(6,480)	(832)	(3,257)	(3,645)	(14,214)
Net loss	(6,498)	(909)	(3,366)	(3,726)	(14,499)
Net loss per share:
Basic and diluted (1)(2)	$(0.59)	$(0.07)	$(0.22)	$(0.16)	$(0.94)

(1)	Net loss per share is computed independently for each quarter and the full year based upon respective weighted-average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.
(2)	Basic loss per share is computed by dividing net loss by the weighted-average number of common shares assumed to be outstanding during the periods of computation.