Form 10-Q/A
period 2012-09-30
OVERLAND STORAGE INC
filed 2013-02-13
CIK 889930

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

As of November 2, 2012, there were 28,290,101 shares of the registrant’s common stock, no par value, issued and outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Overland Storage, Inc. (the “Company”) for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012 (the “Form 10-Q”), is to: correct the reference to an incorrect period that appeared in Part I, Item 4 “Controls and Procedures” to the Form 10-Q and (ii) provide additional information regarding disclosure that appeared in Part II, Item 5 “Other Information.” This Amendment No. 1 only affects Part I, Item 4 “Controls and Procedures” and Part II, Item 5 “Other Information” of the Form 10-Q and does not otherwise change or update the disclosures or financial information set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

PART I — FINANCIAL INFORMATION

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

PART II — OTHER INFORMATION

Item 5. — Other Information

On November 9, 2012, Shmuel Shottan resigned from our Board of Directors. Mr. Shottan did not advise us of any disagreement on any matter relating to our operations, policies or practices. On November 13, 2012, our Board of Directors, upon the recommendation of our Nominating and Governance Committee, appointed Vivekanand Mahadevan to fill one of the vacancies on our Board of Directors. In addition, Mr. Mahadevan was appointed to the Audit Committee of our Board of Directors. Mr. Mahadevan will serve on our Board of Directors for a term of office expiring at our next Annual Meeting of Shareholders. Mr. Mahadevan will receive compensation in accordance with our standard compensation arrangements for non-employee directors, which are described under the heading “Overview of Non-Employee Director Compensation and Procedures” in Item 11 of Part III of our Form 10-K for the fiscal year ended July 1, 2012, as filed with the Securities and Exchange Commission on September 13, 2012.

The Board of Directors has determined that Mr. Mahadevan qualifies as independent within the meaning of Rule 10A-3(b) of the Securities Exchange Act of 1934 and the independence standards set forth in NASDAQ Listing Rule 5605(a)(2).

Item 6. — Exhibits

21.1	Subsidiaries of the Company (previously filed on November 14, 2012 as Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

31.1*	Certification of Eric L. Kelly, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Kurt L. Kalbfleisch, Senior Vice President of Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, President and Chief Executive Officer, and Kurt L. Kalbfleisch, Vice President of Finance and Chief Financial Officer (previously filed on November 14, 2012 as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERLAND STORAGE, INC.

Date: February 12, 2013	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign on behalf of registrant)