Form 10-Q
period 2012-12-31
OVERLAND STORAGE INC
filed 2013-02-13
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of February 1, 2013, there were 28,406,782 shares of the registrant's common stock, no par value, issued and outstanding

OVERLAND STORAGE, INC.
FORM 10-Q
For the quarterly period ended December 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net revenue:
Product revenue	$7,782	$9,075	$14,421	$16,995
Service revenue	4,817	6,030	9,889	12,185
	12,599	15,105	24,310	29,180
Cost of product revenue	6,333	7,820	12,385	14,559
Cost of service revenue	1,669	2,263	3,385	5,012
Gross profit	4,597	5,022	8,540	9,609
Operating expenses:
Sales and marketing	4,353	4,073	8,478	8,538
Research and development	1,591	2,151	3,188	4,634
General and administrative	2,765	3,048	5,649	6,129
	8,709	9,272	17,315	19,301
Loss from operations	(4,112)	(4,250)	(8,775)	(9,692)
Other income (expense):
Interest income	—	—	3	—
Interest expense	(46)	(26)	(88)	(35)
Other income (expense), net	(47)	(8)	(159)	207
Loss before income taxes	(4,205)	(4,284)	(9,019)	(9,520)
Provision for income taxes	68	8	117	127
Net loss	$(4,273)	$(4,292)	$(9,136)	$(9,647)
Net loss per share:
Basic and diluted	$(0.15)	$(0.18)	$(0.33)	$(0.42)
Shares used in computing net loss per share:
Basic and diluted	28,339	23,382	28,108	23,219
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net loss	$(4,273)	$(4,292)	$(9,136)	$(9,647)
Other comprehensive income (loss):
Foreign currency translation	25	(41)	119	(200)
Comprehensive loss	$(4,248)	$(4,333)	$(9,017)	$(9,847)
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	December 31, 2012	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,163	$10,522
Accounts receivable, net of allowance for doubtful accounts of $153 and $222, as of December 31, 2012 and June 30, 2012, respectively	7,669	9,193
Inventories	10,375	10,658
Other current assets	2,886	3,779
Total current assets	24,093	34,152
Property and equipment, net	1,875	1,446
Intangible assets, net	1,001	1,349
Other assets	1,341	1,313
Total assets	$28,310	$38,260
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$5,636	$7,012
Accrued liabilities	14,506	15,341
Accrued payroll and employee compensation	1,878	2,948
Income taxes payable	267	172
Accrued warranty	1,041	1,286
Debt	3,500	—
Total current liabilities	26,828	26,759
Long-term debt	—	3,500
Other long-term liabilities	4,408	4,960
Total liabilities	31,236	35,219
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of December 31, 2012 and June 30, 2012	—	—
Common stock, no par value, 90,200 shares authorized; 28,392 and 27,737 shares issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	119,731	116,682
Accumulated other comprehensive loss	(798)	(918)
Accumulated deficit	(121,859)	(112,723)
Total shareholders’ equity (deficit)	(2,926)	3,041
Total liabilities and shareholders’ equity (deficit)	$28,310	$38,260
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	December 31,
	2012	2011
	(Unaudited)
Operating activities:
Net loss	$(9,136)	$(9,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	593	730
Share-based compensation	2,504	2,791
Changes in operating assets and liabilities:
Accounts receivable	1,523	1,495
Inventories	283	(1,012)
Accounts payable and accrued liabilities	(2,480)	553
Accrued payroll and employee compensation	(255)	(143)
Other assets and liabilities, net	561	(121)
Net cash used in operating activities	(6,407)	(5,354)
Investing activities:
Purchase of fixed assets	(672)	(352)
Net cash used in investing activities	(672)	(352)
Financing activities:
Payment for restricted stock tax liability on net settlement	(429)	(431)
Proceeds from exercise of outstanding warrants	—	138
Proceeds from exercise of stock options and ESPP purchases	145	59
Proceeds from borrowings, net	—	3,500
Net cash (used in) provided by financing activities	(284)	3,266
Effect of exchange rate changes on cash	4	(17)
Net decrease in cash and cash equivalents	(7,359)	(2,457)
Cash and cash equivalents, beginning of period	10,522	10,168
Cash and cash equivalents, end of period	$3,163	$7,711

Non-cash activities — Equity award fair value adjustment to liability	$(829)	$(213)
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Financial Statement Preparation
The accompanying interim unaudited consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the “Company”) should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2012. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed statements do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company's consolidated condensed results of operations, comprehensive loss, financial position and cash flows as of December 31, 2012 and for all periods presented. The results reported in these consolidated condensed financial statements for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.
The Company operates its business in one operating segment.
The Company operates and reports using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. For ease of presentation, the Company's last fiscal year is considered to have ended June 30, 2012 and the Company's second quarter of fiscal 2013 is considered to have ended December 31, 2012. For example, references to the quarter ended December 31, 2012, the three months ended December 31, 2012, or the second quarter of fiscal 2013 refer to the fiscal quarter ended December 30, 2012. References to the first half of fiscal 2013 and the six months ended December 31, 2012 refer to the fiscal period ended December 30, 2012. The second quarter of fiscal 2013 and 2012 each included 13 weeks.
The Company has incurred losses since fiscal 2006 and negative cash flows from operating activities since fiscal 2007. As of December 31, 2012, the Company had an accumulated deficit of $121.9 million. During the first half of fiscal 2013, the Company incurred a net loss of $9.1 million. Through the fourth quarter of fiscal 2013, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.
The Company has projected its cash on hand and available borrowings under its credit facility, combined with issuing new debt or equity securities, will be sufficient to allow the Company to continue operations for the next 12 months. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on the Company’s liquidity. This could force the Company to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.
On February 13, 2013, the Company completed a private placement of $13.25 million convertible promissory notes, or the Notes. The Notes are scheduled to mature in February 2017 and bear interest at a rate of 8% per annum payable semi-annually. The Company may, subject to certain limitations, pay interest in cash or in shares of common stock, at its option beginning the quarter ending June 30, 2013. The Notes are convertible into shares of common stock at an initial conversion price of $1.30 per share. The Company has also granted certain registration rights to the Note purchasers. The Notes are secured by a pledge of 65% of the stock of each of the Company's foreign subsidiaries.
On February 13, 2013, in a private placement transaction, the Company entered into an agreement to sell an aggregate of 1,020,409 shares of its common stock to an institutional investor for a total issuance price of approximately $1.0 million and net proceeds of approximately $0.9 million. The purchase price for one share of common stock was $0.98. The Company expects to close this transaction on February 19, 2013.

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
NOTE 2 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following table summarizes inventories (in thousands):

	December 31, 2012	June 30, 2012
Raw materials	$3,249	$3,661
Work in process	1,389	1,519
Finished goods	5,737	5,478
	$10,375	$10,658
The following table summarizes other current assets (in thousands):

	December 31, 2012	June 30, 2012
Prepaid third-party service contracts	$1,949	$2,694
Prepaid insurance and services	415	395
VAT receivable	324	268
Short-term deposits	163	361
Other	35	61
	$2,886	$3,779
The following table summarizes other assets (in thousands):

	December 31, 2012	June 30, 2012
Deferred cost – service contracts	$1,213	$1,186
Other	128	127
	$1,341	$1,313

The following table summarizes accrued liabilities (in thousands):

	December 31, 2012	June 30, 2012
Deferred revenue – service contracts	$7,990	$8,613
Accrued expenses	3,875	4,156
Third-party service contracts payable	2,332	2,085
Deferred revenue – distributors	309	487
	$14,506	$15,341
The following table summarizes other long-term liabilities (in thousands):

	December 31, 2012	June 30, 2012
Deferred revenue – service contracts	$3,259	$3,569
Deferred rent	993	1,203
Third-party service contracts payable	153	185
Other	3	3
	$4,408	$4,960
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
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Restricted stock not yet vested and released	3,524	3,751	3,524	3,751
Options outstanding and ESPP share purchase rights	1,706	1,031	1,441	1,052
Common stock purchase warrants	12,637	12,649	12,637	12,649
NOTE 4 — INCOME TAXES
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated condensed balance sheet at December 31, 2012 and June 30, 2012, and recognized no interest or penalties in the consolidated condensed statement of operations for the six months ended December 31, 2012 and 2011.

The Company is subject to federal and state taxation in the United States and also in certain foreign tax jurisdictions. The Company's tax returns for fiscal 2009 and thereafter are subject to examination by the U.S. federal tax authorities and the Company's tax returns for fiscal 2008 and thereafter are subject to examination by state tax authorities.
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
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. The Company contracts with third-party service providers to provide service relating to on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement. The Company had $3.2 million and $3.9 million in deferred costs related to deferred service revenue at December 31, 2012 and June 30, 2012, respectively. In addition, the Company had $0.3 million and $0.4 million in deferred software revenue at December 31, 2012 and June 30, 2012, respectively, which is not included in the table below.
Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2012	$1,286	$11,739
Settlements made during the period	(201)	(6,939)
Change in liability for warranties issued during the period	189	6,193
Change in liability for preexisting warranties	(233)	—
Liability at December 31, 2012	$1,041	$10,993

Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at December 31, 2012 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.
In August 2010, the Company filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc. and BDT-Solutions GmbH. In October 2010, the Company filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; Dell; and IBM. Also in October 2010, the Company filed a complaint for patent infringement with the United States International Trade Commission (“ITC”), against the same defendants. Both lawsuits claim infringement of two of the Company's United States patents, Nos. 6,328,766 and 6,353,581. The complaints broadly claimed infringement by BDT's products, and they specifically identify BDT's FlexStor II® product line as infringing the Company's patents. The complaints also claimed infringement by Dell Inc. and IBM products that are manufactured by BDT based on the FlexStor II®. The Southern District of California case has been stayed to allow the ITC case to move forward first. The ITC instituted the case on November 18, 2010 (Investigation No. 337-TA-746). The trial for such case began on August 29, 2011 and ended on September 7, 2011.
In November 2011, the Company entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which the Company released all claims it had against IBM and Dell in connection with the patent infringement lawsuits the Company had filed in the United States District Court for the Southern District of California and at the ITC against BDT AG and certain of its affiliates, Dell and IBM. However, the Company's infringement case against BDT AG and its affiliates continues and in June 2012, the Chief Administrative Law Judge of the ITC issued a public notice of the Initial Determination affirming that both of the Company's asserted patents are valid, but that BDT did not violate Section 337 of the Tariff Act of 1930.
In July 2012, the ITC released the public version of the Initial Determination, which found that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination found no infringement of United States Patent No. 6,353,581, but concluded the asserted claims of the patent were valid. The Company petitioned the full Commission of the ITC for a review of some of the Initial Determination findings. In November 2012, the full Commission issued an opinion that did not revisit the Chief Administrative Law Judge's conclusion that BDT's customers directly infringe every asserted claim of U.S. Patent No. 6,328,766, and affirmed the validity of the asserted claims of U.S. Patent No. 6,353,581. The Commission remanded certain aspects of the Chief Administrative Law Judge's validity findings for U.S. Patent No. 6,328,766, but all claims asserted by the Company against BDT remain valid. In December 2012, the Commission granted the Company a petition for reconsideration and further remanded the determination of whether BDT directly or indirectly infringes certain claims of U.S. Patent No. 6,353,581 to the Chief Administrative Law Judge.
In June 2012, the Company filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. In these lawsuits the Company has asserted claims of infringement on one or both of the following United States Patent Nos. owned by the Company: 6,328,766 and 6,353,581, against the following defendants: Quantum Corporation, based in San Jose, California; Spectra Logic Corporation, based in Boulder, Colorado; PivotStor, Inc., based in Irvine, California; Qualstar Corporation, based in Simi Valley, California; Tandberg Data GmbH, based in Germany; Tandberg Data Corp., based in Westminster, Colorado; and Venture Corporation Limited, based in Singapore.
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
The following table summarizes intangible assets (in thousands):

	December 31, 2012	June 30, 2012
Acquired technology	$1,928	$1,928
Customer contracts and trade names	3,853	3,853
	5,781	5,781
Less: Accumulated amortization	(4,780)	(4,432)
	$1,001	$1,349

Amortization expense of intangible assets was $0.2 million and $0.3 million during the second quarter of fiscal 2013 and 2012, respectively. Amortization expense of intangible assets was $0.3 million and $0.6 million during the first half of fiscal 2013 and 2012, respectively. Estimated amortization expense for intangible assets is $0.3 million for the remainder of fiscal 2013 and $0.7 million in fiscal 2014.
NOTE 7 — EQUITY
During the first half of fiscal 2013, the Company issued 562,124 shares of common stock in conjunction with vested restricted stock units. The restricted stock unit holders surrendered 242,514 restricted stock units to pay for minimum withholding taxes totaling $0.4 million. During the first half of fiscal 2012, the Company issued 293,174 shares of common stock in conjunction with vested restricted stock units, and the restricted stock unit holders surrendered 169,826 restricted stock units to pay for minimum withholding taxes totaling $0.4 million. Options and restricted stock units to purchase approximately 5.4 million shares and 5.7 million shares of the Company's common stock were outstanding as of December 31, 2012 and June 30, 2012, respectively.
Outside of 2009 Equity Incentive Plan
During the first half of fiscal 2013, the Company granted a restricted stock award to acquire 200,000 shares of common stock to an officer. This restricted stock award vests over three years.
Employee Stock Purchase Plan
During the first half of fiscal 2013 and 2012, the Company issued 64,890 and 607, respectively, shares of common stock purchased through the Company's 2006 employee stock purchase plan.
Common Stock Exercises
During the first half of fiscal 2013 and 2012, the Company issued 27,751 and 48,417, respectively, shares of common stock upon exercise of outstanding stock options.

NOTE 8 — DEBT
In August 2011, the Company entered into a loan and security agreement, or credit facility, which allows for revolving cash borrowings up to $8.0 million. At December 31, 2012, the Company had $3.5 million outstanding on the credit facility, which was recorded as current debt, and remaining external borrowing capacity of $1.0 million. The proceeds of the credit facility may be used to fund the Company's working capital and to fund its general business requirements. The obligations under the credit facility are secured by all assets of the Company. Borrowings under the credit facility bear interest at the prime rate (as defined in the credit facility) plus a margin of either 1.00% or 1.25%, depending on the Company's liquidity coverage ratio. The Company is also obligated to pay other customary facility fees and arrangement fees for a credit facility of this size and type. The credit facility is scheduled to mature August 8, 2013. At December 31, 2012, the interest rate on the credit facility was 4.25%.
The credit facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company's and its subsidiaries' ability to incur liens and indebtedness, make certain types of payments, merge or consolidate, and make dispositions of assets. The credit facility specifies customary events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Upon the occurrence of an event of default under the credit facility, the lender may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and deduct such amounts from the Company’s lockbox account on deposit with the bank. At December 31, 2012, the Company was in compliance with all covenants of the credit facility.
The credit facility is a revolving line of credit and borrowings and payments are presented on a net basis in the consolidated condensed statements of cash flows.
 NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.
NOTE 10 — SUBSEQUENT EVENTS
On February 13, 2013, the Company completed a private placement of $13.25 million convertible promissory notes, or the Notes. The Notes are scheduled to mature in February 2017 and bear interest at a rate of 8% per annum payable semi-annually. The Company may, subject to certain limitations, pay interest in cash or in shares of common stock, at its option beginning the quarter ending June 30, 2013. The Notes are convertible into shares of common stock at an initial conversion price of $1.30 per share. The Company has also granted certain registration rights to the Note purchasers. The Notes are secured by a pledge of 65% of the stock of each of the Company's foreign subsidiaries. In connection with this transaction, the Company has agreed to dismiss the lawsuit against the Tandberg entities.
On February 13, 2013, in a private placement transaction, the Company entered into an agreement to sell an aggregate of 1,020,409 shares of its common stock to an institutional investor for a total issuance price of approximately $1.0 million and net proceeds of approximately $0.9 million. The purchase price for one share of common stock was $0.98. As a result of this offering, the exercise price of our outstanding warrants to purchase shares of common stock issued in February 2010 will be adjusted downward, and there will be a corresponding increase in the number of shares of common stock issuable upon exercise of such warrants. The Company expects to close this transaction on February 19, 2013.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs and operating expenses; our ability to achieve the intended cost savings and maintain quality with our manufacturing partner; our ability to generate cash from operations; the ability of our suppliers to provide an adequate supply of components for our products at prices consistent with historical prices; our ability to raise outside capital and to repay our debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to regain compliance with the continued listing requirements of, and thereby maintain the listing of our common stock on the NASDAQ Capital Market; customers', suppliers' and creditors' perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; our ability to enforce our intellectual property rights and protect our intellectual property; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth under the heading “Risk Factors” in Item 1A of Part II of this report, and set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission ("SEC") on September 13, 2012 under the caption “Risk Factors” in Item 1A of Part I, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.
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
We develop and deliver a comprehensive solution set of award-winning products and services for storing data throughout the organization and during the entire data lifecycle. Our SnapScale™ clustered network attached storage (“NAS”) products allow customers to scale-out in capacity and performance as their storage needs grow. Our SnapServer® products are unified NAS servers that integrate into businesses requiring simple, expandable block and file storage. Our SnapSAN® products are storage area network (“SAN”) arrays designed to ensure primary and secondary data is accessible and protected regardless of its location. Our SnapScale™, SnapServer® and SnapSAN® solutions are available with backup, replication and mirroring software in highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO SERIES® and REO SERIES® libraries are tape and virtual tape solutions designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.
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
Generation of revenue. We generate the majority of our revenue from sales of our data protection products. The balance of our revenue is provided by selling maintenance contracts and rendering related services. The majority of our sales are generated from sales of our branded products through a worldwide channel, which includes systems integrators and VARs.
We reported net revenue of $12.6 million for the second quarter of fiscal 2013, compared with $15.1 million for the second quarter of fiscal 2012. We reported net revenue of $24.3 million for the first half of fiscal 2013, compared with $29.2 million for the first half of fiscal 2012. The decline in net revenue resulted in a net loss of $4.3 million, or $0.15 per share, for the second quarter of fiscal 2013 compared with a net loss of $4.3 million, or $0.18 per share, for the second quarter of fiscal 2012. The decline in net revenue resulted in a net loss of $9.1 million, or $0.33 per share, for the first half of fiscal 2013 compared with a net loss of $9.6 million, or $0.42 per share, for the first half of fiscal 2012.
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
Liquidity and capital resources. At December 31, 2012, we had a cash balance of $3.2 million, compared to $10.5 million at June 30, 2012. In the first half of fiscal 2013, we incurred a net loss of $9.1 million. Our credit facility provides for an up to $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At December 31, 2012, we had a balance of $3.5 million recorded as current debt, and a remaining external borrowing capacity of $1.0 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows through the fourth quarter of fiscal 2013 as we continue to reshape our business model and further improve operational efficiencies.
Management has projected that cash on hand and available borrowings under its credit facility, combined with issuing new debt or equity securities, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.

On February 13, 2013, we completed a private placement of $13.25 million convertible promissory notes, or the Notes. The Notes are scheduled to mature in February 2017 and bear interest at a rate of 8% per annum payable semi-annually. We may, subject to certain limitations, pay interest in cash or in shares of common stock, at our option beginning the quarter ending June 30, 2013. The Notes are convertible into shares of common stock at an initial conversion price of $1.30 per share. We have also granted certain registration rights to the Note purchasers. The Notes are secured by a pledge of 65% of the stock of each of our foreign subsidiaries.
On February 13, 2013, in a private placement transaction, we entered into an agreement to sell an aggregate of 1,020,409 shares of our common stock to an institutional investor for a total issuance price of approximately $1.0 million and net proceeds of approximately $0.9 million. The purchase price for one share of our common stock was $0.98. We expect to close this transaction on February 19, 2013.
As of December 31, 2012, we had negative working capital of $2.7 million, reflecting a decrease in current assets of $10.1 million and an increase in current liabilities of $0.1 million, compared to June 30, 2012. The decrease in current assets is primarily attributable to cash used in operating activities, and a $1.5 million decrease in accounts receivable due to lower sales volumes primarily in our taped-based products sold in EMEA. The increase in current liabilities is primarily attributable to a $3.5 million increase in current debt related to the maturity date of our credit facility, offset by a $2.7 million decrease in accounts payable and accrued liabilities related to operating activities, and a $0.8 million decrease in our stock appreciation rights valuation liability.
Industry trends. We estimate that the cost of managing digital assets is four times the cost of acquiring storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives, high performance SAS (Serial Attached SCSI) drives and Solid State Drives (“SSDs”). International Data Corporation (“IDC”) estimates that the total NAS market will grow at approximately 9.1% through 2015, and the growth rate for NAS storage systems in price bands up to $15,000, where our SnapServer® solutions lie, is estimated to be 17.3%. According to IDC, tape storage still constitutes approximately 7.3% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 33.0% and 33.7% of our revenue during the first half of fiscal 2013 and 2012, respectively.
Recent Developments
In October 2012, we released our SnapScale X2™, a clustered NAS solution that enables organizations with rapid or unpredictable data growth to scale capacity and performance without adding management complexity. This addition to our current product portfolio expands our total addressable market in the growing Scale-Out NAS market.
On February 13, 2013, we completed a private placement of $13.25 million convertible promissory notes, or the Notes. The Notes are scheduled to mature in February 2017 and bear interest at a rate of 8% per annum payable semi-annually. We may, subject to certain limitations, pay interest in cash or in shares of common stock, at our option beginning the quarter ending June 30, 2013. The Notes are convertible into shares of common stock at an initial conversion price of $1.30 per share. We have also granted certain registration rights to the Note purchasers. The Notes are secured by a pledge of 65% of the stock of each of our foreign subsidiaries. In connection with this transaction, we have agreed to dismiss the lawsuit against the Tandberg entities.
On February 13, 2013, in a private placement transaction, we entered into an agreement to sell an aggregate of 1,020,409 shares of our common stock to an institutional investor for a total issuance price of approximately $1.0 million and net proceeds of approximately $0.9 million. The purchase price for one share of our common stock was $0.98. We expect to close this transaction on February 19, 2013.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Operations and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2012; and we discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of that report. Unless otherwise described below, there have been no material changes in our critical accounting policies and estimates.

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	63.5	66.8	64.9	67.1
Gross profit	36.5	33.2	35.1	32.9
Operating expenses:
Sales and marketing	34.6	27.0	34.9	29.3
Research and development	12.6	14.2	13.1	15.9
General and administrative	21.9	20.2	23.2	21.0
	69.1	61.4	71.2	66.2
Loss from operations	(32.6)	(28.2)	(36.1)	(33.3)
Other income (expense), net	(0.8)	(0.3)	(1.1)	0.6
Loss before income taxes	(33.4)	(28.5)	(37.2)	(32.7)
Provision for income taxes	0.5	0.1	0.5	0.4
Net loss	(33.9)%	(28.6)%	(37.7)%	(33.1)%

A summary of the sales mix by product follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Tape-based products:
NEO Series®	33.5%	37.5%	33.0%	33.7%
Disk-based products:
REO Series®	1.4	1.6	1.2	1.5
SnapServer®	17.9	13.8	17.4	15.2
	19.3	15.4	18.6	16.7
Service	38.2	39.9	40.6	41.8
Spare parts and other	9.0	7.2	7.8	7.8
	100.0%	100.0%	100.0%	100.0%

The Second Quarter of Fiscal 2013 compared with the Second Quarter of Fiscal 2012
Net Revenue. Net revenue decreased to $12.6 million during the second quarter of fiscal 2013 from $15.1 million during the second quarter of fiscal 2012, a decrease of $2.5 million, or 16.6%. The decline was due to lower revenue from our Overland branded products, primarily as a result of decreased sales volumes in our taped-based products sold in the Americas, EMEA and APAC, and decreased service revenue primarily from our sole OEM customer. OEM net revenue, which is primarily made up of service revenue, accounted for 13.5% and 14.5% of net revenues in the second quarter of fiscal 2013 and 2012, respectively.
Product Revenue
Net product revenue decreased to $7.8 million during the second quarter of fiscal 2013 from $9.1 million during the second quarter of fiscal 2012. The decrease of approximately $1.3 million, or 14.3%, was primarily associated with a decrease of $0.9 million in tape-based products sold in EMEA, related to our belief of the uncertainty in the European economy, and decreases of $0.3 million in tape-based products sold both in the Americas and APAC. The decreases were partially offset by an increase in disk-based products.
Service Revenue
Net service revenue decreased to $4.8 million during the second quarter of fiscal 2013 from $6.0 million during the second quarter of fiscal 2012. The decrease of approximately $1.2 million, or 20.0%, was primarily due to decreased service revenue from our sole OEM customer. In addition, there was a decrease in our extended service contracts primarily related to lower tape-based product sales.
Gross Profit. Overall gross profit decreased to $4.6 million during the second quarter of fiscal 2013 compared to $5.0 million during the second quarter of fiscal 2012. Gross margin at 36.5% for the second quarter of fiscal 2013 increased from 33.2% for the second quarter of fiscal 2012.
Product Revenue
Gross profit on product revenue during the second quarter of fiscal 2013 was $1.4 million compared to $1.2 million during the second quarter of fiscal 2012. The increase of $0.2 million, or 16.7%, was primarily due to decreased product cost related to new source suppliers. Gross margin on product revenue at 18.6% for the second quarter of fiscal 2013 increased from 13.8% for the second quarter of fiscal 2012 primarily due to operational efficiencies and improved product costs.
Service Revenue
Gross profit on service revenue during the second quarter of fiscal 2013 was $3.1 million compared to $3.8 million during the second quarter of fiscal 2012. The decrease of $0.7 million, or 18.4%, was primarily due to decreased service revenue from our sole OEM customer, and a decrease in our extended service contracts. Gross margin on service revenue at 65.4% for the second quarter of fiscal 2013 increased from 62.5% for the second quarter of fiscal 2012. This increase was primarily the result of ongoing cost reductions related to service contracts.

Share-based Compensation Expense. During the second quarter of fiscal 2013 and 2012, we recorded share-based compensation expense of approximately $1.3 million and $1.4 million, respectively. Share-based compensation expense for the third quarter of fiscal 2013 is expected to be approximately $1.1 million.
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended
	December 31,
	2012	2011
Cost of product sales	$33	$17
Sales and marketing	262	202
Research and development	81	158
General and administrative	875	992
	$1,251	$1,369
Sales and Marketing Expense. Sales and marketing expense in the second quarter of fiscal 2013 increased to $4.4 million from $4.1 million during the second quarter of fiscal 2012. The increase of $0.3 million, or 7.3%, was primarily a result of an increase of $0.2 million in advertising and promotion expense due to reductions in partner-sponsored marketing programs, and an increase of $0.1 million in employee and related expenses associated with an increase in average headcount.
Research and Development Expense. Research and development expense in the second quarter of fiscal 2013 decreased to $1.6 million from $2.2 million during the second quarter of fiscal 2012. The decrease of $0.6 million, or 27.3%, was primarily a result of a decrease of $0.3 million in employee and related expenses associated with a decrease in average headcount, a decrease of $0.2 million in development expense as a result of a lower level of new product development expenses from the prior year, and a decrease of $0.1 million in share-based compensation expense.
General and Administrative Expense. General and administrative expense in the second quarter of fiscal 2013 decreased to $2.8 million from $3.0 million during the second quarter of fiscal 2012. The decrease of $0.2 million, or 6.7%, was primarily a result of a decrease of $0.3 million in employee and related expenses associated with a decrease in average headcount offset by an increase in outside contractor expense, principally for financial and accounting services.
The First Half of Fiscal 2013 compared with the First Half of Fiscal 2012
Net Revenue. Net revenue decreased to $24.3 million during the first half of fiscal 2013 compared to $29.2 million during the first half of fiscal 2012, a decrease of $4.9 million, or 16.8%. The decline was primarily due to decreased revenue from our sole OEM customer, which represented approximately 12.6% of net revenue in the first half of fiscal 2013 compared to 15.1% of net revenue in the first half of fiscal 2012. In our branded channel, the decrease in net revenue was attributable to decreased volumes of our tape-based products sold in the EMEA and APAC regions and decreased volumes of our disk-based products sold in the Americas region.
Product Revenue
Net product revenue decreased to $14.4 million during the first half of fiscal 2013 compared to $17.0 million during the first half of fiscal 2012. The decrease of $2.6 million, or 15.3%, was primarily associated with a decrease of $1.5 million in tape-based products sold in EMEA, related to our belief of the uncertainty in the European economy. In addition, there were decreases of $0.4 million in tape-based products sold in APAC, and $0.3 million in disk-based products sold in the Americas.

Service Revenue
Net service revenue decreased to $9.9 million in the first half of fiscal 2013 compared to $12.2 million during the first half of fiscal 2012. The decrease of $2.3 million, or 18.9%, was primarily due to decreased service revenue from our sole OEM customer. In addition, there was a decrease in our extended service contracts primarily related to lower tape-based product sales in EMEA and APAC. As a percentage of total revenue, service revenue remained relatively constant 40.7% for the first half of fiscal 2013 compared to 41.8% for the first half of fiscal 2012.
Gross Profit. Gross profit in the first half of fiscal 2013 decreased to $8.5 million compared to $9.6 million in the first half of fiscal 2012. Gross margin increased to 35.1% in the first half of fiscal 2013 compared to 32.9% in the first half of fiscal 2012.
Product Revenue
Gross profit on product revenue was $2.0 million for the first half of fiscal 2013 compared to $2.4 million for the first half of fiscal 2012. The decrease of $0.4 million was due primarily to the 15.1% decrease in total net product revenue. Gross margin on product revenue was 14.1% for the first half of fiscal 2013 compared to 14.3% for the first half of fiscal 2012. The decrease is primarily a result of fixed costs spread over a smaller revenue base.
Service Revenue
Gross profit on service revenue was $6.5 million during the first half of fiscal 2013 compared to $7.2 million in the first half of fiscal 2012. The decrease of $0.7 million was primarily due to decreased service revenue from our sole OEM customer, and a decrease in our extended service contracts. Gross margin on service revenue at 65.8% for the first half of fiscal 2013 increased from 58.9% for the first half of fiscal 2012. This increase was primarily the result of ongoing cost reductions related to service contracts.
Share-based Compensation. During the first half of fiscal 2013 and 2012, we recorded share-based compensation expense of approximately $2.5 million and $2.8 million, respectively.
The following table summarizes share-based compensation by income statement caption (in thousands):

	Six Months Ended
	December 31,
	2012	2011
Cost of product sales	$68	$33
Sales and marketing	512	409
Research and development	160	342
General and administrative	1,764	2,007
	$2,504	$2,791
Sales and Marketing Expenses. Sales and marketing expenses were relatively constant at $8.5 million during the first half of fiscal 2013 and 2012.
Research and Development Expenses. Research and development expenses decreased to $3.2 million during the first half of fiscal 2013 compared to $4.6 million during the first half of fiscal 2012. The decrease of approximately $1.4 million, or 30.4%, was primarily a result of (i) a decrease of $0.6 million in employee and related expenses associated with a decrease in average headcount, (ii) a decrease of $0.6 million in development expense as a result of a lower level of new product development expenses from the prior year, and (iii) a decrease of $0.2 million in share-based compensation expense.

General and Administrative Expenses. General and administrative expenses decreased to $5.6 million during the first half of fiscal 2013 compared to $6.1 million for the first half of fiscal 2012. The decrease of approximately $0.5 million, or 8.2%, was primarily a result of a decrease of $0.4 million in employee and related expenses associated with a decrease in average headcount, and a decrease of $0.2 million in share-based compensation expense. These decreases were offset by an increase in outside contractor expense, principally for financial and accounting services.
Other Income (Expense), net. During the first half of fiscal 2013, we incurred other income (expense), net, of $0.2 million of expense compared to $0.2 million of income during the first half of fiscal 2012. The change of approximately $0.4 million was due to $0.2 million in realized foreign currency exchange losses during the first half of fiscal 2013 compared to $0.2 million in realized foreign currency gains in the first half of fiscal 2012 due to currency fluctuations.
Liquidity and Capital Resources
At December 31, 2012, we had a cash balance of $3.2 million, compared to $10.5 million at June 30, 2012. In the first half of fiscal 2013, we incurred a net loss of $9.1 million. Our credit facility provides for an up to $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At December 31, 2012, we had a balance of $3.5 million recorded as current debt, and a remaining external borrowing capacity of $1.0 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows through the fourth quarter of fiscal 2013 as we continue to reshape our business model and further improve operational efficiencies.
As of December 31, 2012, we had negative working capital of $2.7 million, reflecting a decrease in current assets of $10.1 million and an increase in current liabilities of $0.1 million, compared to June 30, 2012. The decrease in current assets is primarily attributable to cash used in operating activities, and a $1.5 million decrease in accounts receivable due to lower sales volumes primarily in our taped-based products sold in EMEA. The increase in current liabilities is primarily attributable to a $3.5 million increase in current debt related to the maturity date of our credit facility, offset by a $2.7 million decrease in accounts payable and accrued liabilities related to operating activities, and a $0.8 million decrease in our stock appreciation rights valuation liability.
Management has projected that cash on hand and available borrowings under its credit facility, combined with issuing new debt or equity securities, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
On February 13, 2013, we completed a private placement of $13.25 million convertible promissory notes, or the Notes. The Notes are scheduled to mature in February 2017 and bear interest at a rate of 8% per annum payable semi-annually. We may, subject to certain limitations, pay interest in cash or in shares of common stock, at our option beginning the quarter ending June 30, 2013. The Notes are convertible into shares of common stock at an initial conversion price of $1.30 per share. We have also granted certain registration rights to the Note purchasers. The Notes are secured by a pledge of 65% of the stock of each of our foreign subsidiaries.
On February 13, 2013, in a private placement transaction, we entered into an agreement to sell an aggregate of 1,020,409 shares of our common stock to an institutional investor for a total issuance price of approximately $1.0 million and net proceeds of approximately $0.9 million. The purchase price for one share of our common stock was $0.98. We expect to close this transaction on February 19, 2013.

As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
During the first half of fiscal 2013, we used cash in operating activities of $6.4 million, compared to $5.4 million in the first half of fiscal 2012. The use of cash during the first half of fiscal 2013 was primarily a result of our net loss of $9.1 million offset by $3.1 million in non-cash items, which were share-based compensation, depreciation and amortization. In addition, we had decreases in accounts receivable, inventory, accounts payable, and accrued liabilities due to lower sales.
We used cash in investing activities of $0.7 million during the first half of fiscal 2013, compared to $0.4 million in the first half of fiscal 2012. During the first half of fiscal 2013 and 2012, capital expenditures totaled $0.7 million and $0.4 million, respectively. In the first half of fiscal 2013 such expenditures were associated with the implementation of a new enterprise resource planning system, and equipment to support new product introductions. In the first half of fiscal 2012 such expenditures were associated with machinery and equipment to support new product introductions.
We used cash in financing activities of $0.3 million during the first half of fiscal 2013, compared to $3.3 million cash generated during the first half of fiscal 2012. During the first half of fiscal 2013, we paid $0.4 million for taxes for net settlement of restricted stock units, and received $145,000 from the exercise of stock options and ESPP purchases. During the first half of fiscal 2012, we borrowed $3.5 million on our credit facility and received $0.2 million from the exercise of warrants and stock options offset by $0.4 million paid for taxes for net settlement of restricted stock units
Inflation
Inflation has not had a significant impact on our operations during the periods presented. Historically, we have been able to pass on to our customers increases in raw material prices caused by inflation. If at any time we cannot pass on such increases, our margins could suffer.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or significant guarantees to third parties that are not fully recorded in our consolidated condensed balance sheet or fully disclosed in the notes to our consolidated condensed financial statements.
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
Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations during the first half of fiscal 2013 and 2012 resulted in a loss of $0.2 million and a gain of $0.2 million, respectively.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In November 2011, we entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which we released all claims we had against IBM and Dell in connection with the patent infringement lawsuits we had filed in the United States District Court for the Southern District of California and at the ITC against BDT AG and certain of its affiliates, Dell and IBM. However, our infringement case against BDT AG and its affiliates continues and in June 2012, the Chief Administrative Law Judge of the ITC issued a public notice of the Initial Determination affirming that both of our asserted patents are valid, but that BDT did not violate Section 337 of the Tariff Act of 1930. In July 2012, the ITC released the public version of the Initial Determination, which found that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination found no infringement of United States Patent No. 6,353,581, but concluded the asserted claims of the patent were valid. We petitioned the full Commission of the ITC for a review of some of the Initial Determination findings. In November 2012, the full Commission issued an opinion that did not revisit the Chief Administrative Law Judge's conclusion that BDT's customers directly infringe every asserted claim of U.S. Patent No. 6,328,766, and affirmed the validity of the asserted claims of U.S. Patent No. 6,353,581. The Commission remanded certain aspects of the Chief Administrative Law Judge's validity findings for U.S. Patent No. 6,328,766, but all claims asserted by us against BDT remain valid. In December 2012, the Commission granted us a petition for reconsideration and further remanded the determination of whether BDT directly or indirectly infringes certain claims of U.S. Patent No. 6,353,581 to the Chief Administrative Law Judge.

In June 2012, we filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. In these lawsuits we have asserted claims of infringement on one or both of the following United States Patent Nos. owned by us: 6,328,766 and 6,353,581, against the following defendants: Quantum Corporation, based in San Jose, California; Spectra Logic Corporation, based in Boulder, Colorado; PivotStor, Inc., based in Irvine, California; Qualstar Corporation, based in Simi Valley, California; Tandberg Data GmbH, based in Germany; Tandberg Data Corp., based in Westminster, Colorado; and Venture Corporation Limited, based in Singapore. In February 2013, in connection with the private placement of convertible promissory notes, we have agreed to dismiss the lawsuit against the Tandberg entities.
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
An investment in our company involves a high degree of risk. In addition to the risk factor below and the other information included or incorporated by reference in this report, you should carefully consider each of the following risk factors in evaluating our business and prospects as well as an investment in our company. The risks and uncertainties described in Item 1A of Part II of our annual report Form 10-K for the fiscal year ended June 30, 2012 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.
If our common stock is delisted from the NASDAQ Capital Market, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.
On January 2, 2013, we received a notice from The NASDAQ Stock Market LLC stating that for the last 30 consecutive business days our common stock had not maintained a minimum market value of listed securities, or MVLS, of $35 million as required for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(b)(2). In accordance with Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until July 1, 2013, to regain compliance with the MVLS requirement. To regain compliance, the MVLS of our common stock must be $35 million or more for a minimum of ten consecutive business days ending no later than July 1, 2013. No assurance can be given that we will regain compliance during that period. If we do not regain compliance by July 1, 2013, the NASDAQ staff will provide us with written notification that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a NASDAQ Listing Qualifications Panel.
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
On February 11, 2013, Nora Denzel resigned from our board of directors citing the demands of her other obligations.  Ms. Denzel did not advise us of any disagreement on any matter relating to our operations, policies or practices.

Item 6.	Exhibits.

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

OVERLAND STORAGE, INC.

Dated:	February 13, 2013	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch Senior Vice President and Chief Financial Officer