Form 10-Q
period 2013-03-31
OVERLAND STORAGE INC
filed 2013-05-15
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 6, 2013, there were 29,933,544 shares of the registrant's common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.
FORM 10-Q
For the quarterly period ended March 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net revenue:
Product revenue	$6,854	$8,978	$21,275	$25,973
Service revenue	4,788	6,174	14,677	18,359
	11,642	15,152	35,952	44,332
Cost of product revenue	5,951	7,796	18,336	22,355
Cost of service revenue	1,839	2,646	5,224	7,658
Gross profit	3,852	4,710	12,392	14,319
Operating expenses:
Sales and marketing	4,662	3,760	13,140	12,298
Research and development	1,669	1,723	4,857	6,357
General and administrative	2,659	2,917	8,308	9,046
	8,990	8,400	26,305	27,701
Loss from operations	(5,138)	(3,690)	(13,913)	(13,382)
Interest income	—	—	3	—
Interest expense	(179)	(43)	(267)	(78)
Other income (expense), net	235	(141)	76	66
Loss before income taxes	(5,082)	(3,874)	(14,101)	(13,394)
Provision for (benefit from) income taxes	4	(54)	121	73
Net loss	$(5,086)	$(3,820)	$(14,222)	$(13,467)
Net loss per share:
Basic and diluted	$(0.17)	$(0.16)	$(0.50)	$(0.57)
Shares used in computing net loss per share:
Basic and diluted	29,390	23,881	28,534	23,435
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net loss	$(5,086)	$(3,820)	$(14,222)	$(13,467)
Other comprehensive income (loss):
Foreign currency translation	(205)	100	(85)	(99)
Comprehensive loss	$(5,291)	$(3,720)	$(14,307)	$(13,566)
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	March 31, 2013	June 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,148	$10,522
Accounts receivable, net of allowance for doubtful accounts of $153 and $222, as of March 31, 2013 and June 30, 2012, respectively	6,331	9,193
Inventories	10,832	10,658
Other current assets	3,017	3,779
Total current assets	34,328	34,152
Property and equipment, net	1,894	1,446
Intangible assets, net	826	1,349
Other assets	1,358	1,313
Total assets	$38,406	$38,260
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$5,811	$7,012
Accrued liabilities	14,864	15,341
Accrued payroll and employee compensation	2,103	2,948
Income taxes payable	293	172
Accrued warranty	899	1,286
Debt	3,500	—
Total current liabilities	27,470	26,759
Long-term debt	13,250	3,500
Other long-term liabilities	4,075	4,960
Total liabilities	44,795	35,219
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of March 31, 2013 and June 30, 2012	—	—
Common stock, no par value, 90,200 shares authorized; 29,930 and 27,737 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	121,559	116,682
Accumulated other comprehensive loss	(1,003)	(918)
Accumulated deficit	(126,945)	(112,723)
Total shareholders’ equity (deficit)	(6,389)	3,041
Total liabilities and shareholders’ equity (deficit)	$38,406	$38,260
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	March 31,
	2013	2012
	(Unaudited)
Operating activities:
Net loss	$(14,222)	$(13,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	921	1,102
Share-based compensation	3,662	3,843
Changes in operating assets and liabilities:
Accounts receivable	2,862	1,696
Inventories	(174)	(154)
Accounts payable and accrued liabilities	(2,215)	967
Accrued payroll and employee compensation	(37)	(111)
Other assets and liabilities, net	(76)	(28)
Net cash used in operating activities	(9,279)	(6,152)
Investing activities:
Purchase of fixed assets	(786)	(485)
Net cash used in investing activities	(786)	(485)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	920	6,579
Payment for restricted stock tax liability on net settlement	(664)	(814)
Proceeds from exercise of outstanding warrants	—	138
Proceeds from exercise of stock options and ESPP purchases	210	506
Proceeds from convertible notes, net	13,231	—
Proceeds from borrowings under credit facility, net	—	3,500
Net cash provided by financing activities	13,697	9,909
Effect of exchange rate changes on cash	(6)	(10)
Net increase in cash and cash equivalents	3,626	3,262
Cash and cash equivalents, beginning of period	10,522	10,168
Cash and cash equivalents, end of period	$14,148	$13,430
Supplemental disclosures of non-cash investing and financing activities:
Accounts payable for purchases of property and equipment	$60	$—
Equity award fair value adjustment to liability	$(798)	$(197)
Accounts payable related to issuance of common stock	$50	$—
Accounts payable related to issuance of convertible notes	$133	$—
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Financial Statement Preparation
The accompanying interim unaudited consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the “Company”) should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K/A for the fiscal year ended June 30, 2012. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed statements do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company's consolidated condensed results of operations, comprehensive loss, financial position, and cash flows as of March 31, 2013, and for all periods presented. The results reported in these consolidated condensed financial statements for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.
The Company operates its business in one operating segment.
The Company operates and reports using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. For ease of presentation, the Company's last fiscal year is considered to have ended June 30, 2012 and the Company's third quarter of fiscal 2013 is considered to have ended March 31, 2013. The third quarter of fiscal 2013 and 2012 each included 13 weeks.
The Company has incurred losses since fiscal 2006 and negative cash flows from operating activities since fiscal 2007. As of March 31, 2013, the Company had an accumulated deficit of $126.9 million. During the first nine months of fiscal 2013, the Company incurred a net loss of $14.2 million. Through the second quarter of fiscal 2014, the Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.
The Company has projected its cash on hand, and available borrowings under its credit facility, will be sufficient to allow the Company to continue operations for the next 12 months. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on the Company’s liquidity. This could force the Company to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.
The Company's recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
 Principles of Consolidation
The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries, Overland Storage (Europe) Ltd., Overland Storage SARL, and Overland Storage GmbH. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments
Financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The carrying amount of the Company's borrowings under its credit facility approximates its fair value as the interest rate of the credit facility is substantially comparable to rates offered for similar debt instruments. The fair value of the Company's convertible notes is estimated at $11.6 million and is classified within Level 3 of the fair value hierarchy. The Company has no instruments that are classified within Level 2.
NOTE 2 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following table summarizes inventories (in thousands):

	March 31, 2013	June 30, 2012
Raw materials	$3,570	$3,661
Work in process	1,160	1,519
Finished goods	6,102	5,478
	$10,832	$10,658
The following table summarizes other current assets (in thousands):

	March 31, 2013	June 30, 2012
Deferred cost - service contracts	$2,162	$2,694
Prepaid insurance and services	390	395
VAT receivable	214	268
Short-term deposits	131	361
Other	120	61
	$3,017	$3,779
The following table summarizes other assets (in thousands):

	March 31, 2013	June 30, 2012
Deferred cost – service contracts	$1,123	$1,186
Other	235	127
	$1,358	$1,313

The following table summarizes accrued liabilities (in thousands):

	March 31, 2013	June 30, 2012
Deferred revenue – service contracts	$7,837	$8,613
Accrued expenses	3,896	4,156
Third-party service contracts payable	2,945	2,085
Deferred revenue – distributors	186	487
	$14,864	$15,341
The following table summarizes other long-term liabilities (in thousands):

	March 31, 2013	June 30, 2012
Deferred revenue – service contracts	$3,060	$3,569
Deferred rent	888	1,203
Third-party service contracts payable	124	185
Other	3	3
	$4,075	$4,960
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
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Restricted stock not yet vested and released	2,865	3,475	2,865	3,475
Options outstanding and ESPP share purchase rights	1,611	900	1,548	949
Common stock purchase warrants	13,598	12,649	13,598	12,649
Convertible notes	10,192	—	10,192	—
Convertible notes interest	4,327	—	4,327	—
NOTE 4 — INCOME TAXES
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated condensed balance sheets at March 31, 2013 and June 30, 2012, and recognized no interest or penalties in the consolidated condensed statements of operations for the nine months ended March 31, 2013 and 2012.
The Company is subject to federal and state taxation in the United States and also in certain foreign tax jurisdictions. The Company's tax returns for fiscal 2010 and thereafter are subject to examination by the U.S. federal tax authorities and the Company's tax returns for fiscal 2009 and thereafter are subject to examination by state tax authorities.
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
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. The Company contracts with third-party service providers to provide service relating to on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement. The Company had $3.3 million and $3.9 million in deferred costs related to deferred service revenue at March 31, 2013 and June 30, 2012, respectively. In addition, the Company had $0.2 million and $0.4 million in deferred software revenue at March 31, 2013 and June 30, 2012, respectively, which is not included in the table below.
Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2012	$1,286	$11,739
Settlements made during the period	(313)	(10,236)
Change in liability for warranties issued during the period	280	9,199
Change in liability for preexisting warranties	(354)	—
Liability at March 31, 2013	$899	$10,702
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at March 31, 2013 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.

In August 2010, the Company filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc. and BDT-Solutions GmbH. In October 2010, the Company filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; Dell; and IBM. Also in October 2010, the Company filed a complaint for patent infringement with the United States International Trade Commission (“ITC”) against the same defendants. Both lawsuits claim infringement of two of the Company's U.S. Patents, Nos. 6,328,766 and 6,353,581. The complaints broadly claimed infringement by BDT's products, and they specifically identify BDT's FlexStor II® product line as infringing the Company's patents. The complaints also claimed infringement by Dell Inc. and IBM products that are manufactured by BDT based on the FlexStor II®. The Southern District of California case has been stayed to allow the ITC case to move forward first. The ITC instituted the case on November 18, 2010 (Investigation No. 337-TA-746). The trial for such case began on August 29, 2011 and ended on September 7, 2011.
In November 2011, the Company entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which the Company released all claims it had against IBM and Dell in connection with the patent infringement lawsuits the Company had filed in the United States District Court for the Southern District of California and at the ITC against BDT AG and certain of its affiliates, Dell and IBM. However, the Company's infringement case against BDT AG and its affiliates continues and in June 2012, the Chief Administrative Law Judge of the ITC issued a public notice of the Initial Determination affirming that both of the Company's asserted patents are valid, but that BDT did not violate Section 337 of the Tariff Act of 1930. In July 2012, the ITC released the public version of the Initial Determination, which found that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination found no infringement of U.S. Patent No. 6,353,581, but concluded the asserted claims of the patent were valid. The Company petitioned the full Commission of the ITC for a review of some of the Initial Determination findings. In November 2012, the full Commission issued an opinion that did not revisit the Chief Administrative Law Judge's conclusion that BDT's customers directly infringe every asserted claim of U.S. Patent No. 6,328,766, and affirmed the validity of the asserted claims of U.S. Patent No. 6,353,581. The Commission remanded certain aspects of the Chief Administrative Law Judge's validity findings for U.S. Patent No. 6,328,766, but all claims asserted by the Company against BDT remain valid. In December 2012, the Commission granted the Company a petition for reconsideration and further remanded the determination of whether BDT directly or indirectly infringes certain claims of U.S. Patent No. 6,353,581 to the Chief Administrative Law Judge. In March 2013, the Chief Administrative Law Judge of the ITC issued a public notice of the Remand Initial Determination. The Remand Initial Determination held that there is no infringement of certain claims of U.S. Patent No. 6,353,581, and that the six asserted claims of U.S. Patent No. 6,328,766 are invalid as anticipated. In April 2013, the ITC released a public version of the Remand Initial Determination. In May 2013, the ITC granted in part the Company's request to review the Remand Initial Determination, and will review the finding that BDT's FlexStor II® product line does not infringe one claim of U.S. Patent No. 6,353,581, and that the asserted claims of U.S. Patent No. 6,328,766 are invalid as anticipated.
In June 2012, the Company filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. In these lawsuits the Company has asserted claims of infringement on one or both of the following U.S. Patent Nos. owned by the Company: 6,328,766 and 6,353,581, against the following defendants: Quantum Corporation, based in San Jose, California; Spectra Logic Corporation, based in Boulder, Colorado; PivotStor, Inc., based in Irvine, California; Qualstar Corporation, based in Simi Valley, California; Tandberg Data GmbH, based in Germany; Tandberg Data Corp., based in Westminster, Colorado; and Venture Corporation Limited, based in Singapore. In February 2013, the Company filed a joint motion to dismiss its case against Tandberg without prejudice.
In August 2012, Quantum Corporation filed counterclaims against the Company in the United States District Court for the Southern District of California alleging trademark infringement and unfair competition claims, and infringement of U.S. Patent Nos. 5,491,812; 6,542,787; 6,498,771; and 5,925,119 by the Company's products. Quantum is seeking monetary damages from the Company and injunctive relief. In April 2013, Quantum filed a complaint against the Company in the United States District Court for the Southern District of California alleging infringement of U.S. Patent No. 7,263,596 by the Company's products. Quantum is seeking monetary damages from the Company and injunctive relief.

NOTE 6 — INTANGIBLE ASSETS
Intangible assets, net, primarily consist of customer contracts and trade names acquired in the June 2008 acquisition of SnapServer, which have been assigned an estimated useful life of six years. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.
The following table summarizes intangible assets (in thousands):

	March 31, 2013	June 30, 2012
Acquired technology	$1,928	$1,928
Customer contracts and trade names	3,853	3,853
	5,781	5,781
Less: Accumulated amortization	(4,955)	(4,432)
	$826	$1,349

Amortization expense of intangible assets was $0.2 million and $0.3 million during the third quarter of fiscal 2013 and 2012, respectively. Amortization expense of intangible assets was $0.5 million and $0.9 million during the first nine months of fiscal 2013 and 2012, respectively. Estimated amortization expense for intangible assets is approximately $0.1 million for the remainder of fiscal 2013 and $0.7 million in fiscal 2014.
NOTE 7 — EQUITY
During the first nine months of fiscal 2013, the Company issued 1,011,002 shares of common stock in conjunction with vested restricted stock units. The restricted stock unit holders surrendered 476,608 restricted stock units to pay for minimum withholding taxes totaling $0.7 million. During the first nine months of fiscal 2012, the Company issued 602,795 shares of common stock in conjunction with vested restricted stock units, and the restricted stock unit holders surrendered 353,753 restricted stock units to pay for minimum withholding taxes totaling $0.8 million. Options and restricted stock units outstanding were approximately 4.7 million shares and 5.7 million shares as of March 31, 2013 and June 30, 2012, respectively.
In February 2013, the Company sold an aggregate of 1,020,409 shares of its common stock at $0.98 per share for gross proceeds of $1.0 million and net proceeds of approximately $0.9 million.
Outside of 2009 Equity Incentive Plan
During the first nine months of fiscal 2013, the Company granted to an officer a restricted stock award to acquire 200,000 shares of common stock. This restricted stock award vests over three years.
Employee Stock Purchase Plan
During the first nine months of fiscal 2013 and 2012, the Company issued 133,590 and 80,675, respectively, shares of common stock purchased through the Company's 2006 employee stock purchase plan.
Common Stock Exercises
During the first nine months of fiscal 2013 and 2012, the Company issued 27,751 and 201,689, respectively, shares of common stock upon exercise of outstanding stock options.

NOTE 8 — DEBT
In August 2011, the Company entered into a loan and security agreement, or credit facility, which allows for revolving cash borrowings up to $8.0 million. At March 31, 2013, the Company had $3.5 million outstanding on the credit facility, which was recorded as current debt, and remaining external borrowing capacity of $4.2 million. The proceeds of the credit facility may be used to fund the Company's working capital and to fund its general business requirements. The obligations under the credit facility are secured by substantially all assets of the Company other than the 65% of the stock of our foreign subsidiaries which are pledged under the Company's convertible notes. Borrowings under the credit facility bear interest at the prime rate (as defined in the credit facility) plus a margin of either 1.00% or 1.25%, depending on the Company's liquidity coverage ratio. The Company is also obligated to pay other customary facility fees and arrangement fees for a credit facility of this size and type. The credit facility is scheduled to mature August 8, 2013. At March 31, 2013, the interest rate on the credit facility was 4.25%.
The credit facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company's and its subsidiaries' ability to incur liens and indebtedness, make certain types of payments, merge or consolidate, and make dispositions of assets. The credit facility specifies customary events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Upon the occurrence of an event of default under the credit facility, the lender may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and deduct such amounts from the Company’s lockbox account on deposit with the bank. At March 31, 2013, the Company was in compliance with all covenants of the credit facility.
The credit facility is a revolving line of credit and borrowings and payments are presented on a net basis in the consolidated condensed statements of cash flows.
Convertible Notes
In February 2013, the Company entered into a Note Purchase Agreement (the “NPA”) with the note purchaser's party thereto (the “Purchasers”), which was amended in March 2013. The Company sold to the Purchasers convertible promissory notes (the “Notes”) of the Company in an aggregate original principal amount of $13.25 million. The Notes are scheduled to mature in February 2017 and bear interest at a rate of 8% per annum, payable semi-annually. Debt issuance costs of $0.2 million have been included in other assets and will be amortized over the term of the Notes. In addition, the Company obtained a waiver which granted an extension of time to comply with certain administrative requirements related to the Notes and complied in full with such requirements in April 2013.
The Company may, subject to certain limitations, pay interest in cash or in shares of common stock at its option beginning the quarter ending June 30, 2013, provided that at any time that the Purchasers hold 20% or more of the then outstanding common stock, the Purchasers (and not the Company) will have the option to determine whether the applicable interest payment payable to the Purchasers during such time is payable in cash or shares of common stock. The number of shares of common stock that may be issued as payment of interest on the Notes will be determined by dividing the amount of interest due to the holder of the Notes by the volume weighted average of the closing prices of one share of the common stock as reported on the NASDAQ Capital Market for the twenty consecutive trading days up to and including the trading day on the third trading day prior to the valuation date, using the interest payment due date at the valuation date; provided the Company may not pay interest in shares of common stock at a price per share lower than $0.98 (as adjusted from time to time for items such as stock splits, combinations, reclassifications, or recapitalizations). In the event of a share price lower than $0.98 per share, the Company has the option to pay interest in a combination of shares of common stock and cash so long as the number of shares of common stock that the Company issues does not exceed the quotient obtained by dividing the interest payable at such time by $0.98, and the difference between the amount of the interest paid in shares and the average closing price of the shares of common stock, determined as described above, will be payable in cash.

Any Purchaser may elect to convert all or a portion of the outstanding principal amount of such Purchaser's Note into shares of common stock (subject to certain limitations) in an amount equal to the principal amount of the Notes being converted divided by $1.30 per share subject to adjustment as set forth in the NPA, such as stock splits.
The Notes will automatically convert into shares of common stock on the first trading day immediately following the date that the closing bid price of the common stock exceeds two times the conversion price of $1.30 for ten consecutive trading days.
If certain conditions are met with respect to ongoing litigation, the Company has an option to repay a portion of the debt prior to the maturity date.
The obligations under the Notes are secured by a pledge of 65% of the Company's stock in each of its foreign subsidiaries.
The NPA contains customary covenants, including covenants that limit or restrict the Company's ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the NPA, the Purchasers may declare all amounts outstanding to be immediately due and payable. The NPA specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. In the event of default, the interest rate shall automatically increase to 11%. The Company has also granted certain registration rights to the Notes purchasers. At March 31, 2013, the Company was in compliance with all covenants of the Notes.
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
The following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs and operating expenses; our ability to achieve the intended cost savings and maintain quality with our manufacturing partner; our ability to generate cash from operations; the ability of our suppliers to provide an adequate supply of components for our products at prices consistent with historical prices; our ability to raise outside capital and to repay our debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to regain compliance with the continued listing requirements of, and thereby maintain the listing of our common stock on the NASDAQ Capital Market; customers', suppliers' and creditors' perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; our ability to enforce our intellectual property rights and protect our intellectual property; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth under the heading “Risk Factors” in Item 1A of Part II of this report, and set forth in our annual report on Form 10-K/A for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission ("SEC") on

February 13, 2013 under the caption “Risk Factors” in Item 1A of Part I, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.
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
We develop and deliver a comprehensive solution set of award-winning products and services for storing data throughout the organization and during the entire data lifecycle. Our SnapScale™ clustered network attached storage (“NAS”) products allow customers to scale-out in capacity and performance as their storage needs grow. Our SnapServer® products are unified NAS servers that integrate into businesses requiring simple, expandable block and file storage. Our SnapSAN® products are storage area network (“SAN”) arrays designed to ensure primary and secondary data is accessible and protected regardless of its location. Our SnapScale™, SnapServer®, and SnapSAN® solutions are available with backup, replication, and mirroring software in highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO SERIES® and REO SERIES® libraries are tape and virtual tape solutions designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.
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
Generation of revenue. We generate the majority of our revenue from sales of our data protection products. The balance of our revenue is provided by selling maintenance contracts and rendering related services. The majority of our sales are generated from sales of our branded products through a worldwide channel, which includes systems integrators and value-added resellers.
We reported net revenue of $11.6 million for the third quarter of fiscal 2013, compared with $15.2 million for the third quarter of fiscal 2012. We reported net revenue of $36.0 million for the first nine months of fiscal 2013, compared with $44.3 million for the first nine months of fiscal 2012. The decline in net revenue resulted in a net loss of $5.1 million, or $0.17 per share, for the third quarter of fiscal 2013 compared with a net loss of $3.8 million, or $0.16 per share, for the third quarter of fiscal 2012. The decline in net revenue resulted in a net loss of $14.2 million, or $0.50 per share, for the first nine months of fiscal 2013 compared with a net loss of $13.5 million, or $0.57 per share, for the first nine months of fiscal 2012.
Intellectual property rights. In August and October 2010, we filed patent infringement lawsuits in the United States District Court for the Southern District of California and United States International Trade Commission (“ITC”), respectively, against various parties. Both lawsuits claim infringement of two of our U.S. Patents, Nos. 6,328,766 and 6,353,581.

In November 2011, we entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which we released all claims we had against Dell and IBM in the United States District Court for the Southern District of California and at the ITC. However, our infringement case against BDT AG and its affiliates continues.
In July 2012, the ITC released the public version of the Initial Determination, which finds that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination found no infringement of U.S. Patent No. 6,353,581, but concluded the asserted claims of the patent were valid. We petitioned the full Commission of the ITC for a review of some of the Initial Determination findings. See “Item 1. Legal Proceedings” for additional information on the patent litigation lawsuits.
In June 2012, we filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. In February 2013, we filed a joint motion to dismiss one of the five additional patent infringement lawsuits. See “Item 1. Legal Proceedings” for additional information on these patent litigation lawsuits.
In August 2012, Quantum Corporation filed counterclaims against us in the United States District Court for the Southern District of California action alleging trademark infringement and unfair competition claims, and infringement of U.S. Patent Nos. 5,491,812; 6,542,787; 6,498,771; and 5,925,119 by our products. Quantum is seeking monetary damages from us and injunctive relief. In April 2013, Quantum filed a complaint against us in the United States District Court for the Southern District of California alleging infringement of U.S. Patent No. 7,263,596 by our products. Quantum is seeking monetary damages from us and injunctive relief.
Liquidity and capital resources. At March 31, 2013, we had a cash balance of $14.1 million, compared to $10.5 million at June 30, 2012. In the first nine months of fiscal 2013, we incurred a net loss of $14.2 million. Our credit facility provides for an up to $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At March 31, 2013, we had a balance of $3.5 million recorded as current debt, and a remaining external borrowing capacity of $4.2 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows through the second quarter of fiscal 2014 as we continue to reshape our business model and further improve operational efficiencies.
Management has projected that cash on hand, and available borrowings under our credit facility, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
In February 2013, we completed a private placement of $13.25 million convertible promissory notes, or the Notes. The Notes are scheduled to mature in February 2017 and bear interest at a rate of 8% per annum payable semi-annually. We may, subject to certain limitations, pay interest in cash or in shares of common stock at our option beginning the quarter ending June 30, 2013. The Notes are convertible into shares of common stock at an initial conversion price of $1.30 per share. We also granted certain registration rights to the Notes purchasers. The Notes are secured by a pledge of 65% of the stock of each of our foreign subsidiaries.
In February 2013, in a private placement transaction, we sold an aggregate of 1,020,409 shares of our common stock, at a purchase price of $0.98, to an institutional investor for a total issuance price of $1.0 million and net proceeds of approximately $0.9 million.
As of March 31, 2013, we had working capital of $6.9 million, reflecting an increase in current assets of $0.2 million and an increase in current liabilities of $0.7 million, compared to June 30, 2012. The increase in current assets is primarily attributable to the cash received for the convertible promissory notes offset by cash used in operating activities, and a $2.9 million decrease in accounts receivable due to lower sales volumes primarily in our tape-based and disk-based products sold in the Americas region, and disk-based products sold in Europe, the Middle East and Africa (“EMEA”). The increase in current liabilities is primarily attributable to a $3.5 million increase in current debt related to the maturity date of our credit facility, offset by a $1.7 million decrease in accounts payable and accrued liabilities related to operating activities, and a $0.8 million decrease in our stock appreciation rights valuation liability.
Industry trends. We estimate that the cost of managing digital assets is four times the cost of acquiring storage devices. Furthermore, many SMEs and SMBs are seeking to implement tiered storage for primary and secondary data utilizing a combination of low cost SATA (Serial ATA) drives, high performance SAS (Serial Attached SCSI) drives, and Solid State Drives (“SSDs”). International Data Corporation (“IDC”) estimates that the total NAS market will grow at approximately 9.1% through 2015, and the growth rate for NAS storage systems in price bands up to $15,000, where our SnapServer® solutions lie, is estimated to be 17.3%. According to IDC, tape storage still constitutes approximately 7.3% of the total storage revenue in the global storage market. Sales of tape automation appliances represented 31.9% of our revenue during each of the first nine months of fiscal 2013 and 2012.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Operations and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in our annual report on Form 10-K/A for the fiscal year ended June 30, 2012; and we discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of that report. Unless otherwise described below, there have been no material changes in our critical accounting policies and estimates.

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.9	68.9	65.5	67.7
Gross profit	33.1	31.1	34.5	32.3
Operating expenses:
Sales and marketing	40.0	24.8	36.5	27.7
Research and development	14.3	11.4	13.5	14.3
General and administrative	22.8	19.3	23.1	20.4
	77.1	55.5	73.1	62.4
Loss from operations	(44.0)	(24.4)	(38.6)	(30.1)
Other income (expense), net	0.5	(1.2)	(0.5)	(0.1)
Loss before income taxes	(43.5)	(25.6)	(39.1)	(30.2)
Provision for (benefit from) income taxes	—	(0.4)	0.3	0.2
Net loss	(43.5)%	(25.2)%	(39.4)%	(30.4)%

A summary of the sales mix by product follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Tape-based products:
NEO Series®	29.6%	28.4%	31.9%	31.9%
Disk-based products:
REO Series®	1.1	2.3	1.1	1.7
SnapServer®	20.7	16.5	18.5	15.7
	21.8	18.8	19.6	17.4
Service	41.1	40.7	40.8	41.4
Spare parts and other	7.5	12.1	7.7	9.3
	100.0%	100.0%	100.0%	100.0%

The Third Quarter of Fiscal 2013 compared with the Third Quarter of Fiscal 2012
Net Revenue. Net revenue decreased to $11.6 million during the third quarter of fiscal 2013 from $15.2 million during the third quarter of fiscal 2012, a decrease of $3.6 million, or 23.7%. The decline was due to lower revenue from our Overland branded products, primarily as a result of decreased sales volumes in our tape-based products sold in the Americas and EMEA, decreased sales volumes in our disk-based products sold in the Americas, and decreased service revenue primarily from our sole OEM customer. OEM net revenue, which is primarily made up of service revenue, accounted for 11.4% and 18.9% of net revenues in the third quarter of fiscal 2013 and 2012, respectively.
Product Revenue
Net product revenue decreased to $6.9 million during the third quarter of fiscal 2013 from $9.0 million during the third quarter of fiscal 2012. The decrease of approximately $2.1 million, or 23.3%, was primarily associated with a decrease of $0.5 million in tape-based products sold in EMEA, related to our belief of the ongoing macroeconomic conditions within the European economy, and decreases of $0.4 million in tape-based products sold in the Americas. In addition, there was a decrease of $0.3 million in disk-based products primarily related to decreased sales volumes in the Americas, and a decrease of $0.9 million in spares and service parts primarily related to decreased revenue from our OEM customer.
Service Revenue
Net service revenue decreased to $4.8 million during the third quarter of fiscal 2013 from $6.2 million during the third quarter of fiscal 2012. The decrease of approximately $1.4 million, or 22.6%, was primarily due to decreased service revenue from our sole OEM customer. In addition, there was a decrease in our extended service contracts primarily related to lower tape-based product sales.
Gross Profit. Overall gross profit decreased to $3.9 million during the third quarter of fiscal 2013 compared to $4.7 million during the third quarter of fiscal 2012. Gross margin at 33.1% for the third quarter of fiscal 2013 increased from 31.1% for the third quarter of fiscal 2012.
Product Revenue
Gross profit on our products during the third quarter of fiscal 2013 was $0.9 million compared to $1.2 million during the third quarter of fiscal 2012. The decrease of $0.3 million, or 25.0%, was primarily due to decreased sales volumes of tape-based and disk-based products. Gross margin on our products at 13.2% for the third quarter of fiscal 2013 was constant compared to the third quarter of fiscal 2012.
Service Revenue
Gross profit on our services during the third quarter of fiscal 2013 was $2.9 million compared to $3.5 million during the third quarter of fiscal 2012. The decrease of $0.6 million, or 17.1%, was primarily due to decreased service revenue from our sole OEM customer, and a decrease in our extended service contracts due to a decrease in product sales. Gross margin on our services at 61.6% for the third quarter of fiscal 2013 increased from 57.1% for the third quarter of fiscal 2012. This increase was primarily the result of ongoing cost reductions related to service contracts.

Share-based Compensation Expense. During the third quarter of fiscal 2013 and 2012, we recorded share-based compensation expense of approximately $1.2 million and $1.1 million, respectively. Share-based compensation expense for the fourth quarter of fiscal 2013 is expected to be approximately $1.1 million.
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of product sales	$34	$14
Sales and marketing	261	159
Research and development	84	54
General and administrative	779	825
	$1,158	$1,052
Sales and Marketing Expense. Sales and marketing expense in the third quarter of fiscal 2013 increased to $4.7 million from $3.8 million during the third quarter of fiscal 2012. The increase of $0.9 million, or 23.7%, was primarily an increase of $0.7 million in employee and related expenses associated with an increase in average headcount, and an increase of $0.1 million in share-based compensation expense.
Research and Development Expense. Research and development expense was relatively constant at $1.7 million during the third quarter of each of fiscal 2013 and 2012.
General and Administrative Expense. General and administrative expense in the third quarter of fiscal 2013 decreased to $2.7 million from $2.9 million during the third quarter of fiscal 2012. The decrease of $0.2 million, or 6.9%, was primarily a result of a decrease in employee and related expenses associated with a decrease in average headcount.
Interest Expense. Interest expense in the third quarter of fiscal 2013 increased to $0.2 million from $43,000 during the third quarter of fiscal 2012. The increase was related to interest expense for the convertible notes we sold in February 2013.
Other Income (Expense), net. During the third quarter of fiscal 2013, we incurred other income, net, of $0.2 million of income compared to $0.1 million of expense during the third quarter of fiscal 2012. The change of approximately $0.3 million was due to realized foreign currency exchange gains during the third quarter of fiscal 2013 compared to realized foreign currency losses in the third quarter of fiscal 2012 due to currency fluctuations.
The First Nine Months of Fiscal 2013 compared with the First Nine Months of Fiscal 2012
Net Revenue. Net revenue decreased to $36.0 million during the first nine months of fiscal 2013 compared to $44.3 million during the first nine months of fiscal 2012, a decrease of $8.3 million, or 18.7%. The decline was primarily due to decreased revenue from our sole OEM customer, which represented approximately 12.2% of net revenue in the first nine months of fiscal 2013 compared to 16.4% of net revenue in the first nine months of fiscal 2012. In our branded channel, the decrease in net revenue was attributable to decreased sales volumes primarily in our tape-based and disk-based products sold in the Americas region, and disk-based products sold in EMEA.
Product Revenue
Net product revenue decreased to $21.3 million during the first nine months of fiscal 2013 compared to $26.0 million during the first nine months of fiscal 2012. The decrease of $4.7 million, or 18.1%, was primarily associated with a decrease of $2.0 million in tape-based products sold in EMEA, related to our belief of the ongoing macroeconomic conditions within the

European economy. In addition, there were decreases of $0.4 million in tape-based products sold in each of the Americas and Asia Pacific (“APAC”) regions, and $0.7 million in disk-based products sold in the Americas.
Service Revenue
Net service revenue decreased to $14.7 million in the first nine months of fiscal 2013 compared to $18.4 million during the first nine months of fiscal 2012. The decrease of $3.7 million, or 20.1%, was primarily due to decreased service revenue from our sole OEM customer. In addition, there was a decrease in our extended service contracts primarily related to lower tape-based product sales in EMEA and the Americas regions. As a percentage of total revenue, service revenue remained relatively constant at 40.8% for the first nine months of fiscal 2013 compared to 41.4% for the first nine months of fiscal 2012.
Gross Profit. Gross profit in the first nine months of fiscal 2013 decreased to $12.4 million compared to $14.3 million in the first nine months of fiscal 2012. Gross margin increased to 34.5% in the first nine months of fiscal 2013 compared to 32.3% in the first nine months of fiscal 2012.
Product Revenue
Gross profit on our products was $2.9 million for the first nine months of fiscal 2013 compared to $3.6 million for the first nine months of fiscal 2012. The decrease of $0.7 million was due primarily to decreased sales volumes of tape-based products. Gross margin on our products was 13.8% for the first nine months of fiscal 2013 compared to 13.9% for the first nine months of fiscal 2012.
Service Revenue
Gross profit on our services was $9.5 million during the first nine months of fiscal 2013 compared to $10.7 million in the first nine months of fiscal 2012. The decrease of $1.2 million was primarily due to decreased service revenue from our sole OEM customer, and a decrease in our extended service contracts. Gross margin on service at 64.4% for the first nine months of fiscal 2013 increased from 58.3% for the first nine months of fiscal 2012. This increase was primarily the result of ongoing cost reductions related to service contracts.
Share-based Compensation. During the first nine months of fiscal 2013 and 2012, we recorded share-based compensation expense of approximately $3.7 million and $3.8 million, respectively.
The following table summarizes share-based compensation by income statement caption (in thousands):

	Nine Months Ended
	March 31,
	2013	2012
Cost of product sales	$102	$47
Sales and marketing	773	568
Research and development	244	396
General and administrative	2,543	2,832
	$3,662	$3,843
Sales and Marketing Expenses. Sales and marketing expenses increased to $13.1 million during the first nine months of fiscal 2013 compared to $12.3 million during the first nine months of fiscal 2012. The increase of approximately $0.8 million, or 6.5%, was primarily a result of an increase of $0.6 million in employee and related expenses associated with an increase in average headcount, and an increase of $0.2 million in share-based compensation expense.

Research and Development Expenses. Research and development expenses decreased to $4.9 million during the first nine months of fiscal 2013 compared to $6.4 million during the first nine months of fiscal 2012. The decrease of approximately $1.5 million, or 23.4%, was primarily a result of (i) a decrease of $0.7 million in employee and related expenses associated with a decrease in average headcount, (ii) a decrease of $0.6 million in development expense as a result of a lower level of new product development expenses from the prior year, and (iii) a decrease of $0.2 million in share-based compensation expense.
General and Administrative Expenses. General and administrative expenses decreased to $8.3 million during the first nine months of fiscal 2013 compared to $9.0 million for the first nine months of fiscal 2012. The decrease of approximately $0.7 million, or 7.8%, was primarily a result of a decrease of $0.6 million in employee and related expenses associated with a decrease in average headcount, and a decrease of $0.3 million in share-based compensation expense. These decreases were offset by an increase in outside contractor expense, principally for financial and accounting services.
Interest Expense. Interest expense increased to $0.3 million during the first nine months of fiscal 2013 compared to $0.1 million during the first nine months of fiscal 2012. The increase of approximately $0.2 million was related to interest expense for the convertible notes we sold in February 2013.
Liquidity and Capital Resources
At March 31, 2013, we had a cash balance of $14.1 million, compared to $10.5 million at June 30, 2012. In the first nine months of fiscal 2013, we incurred a net loss of $14.2 million. Our credit facility provides for an up to $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At March 31, 2013, we had a balance of $3.5 million recorded as current debt, and a remaining external borrowing capacity of $4.2 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows through the second quarter of fiscal 2014 as we continue to reshape our business model and further improve operational efficiencies.
As of March 31, 2013, we had working capital of $6.9 million, reflecting an increase in current assets of $0.2 million and an increase in current liabilities of $0.7 million compared to June 30, 2012. The increase in current assets is primarily attributable to the cash received for the convertible notes offset by cash used in operating activities, and a $2.9 million decrease in accounts receivable due to lower sales volumes primarily in our tape-based and disk-based products sold in the Americas region, and disk-based products sold in EMEA. The increase in current liabilities is primarily attributable to a $3.5 million increase in current debt related to the maturity date of our credit facility, offset by a $1.7 million decrease in accounts payable and accrued liabilities related to operating activities, and a $0.8 million decrease in our stock appreciation rights valuation liability.
Management has projected that cash on hand, and available borrowings under its credit facility, will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
During the first nine months of fiscal 2013, we used cash in operating activities of $9.3 million, compared to $6.2 million in the first nine months of fiscal 2012. The use of cash during the first nine months of fiscal 2013 was primarily a result of our net loss of $14.2 million offset by $4.6 million in non-cash items, which were share-based compensation, depreciation and amortization. In addition, we had decreases in accounts receivable, accounts payable, and accrued liabilities due to lower sales.

We used cash in investing activities of $0.8 million during the first nine months of fiscal 2013, compared to $0.5 million in the first nine months of fiscal 2012. During the first nine months of fiscal 2013 and 2012, capital expenditures totaled $0.8 million and $0.5 million, respectively. In the first nine months of fiscal 2013, such expenditures were associated with the implementation of a new enterprise resource planning system and equipment to support new product introductions. In the first nine months of fiscal 2012, such expenditures were associated with machinery and equipment to support new product introductions.
We generated cash in financing activities of $13.7 million during the first nine months of fiscal 2013, compared to $9.9 million during the first nine months of fiscal 2012. During the first nine months of fiscal 2013, we received gross proceeds of $13.25 million from the sale of our convertible notes, we sold an aggregate of 1,020,409 shares of our common stock to an institutional investor for a total issuance price of approximately $1.0 million and net proceeds of approximately $0.9 million, and we received $0.2 million from the exercise of stock options and ESPP purchases offset by $0.7 million paid for taxes for net settlement of restricted stock units. During the first nine months of fiscal 2012, we sold an aggregate of 3,640,000 shares of our common stock at $2.00 per share for gross proceeds of approximately $7.3 million (net proceeds of approximately $6.6 million), we borrowed $3.5 million on our credit facility, and received $0.6 million from the exercise of warrants and stock options offset by $0.8 million paid for taxes for net settlement of restricted stock units.
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
Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France, and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations during the first nine months of fiscal 2013 and 2012 were immaterial to the consolidated condensed financial statements.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In August 2010, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc. and BDT-Solutions GmbH. In October 2010, we filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; Dell; and IBM. Also in October 2010, we filed a complaint for patent infringement with the United States International Trade Commission (“ITC”) against the same defendants. Both lawsuits claim infringement of two of our U.S. Patents, Nos. 6,328,766 and 6,353,581. The complaints broadly claimed infringement by BDT's products, and they specifically identify BDT's FlexStor II® product line as infringing our patents. The complaints also claimed infringement by Dell Inc. and IBM products that are manufactured by BDT based on the FlexStor II®. The Southern District of California case has been stayed to allow the ITC case to move forward first. The ITC instituted the case on November 18, 2010 (Investigation No. 337-TA-746). The trial for such case began on August 29, 2011 and ended on September 7, 2011.
In November 2011, we entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which we released all claims we had against IBM and Dell in connection with the patent infringement lawsuits we had filed in the United States District Court for the Southern District of California and at the ITC against BDT AG and certain of its affiliates, Dell and IBM. However, our infringement case against BDT AG and its affiliates continues and in June 2012, the Chief Administrative Law Judge of the ITC issued a public notice of the Initial Determination affirming that both of our asserted patents are valid, but that BDT did not violate Section 337 of the Tariff Act of 1930. In July 2012, the ITC released the public version of the Initial Determination, which found that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination found no infringement of U.S. Patent No. 6,353,581, but concluded the asserted claims of the patent were valid. We petitioned the full Commission of the ITC for a review of some of the Initial Determination findings. In November 2012, the full Commission issued an opinion that did not revisit the Chief Administrative Law Judge's conclusion that BDT's customers directly infringe every asserted claim of U.S. Patent No. 6,328,766, and affirmed the validity of the asserted claims of U.S. Patent No. 6,353,581. The Commission remanded certain aspects of the Chief Administrative Law Judge's validity findings for U.S. Patent No. 6,328,766, but all claims asserted by us against BDT remained valid. In December 2012, the Commission granted us a petition for reconsideration and further remanded the determination of whether BDT directly or indirectly infringes certain claims of U.S. Patent No. 6,353,581 to the Chief Administrative Law Judge. In March 2013, the Chief Administrative Law Judge of the ITC issued a public notice of the Remand Initial Determination. The Remand Initial Determination held that there is no infringement of certain claims of U.S. Patent No. 6,353,581, and that the six asserted claims of U.S. Patent No. 6,328,766 are invalid as anticipated. In April 2013, the ITC released a public version of the Remand Initial Determination. In May 2013, the ITC granted in part our request to review the Remand Initial Determination, and will review the finding that BDT's FlexStor II® product line does not infringe one claim of U.S. Patent No. 6,353,581, and that the asserted claims of U.S. Patent No. 6,328,766 are invalid as anticipated.
In June 2012, we filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. In these lawsuits we have asserted claims of infringement on one or both of the following U.S. Patent Nos. owned by us: 6,328,766 and 6,353,581, against the following defendants: Quantum Corporation, based in San Jose, California; Spectra Logic Corporation, based in Boulder, Colorado; PivotStor, Inc., based in Irvine, California; Qualstar Corporation, based in Simi Valley, California; Tandberg Data GmbH, based in Germany; Tandberg Data Corp., based in Westminster, Colorado; and Venture Corporation Limited, based in Singapore. In February 2013, we filed a joint motion to dismiss our case against Tandberg without prejudice.
In August 2012, Quantum Corporation filed counterclaims against us in the United States District Court for the Southern District of California alleging trademark infringement and unfair competition claims, and infringement of U.S. Patent Nos. 5,491,812; 6,542,787; 6,498,771; and 5,925,119 by our products. Quantum is seeking monetary damages from us and injunctive relief. In April 2013, Quantum filed a complaint against us in the United States District Court for the Southern District of California alleging infringement of U.S. Patent No. 7,263,596 by our products. Quantum is seeking monetary damages from us and injunctive relief.

Item 1A.	Risk Factors.
An investment in our company involves a high degree of risk. In addition to the risk factor below and the other information included or incorporated by reference in this report, you should carefully consider each of the following risk factors in evaluating our business and prospects as well as an investment in our company. The risks and uncertainties described in Item 1A of Part II of our annual report on Form 10-K/A for the fiscal year ended June 30, 2012 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.
We may not have sufficient funds to repay our convertible notes when due and the conversion of the notes or payment of interest on the notes may cause dilution to our existing shareholders.
In February 2013, we sold convertible promissory notes in an aggregate original principal amount of $13.25 million to investors in a private placement and the notes are scheduled to mature in February 2017. In the event we are unable to repay the notes when due or extend the notes, we may be unable to continue our business operations. If we were unable to repay the notes when required, the note holders could commence legal action against us to recover the amounts due. Additionally, the notes are convertible into 10,192,304 shares of common stock at an initial conversion price of $1.30 per share and automatically convert into shares of common stock upon the occurrence of certain events. We may pay interest on the notes in cash or in shares of common stock at our option beginning the quarter ending June 30, 2013 and at any time certain note holders collectively hold 20% or more of the then-outstanding common stock, those holders will have the option to determine whether the applicable interest payment payable to such holders is payable in cash or shares of common stock. The conversion of the notes or the issuance of shares of common stock as payment of interest on the notes could cause substantial dilution to our shareholders.

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
Any delisting of our common stock from the NASDAQ Capital Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations.
We are subject to laws, regulations and similar requirements, changes to which may adversely affect our business and operations.
We are subject to laws, regulations and similar requirements that affect our business and operations, including, but not limited to, the areas of commerce, intellectual property, income and other taxes, labor, environmental, health and safety, and our compliance in these areas may be costly. While we have implemented policies and procedures to comply with laws and regulations, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws and regulations or our policies. Any such violation or alleged violation could materially and adversely affect our business. Any changes or potential changes to laws, regulations or similar requirements, or our ability to respond to these changes, may significantly increase our costs to maintain compliance or result in our decision to limit our business or products, which could materially harm our business, results of operations and future prospects.
The Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions will cause us to incur costs to certify that our supply chain is conflict free and we may face difficulties if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source these minerals and metals may also be adversely impacted. In addition, our customers may require that we provide them with a certification and our ability to do so may disqualify us as a supplier.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

10.1	Note Purchase Agreement, dated February 12, 2013 (incorporated by reference to the Company's Form 8-K filed on February 14, 2013). +

10.2	Amendment to Note Purchase Agreement, dated March 5, 2013 (incorporated by reference to the Company's Form 8-K filed on March 8, 2013).

10.3	Registration Rights Agreement, dated February 12, 2013 (incorporated by reference to the Company's Form 8-K filed on February 14, 2013).

10.4	Form of Subscription Agreement, dated February 13, 2013 (incorporated by reference to the Company's Form 8-K filed on February 14, 2013).

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
_____________
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERLAND STORAGE, INC.

Dated:	May 15, 2013	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch Senior Vice President and Chief Financial Officer