Form 10-K
period 2013-06-30
OVERLAND STORAGE INC
filed 2013-09-18
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2013
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
_______________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 28, 2012, the last business day of the registrant's second fiscal quarter, was approximately $18,433,000 (based on the closing price reported on such date by the NASDAQ Capital Market of the registrant's Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of September 6, 2013, the number of outstanding shares of the registrant's common stock was 31,118,558.

OVERLAND STORAGE, INC.
FORM 10-K
For the fiscal year ended June 30, 2013

PART I

Item 1.	Business.
This report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs and operating expenses; our ability to achieve the intended cost savings and maintain quality with our manufacturing partner; our ability to generate cash from operations; the ability of our suppliers to provide an adequate supply of components for our products at prices consistent with historical prices; our ability to raise outside capital and to repay our debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to regain compliance with the continued listing requirements of, and thereby maintain the listing of our common stock on, the NASDAQ Capital Market; customers', suppliers' and creditors' perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; our ability to enforce our intellectual property rights and protect our intellectual property; general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth under the heading “Risk Factors” in Part I, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements.
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
Our Direction and Strategy
In today's business environment, we believe that improving productivity and effectively managing digital assets, while controlling operating expenses, has become one of the top priorities for organizations worldwide. At the same time, we believe that the cost and complexity of managing vital information has risen exponentially. As a result of these opposing forces, we believe that many companies find themselves lacking the essential resources and expertise required to adequately manage information across their businesses and they continue to spend a significant portion of their time and money tying isolated islands of data together. Without an effective alternative to mitigate the cost and complexity of traditional approaches, their data simply cannot be effectively shared and sufficiently protected. We provide solutions designed to deliver enterprise features with the simplicity that allows organizations to reduce the cost of managing and protecting their information. Our comprehensive data storage and protection solutions are designed to enable IT managers to easily and cost effectively share and preserve critical and non-critical data across their organizations and to provide continuous access, replication for disaster recovery, and reduced backup windows for improved business continuity. Our direction is to extend our current products beyond the data center and distributed enterprise into cloud capabilities and mobile devices.
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
Our Protection OS® software provides virtualization, data protection, data management and connectivity features for REO® virtual tape library (“VTL”) systems. With our Protection OS® software, administrators can implement REO® appliances in a wide variety of storage and backup environments. The Protection OS® software is compatible with all major operating systems, popular backup software solutions, and iSCSI networks and Fibre Channel networks.

SnapSAN™ Storage Area Network Solutions
Our SnapSAN™ products provide block-based primary storage for virtual server environments and low latency applications. Systems can be managed through intuitive management interfaces that employ guided wizards to facilitate easy installation and administration. Our SnapSAN™ products also offer a powerful set of features including thin provisioning, mirroring for high availability, replication and snapshots for data protection.

•
The SnapSAN™ S1000 is a 2U storage array with iSCSI, Fibre Channel, or SAS host connections, designed for providing non-stop services to the most demanding applications. The SnapSAN™ S1000 can be configured to utilize high capacity Nearline SAS drives for up to 48 terabytes, or high performance SAS drives for up to 7.2 terabytes, with maximum scalability using SnapServer® E1000 enclosures up to 240 terabytes.

•
The SnapSAN™ S3000 is a 2U storage array with options for 1Gb or 10Gb iSCSI, Fibre Channel, or SAS host connections, designed for midrange businesses and offers thin provisioning, volume cloning, synchronous and asynchronous remote replication, snapshots and disk spin down for reduced power consumption. The SnapSAN™ S3000 can scale up to 288TB using the SnapSAN™ Expansions.

•
The SnapSAN™ S5000 is a 2U storage array with options for 1Gb or 10Gb iSCSI, Fibre Channel, or SAS host connections, designed for the enterprise and offers the same features as the SnapSAN™ S3000 as well as SSD integration for caching and policy-based tiering, performance analysis, and tuning and compliance tools. The SnapSAN™ S5000 can scale up to 288TB using the SnapSAN™ Expansions.

SnapScale™ Clustered Network Attached Storage Solutions
Our SnapScale X2™ product is a clustered NAS solution that enables organizations with rapid or unpredictable data growth to scale capacity and performance without adding management complexity. SnapScale™ eliminates islands of storage, which enables scaling without having to predict capacity in advance. SnapScale™ writes data across multiple nodes and drives simultaneously for instant protection and high availability. Our SnapScale X2™ is a rackmount 2U, 12-bay scale-out NAS system designed for high performance, high scalability, and is available for the storage and archiving of unstructured data. The SnapScale X2™ can be configured with up to 12 Nearline SAS hard drives for a capacity of 48TB per node, and can scale out to 512PB with 2-way or 3-way data redundancy.
SnapServer® Network Attached Storage Solutions
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

•
Rackmount System — The SnapServer® DX Series products are rack-mountable systems intended for the server room or data center. The rackmount systems provide higher performance and capacity than desktop systems, and are designed for data protection and server consolidation. The SnapServer® DX Series products support Dynamic RAID™ and traditional RAID levels 0, 1, 5, 6, and 10. The SnapServer® DX1 is a 1U server that can be configured with up to four SATA II drives, and can scale to 120 terabytes of storage capacity by adding SnapExpansion enclosures. The SnapServer® DX2 is a 2U server that can be configured with up to 12 SATA II drives, and can scale to 288 terabytes of storage capacity by adding up to seven SnapExpansion enclosures.

•
Desktop System — The SnapServer® 210 is designed for easy set up and maintenance and is an ideal solution for branch and remote offices or departments that do not have dedicated IT personnel. These systems provide network accessible storage and cost effective data protection in a compact, portable, desktop storage unit. The SnapServer® 210 is configured with two SATA II drives for up to 4 terabytes of storage capacity and supports RAID levels 0 and 1.

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

•
The NEO® S Series provides affordable tape backup for small and medium businesses. The NEO® S libraries incorporate the latest linear tape-open (“LTO”) technologies, as well as SAS and FC connectivity. The NEO® 100s is a tape drive in a compact, rack-friendly 1u form factor. The NEO® 200s is a 2U tape library that supports up to 24 cartridge slots and two tape drives. The NEO® 400s is a 4U tape library that supports up to 48 cartridge slots and four tape drives.

•
The NEO® E Series provides scalable, high capacity, data-center class tape automation that is ideal for large businesses. The NEO® E systems incorporate the latest LTO technologies as well as redundant robotics, partitioning capability, mail slot access and SCSI, SAS and FC connectivity. The NEO® 2000e is a 5U tape library that supports up to 30 cartridge slots and two tape drives. The NEO® 4000e is a 10U tape library that supports up to 60 cartridge slots and four tape drives. The NEO® 2000e and NEO® 4000e modules can be combined to provide a maximum capacity of up to 240 cartridge slots and 16 tape drives. The NEO® 8000e is a 43U tape library that supports up to 500 cartridge slots and 12 tape drives in a single module, scalable to 1,000 cartridge slots and 24 tape drives.

Customers
Our solution-focused product offerings are designed specifically for SMEs, SMBs, and distributed enterprises. We sell our products through our worldwide distributor and reseller network.

All of our products and services are designed and manufactured to address enterprise customer requirements and reliability standards. The following provides additional detail on our channels:

•
Distribution channel — Our primary distribution partners in North America include Promark Technology, Synnex Corporation, and Ingram Micro Inc. We have approximately 35 distribution partners throughout Europe and Asia. We sell through a two-tier distribution model where distributors sell our products to system integrators, VARs or DMRs, who in turn sell to end users. We support these distribution partners through our dedicated field sales force and field engineers. In fiscal 2013, one distribution partner accounted for more than 10% of net revenue. No distribution partners accounted for more than 10% of net revenue for fiscal 2012.

•
Reseller channel — Our reseller channel includes systems integrators, VARs and DMRs. Our resellers frequently package our products as part of a complete data processing system or with other storage devices to deliver a complete storage subsystem. Our resellers sometimes recommend our products as replacement solutions when backup systems are upgraded or bundle our products with storage management software specific to the end user's system. We support the reseller channel through our dedicated field sales representatives, field engineers and technical support organizations.

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
The following table sets forth foreign revenue by geographic area (in thousands):

	2013	2012
Foreign revenue:
France	$5,746	$7,458
Netherlands	2,463	4,867
United Kingdom	3,308	4,201
Germany	3,598	3,741
Europe (other than UK, France, Germany and Netherlands)	3,476	3,636
Singapore	1,535	2,074
Other foreign countries	4,859	6,111
	$24,985	$32,088

Foreign revenue as a percentage of net revenue	52.0%	53.8%

We provide a full range of marketing materials for our branded products, including training videos, webinars, product specific literature and application notes. We also offer lead generation opportunities and market development funds to key channel partners. Our sales management and field engineering personnel provide support to channel partners and visit potential customer sites to demonstrate the technical advantages of our products. We maintain press relations in the United States and Europe, and we participate in national and regional trade shows worldwide.
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
The following details the warranties we currently offer on our major products:

•	three-year advance replacement OverlandCare™ Level 1 limited warranty on our REO SERIES® and SnapSAN™ products;

•	three-year advance replacement OverlandCare™ Level 1 limited warranty on our SnapServer® NAS products;

•	one-year on-site by next business day service OverlandCare™ Level 2 limited warranty on our SnapScale™ NAS products;

•	one-year advance replacement OverlandCare™ Level 1 limited warranty on our NEO® 100s, NEO® 200s, NEO® 400s and NEO® 2000e products; and

•	one-year on-site by next business day service OverlandCare™ Level 2 limited warranty on our NEO® 4000e and NEO® 8000e products.
Research and Development
We incurred research and development costs of $6.5 million and $8.1 million in fiscal 2013 and 2012, representing 13.6% and 13.7% of net revenue, respectively. In fiscal 2013, we continued to augment our product lines by expanding our hardware platforms and feature enhancements to our software. Noteworthy product releases for fiscal 2013 included the SnapSAN™ S3000, SnapSAN™ S5000, and SnapScale X2™. Our plans for fiscal 2014 include enhancements across all of our product lines. Particular areas of focus are the introduction of the next generation Scale-out NAS products, cloud capabilities and enterprise storage software.
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

Backlog
We manufacture our products based on a combination of our forecast of customer demand and specific order requirements. Orders are generally placed by customers on an as-needed basis. A substantial portion of our products are sold on the basis of standard purchase orders that are cancelable prior to shipment without penalty. We ship most of the backlog that we accumulate during any particular fiscal quarter in the same quarter in which the backlog initially occurs. Therefore, our backlog generally grows during each fiscal quarter and shrinks during the latter part of the quarter to reach its lowest levels at the end of that same quarter, by which time shipments have occurred. As a result, our backlog as of the end of any fiscal quarter is not expected to be material and is not a predictor of future sales.
Competition
The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, research and development and marketing resources. In the tape automation market, we believe our primary competitors are Dell Inc. (“Dell”), Hewlett-Packard Company (“HP”), Spectra Logic and Quantum Corporation. Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high.
Our primary disk-based platform competitors are EMC Corporation (both branded EMC and Iomega division), NetGear, Inc., NetApp, Inc., HP, International Business Machines Corporation (“IBM”), and Dell. Key competitive factors in these markets include performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements and total value of ownership. Barriers to entry for disk-based backup products are low.
The markets for all of our products are characterized by significant price competition and we anticipate that our products will continue to face price pressure.
Proprietary Rights
General — We presently hold 36 United States patents and we have 19 United States patents pending. In general, these patents have a 20-year term from the first effective filing date for each patent. The patents that are material to our business will begin to expire in November 2015. We also hold a number of foreign patents and patent applications for certain of our products and technologies. These rights, however, may not prevent competitors from developing products substantially equivalent or superior to our products. In addition, our present and future patents may be challenged, invalidated or circumvented, reducing or eliminating our proprietary protection. We continue to be diligent about maintaining our patent portfolio and monitoring potential infringement of our patents.
Employees
As of June 30, 2013, we had 176 full-time employees and 2 part-time employees, including 75 in sales and marketing, 28 in research and development, 50 in manufacturing and operations and 25 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the employees and we believe that our relationship with our employees is good.
Financial Information about Segments and Geographic Areas
We operate our business in one reportable segment. For information about our net revenue by product, and net revenue and long-lived assets broken down by geographic area, see Note 1 to our consolidated financial statements and refer to “Information about Products and Services” and “Information about Geographic Areas”.

Recent Developments

•
In July 2013, we entered into a supply agreement, and a technology license agreement, with Sphere 3D Corporation (“Sphere 3D”). As consideration for the transactions contemplated by the technology license agreement, we paid Sphere 3D $250,000 in cash and issued Sphere 3D 213,220 shares of our common stock with a value at the time of issuance of approximately $250,000. In July 2013, as partial payment under the supply agreement, Sphere 3D issued 769,231 common shares to us at $0.65 CAD, or approximately $0.63, with a value as of the date of issuance equal to approximately $0.5 million. In connection with this transaction, Eric Kelly, our President and Chief Executive Officer, was appointed the chairman of the board of directors of Sphere 3D. Mr. Kelly was also awarded an option to purchase up to 850,000 shares of common stock of Sphere 3D with an exercise price of $0.65 CAD, or approximately $0.63, which we believe represents approximately 5% of Sphere 3Ds outstanding shares.

•
In August 2013, we amended our Silicon Valley Bank credit facility to, among other things, extend the maturity date to August 7, 2015 and add a separate credit line of $750,000 for letters of credit, foreign exchange contracts and cash management, which is in addition to the existing $8.0 million revolving line of credit.

•	In September 2013, we announced that Lisa Loe joined us as Vice President of Worldwide Sales.

•
In September 2013, we released our SnapScale X4, a clustered NAS solution that is designed to provide a high-density solution to more efficiently manage growing amounts of unstructured data. The SnapScale X4 unifies NAS and iSCSI storage volumes under one global namespace helping enterprises strike the balance between storage capacity and return on investment, while still maintaining the ability to expand.

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
We may not have sufficient funds to repay our convertible notes when due and the conversion of the notes or additional payments of interest on the notes in shares may cause dilution to our existing shareholders.
In February 2013, we sold convertible notes in an aggregate original principal amount of $13.25 million to investors in a private placement and the notes are scheduled to mature in February 2017. In the event we are unable to repay the notes when due or extend the notes, we may be unable to continue our business operations. If we are unable to repay the notes when required, the note holders could commence legal action against us to recover the amounts due. Additionally, the notes are convertible into 10,192,304 shares of common stock at an initial conversion price of $1.30 per share and automatically convert into shares of common stock upon the occurrence of certain events. The notes provide that we may pay interest on the notes in cash or in shares of common stock at our option and at any time certain note holders collectively hold 20% or more of the then-outstanding common stock, those holders will have the option to determine whether the applicable interest payment payable to such holders is payable in cash or shares of common stock. In June 2013, we elected to pay interest on the notes in shares of common stock, which also resulted in a downward adjustment to the exercise price of certain of our outstanding warrants and an increase in the number of shares issuable upon exercise of such warrants. As a result, we will receive less proceeds from the exercise of those warrants, if any. The conversion of the notes or the additional issuance of shares of common stock as payment of interest on the notes could cause substantial dilution to our shareholders.
We have a history of net losses. We expect to continue to incur net losses for some time and we may not achieve or maintain profitability.
We have incurred significant operating losses in our last eight fiscal years and we anticipate continued losses during fiscal 2014. As of June 30, 2013, we had an accumulated deficit of $132.4 million. To return to profitability we will need to maintain or increase revenue, increase gross profit margins and improve our operating model. We may also need to implement additional cost reduction efforts across our operations as discussed below.
Our financial condition and the “going concern” opinion from our independent registered public accounting firm may negatively impact our business.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2013 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Such report, and our financial condition and history of net losses, could cause current or potential customers to defer new orders with us or to select other suppliers, and may cause suppliers to require terms that are unfavorable to us.

Our business may be harmed if growth in the storage market declines.
Our industry has experienced significant historical growth due to the continuing increase in the demand for storage by consumers, enterprises and government bodies around the world, and our customers' purchases of storage solutions to address this demand. While information technology (“IT”) spending has fluctuated periodically due to technology transitions and changing economic and business environments, overall growth in demand for storage has continued. Recent technology trends, such as the emergence of hosted (or “cloud”) storage, software as a service (“SaaS”) and mobile data access are driving significant changes in storage architectures and solution requirements. The impact of these trends on overall long-term growth patterns is uncertain. Nevertheless, if the general level of historic industry growth, or if the growth of the specific markets in which we compete, were to decline, our business and results of operations could suffer.
We may need to implement additional cost reduction efforts across our operations.
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
We sell all of our branded products through our network of distributors, VARs and DMRs, who in turn sell our products to end users. In fiscal 2013, we had one distributor that accounted for more than 10% of our sales. In fiscal 2012, we had no distributors that accounted for more than 10% of our sales. The long-term success of any of our distributors or resellers is difficult to predict, and we have no purchase commitments or long-term orders from any of them to assure us of any baseline sales through these channels. Most of our distributors and resellers also carry competing product lines that they may promote over our products. A distributor or reseller might not continue to purchase our products or market them effectively, and each determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Our operating results could be adversely affected by a number of factors, including, but not limited to:

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
The worldwide storage market is intensely competitive. A number of manufacturers of tape- and disk-based storage solutions compete for a limited number of customers. In addition, barriers to entry are relatively low in these markets. Some of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products. Ongoing pricing pressure could result in significant price erosion, reduced profit margins and loss of market share, any of which could have a material adverse effect on our business, results of operations, financial position and liquidity.
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
Our management team continually reviews and evaluates our product portfolio, operating structure and markets to assess the future viability of our existing products and market positions. We may determine that the infrastructure and expenses necessary to sustain an existing product offering are greater than the potential contribution margin that we would realize. As a result, we may determine that it is in our best interest to exit or divest one or more existing product offerings, which could result in costs incurred for exit or disposal activities and/or impairments of long-lived assets. Moreover, if we do not identify other opportunities to replace discontinued products or operations, our revenues would decline, which could lead to further net losses and adversely impact the market price of our common stock.
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
In November 2011, we entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which we released all claims we had against IBM and Dell in connection with the patent infringement lawsuits we had filed in the United States District Court for the Southern District of California and at the ITC against BDT AG and certain of its affiliates, IBM and Dell. However, our infringement case against BDT AG and its affiliates continued. In June 2012, the Chief Administrative Law Judge of the ITC issued a public notice of the Initial Determination affirming that both of our asserted patents are valid, but that BDT did not violate Section 337 of the Tariff Act of 1930. In July 2012, the ITC released the public version of the Initial Determination, which found that the six asserted claims of U.S. Patent No. 6,328,766 were valid. The Initial Determination found no infringement of U.S. Patent No. 6,353,581, but concluded the asserted claims of the patent were valid.
In November 2012, the full Commission issued an opinion that did not revisit the Chief Administrative Law Judge's conclusion that BDT's customers directly infringe every asserted claim of U.S. Patent No. 6,328,766, and affirmed the validity of the asserted claims of U.S. Patent No. 6,353,581. The Commission remanded certain aspects of the Chief Administrative Law Judge's validity findings for U.S. Patent No. 6,328,766. In March 2013, the Chief Administrative Law Judge of the ITC issued a public notice of the Remand Initial Determination. The Remand Initial Determination held that there is no infringement of certain claims of U.S. Patent No. 6,353,581, and that the six asserted claims of U.S. Patent No. 6,328,766 are invalid as anticipated. In May 2013, the ITC granted in part our request to review the Remand Initial Determination, and reviewed the findings that BDT's FlexStor II® product line does not infringe one claim of U.S. Patent No. 6,353,581, and that the asserted claims of U.S. Patent No. 6,328,766 are invalid as anticipated. See “Item 3. Legal Proceedings” for additional information on the patent litigation lawsuits.
In June 2012, we filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. In February 2013, we filed a joint motion to dismiss our case against one of the seven companies. See “Item 3. Legal Proceedings” for additional information on these patent litigation lawsuits.
In August 2012, Quantum Corporation (“Quantum”) filed counterclaims against us in the United States District Court for the Southern District of California action, alleging trademark infringement and unfair competition claims, and infringement of U.S. Patent Nos. 5,491,812, 6,542,787, 6,498,771 and 5,925,119 by our products. In April 2013, Quantum filed a complaint against us in the United States District Court for the Southern District of California alleging infringement of U.S. Patent No. 7,263,596 by our products. Quantum is seeking monetary damages from us and injunctive relief.
In May 2013, Safe Storage LLC (“Safe Storage”), a Delaware limited liability company, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,978,346 by our products. Safe Storage is seeking monetary damages from us and injunctive relief.
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
We are in the process of replacing our enterprise resource planning (“ERP”) system. This will be expensive and may be disruptive to our business.
Our ERP system is 16 years old, and we are in the process of replacing it. Transitioning to a new ERP system will be expensive and time consuming, and our business and results of operations may be materially and adversely affected if problems occur during the transition. In addition, we have modified our current ERP system significantly during its term of use and it is possible that we will experience a significant system failure before we replace it. Any such failure may materially and adversely affect our business, liquidity, results of operations and financial position.

Our international operations are important to our business and involve unique risks.
Sales to customers outside of the United States represent a significant portion of our total sales and we expect them to continue to do so. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations outside the United States, including impacts from the global macroeconomic environment and continuing challenges in Europe, any or all of which could have a material adverse effect on our operating results and financial condition, including, but not limited to, the following:

•
the worldwide impact of the recent global economic downturn and related market uncertainty, including the ongoing European economic and financial turmoil related to sovereign debt issues in certain countries;

•	the imposition of governmental controls mandating compliance with various foreign and U.S. export laws;

•	currency exchange fluctuations;

•	weak economic conditions in foreign markets;

•	political or social unrest;

•	economic instability or weakness in a specific country or region;

•	environmental and trade protection measures and other legal and regulatory requirements;

•	health or similar issues, such as pandemic or epidemic or natural disasters;

•	trade restrictions, tariffs and taxes;

•	longer payment cycles typically associated with international sales; and

•	difficulties in staffing and managing international operations.
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
On January 2, 2013, we received a notice from The NASDAQ Stock Market LLC stating that for the last 30 consecutive business days our common stock had not maintained a minimum market value of listed securities, or MVLS, of $35 million as required for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(b)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(C), we had 180 calendar days, or until July 1, 2013, to regain compliance with the MVLS requirement. On July 2, 2013, we received the expected written notification from The NASDAQ Stock Market LLC of the Staff's decision to delist our securities from the NASDAQ Capital Market as a result of our failure to comply with the minimum MVLS requirement. To regain compliance with such rule, the MVLS (which is determined based on the closing bid price of our common stock on the NASDAQ Capital Market) would have had to have been at least $35 million for ten consecutive trading days during the period from January 2, 2013 through July 1, 2013. Based on the number of shares of common stock outstanding as of June 27, 2013, the MVLS would have exceeded $35 million if such closing bid price was at least $1.17 per share for the ten trading day period referred to above. We timely requested an appeal before the NASDAQ Listing Qualifications Panel, or the Panel, to seek continued listing pending our return to compliance with the minimum MVLS requirement under NASDAQ Listing Rule 5550(b)(2) and the delisting was stayed pending a decision by the Panel. The hearing was held on August 8, 2013. On September 17, 2013, the Panel granted our request to continue the listing of our common stock on the NASDAQ Capital Market, subject to our regaining compliance with minimum MLVS requirement and our demonstrating compliance with all other requirements for continued listing by December 30, 2013, and our complying with certain other requirements. There can be no assurance that we will satisfy these conditions and that our common stock will remain listed on the NASDAQ Capital Market.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions will cause us to incur costs to certify that our supply chain is conflict free and we may face difficulties if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source these minerals and metals may also be adversely impacted. In addition, our customers may require that we provide them with a certification and our inability to do so may disqualify us as a supplier.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
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
In August 2010, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc. and BDT-Solutions GmbH. In October 2010, we filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; IBM; and Dell. Also in October 2010, we filed a complaint for patent infringement with the United States International Trade Commission (“ITC”) against the same defendants. Both lawsuits claim infringement of two of our U.S. Patents, Nos. 6,328,766 and 6,353,581. The complaints broadly claimed infringement by BDT's products, and they specifically identify BDT's FlexStor II® product line as infringing our patents. The complaints also claimed infringement by IBM and Dell Inc. products that are manufactured by BDT based on the FlexStor II®. The Southern District of California case has been stayed to allow the ITC case to move forward first. The ITC instituted the case on November 18, 2010 (Investigation No. 337-TA-746). The trial for such case began on August 29, 2011 and ended on September 7, 2011.
In November 2011, we entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which we released all claims we had against IBM and Dell in connection with the patent infringement lawsuits we had filed in the United States District Court for the Southern District of California and at the ITC against BDT AG and certain of its affiliates, IBM and Dell. However, our infringement case against BDT AG and its affiliates continued. In June 2012, the Chief Administrative Law Judge of the ITC issued a public notice of the Initial Determination affirming that both of our asserted patents are valid, but that BDT did not violate Section 337 of the Tariff Act of 1930. In July 2012, the ITC released the public version of the Initial Determination, which found that the six asserted claims of U.S. Patent No. 6,328,766 were valid and found no infringement of U.S. Patent No. 6,353,581, but concluded the asserted claims of this patent were valid. In November 2012, the full Commission issued an opinion that did not revisit the Chief Administrative Law Judge's conclusion that BDT's customers directly infringe every asserted claim of U.S. Patent No. 6,328,766, and affirmed the validity of the asserted claims of U.S. Patent No. 6,353,581. The Commission remanded certain aspects of the Chief Administrative Law Judge's validity findings for U.S. Patent No. 6,328,766. In December 2012, the Commission granted us a petition for reconsideration and further remanded the determination of whether BDT directly or indirectly infringes certain claims of U.S. Patent No. 6,353,581 to the Chief Administrative Law Judge. In March 2013, the Chief Administrative Law Judge of the ITC issued a public notice of the Remand Initial Determination. The Remand Initial Determination held that there is no infringement of certain claims of U.S. Patent No. 6,353,581, and that the six asserted claims of U.S. Patent No. 6,328,766 are invalid as anticipated. In April 2013, the ITC released a public version of the Remand Initial Determination. In May 2013, the ITC granted in part our request to review the Remand Initial Determination, and reviewed the findings that BDT's FlexStor II® product line does not infringe one claim of U.S. Patent No. 6,353,581, and that the asserted claims of U.S. Patent No. 6,328,766 are invalid as anticipated. In May 2013, the ITC issued a Notice of Decision that upheld the findings of the Remand Initial Determination and terminated the investigation. In June 2013, the ITC issued a public version of the Commission Opinion on Remand.
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

In August 2012, Quantum Corporation (“Quantum”) filed counterclaims against us in the United States District Court for the Southern District of California action, alleging trademark infringement and unfair competition claims, and infringement of U.S. Patent Nos. 5,491,812; 6,542,787; 6,498,771; and 5,925,119 by our products. In April 2013, Quantum filed a complaint against us in the United States District Court for the Southern District of California alleging infringement of U.S. Patent No. 7,263,596 by our products. Quantum is seeking monetary damages from us and injunctive relief.
In May 2013, Safe Storage LLC (“Safe Storage”), a Delaware limited liability company, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,978,346 by our products. Safe Storage is seeking monetary damages from us and injunctive relief.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the NASDAQ Capital Market under the symbol “OVRL.” As of September 6, 2013, there were approximately 55 shareholders of record. On September 6, 2013, the closing sales price of our common stock was $1.10 per share.
The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Capital Market for the periods indicated:

	Sale Prices
	High	Low
Fiscal Year 2013:
Fourth quarter	$1.34	$0.98
Third quarter	$1.33	$0.91
Second quarter	$1.76	$0.91
First quarter	$2.32	$1.60
Fiscal Year 2012:
Fourth quarter	$2.39	$1.18
Third quarter	$2.80	$1.91
Second quarter	$2.60	$2.04
First quarter	$3.24	$2.00
Dividends
We have not paid any cash dividends on our common stock for our two most recent fiscal years and do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
On June 28, 2013, we issued an aggregate of 348,490 shares of common stock to the holders of our outstanding convertible notes as payment of interest on such notes. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.
On July 12, 2013, we issued 213,220 shares of common stock to Sphere 3D Corporation. We issued these shares as partial consideration for the transactions contemplated by the Technology License Agreement, dated as of July 12, 2013, by and between us and Sphere 3D Corporation. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, as sales of securities not involving any public offering. See Item 13, “Certain Relationships and Related Transactions, and Director Independence - Certain Transactions with Related Persons” for additional information about this transaction.

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
See “Part I, Item 1. Business” of this report for more information about our business, products and operations.
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
We reported net revenue of $48.0 million for fiscal 2013, compared with $59.6 million for fiscal 2012. The decline in net revenue resulted in a net loss of $19.6 million, or $0.68 per share, for fiscal 2013 compared with a net loss of $16.2 million, or $0.66 per share, for fiscal 2012.
Intellectual property rights. In August and October 2010, we filed patent infringement lawsuits in the United States District Court for the Southern District of California and United States International Trade Commission (“ITC”), respectively, against various parties. Both lawsuits claim infringement of two of our U.S. Patents, Nos. 6,328,766 and 6,353,581.
In November 2011, we entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which we released all claims we had against IBM and Dell in the United States District Court for the Southern District of California and at the ITC. However, our infringement case against BDT AG and its affiliates continues.
In July 2012, the ITC released the public version of the Initial Determination, which found that the six asserted claims of U.S. Patent No. 6,328,766 were valid and found no infringement of U.S. Patent No. 6,353,581, but concluded the asserted claims of this patent were valid. In November 2012, the full Commission issued an opinion that did not revisit the Chief Administrative Law Judge's conclusion that BDT's customers directly infringe every asserted claim of U.S. Patent No. 6,328,766, and affirmed the validity of the asserted claims of U.S. Patent No. 6,353,581. The Commission remanded certain aspects of the Chief Administrative Law Judge's validity findings for U.S. Patent No. 6,328,766. In December 2012, the Commission granted us a petition for reconsideration and further remanded the determination of whether BDT directly or indirectly infringes certain claims of U.S. Patent No. 6,353,581 to the Chief Administrative Law Judge. In March 2013, the Chief Administrative Law Judge of the ITC issued a public notice of the Remand Initial Determination. The Remand Initial Determination held that there is no infringement of certain claims of U.S. Patent No. 6,353,581, and that the six asserted claims of U.S. Patent No. 6,328,766 are invalid as anticipated. In April 2013, the ITC issued a public notice of the Remand Initial Determination. In May 2013, the ITC granted in part our request to review the Remand Initial Determination, and reviewed the findings that BDT's FlexStor II® product line does not infringe one claim of U.S. Patent No. 6,353,581, and that the asserted claims of U.S. Patent No. 6,328,766 are invalid as anticipated. See “Item 3. Legal Proceedings” for additional information on the patent litigation lawsuits.
In June 2012, we filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. In February 2013, we filed a joint motion to dismiss our case against one of the seven companies without prejudice. See “Item 3. Legal Proceedings” for additional information on these patent litigation lawsuits.

In August 2012, Quantum Corporation (“Quantum”) filed counterclaims against us in the United States District Court for the Southern District of California action, alleging trademark infringement and unfair competition claims, and infringement of U.S. Patent Nos. 5,491,812, 6,542,787, 6,498,771 and 5,925,119 by our products. In April 2013, Quantum filed a complaint against us in the United States District Court for the Southern District of California alleging infringement of U.S. Patent No. 7,263,596 by our products. Quantum is seeking monetary damages from us and injunctive relief.
In May 2013, Safe Storage LLC (“Safe Storage”), a Delaware limited liability company, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,978,346 by our products. Safe Storage is seeking monetary damages from us and injunctive relief.
Liquidity and capital resources. At June 30, 2013, we had a cash balance of $8.8 million, compared to $10.5 million at June 30, 2012. In fiscal 2013, we incurred a net loss of $19.6 million. During the third quarter of fiscal 2013, we completed a private placement of $13.25 million in convertible notes (the “Notes”), for net proceeds of approximately $13.0 million. The Notes are scheduled to mature in February 2017 and bear interest at a rate of 8% per annum payable semi-annually. The Notes are convertible into shares of common stock at an initial conversion price of $1.30 per share. At June 30, 2013, we had a balance of $13.25 million recorded as long-term debt. In addition, during the third quarter of fiscal 2013, in a private placement transaction, we sold an aggregate of 1,020,409 shares of our common stock for gross proceeds of $1.0 million, and net proceeds of approximately $0.9 million. In August 2011, we entered into a credit facility that provides for an $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At June 30, 2013, we had a balance of $3.5 million recorded as long-term debt, and a remaining external borrowing capacity of $3.1 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during fiscal 2014 as we continue to reshape our business model and further improve operational efficiencies.
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
As of June 30, 2013, we had working capital of $6.7 million, reflecting decreases in current assets and current liabilities of $6.4 million and $5.7 million, respectively, during fiscal 2013. The decrease in current assets is primarily attributable to (i) a $2.5 million decrease in accounts receivable due to lower sales volumes primarily in our tape-based and disk-based products sold in the Americas region, and disk-based products sold in Europe, the Middle East and Africa (“EMEA”), (ii) a $1.9 million decrease in other current assets primarily due to a decrease in deferred costs for service contracts, (iii) a $1.7 million decrease in cash, and (iv) a $0.3 million decrease in inventory. The decrease in current liabilities is primarily attributable to (i) a $4.4 million decrease in accounts payable and accrued liabilities related to operating activities, (ii) a $0.9 million decrease in our stock appreciation rights' valuation liability, and (iii) a $0.4 million decrease in accrued warranty obligations.

Recent Developments

•
In July 2013, we entered into a supply agreement, and a technology license agreement, with Sphere 3D Corporation (“Sphere 3D”). As consideration for the transactions contemplated by the technology license agreement, we paid Sphere 3D $250,000 in cash and issued Sphere 3D 213,220 shares of our common stock with a value at the time of issuance of approximately $250,000. In July 2013, as partial payment under the supply agreement, Sphere 3D issued 769,231 common shares to us at $0.65 CAD, or approximately $0.63, with a value as of the date of issuance equal to approximately $0.5 million. In connection with this transaction, Eric Kelly, our President and Chief Executive Officer, was appointed the chairman of the board of directors of Sphere 3D. Mr. Kelly was also awarded an option to purchase up to 850,000 shares of common stock of Sphere 3D with an exercise price of $0.65 CAD, or approximately $0.63, which we believe represents approximately 5% of Sphere 3Ds outstanding shares.

•
In August 2013, we amended our Silicon Valley Bank credit facility to, among other things, extend the maturity date to August 7, 2015 and add a separate credit line of $750,000 for letters of credit, foreign exchange contracts and cash management, which is in addition to the existing $8.0 million revolving line of credit.

•	In September 2013, we announced that Lisa Loe joined us as Vice President of Worldwide Sales.

•
In September 2013, we released our SnapScale X4, a clustered NAS solution that is designed to provide a high-density solution to more efficiently manage growing amounts of unstructured data. The SnapScale X4 unifies NAS and iSCSI storage volumes under one global namespace helping enterprises strike the balance between storage capacity and return on investment, while still maintaining the ability to expand.

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
Share-based Compensation
Share-based compensation expense can be significant to our results of operations, even though no cash is used for such expense. In determining period expense associated with unvested options, we estimate the fair value of each option at the date of grant. We use the Black-Scholes option pricing model to determine the fair value of the award. This model requires the input of highly subjective assumptions, including the expected volatility of our stock and the expected term the average employee will hold the option prior to the date of exercise. In addition, we estimate pre-vesting forfeitures for share-based awards that are not expected to vest. We primarily use historical data to determine the inputs and assumptions to be used in the Black-Scholes pricing model. Changes in these inputs and assumptions could occur and could affect the measure of estimated fair value and make it difficult to compare the results in future periods to our current results.
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
Warrants
We have warrants to purchase common stock that are issued and outstanding and have been classified as equity in accordance with applicable accounting standards. The terms of these warrants, in particular their anti-dilution provisions, are evaluated on an on-going basis to determine whether equity classification remains appropriate. If these warrants were classified as a liability obligation, then the warrants would be adjusted to fair value at each reporting period with the fair market value adjustments being recorded to earnings.

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Fiscal Year
	2013	2012
Net revenue	100.0%	100.0%
Cost of revenue	65.0	67.9
Gross profit	35.0	32.1
Operating expenses:
Sales and marketing	36.6	27.1
Research and development	13.6	13.7
General and administrative	24.1	19.9
	74.3	60.7
Loss from operations	(39.3)	(28.6)
Other income (expense), net	(1.2)	1.5
Loss before income taxes	(40.5)	(27.1)
Provision for income taxes	0.3	0.1
Net loss	(40.8)%	(27.2)%

A summary of the sales mix by product follows:

	Fiscal Year
	2013	2012
Tape-based products:
NEO Series®	32.1%	31.4%
Disk-based products:
REO Series®	1.3	1.8
SnapServer®	18.7	16.7
	20.0	18.5
Service	39.9	40.7
Spare parts and other	8.0	9.4
	100.0%	100.0%
Fiscal 2013 compared with Fiscal 2012
Net Revenue. Net revenue decreased to $48.0 million during fiscal 2013 from $59.6 million during fiscal 2012, a decrease of $11.6 million, or 19.5%. The decline was due to lower revenue from our branded products primarily as a result of decreased sales volumes in our taped-based and disk-based products sold in the Americas and EMEA, and decreased service revenue primarily from our sole OEM customer. In fiscal 2013, net revenue from our sole OEM customer decreased by 42.0% compared to fiscal 2012. OEM net revenue, which is primarily made up of service revenue, accounted for 12.2% and 17.0% of net revenues in fiscal 2013 and 2012, respectively.

Product Revenue
Net product revenue decreased to $28.8 million during fiscal 2013 from $35.3 million during fiscal 2012. The decrease of approximately $6.5 million, or 18.4%, was primarily associated with (i) $3.3 million decrease in sales of our NEO® products primarily related to a decrease in sales of our add-on drives, (ii) $1.7 million decrease in sales of spare parts related to our branded products and our OEM customer, (iii) $0.9 million decrease in sales of our SnapServer® products resulting primarily from the end of life of historical SnapServer® products such as the SnapServer® 410, and (iv) $0.5 million decrease in sales of our REO® products.
Service Revenue
Net service revenue decreased to $19.2 million during fiscal 2013 from $24.3 million during fiscal 2012. The decrease of approximately $5.1 million, or 21.0%, was primarily due to decreased service revenue from our sole OEM customer. In addition, there was a decrease in our extended service contracts primarily related to lower tape-based product sales. As a percentage of total revenue, service revenue remained relatively constant at 39.9% for fiscal 2013 compared to 40.7% for fiscal 2012.
Gross Profit. Overall gross profit decreased to $16.8 million during fiscal 2013 compared to $19.2 million during fiscal 2012. Gross margin increased to 35.0% during fiscal 2013 from 32.1% during fiscal 2012.
Product Revenue
Gross profit on product revenue during fiscal 2013 was $3.9 million compared to $5.1 million during fiscal 2012. The decrease of $1.2 million, or 23.5%, was primarily due to the 18.4% decrease in net product revenue related to decreased sales volumes of both tape-based and disk-based products. Gross margin on product revenue at 13.5% for fiscal 2013 decreased from 14.3% for fiscal 2012.
Service Revenue
Gross profit on service revenue during fiscal 2013 was $12.9 million compared to $14.1 million during fiscal 2012. The decrease of $1.2 million, or 8.5%, was primarily due to decreased service revenue from our sole OEM customer, and a decrease in extended service contracts due to a decrease in product sales. Gross margin on service revenue at 67.3% for fiscal 2013 increased from 58.2% for fiscal 2012. This increase was primarily the result of ongoing cost reductions related to service contracts as part of our strategy to improve operational efficiencies.
Sales and Marketing Expense. Sales and marketing expense in fiscal 2013 increased to $17.6 million from $16.2 million during fiscal 2012. The increase of $1.4 million, or 8.6%, was primarily a result of an increase of $1.3 million in employee and related expenses associated with an increase in our average headcount, and an increase of $0.2 million in share-based compensation expense. These increases were offset by a decrease of $0.2 million in public relations and advertising expense, including contractor fees.
Research and Development Expense. Research and development expense in fiscal 2013 decreased to $6.5 million from $8.1 million during fiscal 2012. The decrease of $1.6 million, or 19.8%, was primarily a result of (i) a decrease of $0.7 million in development expense as a result of a lower level of new product development, (ii) a decrease of $0.7 million in employee and related expenses associated with a decrease in our average headcount, and (iii) a decrease of $0.2 million in share-based compensation expense.
General and Administrative Expense. General and administrative expense in fiscal 2013 decreased to $11.6 million from $11.8 million during fiscal 2012. The decrease of $0.2 million, or 1.7%, was primarily a result of a decrease of $0.5 million in employee related expenses associated with a decrease in our average headcount, and a decrease of $0.3 million in share-based compensation expense. These decreases were offset by an increase of $0.3 million in outside contractor expense, primarily related to financial and accounting services, and $0.2 million in other asset write-offs.
Interest Income. We generated minimal interest income during fiscal 2013 compared with $0.4 million in fiscal 2012 related to the recovery of accounts receivable in our foreign subsidiaries previously written off in fiscal 2003.

Interest Expense. We incurred interest expense of $0.6 million and $0.1 million during fiscal 2013 and 2012, respectively. The increase was primarily related to interest expense for the convertible notes we sold in February 2013.
Other Income (Expense), Net. During fiscal 2013, we incurred minimal other income (expense), net, compared with $0.7 million of income during fiscal 2012. The change of $0.7 million was primarily due to the receipt of $0.5 million in fiscal 2012 related to the recovery of accounts receivable in our foreign subsidiaries previously written off in 2003. In addition, we realized $19,000 in foreign currency losses in fiscal 2013, compared to $173,000 in realized foreign currency gains in fiscal 2012.
Provision for Income Taxes. During fiscal 2013, we recognized income tax expense of $0.2 million compared to $0.1 million in fiscal 2012.
Liquidity and Capital Resources
At June 30, 2013, we had a cash balance of $8.8 million, compared to $10.5 million at June 30, 2012. In fiscal 2013, we incurred a net loss of $19.6 million. During the third quarter of fiscal 2013, we completed a private placement of $13.25 million in convertible notes, for net proceeds of approximately $13.0 million. The Notes are scheduled to mature in February 2017 and bear interest at a rate of 8% per annum payable semi-annually. The Notes are convertible into shares of common stock at an initial conversion price of $1.30 per share. At June 30, 2013, we had a balance of $13.25 million recorded as long-term debt. In addition, during the third quarter of fiscal 2013, in a private placement transaction, we sold an aggregate of 1,020,409 shares of our common stock for gross proceeds of $1.0 million, and net proceeds of approximately $0.9 million. In August 2011, we entered into a credit facility that provides for an $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At June 30, 2013, we had a balance of $3.5 million recorded as long-term debt, and a remaining external borrowing capacity of $3.1 million. We expect to incur negative operating cash flows during fiscal 2014 as we continue to reshape our business model and further improve operational efficiencies.
As of June 30, 2013, we had working capital of $6.7 million, reflecting decreases in current assets and current liabilities of $6.4 million and $5.7 million, respectively, during fiscal 2013. The decrease in current assets is primarily attributable to (i) a $2.5 million decrease in accounts receivable due to lower sales volumes primarily in our tape-based and disk-based products sold in the Americas region, and disk-based products sold in EMEA, (ii) a $1.9 million decrease in other current assets primarily due to a decrease in deferred costs for service contracts, (iii) a $1.7 million decrease in cash, and (iv) a $0.3 million decrease in inventory. The decrease in current liabilities is primarily attributable to (i) a $4.4 million decrease in accounts payable and accrued liabilities related to operating activities, (ii) a $0.9 million decrease in our stock appreciation rights' valuation liability, and (iii) a $0.4 million decrease in accrued warranty obligations.
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
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2013 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
During fiscal 2013, we used cash in operating activities of $14.0 million, compared to $8.7 million in fiscal 2012. The use of cash during fiscal 2013 was primarily a result of our net loss of $19.6 million offset by $6.1 million in non-cash items, which were primarily share-based compensation, depreciation and amortization. In addition, we had decreases in accounts receivable and inventory, both due to lower sales, and in other assets due to decreases in deferred costs for service contracts.

We used cash in investing activities of $1.0 million during fiscal 2013, compared to $0.9 million in fiscal 2012. During fiscal 2013 and 2012, capital expenditures totaled $1.0 million and $0.9 million, respectively. In fiscal 2013, such expenditures were associated with machinery and equipment to support new product introductions, as well as computer equipment and software associated with the replacement of our enterprise resource planning system. In fiscal 2012, such expenditures were associated with machinery and equipment to support new product introductions.
We generated cash from our financing activities of $13.3 million during fiscal 2013, compared to $9.9 million during fiscal 2012. During fiscal 2013, we sold convertible notes with an aggregate principal amount of $13.25 million (net proceeds of approximately $13.0 million), we sold an aggregate of 1,020,409 shares of our common stock for gross proceeds of $1.0 million (net proceeds of approximately $0.9 million), and we received $0.2 million from the exercise of stock options, offset by $0.8 million paid for taxes for net settlement of restricted stock units. During fiscal 2012, we sold an aggregate of 3,640,000 shares of our common stock for gross proceeds of approximately $7.3 million (net proceeds of approximately $6.6 million), we drew $3.5 million on our credit facility, and we received $0.7 million from the exercise of warrants and stock options, offset by $0.8 million paid for taxes for net settlement of restricted stock units.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or significant guarantees to third parties that are not fully recorded in our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements.
Contractual Obligations
The following schedule summarizes our contractual obligations to make future payments at June 30, 2013 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, including interest(1)	$17,225	$1,060	$2,120	$14,045	$—
Operating lease obligations(2)	4,472	2,282	1,482	651	57
Purchase obligations(3)	3,452	3,208	244	—	—
Total contractual obligations	$25,149	$6,550	$3,846	$14,696	$57
________________

(1)
Long-term debt includes our convertible notes, which automatically convert into shares of common stock on the first trading day following the date that the closing bid price of the common stock exceeds two times the conversion price of $1.30 for ten consecutive trading days. Interest payments have been calculated using the amortization profile of the debt outstanding at June 30, 2013, taking into account the fixed rate paid at our fiscal year end.

(2)	Represents contractual lease obligations under non-cancelable operating leases on our San Diego, California; San Jose, California; Wokingham, England; and Paris, France facilities.

(3)
Represents purchase orders for inventory and non-inventory items entered into prior to June 30, 2013, with purchase dates extending beyond July 1, 2013. Some of these purchase obligations may be canceled.

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
Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations resulted in a loss of $19,000 for fiscal 2013 and a gain of $173,000 for fiscal 2012.

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
Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2013.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
On June 28, 2013, we issued an aggregate of 348,490 shares of common stock to the holders of our outstanding convertible notes as payment of interest on such notes. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.
On July 12, 2013, we issued 213,220 shares of common stock to Sphere 3D Corporation. We issued these shares as partial consideration for the transactions contemplated by the Technology License Agreement, dated as of July 12, 2013, by and between us and Sphere 3D Corporation. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act as sales of securities not involving any public offering. See Item 13, “Certain Relationships and Related Transactions, and Director Independence - Certain Transactions with Related Persons” for additional information about this transaction.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The following table sets forth the name, age, and position of our directors. The table also sets forth the year in which each director was first elected to the Board. Directors are elected each year, and all directors serve one-year terms. As of September 6, 2013, directors are as follows:

Name of Director Nominee	Age	Director Since	Position	Committee Membership
Robert A. Degan	74	2000	Independent Director	Audit (Chairperson), Compensation and Nominating and Governance
Joseph A. De Perio	35	2011	Independent Director	Audit and Nominating and Governance
Eric L. Kelly	55	2007	President and Chief Executive Officer	None
Vivekanand Mahadevan	60	2012	Independent Director	Audit
Scott McClendon	74	1991	Executive Chairperson of the Board (Independent Director)	Compensation (Chairperson) and Nominating and Governance (Chairperson)
Each of the above-listed committee members served in such capacities for all of fiscal 2013 except for:

•
Mr. De Perio, who was appointed to the Audit Committee in August 2012. He was also appointed to the Nominating and Governance Committee in November 2012 when Shmuel Shottan resigned from our Board of Directors and this committee;

•
Mr. McClendon, who was appointed to the Compensation Committee in August 2012 and appointed Chairman of the Compensation Committee in February 2013 when Nora Denzel resigned from our Board of Directors and this committee; and

•	Mr. Mahadevan, who was appointed to the Audit Committee in November 2012 replacing Ms. Denzel on the Audit Committee.
There are no family relationships between any of our directors or executive officers, and there are no arrangements or understandings between any of the directors and any other person pursuant to which such director was or is selected as a director.
We have a standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Robert A. Degan, Joseph A. De Perio, and Vivekanand Mahadevan.
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
Joseph A. De Perio has been a senior member of the portfolio management team of Clinton Group, Inc. (“CGI”) from June 2006 to December 2007, serving as Vice President, Activist Investments and Long/Short Equity and Private Equity, and from October 2010 to the present, serving as Senior Portfolio Manager, Activist Investments and Private Equity. As a senior portfolio manager at CGI, Mr. De Perio is involved in all aspects of portfolio management for the public equity and private equity strategies at CGI, including origination, trading, structuring and research. From December 2007 to September 2010, he was a vice president at Millennium Management, L.L.C., a global investment management firm, executing a public equity strategy. Prior to his work in hedge funds, Mr. De Perio was an associate at Trimaran Capital Partners, a middle-market private equity investment fund, where he originated, executed and monitored leveraged buyout and growth equity investments in the healthcare, technology and consumer industries. Mr. De Perio was also an associate and an analyst in the Mergers and Acquisitions department of CIBC Oppenheimer. Mr. De Perio has served as the Vice Chairman and President of ROI Acquisition Corporation, a company formed for the purpose of acquiring one or more businesses or assets, since its inception in September 2011. Mr. De Perio previously served on the board of directors of Viking Systems, Inc., a developer, manufacturer and marketer of visualization solutions for complex, minimally invasive surgery, from June 2011 until its sale to Conmed Corporation in October 2012. Mr. De Perio's experience in corporate finance, including as an investment analyst and portfolio manager in private equity and public equity, his strong understanding of corporate finance and strategic business planning activities, and his significant experience advising and investing in public companies enables him to provide our Board of Directors with insights as to the perspectives of our institutional shareholder base.
Eric L. Kelly has served as our Chief Executive Officer since January 2009, our President since January 2010 and a member of our Board of Directors since November 2007. In July 2013, Mr. Kelly was appointed to the Board of Directors of Sphere 3D Corporation (“Sphere 3D”) to serve as Chairman of the Board of Directors. Sphere 3D is a Canadian publicly traded company specializing in virtualization technology. From April 2007 to January 2009, Mr. Kelly served as President of Silicon Valley Management Partners Inc., a management consulting and M&A advisory firm, which he co-founded in April 2007. From July 2004 to August 2006, Mr. Kelly was Vice President and General Manager of storage systems solutions at Adaptec, Inc. (“Adaptec”). From August 2002 to July 2004, he served as President and Chief Executive Officer of Snap Appliance, Inc., which was acquired by Adaptec in July 2004. The Snap division of Adaptec was acquired by us in June 2008. From March 2000 to June 2002, Mr. Kelly served as President, Network Systems Division of Maxtor Corporation. From 1980 to 1998, he served in executive or managerial roles with Netpower Incorporated, Diamond Multimedia Systems Incorporated, Conner Peripherals Incorporated, Marq Technologies Incorporated and International Business Machines Corporation (“IBM”). Mr. Kelly's position as our President and Chief Executive Officer provides our Board of Directors with unique insight and direct access to strategic and operational information about us. His significant experience in the storage industry, including his involvement in Snap Appliance, Inc., allows him to draw on experiences and knowledge from across the storage industry and enables him to identify best practices and strategic initiatives for us.

Vivekanand Mahadevan has been a business consultant since March 2012. Mr. Mahadevan was the Chief Strategy Officer for NetApp, Inc., a supplier of enterprise storage and data management software and hardware products and services, from November 2010 until February 2012 and prior to that time served as Vice President of Marketing for LSI Corporation, an electronics company that designs semiconductors and software that accelerate storage and networking, from January 2009 to September 2010. Prior to LSI Corporation, he was Chief Executive Officer for Deeya Energy, Inc., a company that develops and manufactures stationary electrical energy storage solutions, from December 2007 to July 2008. Mr. Mahadevan has also held senior management positions with leading storage and systems management companies including BMC Software, Compaq, Ivita, and Maxxan Systems. Mr. Mahadevan's significant experience at NetApp, Inc. and other technology companies provides our Board of Directors with valuable insight directly related to technology developments in the storage industry. His engineering background and storage experience makes him particularly well suited to understanding our technology and allows him to provide valuable perspective to our Board of Directors on new product initiatives.
Scott McClendon has served as the Executive Chairperson of our Board of Directors since May 2011 and, from March 2001 to May 2011, served as Chairperson of our Board of Directors. From November 2006 to August 2007, Mr. McClendon served as our interim President and Chief Executive Officer and as our President and Chief Executive Officer from October 1991 to March 2001, when he was named Chairperson of our Board of Directors, and continued as an executive officer and employee until June 2001. Mr. McClendon has been a business consultant since June 2001. Mr. McClendon was employed by Hewlett-Packard Company (“HP”) for over 32 years in various positions in engineering, manufacturing, sales and marketing. He last served as the general manager of the San Diego Technical Graphics Division and site manager of HP in San Diego, California. Mr. McClendon is Chairperson and a director of Procera Networks, Inc., a network equipment company. Mr. McClendon's significant experience with HP, his prior tenure as our President and Chief Executive Officer and his current experience as the Executive Chairperson of our Board of Directors and director of Procera Networks, Inc. provide him with a unique set of managerial, operational and strategic skills, which provides our Board of Directors insights into our challenges, opportunities and operations.
Executive Officers of the Registrant
The executive officers, their ages, positions held and biographical information as of September 6, 2013, are as follows:

Name	Age	Position Held
Eric L. Kelly	55	President and Chief Executive Officer
Kurt L. Kalbfleisch	47	Senior Vice President, Chief Financial Officer and Secretary
Eric L. Kelly is our President and Chief Executive Officer and a director. See the description of his business experience above under Biographical Information of Directors.
Kurt L. Kalbfleisch has 19 years of service with Overland Storage and has served as our Senior Vice President since June 2012, Chief Financial Officer since February 2008, and Secretary since October 2009. He served as our Vice President of Finance from July 2007 to June 2012. He served as our Interim Chief Financial Officer from August 2007 to February 2008.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on copies of these reports provided to us and written representations from our officers and directors that no other reports were required, we believe that these persons met all of the applicable Section 16(a) filing requirements during fiscal 2013.

Code of Business Conduct and Ethics
We have adopted the Overland Storage, Inc. Code of Business Conduct and Ethics, which applies to our directors, executive officers and employees. A copy of the Code of Business Conduct and Ethics is publicly available on our website at www.overlandstorage.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code applying to our principal executive officer or our principal financial or accounting officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Item 11.	Executive Compensation.
Summary Compensation Table for Fiscal Year 2013
The following table summarizes the total compensation earned by our principal executive officer and our two other most highly compensated executive officers (referred to as our “named executive officers”) for the Company's 2013 and 2012 fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)		Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(2)	Total ($)(4)
Eric L. Kelly	2013	400,000		100,000	7,718	507,718
President and Chief Executive Officer	2012	400,000		180,000	16,260	596,260
Kurt L. Kalbfleisch	2013	266,000		50,000	33,924	349,924
Senior Vice President, Chief Financial Officer and Secretary	2012	266,000		73,250	25,306	364,556
Jillian Mansolf	2013	326,500	(3)	—	34,277	360,777
Senior Vice President of Global Sales and Marketing (5)	2012	326,500	(3)	9,688	29,617	365,805
_____________

(1)
The amounts shown in the “Non-Equity Incentive Plan” column represent bonuses awarded for fiscal 2013 and 2012 pursuant to the terms of our Executive Bonus Plan and as established by the Compensation Committee for the fiscal year.

(2)
The amounts shown in the "All Other Compensation" column reflect amounts we paid on the officer's behalf for health insurance and term life insurance premiums, as well as certain out-of-pocket medical and wellness expenses.

(3)	This amount includes sales commissions of $76,500 earned in both fiscal 2013 and 2012.

(4)	There were no Stock Awards granted in fiscal 2013 and 2012.

(5)	Effective on September 3, 2013, Jillian Mansolf no longer services as an executive officer of the Company. She continues to be employed by us as our Senior Vice President of Marketing.

Outstanding Equity Awards at End of Fiscal Year 2013
The following table provides information about the holdings of stock and option awards by our named executive officers outstanding at the end of fiscal year 2013.

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of units of stock that have not vested (#)		Market value of units of stock that have not vested ($)(4)
Eric L. Kelly	11/13/2007	6,000		—	5.31	11/13/2013
	12/9/2008	6,000		—	0.75	12/9/2014
	1/27/2009	299,999		—	0.78	1/27/2015
	2/18/2010	1,238,000	(1)	—	2.49	4/23/2016
	6/29/2011						786,692	(2)	896,829

Kurt L. Kalbfleisch	5/22/2006	333		—	24.09	5/22/2016
	2/18/2010	177,000	(1)	—	2.49	4/23/2016
	6/29/2011						313,579	(2)	357,480

Jillian Mansolf	7/16/2009	40,000		—	1.65	7/16/2015
	2/18/2010	178,356	(1)	—	2.49	4/23/2016
	6/29/2011						269,709	(2)	307,468
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

(3)
Amounts listed represent the aggregate market value of the unvested restricted stock awards held by the named executive officers based on the closing price of a share of our common stock of $1.14 on the last trading day of fiscal 2013.

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

The Kalbfleisch Agreement provides that if we terminate Mr. Kalbfleisch's employment without cause or if Mr. Kalbfleisch resigns from employment for good reason, we will be obligated to pay him an aggregate severance payment equal to the sum of (i) the greater of his annual base salary then in effect or his original base salary of $266,000, (ii) a portion of any target bonus prorated based on the number of days he was employed during the period on which the target bonus is based, (iii) an amount equal to the premiums he would be required to pay to continue health insurance coverage under our insurance plans for himself and his eligible dependents under COBRA for 12 months following the date of his termination, and (iv) an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 12 months following his termination (reduced by the amount of any reimbursement for COBRA premiums as described in clause (iii) above). The severance payment will be made in equal monthly installments over the 12 months following termination of employment. In addition, Mr. Kalbfleisch will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards that would otherwise have vested during the 12-month period following his termination. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change in control. If such a termination of employment occurs within two years following a change in control of our company, then the severance benefits will generally be the same as described above except that the cash severance will be paid in a single lump sum on the sixtieth day after termination of employment and Mr. Kalbfleisch will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards. If any payment under the Kalbfleisch Agreement would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then that payment will be reduced to an amount that is one dollar less than the threshold for triggering the tax imposed by Section 4999 of the Internal Revenue Code if such reduction would result in a greater benefit for Mr. Kalbfleisch on an after-tax basis. The severance benefits described above are contingent upon Mr. Kalbfleisch providing us with a general release of all claims.
Jillian Mansolf. Under her offer letter with the Company, Ms. Mansolf is an at-will employee and her employment may be terminated by us for any reason, with or without notice. Ms. Mansolf currently earns an annual salary of $250,000 and during fiscal 2013 was eligible for quarterly commission earnings of $25,500, for a total annual compensation package of up to $352,000. Ms. Mansolf was also eligible to receive an annual bonus based upon the achievement of financial and management objectives reasonably established by our Board of Directors or an authorized committee of our Board of Directors. As in effect during fiscal 2013, Ms. Mansolf's offer letter provides that if her employment is terminated by us without cause she is eligible to receive severance benefits consisting of six months of base salary plus earned commissions and twelve months of continued health benefits coverage.
As noted above, Ms. Mansolf ceased to serve as an executive officer of the Company during September 2013. In connection with her change in position, Ms. Mansolf and the Company entered into an amendment of her offer letter. The amendment provides for her to continue to receive her current base salary of $250,000 and to be eligible to receive a quarterly bonus under the Company's executive bonus plan commencing October 1, 2013 with a target bonus of $25,500 per quarter. She will no longer be eligible for quarterly commissions earnings after that date. In addition, the installment of her outstanding restricted stock unit award granted by the Company that is eligible to vest on January 15, 2014 will instead vest on January 3, 2014, subject to her continued employment through that date. If the Company terminates her employment at any time without cause, or if she voluntarily terminates her employment for any reason between January 3, 2014 and June 30, 2014, the Company will pay her severance equal to three months of her base salary and reimburse the cost of her COBRA premiums for six months following her termination, subject to her providing a release of claims in favor of the Company.

Retention Agreements. The following describes the severance arrangements we have with our named executive officers in the case of a change of control. For these purposes, the terms “cause,” “good reason,” and “change in control” are defined in each executive's retention agreement.
Eric L. Kelly. On June 24, 2009, we entered into a retention agreement with Mr. Kelly, which provides that he will receive a lump sum severance payment if, within 60 days before or two years following a change of control of our company, his employment is terminated by us without cause or he resigns for good reason. The severance payment will equal 150% of the sum of Mr. Kelly's base salary at the time of the consummation of the change of control or termination date or $400,000, whichever is higher, plus any annual target bonus. The retention agreement provides that (i) if Mr. Kelly elects to continue insurance coverage as provided by COBRA, we will reimburse him for an amount equal to the premiums he would be required to pay to continue health insurance coverage under our insurance plans for himself and his eligible dependents under COBRA for 18 months following the date of his termination, and (ii) we will reimburse him for an amount necessary for him to continue life, accident, medical and dental insurance benefits for himself and his eligible dependents in amounts substantially similar to those which he received immediately prior to the date of his termination for a period of 18 months following his termination (reduced by the amount of any reimbursements for COBRA premiums as described in clause (i) above). We are required to reimburse Mr. Kelly for the estimated costs of these benefits in one lump sum payment on his termination date. In addition, Mr. Kelly will be entitled to accelerated vesting for any unvested portion of his then outstanding stock options and any other equity-based awards. In the case of vested stock options, he will be permitted to exercise such options in whole or in part at any time within one year of the date of his termination, subject to earlier termination upon the expiration of the maximum term of the applicable options under the applicable plan or upon a change of control. If any portion of any payment under the retention agreement would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then that payment will be reduced to an amount that is one dollar less than the threshold for triggering the tax imposed by Section 4999 of the Internal Revenue Code if such reduction would result in a greater benefit for Mr. Kelly on an after-tax basis. The consideration payable to Mr. Kelly under the retention agreement is contingent upon him providing us a general release of claims.
Jillian Mansolf. We entered into a retention agreement with Ms. Mansolf effective July 13, 2009, which was in effect during fiscal 2013. This agreement generally provides that Ms. Mansolf would receive a lump sum severance payment if, within two years of the consummation of a change of control of our company, her employment is terminated without cause or she resigns with good reason. These severance payments are based on Ms. Mansolf's base salary and target commission at the time of the consummation of the change of control or the termination date, whichever is higher, plus her target bonus for the year before the consummation of the change of control. The agreement provides that, upon a qualifying termination in connection with a change of control, Ms. Mansolf is entitled to receive an amount equal to her annual base salary, target commissions plus target bonus. If any portion of any payment under the retention agreement would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then that payment will be reduced to an amount that is one dollar less than the threshold for triggering the tax imposed by Section 4999 of the Internal Revenue Code. The agreement also provides that if Ms. Mansolf elects to continue health insurance coverage as provided by COBRA, we would reimburse her for the amount of the premiums incurred by her for 12 months following the termination date. The consideration payable to Ms. Mansolf under the retention agreement is contingent upon her providing us a general release of claims.
In connection with Ms. Mansolf's change in position in September 2013, she and the Company agreed to terminate her retention agreement.

Equity Awards Granted in Fiscal 2013
There were no equity awards granted to our named executive officers during fiscal 2013.
Executive Bonus Plan
Our Executive Bonus Plan (“Bonus Plan”) provides bonus opportunities for selected employees of the Company, including each of our executive officers. Each participant in the Bonus Plan is assigned a target bonus percentage that is expressed as a percentage of the participant's base salary for the applicable bonus period (“Bonus Period”). Bonuses are payable based upon our attainment of one or more performance goal(s) for revenue, gross profit, operating income, operating expenses and/or earnings per share as approved by the Compensation Committee for the applicable Bonus Period. The Compensation Committee may establish minimum, target and/or maximum performance goals for one or more of these performance metrics. The Compensation Committee establishes target bonus amounts for each Bonus Period and also establishes the percentage of the total bonus that will be determined based on our performance and the percentage of the total bonus that will be determined based on individual performance and, as applicable, the performance goals that will be used to determine a participant's individual performance for the Bonus Period. The Bonus Plan is effective for each fiscal year unless and until otherwise determined by the Compensation Committee.
For fiscal 2013, the Compensation Committee established performance goals for our revenue growth and gross operating expenses. The named executive officers' target bonuses for fiscal 2013 (expressed as a percentage of the executive's annual base salary) were as follows: Mr. Kelly-100%; Mr. Kalbfleisch-50%; and Ms. Mansolf-10%. (Ms. Mansolf's participation in the Bonus Plan is in addition to her opportunity to be awarded sales commissions under her employment agreement as described above.) The bonuses awarded to each named executive officer under the Bonus Plan for fiscal 2013 are reported in the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table for Fiscal 2013” above.
401(k) Plan
Our On-Track 401(k) Savings Plan covers all of our eligible employees who are at least 21 years old, and is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer up to 60% of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. However, our named executive officers qualify as highly compensated employees and may only elect to defer up to 8.5% of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. Our 401(k) plan also has a catch up contribution feature for employees aged 50 or older (including those who qualify as highly compensated employees) who can defer amounts over the statutory limit that applies to all other employees. Our 401(k) Plan permits but does not require matching contributions by us on behalf of participants. We do not make matching contributions.

Director Compensation Table for Fiscal Year 2013
The following table provides compensation information for each individual who served on our Board of Directors during fiscal 2013 and was not employed by us or one of our subsidiaries (“non-employee directors”). See “Summary Compensation Table for Fiscal 2013” above for information related to the compensation of Mr. Kelly who was a director in fiscal 2013 and who also served as an executive officer during the fiscal year.

Name	Fees earned or paid in cash	Option awards(1)(2)(3)	Total
Joseph De Perio	$40,000	$49,512	$89,512
Robert A. Degan	$40,000	$49,512	$89,512
Nora M. Denzel (4)	$20,000	$49,512	$69,512
Vivekanand Mahadevan (5)	$26,150	$30,249	$56,399
Scott McClendon	$50,000	—	$50,000
Shmuel Shottan (6)	$10,000	$49,512	$59,512
______________

(1)
The amounts shown in this column do not reflect compensation actually received by the non-employee director. These amounts represent the fair value on the grant date of the awards granted to the directors during fiscal 2013. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our consolidated financial statements. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, see Note 7 to the consolidated financial statements.

(2)
The amounts in this column represent the fair value on the grant date of stock option awards granted on August 23, 2012 to Ms. Denzel and Messrs. De Perio, Degan, and Shottan and the fair value on the grant date of the stock option award granted on November 11, 2012 to Mr. Mahadevan. There were no stock awards granted in fiscal 2013.

(3)
At the end of fiscal 2013, the number of shares subject to outstanding option awards for each non-employee director were as follows: Mr. De Perio-62,728; Mr. Degan-109,150; Ms. Denzel-16,667; Mr. Mahadevan-30,000; Mr. McClendon-93,149; and Mr. Shottan-0. The number of shares subject to outstanding stock awards were as follows: Mr. De Perio-0; Mr. Degan-0; Ms. Denzel-0; Mr. Mahadevan-0; Mr. McClendon-339,521; and Mr. Shottan-0.

(4)	Ms. Denzel resigned from our Board of Directors in February 2013.

(5)	Mr. Mahadevan joined our Board of Directors in November 2012.

(6)	Mr. Shottan resigned from our Board of Directors in November 2012.
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
In addition to the above fees, each non-employee director receives an annual equity award with a grant date fair value of $50,000 (based on the assumptions used to value equity awards for purposes of our financial reporting). These equity awards generally vest one year from the grant date and, in the case of options and similar awards, have a per share exercise price equal to the fair market value of our common stock on the grant date, and a maximum exercise term of six years. In August 2012, each non-employee director, except for the Executive Chairperson, received an annual equity award in the form of an option to purchase 40,000 shares of our common stock. In November 2012, when Mr. Mahadevan joined the Board, he received an equity award in the form of an option to purchase 30,000 shares of our common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 6, 2013 (except as otherwise indicated) by each person who is known by us to own more than 5% of our shares of common stock, each named executive officer, each director and all of our directors and executive officers as a group.
Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Beneficial Ownership
Beneficial Owner	Shares of common stock currently owned		Shares acquirable within 60 days(1)		Total shares of common stock owned	Percent of class(2)
5% shareholders
Special Situations Fund 527 Madison Avenue, Suite 600 New York, NY 10022	3,143,459	(3)	6,684,563	(3)	9,828,022	26.0%

The Cyrus Group 399 Park Avenue, 39th Floor New York, NY 10022	315,614		9,230,767	(11)	9,546,381	19.9%

Marathon Capital Management 4 North Park Drive, Suite 106 Hunt Valley, MD 21030	5,040,464	(5)	—		5,040,464	16.2%

Clinton Group, Inc. 601 Lexington Avenue, 51st Floor New York, NY 10022	2,923,519	(4)	2,015,688	(4)	4,939,207	14.9%

Pinnacle Family Office Investments, L.P. 4965 Preston Park Blvd., Suite 240 Plano, TX 75093	2,227,680		347,600		2,575,280	8.2%

Executive Officers and Directors+
Eric Kelly	704,620	(7)	1,652,233	(12)	2,356,853	7.2%
Jillian Mansolf	269,513	(8)	265,540	(13)	535,053	1.7%
Kurt L. Kalbfleisch	244,893		177,333		422,226	1.3%
Scott McClendon	633,659	(9)	132,467	(14)	766,126	2.5%
Robert A. Degan	6,666	(6)	109,150		115,816	*
Joseph A. De Perio(11)	16,000		62,728		78,728	*
Vivekanand Mahadevan	1,000		30,000		31,000	*
Current directors and executive officers as a group (7 persons)	1,876,351		2,429,451		4,305,802	12.8%

_____________________

+	Except as otherwise indicated, the address for each beneficial owner is 9112 Spectrum Center Boulevard, San Diego, CA, 92123.

*	Less than 1%.

(1)
With respect to holders of 5% or more of our shares of common stock, this amount includes shares of our common stock, which could be acquired upon exercise of outstanding warrants and convertible debt. With respect to our executive officers and directors, this amount includes shares of our common stock, which could be acquired upon exercise of stock options which are either currently vested and exercisable or will vest and become exercisable within 60 days of September 6, 2013; with respect to Ms. Mansolf and Messrs. Kelly and McClendon, shares of our common stock, which could be immediately acquired upon exercise of outstanding warrants.

(2)	Based on 31,118,558 shares of common stock outstanding on September 6, 2013 and calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.

(3)
According to a Form 4 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2012 and our records, the number of shares of our common stock currently owned (“Shares”) and the number of shares of our common stock acquirable within 60 days pursuant to warrants (“Warrant Shares”) includes 1,311,720 Shares and 2,752,468 Warrant Shares held directly by Special Situations Fund III Q.P., L.P., 893,661 Shares and 1,966,047 Warrant Shares held directly by Special Situations Private Equity Fund, L.P., 131,329 Shares and 275,246 Warrant Shares held directly by Special Situations Technology Fund, L.P. and 806,749 Shares and 1,690,802 Warrant Shares held directly by Special Situations Technology Fund II, L.P. MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III, QP, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the investment adviser to the Special Situations Fund III, QP, L.P., the Special Situations Technology Fund, L.P., the Special Situations Technology Fund II, L.P. and the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.

(4)
The number of shares includes 2,923,519 Shares and 1,246,458 Warrant Shares held directly by Clinton Magnolia Master Fund, Ltd. (“CMAG”). On February 13, 2013, we issued convertible notes (the “Notes”) to certain investors, including CMAG, pursuant to a note purchase agreement. The number of shares reported above also includes 769,230 shares of our common stock issuable upon conversion of the Notes held by CMAG. Additional shares of our common stock may be issued to CMAG as payment of interest on the Notes pursuant to the terms of the note purchase agreement. Clinton Group, Inc. (“CGI”) is the investment manager of CMAG and consequently has voting control and investment discretion over securities held by CMAG. CGI and George Hall, as chief investment officer and president of CGI, may be deemed to beneficially own any securities owned by CGI and CMAG. Both CGI and Mr. Hall disclaim beneficial ownership of these securities.

(5)
According to a Schedule 13F filed for the quarter ended June 30, 2013, Marathon Capital Management, LLC has sole disposition authority with respect to these shares and sole voting power with respect to 483,750 of these shares.

(6)	Includes 3,333 shares of common stock held by Mr. Degan's wife.

(7)	Includes 49,309 shares of common stock owned by Mr. Kelly through his family trust.

(8)	Includes 22,760 shares of common stock owned by Ms. Mansolf through her family trust.

(9)
Represents 599,993 shares of our common stock owned by Mr. McClendon through his family trust, 33,333 shares of our common stock through his self-directed IRA and 333 shares of our common stock held by his wife.

(10)
Mr. De Perio was elected to our Board of Directors pursuant to the terms of that certain purchase agreement, by and among us and certain investors, including CGI and CMAG, dated March 16, 2011 (the “Purchase Agreement”). CMAG is the nominee of, and is employed by, CGI and CGI is the investment manager of CMAG. Pursuant to the Purchase Agreement, CMAG acquired 2,832,861 Shares and 1,246,458 Warrant Shares for total consideration of $5.0 million.

(11)
The number of shares includes 9,230,767 shares of common stock issuable to the Cyrus Group upon conversion of the Notes held by the Cyrus Group; however, the terms of the note purchase agreement provide that the number of shares of our common stock issuable upon conversion of the Notes will be limited to the extent necessary to ensure that, following such conversion, the total number of shares of our common stock beneficially owned by the Cyrus Group will not exceed 19.99% of the total number of the then-issued and outstanding shares of our common stock (including for such purposes the shares of our common stock issuable upon conversion of the Notes). Additional shares of our common stock may be issued to the Cyrus Group as payment of interest on the Notes pursuant to the terms of the note purchase agreement. The Cyrus Group is comprised of Cyrus Capital Partners, L.P. (“Cyrus”), Crescent 1, L.P. (“Crescent”), CRS Master Fund, L.P. (“CRS”), Cyrus Opportunities Master Fund II, Ltd. (“Cyrus Opportunities”), Cyrus Select Opportunities Master Fund, Ltd. (“Cyrus Select”), Cyrus Capital Partners GP, L.L.C. (“Cyrus GP”), Cyrus Capital Advisors, L.L.C. (“Cyrus Advisors”), and Mr. Stephen C. Freidheim. Each of Crescent, CRS, Cyrus Opportunities and Cyrus Select, or collectively the Cyrus Funds, are private investment funds engaged in the business of acquiring, holding and disposing of investments in various companies. Cyrus is the investment manager of each of the Cyrus Funds. Cyrus GP is the general partner of Cyrus. Cyrus Advisors is the general partner of Crescent and CRS. Mr. Freidheim is the managing member of Cyrus GP and Cyrus Advisors and is the Chief Investment Officer of Cyrus. Except for Mr. Freidheim, each member of the Cyrus Group disclaims beneficial ownership through these shares of common stock, other than those reported herein as being owned by such member of the Cyrus Group. Mr. Freidheim disclaims beneficial ownership of these shares of common stock held by the Cyrus Group, except to the extent of his pecuniary interest in members of the Cyrus Group, if any. Crescent 1, L.P., CRS Master Fund, L.P., Cyrus Opportunities Master Fund II, Ltd., Cyrus Select Opportunities Master Fund, Ltd. and Mr. Freidheim have entered into an investment management agreement with Cyrus giving Cyrus full voting and dispositive power over the shares of common stock held by the Cyrus Group.

(12)	Includes 102,234 shares of common stock which could be acquired upon exercise of outstanding warrants owned by Mr. Kelly through his family trust.

(13)	Includes 47,184 shares of common stock which could be acquired upon exercise of outstanding warrants owned by Ms. Mansolf through her family trust.

(14)	Includes 39,318 shares of common stock which could be acquired upon exercise of outstanding warrants owned by Mr. McClendon through his family trust.
We are aware of no arrangements, including any pledge by any person of our common stock, whereby the operation of which may at a subsequent date result in a change of control of us.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of the last day of fiscal 2013.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options and rights(3)	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by our shareholders(1)	3,932,278	$2.26	2,830,882
Equity compensation plans not approved by our shareholders(2)	500,022	$1.72	—
Total	4,432,300	$2.16	2,830,882
_________________

(1)
Of the aggregate number of shares that remained available for future issuance reported in column (c), 2,290,085 were available under the 2009 Plan and 540,797 were available under the 2006 Employee Stock Purchase Plan. The 2009 Plan permits the granting of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, and stock units. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of a named executive officer's outstanding awards will immediately terminate upon termination of the named executive officer's employment.

(2)
These figures represent options to purchase shares of our common stock granted to certain employees (including Ms. Mansolf) (the “Inducement Options”) and stock units (the “Inducement Stock Units”) as an inducement to their commencing employment with us. Neither the Inducement Options nor the Inducement Stock Units were granted under a plan and are administered by the Compensation Committee. The Inducement Options and Inducement Stock Units are generally subject to the same terms as options and stock units granted under the 2009 Plan. The Inducement Options have a six-year term and the Inducement Stock Units vest over three years and are subject to earlier termination in the case of termination of the employee's employment or a change in control of us.

(3)	The weighted-average exercise prices do not reflect shares subject to outstanding awards of restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Certain Transactions with Related Persons
In July 2013, we entered into a supply agreement, and a technology license agreement, with Sphere 3D Corporation (“Sphere 3D”). As consideration for the transactions contemplated by the technology license agreement, we paid Sphere 3D $250,000 in cash and issued Sphere 3D 213,220 shares of our common stock, with a value at the time of issuance of approximately $250,000. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering. In July 2013, as partial payment under the supply agreement, Sphere 3D issued 769,231 common shares to us, at $0.65 CAD, or approximately $0.63, with a value as of the date of issuance equal to approximately $500,000.
In connection with the Sphere 3D transaction, Eric Kelly, our President and Chief Executive Officer, was appointed the chairman of the board of directors of Sphere 3D. Mr. Kelly was also awarded an option to purchase up to 850,000 shares of common stock of Sphere 3D with an exercise price of $0.65 CAD, or approximately $0.63, which we believe represents approximately 5% of Sphere 3D's outstanding shares.

Indemnification of Our Executive Officers and Directors
Our executive officers and directors are entitled to be indemnified under our articles of incorporation and bylaws to the fullest extent permitted under California law. We have also entered into indemnification agreements with each of our executive officers and directors.
Director Independence
The Board of Directors, upon the recommendation of the Nominating and Governance Committee, has affirmatively determined that Messrs. Degan, De Perio, Mahadevan, and McClendon are independent directors within the meaning of NASDAQ Marketplace Rule 5605(a)(2). Mr. Kelly does not meet the independence requirements under NASDAQ Marketplace Rule 5605(a)(2) because he is our President and Chief Executive Officer. In the course of determining whether Messrs. Degan, De Perio, Mahadevan, and McClendon were independent under NASDAQ Marketplace Rule 5605(a)(2), the Board of Directors considered the following transactions, relationships and arrangements not required to be disclosed in “Certain Relationships and Related Transactions, and Director Independence”:

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
The following table summarizes the aggregate fees billed to us by our independent registered public accounting firm, Moss Adams LLP (“Moss Adams”) (in thousands):

	Fiscal Year
	2013	2012
Audit fees(1)	$361	$347
Audit-related fees(2)	—	20
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$361	$367
________________

(1)	Audit fees consist of fees incurred for professional services rendered in connection with the audit of the annual financial statements, and for the review of the quarterly financial statements.

(2)
Audit-related fees include fees incurred for professional services rendered in conjunction with assurance and related services that are not explicitly related to the audit or review of our financial statements, including registration statements.

(3)
Tax fees includes fees incurred for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning. There were no such services rendered to us by Moss Adams during fiscal years 2013 or 2012.

(4)	All other fees includes fees for products and services other than the services reported above. There were no such services rendered to us by Moss Adams during fiscal years 2013 or 2012.
Pre-Approval Policies and Procedures
As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the Audit Committee, which considers whether the provision of non-audit services is compatible with maintaining such firm's independence. All services provided by Moss Adams during fiscal years 2013 and 2012 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements.
The following consolidated financial statements of Overland Storage, Inc. and the report of independent registered public accounting firm are included in a separate section of this report:
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

10.4
Third Amendment to Lease dated June 30, 2010 between the Company and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC) (incorporated by reference to the Company's Form 10-K filed September 24, 2010).

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

10.27*	2000 Stock Option Plan, as amended and restated (incorporated by reference to the Company's Form 10-K filed September 27, 2002).

10.28*	Form of Notice of Stock Option Award and Stock Option Award Agreement for options granted under the 2000 Stock Option Plan (incorporated by reference to the Company's Form 10-Q filed May 15, 2001).

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

10.41	Note Purchase Agreement, dated February 12, 2013 (incorporated by reference to the Company's Form 8-K filed on February 14, 2013). +

10.42	Amendment to Note Purchase Agreement, dated March 5, 2013 (incorporated by reference to the Company's Form 8-K filed on March 8, 2013).

10.43	Registration Rights Agreement, dated February 12, 2013 (incorporated by reference to the Company's Form 8-K filed on February 14, 2013).

10.44	Form of Subscription Agreement, dated February 13, 2013 (incorporated by reference to the Company's Form 8-K filed on February 14, 2013).

21.1	Subsidiaries of the Company.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

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

101.INS	Instance Document.

101.SCH	Taxonomy Extension Schema Document.

101.CAL	Taxonomy Extension Calculation Linkbase Document.

101.DEF	Taxonomy Extension Definition Linkbase Document.

101.LAB	Taxonomy Extension Label Linkbase Document.

101.PRE	Taxonomy Extension Presentation Linkbase Document.
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

OVERLAND STORAGE, INC.

Dated:	September 18, 2013	By:	/s/ ERIC L. KELLY
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

Signature	Title	Date

/s/ ERIC L. KELLY	President, Chief Executive Officer and Director (Principal Executive Officer)	September 18, 2013
Eric L. Kelly

/s/ KURT L. KALBFLEISCH	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 18, 2013
Kurt L. Kalbfleisch

/s/ SCOTT MCCLENDON	Executive Chairperson of the Board	September 18, 2013
Scott McClendon

/s/ ROBERT A. DEGAN	Director	September 18, 2013
Robert A. Degan

/s/ JOSEPH DE PERIO	Director	September 18, 2013
Joseph De Perio

/s/ VIVEKANAND MAHADEVAN	Director	September 18, 2013
Vivekanand Mahadevan

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Overland Storage, Inc.
We have audited the accompanying consolidated balance sheets of Overland Storage, Inc. (the “Company”) as of June 30, 2013 and July 1, 2012, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overland Storage, Inc. as of June 30, 2013 and July 1, 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Moss Adams LLP
San Diego, California
September 18, 2013

OVERLAND STORAGE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$8,831	$10,522
Accounts receivable, net of allowance for doubtful accounts of $94 and $222, as of June 30, 2013 and 2012, respectively	6,640	9,193
Inventories	10,354	10,658
Other current assets	1,923	3,779
Total current assets	27,748	34,152
Property and equipment, net	2,014	1,446
Intangible assets, net	652	1,349
Other assets	989	1,313
Total assets	$31,403	$38,260
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,221	$7,012
Accrued liabilities	12,735	15,341
Accrued payroll and employee compensation	2,140	2,948
Income taxes payable	178	172
Accrued warranty	790	1,286
Total current liabilities	21,064	26,759
Long-term debt	16,750	3,500
Other long-term liabilities	3,885	4,960
Total liabilities	41,699	35,219
Commitments and contingencies (Note 9)
Shareholders’ equity (deficit):
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of June 30, 2013 and 2012	—	—
Common stock, no par value, 90,200 shares authorized; 30,403 and 27,737 shares issued and outstanding as of June 30, 2013 and 2012, respectively	123,065	116,682
Accumulated other comprehensive loss	(991)	(918)
Accumulated deficit	(132,370)	(112,723)
Total shareholders’ equity (deficit)	(10,296)	3,041
Total liabilities and shareholders’ equity (deficit)	$31,403	$38,260
See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year
	2013	2012
Net revenue:
Product revenue	$28,836	$35,380
Service revenue	19,184	24,252
	48,020	59,632
Cost of product revenue	24,950	30,328
Cost of service revenue	6,270	10,144
Gross profit	16,800	19,160
Operating expenses:
Sales and marketing	17,574	16,178
Research and development	6,522	8,148
General and administrative	11,579	11,848
	35,675	36,174
Loss from operations	(18,875)	(17,014)
Other income (expense):
Interest income	3	377
Interest expense	(594)	(100)
Other income (expense), net	(16)	655
Loss before income taxes	(19,482)	(16,082)
Provision for income taxes	165	79
Net loss	$(19,647)	$(16,161)
Net loss per share:
Basic and diluted	$(0.68)	$(0.66)
Shares used in computing net loss per share:
Basic and diluted	28,841	24,487
See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year
	2013	2012

Net loss	$(19,647)	$(16,161)
Other comprehensive income (loss):
Foreign currency translation	(73)	(233)
Comprehensive loss	$(19,720)	$(16,394)
See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance at June 30, 2011	22,993	$104,382	$(685)	$(96,562)	$7,135
Issuance of common stock, net of issuance costs	3,723	6,739	—	—	6,739
Exercise of stock options and ESPP purchases	293	523	—	—	523
Issuance of restricted stock	728	(831)	—	—	(831)
Share-based compensation	—	4,994	—	—	4,994
Stock appreciation rights	—	875	—	—	875
Net loss	—	—	—	(16,161)	(16,161)
Foreign currency translation	—	—	(233)	—	(233)
Balance at June 30, 2012	27,737	116,682	(918)	(112,723)	3,041
Issuance of common stock, net of issuance costs	1,020	870	—	—	870
Issuance of common stock for settlement of convertible notes interest	349	401	—	—	401
Exercise of stock options and ESPP purchases	167	215	—	—	215
Issuance of restricted stock	1,130	(749)	—	—	(749)
Share-based compensation	—	4,770	—	—	4,770
Stock appreciation rights	—	876	—	—	876
Net loss	—	—	—	(19,647)	(19,647)
Foreign currency translation	—	—	(73)	—	(73)
Balance at June 30, 2013	30,403	$123,065	$(991)	$(132,370)	$(10,296)

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2013	2012
Operating activities:
Net loss	$(19,647)	$(16,161)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,248	1,610
Provision for losses on accounts receivable	54	54
Share-based compensation	4,770	4,994
Loss on disposal of property and equipment	27	22
Changes in operating assets and liabilities:
Accounts receivable	2,499	1,744
Inventories	304	(1,222)
Accounts payable and accrued liabilities	(4,584)	188
Accrued payroll and employee compensation	75	(76)
Other assets and liabilities, net	1,211	149
Net cash used in operating activities	(14,043)	(8,698)
Investing activities:
Purchase of fixed assets	(983)	(868)
Net cash used in investing activities	(983)	(868)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	870	6,579
Payment for restricted stock tax liability on net settlement	(749)	(831)
Proceeds from exercise of outstanding warrants	—	160
Proceeds from exercise of stock options and ESPP purchases	215	523
Proceeds from borrowings, net	—	3,500
Proceeds from convertible notes, net of issuance costs	13,002	—
Net cash provided by financing activities	13,338	9,931
Effect of exchange rate changes on cash	(3)	(11)
Net (decrease) increase in cash and cash equivalents	(1,691)	354
Cash and cash equivalents, beginning of period	10,522	10,168
Cash and cash equivalents, end of period	$8,831	$10,522
Supplemental disclosures of cash flow information:
Income taxes paid	$191	$123
Interest paid	$167	$97
Supplemental disclosures of non-cash investing and financing activities:
Fixed asset purchases in accounts payable and accrued liabilities	$102	$—
Leasehold improvements under landlord allowance	$—	$159
Equity award fair value adjustment to liability	$876	$875
Common stock issued for settlement of convertible notes interest	$401	$—
See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Overland Storage, Inc. (“Overland” or the “Company”) was incorporated on September 8, 1980 under the laws of the State of California. For more than 30 years, Overland has delivered data protection solutions designed for backup and recovery to ensure business continuity. The Company has a portfolio of tape-based data protection solutions, including tape and virtual tape library systems, as well as disk-based data protection solutions, including network attached storage (“NAS”) and storage area network (“SAN”) products and solutions, designed for small and medium business computing environments.
The Company operates and reports using a 52-53 week fiscal year with each quarter ending on the Sunday closest to the calendar quarter. For ease of presentation, the Company’s fiscal years are considered to end on June 30. For example, references to fiscal 2013 and 2012 refer to the fiscal years ended June 30, 2013 and July 1, 2012, respectively. Fiscal 2013 and 2012 each contained 52 weeks.
The Company has incurred losses for its last eight fiscal years and negative cash flows from operating activities for its last seven fiscal years. As of June 30, 2013, the Company had an accumulated deficit of $132.4 million. During fiscal 2013, the Company incurred a net loss of $19.6 million. The Company expects to continue to incur a net loss as it continues to change its business model and improve operational efficiencies.
The Company has projected that cash on hand, combined with available borrowings under its credit facility, will be sufficient to allow the Company to continue operations for the next 12 months. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on the Company’s liquidity. This could force the Company to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects. The Company may seek debt, equity or equity-based financing (such as convertible debt) when market conditions permit.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2013 presentation.
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
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. The Company contracts with third-party service providers to provide service relating to on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement. The Company had $1.9 million and $3.9 million in deferred costs related to deferred service revenue at June 30, 2013 and 2012, respectively.
In addition, the Company had $0.2 million and $0.4 million in deferred software revenue at June 30, 2013 and 2012, respectively, which is not included in the table below.
Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2011	$1,398	$12,776
Settlements made during the period	(872)	(14,807)
Change in liability for warranties issued during the period	658	13,770
Change in liability for pre-existing warranties	102	—
Liability at June 30, 2012	1,286	11,739
Settlements made during the period	(530)	(13,411)
Change in liability for warranties issued during the period	394	12,026
Change in liability for pre-existing warranties	(360)	—
Liability at June 30, 2013	$790	$10,354

Shipping and Handling
Amounts billed to customers for shipping and handling are included in product revenue, and costs incurred related to shipping and handling are included in cost of product.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $0.7 million and $0.4 million for fiscal years 2013 and 2012, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Software development costs are expensed until technological feasibility has been established, at which time any additional costs are capitalized. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs were capitalized during fiscal 2013 and 2012.
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
Information about Products and Services
The following table summarizes net revenue by product (in thousands):

	Fiscal Year
	2013	2012
Tape-based products:
NEO SERIES®	$15,409	$18,732
Disk-based products:
REO SERIES®	615	1,094
SnapServer®	8,987	9,916
	9,602	11,010
Service	19,183	24,252
Spare parts and other	3,826	5,638
	$48,020	$59,632

Information about Geographic Areas
The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location to which the product was shipped. Long-lived assets are based on location of domicile.
The following table summarizes net revenue and long-lived assets by geographic area (in thousands):

	Net Revenue	Long-lived Assets
Fiscal 2013
United States	$23,035	$1,965
France	5,746	11
Netherlands	2,463	—
United Kingdom	3,308	19
Germany	3,598	19
Europe (other than UK, France, Germany and Netherlands)	3,476	—
Singapore	1,535	—
Other foreign countries	4,859	—
	$48,020	$2,014

Fiscal 2012
United States	$27,544	$1,390
France	7,458	11
Netherlands	4,867	—
United Kingdom	4,201	12
Germany	3,741	33
Europe (other than UK, France, Germany and Netherlands)	3,636	—
Singapore	2,074	—
Other foreign countries	6,111	—
	$59,632	$1,446
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

The following table summarizes the changes in allowance for doubtful accounts (in thousands):

Fiscal year	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
2013	$222	$(36)	$(92)	$94
2012	$277	$(23)	$(32)	$222
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
When the carrying value is not considered recoverable, an impairment loss for the amount by which the carrying value of a long-lived asset exceeds its fair value is recognized, with an offsetting reduction in the carrying value of the related asset. If the Company's future results are significantly different than forecasted, the Company may be required to further evaluate its long-lived assets for recoverability and such analysis could result in an impairment charge in a future period. In fiscal 2013 and 2012, there were no impairments recognized.

Deferred Rent
Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded in other liabilities in the accompanying consolidated balance sheet.
Foreign Currency Translation
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders' equity. Gains or losses from foreign currency transactions are recognized in income. Such transactions resulted in a loss of $19,000 for fiscal 2013 and a gain of $173,000 for fiscal 2012.
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
Comprehensive Loss
Comprehensive loss and its components encompasses all changes in equity other than those with stockholders, includes net loss and foreign currency translation adjustments, and are disclosed in a separate statement of comprehensive loss.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable, which are generally not collateralized. To reduce credit risk, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses and sales returns.
A significant portion of revenue is concentrated with a limited number of customers. Aggregated revenues from two customers comprised 24.4% and 17.0% of total consolidated revenues in fiscal 2013 and 2012, respectively. Aggregated accounts receivable from two customers comprised 31.1% and 27.7% of total accounts receivable at the end of fiscal 2013 and 2012, respectively.

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
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Fiscal Year
	2013	2012
Restricted stock not yet vested and released	2,645	4,049
Options outstanding and ESPP share purchase rights	1,663	978
Common stock purchase warrants	13,634	12,637
Convertible notes	10,192	—
Convertible notes interest	3,978	—
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
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Fiscal Year
	2013	2012
Cost of product sales	$135	$89
Sales and marketing	1,006	782
Research and development	319	476
General and administrative	3,310	3,647
	$4,770	$4,994

Fair Value of Financial Instruments
The Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The carrying amount of the Company's borrowings under its credit facility approximates its fair value as the interest rate of the credit facility is substantially comparable to rates offered for similar debt instruments. The fair value of the Company's convertible notes is estimated at $11.5 million using an estimated interest rate of 12%, and is classified within Level 3 of the fair value hierarchy. At June 30, 2013, the carrying value of the convertible notes was $13.25 million.
The framework for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value as follows:

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities,

Level 2 —	Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data, and

Level 3 —	Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The provisions of ASU No. 2013-02 require companies to present current-period reclassifications out of accumulated other comprehensive income and other amounts of current-period other comprehensive income separately by each component of other comprehensive income on the face of the financial statements or in the notes. This update is effective prospectively for reporting periods beginning after December 15, 2012. In January 2013, the Company adopted ASU No. 2013-02, and such adoption did not impact the consolidated financial position or results of operations as the requirements are disclosure only in nature.

NOTE 2 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following table summarizes inventories (in thousands):

	June 30,
	2013	2012
Raw materials	$3,496	$3,661
Work in process	857	1,519
Finished goods	6,001	5,478
	$10,354	$10,658
The following table summarizes other current assets (in thousands):

	June 30,
	2013	2012
Deferred cost - service contracts	$1,192	$2,694
Short-term deposits	119	361
Prepaid insurance and services	355	395
VAT receivable	155	268
Other	102	61
	$1,923	$3,779
The following table summarizes property and equipment (in thousands):

	June 30,
	2013	2012
Computer equipment	$2,140	$1,296
Machinery and equipment	727	797
Leasehold improvements	563	501
Furniture and fixtures	79	75
Construction in progress	419	255
	3,928	2,924
Accumulated depreciation and amortization	(1,914)	(1,478)
	$2,014	$1,446
Depreciation and amortization expense for property and equipment was $0.6 million and $0.5 million in fiscal 2013 and 2012, respectively.
The following table summarizes other assets (in thousands):

	June 30,
	2013	2012
Deferred cost – service contracts	$702	$1,186
Other	287	127
	$989	$1,313

The following table summarizes accrued liabilities (in thousands):

	June 30,
	2013	2012
Deferred revenue – service contracts	$7,533	$8,613
Accrued expenses	3,955	4,156
Accrued third-party service contracts	1,048	2,085
Deferred revenue – distributors	199	487
	$12,735	$15,341
The following table summarizes other long-term liabilities (in thousands):

	June 30,
	2013	2012
Deferred revenue – service contracts	$2,975	$3,569
Deferred rent	782	1,203
Accrued third-party service contracts	125	185
Other	3	3
	$3,885	$4,960

NOTE 3 — INTANGIBLE ASSETS
Intangible assets, net, primarily consists of customer contracts and trade names acquired in the June 2008 acquisition of SnapServer, which have been assigned an estimated useful life of 6 years. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.
The following table summarizes intangible assets (in thousands):

	June 30,
	2013	2012
Acquired technology	$1,928	$1,928
Customer contracts and trade names	3,853	3,853
	5,781	5,781
Less: Accumulated amortization	(5,129)	(4,432)
	$652	$1,349

Amortization expense of intangible assets was $0.7 million and $1.1 million during fiscal 2013 and 2012, respectively. Estimated amortization expense for intangible assets will be $0.7 million in fiscal 2014.

NOTE 4 — DEBT
Credit Facility
In August 2011, the Company entered into a loan and security agreement, or credit facility, which allows for revolving cash borrowings up to $8.0 million. The proceeds of the credit facility may be used to fund the Company's working capital and to fund its general business requirements. The obligations under the credit facility are secured by substantially all assets of the Company other than 65% of the stock of its foreign subsidiaries which are pledged under the Company's convertible notes. Borrowings under the credit facility bear interest at the prime rate (as defined in the credit facility) plus a margin of either 1.00% or 1.25%, depending on the Company's liquidity coverage ratio. The Company is also obligated to pay other customary facility fees and arrangement fees for a credit facility of this size and type. At June 30, 2013, the interest rate on the credit facility was 4.25%.
The credit facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company's and its subsidiaries' ability to incur liens and indebtedness, make certain types of payments, merge or consolidate, and make dispositions of assets. The credit facility specifies customary events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Upon the occurrence of an event of default under the credit facility, the lender may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and deduct such amounts from the Company’s lockbox account on deposit with the bank. At June 30, 2013, the Company was in compliance with all covenants of the credit facility.
At June 30, 2013 and 2012, $3.5 million was outstanding on the credit facility and recorded as long-term debt, and an external borrowing capacity of $3.1 million remained. No payments are due within the next 12 months. While the credit facility is recorded as long-term debt, it is a revolving line of credit and borrowings and payments are presented on a net basis in the consolidated statement of cash flows.
In August 2013, the Company amended its Silicon Valley Bank credit facility to, among other things, extend the maturity date to August 7, 2015 and add a separate credit line of $750,000 for letters of credit, foreign exchange contracts and cash management, which is in addition to the existing $8.0 million revolving line of credit.
Convertible Notes
In February 2013, the Company entered into a Note Purchase Agreement (the “NPA”) with the note purchaser's party thereto (the “Purchasers”), which was amended in March 2013. The Company sold to the Purchasers convertible notes (the “Notes”) of the Company in an aggregate original principal amount of $13.25 million. The Notes are scheduled to mature in February 2017 and bear interest at a rate of 8% per annum, payable semi-annually. Debt issuance costs of $0.2 million have been included in other assets and will be amortized over the term of the Notes. At June 30, 2013, the Notes principal balance was $13.25 million and has been recorded as long-term debt. No payments of principal are due within the next 12 months.
The Company may, subject to certain limitations, pay interest in cash or in shares of common stock at its option beginning the quarter ended June 30, 2013, provided that at any time that the Purchasers hold 20% or more of the then outstanding common stock, the Purchasers (and not the Company) have the option to determine whether the applicable interest payment payable to the Purchasers during such time is payable in cash or shares of common stock. The number of shares of common stock that may be issued as payment of interest on the Notes will be determined by dividing the amount of interest due to the holder of the Notes by the volume weighted average of the closing prices of one share of the common stock as reported on the NASDAQ Capital Market for the 20 consecutive trading days up to and including the trading day on the third trading day prior to the valuation date, using the interest payment due date at the valuation date; provided the Company may not pay interest in shares of common stock at a price per share lower than $0.98 (as adjusted from time to time for items such as stock splits, combinations, reclassifications, or recapitalizations). In the event of a share price lower than $0.98 per share, the Company has the option to pay interest in a combination of shares of common stock and cash so long as the number of shares of common stock that the Company issues does not exceed the quotient obtained by dividing the interest payable at such time by $0.98, and the difference between the amount of the interest paid in shares and the average closing price of the shares of common stock, determined as described above, will be payable in cash. Interest expense for the Notes was $0.4 million in fiscal 2013.
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
The NPA contains customary covenants, including covenants that limit or restrict the Company's ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the NPA, the Purchasers may declare all amounts outstanding to be immediately due and payable. The NPA specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. In the event of default, the interest rate shall automatically increase to 11%. The Company has also granted certain registration rights to the Notes' Purchasers. At June 30, 2013, the Company was in compliance with all covenants of the Notes.

NOTE 5 — INCOME TAXES
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following is a summary of the changes in the amount of unrecognized tax benefits (in thousands):

	Fiscal Year
	2013	2012
Unrecognized tax benefits at the beginning of the period	$307	$383
Decrease related to prior periods	—	(76)
Increase related to prior periods	366	—
Unrecognized tax benefits	$673	$307
At June 30, 2013, there were no unrecognized tax benefits presented as a component of long-term liabilities in the accompanying consolidated balance sheet. At June 30, 2013, there was $0.7 million presented as a reduction of the related deferred tax asset for which there is full valuation allowance, of which $0.5 million will affect the effective tax rate if recognized. However, the portion that would be recognized as an increase to deferred tax assets may result in a corresponding increase in the valuation allowance at the time of recognition resulting in no net effect to the effective tax rate, depending upon the Company's assessment of the likelihood of realization of the tax benefits at the time they are recognized.

The Company believes it is reasonably possible that, within the next twelve months, the amount of unrecognized tax benefits may remain unchanged. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated balance sheet at fiscal years ended June 30, 2013 and 2012, and recognized no interest and/or penalties in the consolidated statement of operations for the fiscal years ended June 30, 2013 and 2012.
The Company is subject to federal and state taxation in the United States and also in certain foreign tax jurisdictions. Generally, the Company's tax returns for fiscal 2010 and forward are subject to examination by the U. S. federal tax authorities and fiscal 2009 and forward are subject to examination by state tax authorities.
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
The components of loss before income taxes were as follows (in thousands):

	Fiscal Year
	2013	2012
Domestic	$(20,031)	$(16,677)
Foreign	549	595
	$(19,482)	$(16,082)
The provision for income taxes includes the following (in thousands):

	Fiscal Year
	2013	2012
Current:
Federal	$—	$(15)
State	24	(57)
Foreign	141	151
Total current	$165	$79

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to loss before income taxes to the total income tax provision reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year
	2013	2012
Federal income tax at statutory rate	$(6,624)	$(5,469)
State income taxes, net of federal benefit	(516)	(876)
Increase in valuation allowance	6,238	6,159
Share-based compensation expense	926	103
Net operating loss carryback	—	—
Foreign dividend	—	—
Federal research and development tax credit	—	(129)
Permanent differences	141	291
Total provision for income taxes	$165	$79

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are shown below. A full valuation allowance has been recorded, as realization of such assets is uncertain. Deferred income taxes are comprised as follows (in thousands):

	June 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforward	$52,430	$45,061
Warranty and extended warranty	1,348	1,635
Property and equipment	88	362
Capital loss carryforward	1,109	1,162
Tax credits	3,258	3,243
Inventory	1,362	1,751
Share-based compensation	1,850	1,999
Intangible assets	1,601	1,612
Deferred compensation	143	117
Allowance for doubtful accounts	34	84
Other	304	263
Deferred tax asset, gross	63,527	57,289
Valuation allowance for deferred tax assets	(63,527)	(57,289)
Deferred tax asset, net	$—	$—
At June 30, 2013, the Company has federal and state net operating loss carryforwards of $139.6 million and $93.5 million, respectively. These amounts include share-based compensation deductions of $1.0 million that will be recorded to contributed capital when realized. The remaining federal net operating loss will begin expiring in 2023, unless previously utilized. State net operating loss carryforwards generally begin to expire in 2014, unless previously utilized.

At June 30, 2013, the Company had federal and California research and development tax credit carryforwards totaling $1.2 million and $3.1 million, respectively. The California research credit may be carried forward indefinitely. The federal research credit will begin expiring in 2025 unless previously utilized. In addition, the Company has foreign tax credit carryforwards totaling $0.3 million, which will begin expiring in 2015 unless previously utilized. The Company has federal alternative minimum tax credit carryforwards totaling $0.2 million which can be carried forward indefinitely.
NOTE 6 — EQUITY
Sale of Common Stock
In February 2013, in a private placement transaction, the Company sold an aggregate of 1,020,409 shares of its common stock at $0.98 per share for gross proceeds of $1.0 million and net proceeds of approximately $0.9 million.
In March 2012, the Company sold an aggregate of 3,640,000 shares of its common stock at $2.00 per share for gross proceeds of approximately $7.3 million and net proceeds of approximately $6.6 million.
Issuance of Common Stock for Payment of Interest
In June 2013, the Company issued an aggregate of 348,490 shares of common stock at $1.15 per share to the holders of its outstanding convertible notes as payment of interest on such notes.
Warrants
In connection with the Company's March 2011 private placement, the Company issued warrants to purchase up to 3,807,331 shares of common stock. Each warrant has an exercise price of $1.71 per share of common stock. The warrants are immediately exercisable and have a five-year term. In connection with the offering and as partial compensation for the placement agent's services, the Company issued to the placement agent a warrant initially exercisable to purchase up to 259,591 shares of common stock at an exercise price of $1.71 per share; with other terms also substantially the same as the warrants issued to the purchasers. During fiscal 2013 and 2012, the Company issued zero and 12,464 shares of common stock, respectively, upon exercise of certain of these outstanding warrants.
In connection with the Company's February 2010 private placement, the Company issued warrants to purchase up to 6,373,266 shares of common stock with an exercise price of $2.583 per share. In connection with this transaction, the Company issued a warrant to purchase up to 180,865 shares of common stock at an exercise price of $2.952 per share to the placement agent. The warrants are immediately exercisable, have a five-year term, and provide for weighted-average anti-dilution protection in the event that the Company issues additional securities at a price less than the then-effective exercise price of the warrants. Reflective of previous anti-dilution adjustments, the number of outstanding warrants to purchase shares of common stock associated with the February 2010 private placement at June 30, 2012 was 8,368,135 shares with a per share strike price of $1.967. As part of the February 2013 sale of common stock, and the payment of convertible notes interest in shares of common stock, the number of shares of common stock was adjusted from 8,368,135 shares to 9,295,459 shares, net of shares previously issued, and the per share strike price of such warrants was proportionately decreased from $1.967 to $1.756, each as a result of the weighted-average anti-dilution provisions in the warrants. During fiscal 2013 and 2012, the Company issued zero and 70,203 shares of common stock, respectively, upon exercise of certain of these outstanding warrants.
In connection with the Company's November 2009 public offering, the Company issued a warrant for the purchase of 103,500 shares of the Company's common stock at $2.625 per share to the underwriter of the offering. The warrant may be exercised at any time beginning on October 25, 2010 and ending on October 30, 2014. As of June 30, 2013, the warrant had not been exercised.

NOTE 7 — SHARE-BASED COMPENSATION
Equity Compensation Plans
The Company has three active stock option plans administered by the Compensation Committee of the Board of Directors. As of June 30, 2013, the Company had reserved an aggregate of 6.2 million shares of common stock for issuance under its three active plans: the 2000 Stock Option Plan (“2000 Plan”), the 2003 Equity Incentive Plan (“2003 Plan”) and the 2009 Equity Incentive Plan (“2009 Plan”) (collectively, the “Option Plans”). The Option Plans provide for the granting of stock and option awards. Currently, the Company may grant new awards only under the 2009 Plan. The 2009 Plan provides for the granting of restricted stock, stock units, stock options and stock appreciation rights. The Option Plans were approved by the Company's shareholders. The Compensation Committee may also grant options outside of the Option Plans as an inducement to an employee commencing employment with the Company (“Inducement Options”). As of June 30, 2013, the Company had reserved an aggregate of 0.5 million shares of common stock for the issuance of Inducement Options.
Option and stock awards granted generally vest over a three-year period. Option awards generally expire after a period not to exceed six years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2009 Plan and 2003 Plan and within 30 days under the 2000 Plan, or upon death or disability, in which case an extended six- or twelve-month exercise period is specified. As of June 30, 2013, approximately 2.3 million shares were available for grant in the future under the Option Plans.
Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions noted in the following table.

	Fiscal Year
	2013	2012
Expected volatility	78.6%	75.0%
Risk-free interest rate	0.9%	1.1%
Dividend yield	—	—
Expected term (in years)	6	6
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

Option activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2011	1,951	$2.73
Granted	334	2.30
Exercised	(213)	1.76
Canceled, forfeited or modified	(410)	3.14
Options outstanding at June 30, 2012	1,662	2.66
Granted	534	1.58
Exercised	(34)	1.32
Canceled, forfeited or modified	(375)	3.62
Options outstanding at June 30, 2013	1,787	$2.16	3.51	$128
Exercisable outstanding at June 30, 2013	1,403	$2.31	3.11	$119
The following table summarizes information about stock options (in thousands, except per share amounts):

	Fiscal Year
	2013	2012
Weighted-average grant date fair value per share of options granted with exercise prices:
Equal to fair value	$1.05	$1.50
Intrinsic value of stock options exercised	$10	$138
Cash received upon exercise of stock options	$40	$374
Actual tax benefit realized for the tax deductions from stock option exercise	$—	$—
Total income tax benefit recognized in the statement of operations	$—	$—
Restricted Stock
The following table summarizes information about restricted stock unit and awards activity (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding:
Restricted stock — June 30, 2011	4,735	$2.49
Granted	1,096	2.20
Vested and released	(1,089)	2.11
Canceled, forfeited or modified	(693)	2.53
Restricted stock — June 30, 2012	4,049	2.51
Granted	446	1.63
Vested and released	(1,682)	2.50
Canceled, forfeited or modified	(168)	2.06
Restricted stock— June 30, 2013	2,645	$2.39

The fair value of each restricted stock unit or award is the market price of the Company's stock on the date of grant and typically vests over three years. In fiscal 2013 and 2012, the fair value of restricted stock that vested was $4.2 million and $2.3 million, respectively. The Company recognized $4.2 million in both fiscal 2013 and 2012 for share-based compensation expense related to these awards.
As of June 30, 2013, there was a total of $4.7 million of unrecognized compensation expense related to unvested equity-based compensation awards under the Option Plans and the Inducement Options. The expense associated with non-vested stock and options awards granted prior to June 30, 2013 is expected to be recognized over a weighted-average period of 1.1 years.
Stock Appreciation Rights
In June 2011, the Company modified options, which had been granted to certain executives during fiscal 2010 to purchase 1.6 million shares of the Company's common stock, and reissued the options as SAR awards. No other terms of the awards changed. The purpose of the amendment and reissuance was to provide that, upon exercise, the SAR would be settled in cash or stock, at the discretion of the Company. Based on the SAR settlement provisions, and the Company's intentions, this modification changed these awards from equity-based instruments to liability-based instruments. As such, the fair value of the SAR awards is recalculated at each subsequent reporting period until settlement, and recorded as an adjustment to the liability. The Company uses a Black-Scholes valuation model to determine the fair value and recorded a current liability of $0.5 million and $1.3 million as of June 30, 2013 and 2012, respectively.
As of June 30, 2013, there were 1.6 million SAR awards vested with an exercise price of $2.49, a remaining contractual term of 2.6 years, and no intrinsic value. No SAR awards were exercised during fiscal 2013 and 2012.
2006 Employee Stock Purchase Plan
In February 2007, the Company adopted the 2006 Employee Stock Purchase Plan (“2006 ESPP”). As of June 30, 2013, 541,000 shares of common stock were reserved for issuance under the 2006 ESPP.
Offerings under the 2006 ESPP are for a duration of six months and consist of one purchase interval. The 2006 ESPP limits stock purchases to (i) no more than $25,000 worth of stock in any calendar year and (ii) no more than 2,500 shares per individual per offering. Shares are purchased at 85% of the lower of the beginning or end of the period price. During fiscal 2013 and 2012, the Company issued 133,590 and 80,672 shares, respectively, and recognized approximately $30,000 and $25,000 as share-based compensation in fiscal 2013 and 2012, respectively.
 NOTE 8 — 401K PLAN
The Company maintains an employee savings and retirement plan (the “401(k) Plan”) covering all of the Company's employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. The Company does not make matching contributions.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its office, production and sales facilities under non-cancelable operating leases that expire in various years through fiscal year 2020. The leases provide for biennial or annual rent escalations intended to approximate increases in cost of living indices, and certain of the leases provide for rent abatement. The San Diego headquarter's lease expires in February 2014 and has a five-year option to renew. The San Jose facility's lease expires in May 2017 and has a five-year option to renew.

Future minimum lease payments under these arrangements are as follows (in thousands):

Minimum Lease Payments
Fiscal 2014	$2,282
Fiscal 2015	828
Fiscal 2016	654
Fiscal 2017	613
Fiscal 2018	38
Thereafter	57
$4,472
Rental expense is recognized on a straight-line basis over the respective lease terms and was $2.7 million and $2.6 million in fiscal 2013 and 2012, respectively.
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at June 30, 2013 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.
In August and October 2010, the Company filed patent infringement lawsuits in the United States District Court for the Southern District of California and United States International Trade Commission (“ITC”), respectively, against various parties. Both lawsuits claim infringement of two of the Company's U.S. Patents, Nos. 6,328,766 and 6,353,581.
In November 2011, the Company entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which the Company released all claims it had against IBM and Dell Inc. in the United States District Court for the Southern District of California and at the ITC. However, the Company's infringement case against BDT AG and its affiliates continues.
In July 2012, the ITC released the public version of the Initial Determination, which finds that the six asserted claims of U.S. Patent No. 6,328,766 are valid. The Initial Determination finds no infringement of United States Patent No. 6,353,581. In November 2012, the full Commission issued an opinion that did not revisit the Chief Administrative Law Judge's conclusion that BDT's customers directly infringe every asserted claim of U.S. Patent No. 6,328,766, and affirmed the validity of the asserted claims of U.S. Patent No. 6,353,581. The Commission remanded certain aspects of the Chief Administrative Law Judge's validity findings for U.S. Patent No. 6,328,766. In December 2012, the Commission granted us a petition for reconsideration and further remanded the determination of whether BDT directly or indirectly infringes certain claims of U.S. Patent No. 6,353,581 to the Chief Administrative Law Judge. In March 2013, the Chief Administrative Law Judge of the ITC issued a public notice of the Remand Initial Determination. The Remand Initial Determination held that there is no infringement of certain claims of U.S. Patent No. 6,353,581, and that the six asserted claims of U.S. Patent No. 6,328,766 are invalid as anticipated. In April 2013, the ITC issued a public notice of the Remand Initial Determination. In May 2013, the ITC granted in part the Company's request to review the Remand Initial Determination, and reviewed the findings that BDT's FlexStor II® product line does not infringe one claim of U.S. Patent No. 6,353,581, and that the asserted claims of U.S. Patent No. 6,328,766 are invalid as anticipated.
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
In August 2012, Quantum Corporation (“Quantum”) filed counterclaims against the Company in the United States District Court for the Southern District of California action, alleging trademark infringement and unfair competition claims, and infringement of U.S. Patent Nos. 5,491,812, 6,542,787, 6,498,771 and 5,925,119 by its products. In April 2013, Quantum filed a complaint against the Company in the United States District Court for the Southern District of California alleging infringement of U.S. Patent No. 7,263,596 by the Company's products. Quantum is seeking monetary damages from the Company and injunctive relief.
In May 2013, Safe Storage LLC (“Safe Storage”), a Delaware limited liability company, filed a complaint against the Company in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,978,346 by the Company's products. Safe Storage is seeking monetary damages from the Company and injunctive relief.

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

	Fiscal 2013
	Q1	Q2	Q3	Q4	Total
Net revenue	$11,711	$12,599	$11,642	$12,068	$48,020
Gross profit	3,943	4,597	3,852	4,408	16,800
Loss from operations	(4,663)	(4,112)	(5,138)	(4,962)	(18,875)
Loss before income taxes	(4,814)	(4,205)	(5,082)	(5,381)	(19,482)
Net loss	(4,863)	(4,273)	(5,086)	(5,425)	(19,647)
Net loss per share:
Basic and diluted(1)(2)	$(0.17)	$(0.15)	$(0.17)	$(0.18)	$(0.68)

	Fiscal 2012
	Q1	Q2	Q3	Q4	Total
Net revenue	$14,075	$15,105	$15,152	$15,300	$59,632
Gross profit	4,587	5,022	4,710	4,841	19,160
Loss from operations	(5,442)	(4,250)	(3,690)	(3,632)	(17,014)
Loss before income taxes	(5,236)	(4,284)	(3,874)	(2,688)	(16,082)
Net loss	(5,355)	(4,292)	(3,820)	(2,694)	(16,161)
Net loss per share:
Basic and diluted(1)(2)	$(0.23)	$(0.18)	$(0.16)	$(0.10)	$(0.66)
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

NOTE 11 — SUBSEQUENT EVENTS
Related-Party Transactions
In July 2013, the Company entered into a supply agreement, and a technology license agreement, with Sphere 3D (“Sphere 3D”). As consideration for the transactions contemplated by the technology license agreement, the Company paid Sphere 3D $250,000 in cash and issued Sphere 3D 213,220 shares of its common stock, with a value at the time of issuance of approximately $250,000. As partial payment under the supply agreement, Sphere 3D issued 769,231 common shares with a value as of the date of issuance equal to approximately $0.5 million to the Company.
In connection with the Sphere 3D transaction, Eric Kelly, the Company's President and Chief Executive Officer, was appointed the chairman of the board of directors of Sphere 3D. Mr. Kelly was also awarded an option to purchase up to 850,000 shares of common stock of Sphere 3D with an exercise price of $0.65 CAD, or approximately $0.63, which we believe represents approximately 5% of Sphere 3D's outstanding shares.