Form 10-Q
period 2013-09-30
OVERLAND STORAGE INC
filed 2013-11-13
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 4, 2013, there were 31,121,938 shares of the registrant's common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.
FORM 10-Q
For the quarterly period ended September 29, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2013	2012
	(Unaudited)
Net revenue:
Product revenue	$6,133	$6,639
Service revenue	4,473	5,072
	10,606	11,711
Cost of product revenue	5,377	6,052
Cost of service revenue	1,660	1,716
Gross profit	3,569	3,943
Operating expenses:
Sales and marketing	3,745	4,125
Research and development	1,309	1,597
General and administrative	2,611	2,884
	7,665	8,606
Loss from operations	(4,096)	(4,663)
Interest income	—	3
Interest expense	(314)	(42)
Other income (expense), net	(161)	(112)
Loss before income taxes	(4,571)	(4,814)
Provision for income taxes	19	49
Net loss	$(4,590)	$(4,863)
Net loss per share:
Basic and diluted	$(0.15)	$(0.17)
Shares used in computing net loss per share:
Basic and diluted	30,725	27,876
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended
	September 30,
	2013	2012
	(Unaudited)

Net loss	$(4,590)	$(4,863)
Other comprehensive income (loss):
Change in unrealized gains	1,384	—
Foreign currency translation adjustments	75	95
Comprehensive loss	$(3,131)	$(4,768)
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	September 30, 2013	June 30, 2013
	(Unaudited)
Assets
Current assets:
Cash	$3,934	$8,831
Short-term investment — related party	1,865	—
Accounts receivable, net of allowance for doubtful accounts of $119 and $94, as of September 30, 2013 and June 30, 2013, respectively	6,366	6,640
Inventories	10,029	10,354
Other current assets	1,846	1,923
Total current assets	24,040	27,748
Property and equipment, net	2,039	2,014
Intangible assets, net	985	652
Other assets	814	989
Total assets	$27,878	$31,403
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,555	$5,221
Accrued liabilities	4,734	5,003
Accrued payroll and employee compensation	1,817	2,140
Income taxes payable	187	178
Accrued warranty	757	790
Deferred revenue	7,392	7,732
Total current liabilities	19,442	21,064
Deferred revenue, long-term	2,734	2,975
Long-term debt	16,750	16,750
Other long-term liabilities	1,250	910
Total liabilities	40,176	41,699
Commitments and contingencies (Note 6)
Shareholders’ equity (deficit):
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of September 30, 2013 and June 30, 2013	—	—
Common stock, no par value, 90,200 shares authorized; 31,119 and 30,403 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	124,195	123,065
Accumulated other comprehensive income (loss)	467	(991)
Accumulated deficit	(136,960)	(132,370)
Total shareholders’ equity (deficit)	(12,298)	(10,296)
Total liabilities and shareholders’ equity (deficit)	$27,878	$31,403
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	September 30,
	2013	2012
	(Unaudited)
Operating activities:
Net loss	$(4,590)	$(4,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	328	277
Share-based compensation	910	1,254
Changes in operating assets and liabilities:
Accounts receivable	273	3,009
Inventories	333	(386)
Accounts payable and accrued liabilities	(1,011)	(2,074)
Accrued payroll and employee compensation	(200)	(95)
Deferred revenue	(580)	(754)
Other assets and liabilities, net	251	338
Net cash used in operating activities	(4,286)	(3,294)
Investing activities:
Purchase of fixed assets	(190)	(291)
Purchase of intangible assets	(250)	—
Net cash used in investing activities	(440)	(291)
Financing activities:
Payment for restricted stock tax liability on net settlement	(224)	(359)
Proceeds from exercise of stock options and ESPP purchases	49	145
Proceeds from borrowings, net	—	500
Net cash (used in) provided by financing activities	(175)	286
Effect of exchange rate changes on cash	4	3
Net decrease in cash	(4,897)	(3,296)
Cash, beginning of period	8,831	10,522
Cash, end of period	$3,934	$7,226
Supplemental disclosures of non-cash activities:
Accounts payable for purchases of property and equipment	$105	$—
Equity award fair value adjustment to liability	$145	$149
Common stock issued for purchase of intangible assets	$250	$—
Common stock received from related party	$481	$—
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Financial Statement Preparation
The accompanying interim unaudited consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the “Company”) should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2013. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed statements do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company's consolidated condensed results of operations, comprehensive loss, financial position, and cash flows as of September 30, 2013, and for all periods presented. The results reported in these consolidated condensed financial statements for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.
The Company operates its business in one operating segment.
The Company operates and reports using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. For ease of presentation, the Company's last fiscal year ended June 30, 2013 and the Company's first quarter of fiscal 2014 is considered to have ended September 30, 2013. For example, reference to the quarter ended September 30, 2013, the three months ended September 30, 2013, or the first quarter of fiscal 2014 refer to the fiscal quarter ended September 29, 2013. The first quarter of fiscal 2014 and 2013 each included 13 weeks.
The Company has incurred losses since fiscal 2006 and negative cash flows from operating activities since fiscal 2007. As of September 30, 2013, the Company had an accumulated deficit of $137.0 million. During the first quarter of fiscal 2014, the Company incurred a net loss of $4.6 million. The Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.
The Company has projected its cash on hand and available borrowings under its credit facility will be sufficient to allow the Company to continue operations for the next 12 months. In addition, in November 2013, the Company amended and restated its Note Purchase Agreement to sell up to an additional $7.0 million in convertible promissory notes. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on the Company’s liquidity. This could force the Company to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects. The Company may seek debt, equity, or equity-based financing (such as convertible debt) when market conditions permit.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2014 presentation.

Short-term Investment
The Company's short-term investment is made up of a marketable security. This investment is classified as available-for-sale and is reported at fair value based on quoted prices using the specific identification method. Unrealized gains and losses are recorded in other comprehensive loss and included as a separate component of shareholders' equity (deficit). Realized gains and losses and declines in value judged to be other than temporary on marketable securities, if any, are included in other income in the consolidated condensed statement of operations.
Fair Value of Financial Instruments
The Company's financial instruments including cash, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The Company's short-term investment is measured at fair value using Level 1 inputs as the stock is traded on the TSX Venture Exchange. The carrying amount of the Company's borrowings under its credit facility approximates its fair value as the interest rate of the credit facility is substantially comparable to rates offered for similar debt instruments. The fair value of the Company's convertible notes is estimated at $11.5 million using an estimated interest rate of 12%, and is classified within Level 3 of the fair value hierarchy. At September 30, 2013, the carrying value of the convertible notes was $13.25 million.
The framework for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value as follows:

Level 1 -	Quoted prices (unadjusted) in active markets for identical assets or liabilities,

Level 2 -	Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data, and

Level 3 -	Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.
NOTE 2 — SHORT-TERM INVESTMENT
Related Party
In July 2013, the Company entered into a supply agreement with Sphere 3D Corporation (“Sphere 3D”). As partial payment under the supply agreement, Sphere 3D issued 769,231 common shares with a value as of the date of issuance equal to approximately $0.5 million to the Company. Sphere 3D's shares are traded on the TSX Venture Exchange. The short-term investment is classified as available-for-sale marketable securities. In addition, the Company recorded approximately $0.5 million liability related to the supply agreement, which is included in other long-term liabilities. See note 10 for additional related party disclosure.
The following summarizes short-term investment (in thousands):

	September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investment — related party	$481	$1,384	$—	$1,865

NOTE 3 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following table summarizes inventories (in thousands):

	September 30, 2013	June 30, 2013
Raw materials	$3,463	$3,496
Work in process	791	857
Finished goods	5,775	6,001
	$10,029	$10,354
The following table summarizes other current assets (in thousands):

	September 30, 2013	June 30, 2013
Deferred cost - service contracts	$1,097	$1,192
Prepaid insurance and services	438	355
VAT receivable	102	155
Short-term deposits	64	119
Other	145	102
	$1,846	$1,923
The following table summarizes other assets (in thousands):

	September 30, 2013	June 30, 2013
Deferred cost – service contracts	$541	$702
Other	273	287
	$814	$989
The following table summarizes accrued liabilities (in thousands):

	September 30, 2013	June 30, 2013
Accrued expenses	$3,771	$3,955
Accrued third-party service contracts	963	1,048
	$4,734	$5,003
The following table summarizes other long-term liabilities (in thousands):

	September 30, 2013	June 30, 2013
Deferred rent	$660	$782
Accrued third-party service contracts	109	125
Related party other	481	—
Other	—	3
	$1,250	$910

NOTE 4 — NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period increased by the weighted-average number of dilutive common stock equivalents outstanding during the period, using the treasury stock method. Dilutive common stock equivalents are comprised of options granted under the Company's stock option plans, employee stock purchase plan (“ESPP”) share purchase rights, convertible notes, and common stock purchase warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position.
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Restricted stock not yet vested and released	2,097	3,617
Options outstanding and ESPP share purchase rights	1,547	1,090
Common stock purchase warrants	13,634	12,637
Convertible notes	10,192	—
Convertible notes interest	3,978	—
NOTE 5 — INCOME TAXES
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties in its consolidated condensed balance sheets at September 30, 2013 and June 30, 2013, and recognized no interest or penalties in the consolidated condensed statements of operations for the three months ended September 30, 2013 and 2012.
The Company is subject to federal and state taxation in the United States and also in certain foreign tax jurisdictions. The Company's tax returns for fiscal 2010 and thereafter are subject to examination by the U.S. federal tax authorities, and the Company's tax returns for fiscal 2009 and thereafter are subject to examination by state tax authorities.
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

Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. The Company contracts with third-party service providers to provide service relating to on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement. The Company had $1.6 million and $1.9 million in deferred costs related to deferred service revenue at September 30, 2013 and June 30, 2013, respectively.
In addition, the Company had $0.1 million and $0.2 million in deferred software revenue at September 30, 2013 and June 30, 2013, respectively, which is not included in the table below.
Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2013	$790	$10,354
Settlements made during the period	(109)	(3,010)
Change in liability for warranties issued during the period	85	2,368
Change in liability for preexisting warranties	(9)	—
Liability at September 30, 2013	$757	$9,712
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at September 30, 2013 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.
In August and October 2010, the Company filed patent infringement lawsuits in the United States District Court for the Southern District of California and with the United States International Trade Commission (“ITC”), respectively, against various parties. Both lawsuits claim infringement of two of the Company's U.S. Patents; Nos. 6,328,766 and 6,353,581.
In November 2011, the Company entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which the Company released all claims it had against IBM and Dell in connection with the patent infringement lawsuits the Company had filed in the United States District Court for the Southern District of California and at the ITC. In opinions issued by the ITC in November 2012 and May 2013, the ITC concluded or otherwise did not disturb findings that BDT’s customers directly infringe the six asserted claims of U.S. Patent No. 6,328,766, and that all but one of the asserted claims of U.S. Patent No. 6,353,581 are valid. The ITC also concluded that the six asserted claims of U.S. Patent No. 6,328,766 were invalid as anticipated, and that the accused BDT products did not infringe the asserted claims of U.S. Patent No. 6,353,581. In May 2013, the ITC terminated the investigation.
In June 2012, the Company filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. In these lawsuits, the Company has asserted claims of infringement on one or both of the following U.S. Patent Nos. owned by the Company: 6,328,766 and 6,353,581, against the following defendants: Quantum Corporation (“Quantum”), based in San Jose, California; Spectra Logic Corporation (“Spectra Logic”), based in Boulder, Colorado; PivotStor, Inc., based in Irvine, California; Qualstar Corporation, based in Simi Valley, California; Tandberg Data GmbH, based in Germany; Tandberg Data Corp., based in Westminster, Colorado; and Venture Corporation Limited, based in Singapore. In October 2012, the Company voluntarily dismissed its claims against Venture Corporation. In February 2013, the Company filed a joint motion to dismiss its case against Tandberg Data GmbH and Tandberg Data Corp. without prejudice.

In August 2012, Quantum filed counterclaims against the Company in the United States District Court for the Southern District of California action alleging trademark infringement and unfair competition claims, and infringement of U.S. Patent Nos. 5,491,812, 6,542,787, 6,498,771 and 5,925,119 by its products. In April 2013, Quantum filed a complaint against the Company in the United States District Court for the Southern District of California alleging infringement of U.S. Patent No. 7,263,596 by the Company's products. Quantum is seeking monetary damages from the Company and injunctive relief.
In May 2013, Safe Storage LLC (“Safe Storage”), a Delaware limited liability company, filed a complaint against the Company in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,978,346 by the Company's products. Safe Storage is seeking monetary damages from the Company and injunctive relief.
In June 2013, Spectra Logic filed a Petition for Inter Partes Review of the claims of U.S. Patent No. 6,328,766 with the United States Patent and Trademark Office. The petition has been assigned Case No. IPR2013-00357. In September 2013, the Company filed a preliminary response to the petition. The United States Patent and Trademark Office has not issued a decision granting or denying the petition.
NOTE 7 — INTANGIBLE ASSETS
Intangible assets, net, consist of customer contracts and trade names acquired in the June 2008 acquisition of SnapServer, which have been assigned an estimated useful life of six years. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.
In the first quarter of fiscal 2014, the Company entered into a technology license agreement, with a related party, and recorded an intangible asset of $0.5 million. Amortization will commence upon shipment of the product, which is expected during the second half of fiscal 2014.
The following table summarizes intangible assets (in thousands):

	September 30, 2013	June 30, 2013
Technology	$2,427	$1,928
Customer contracts and trade names	3,853	3,853
	6,280	5,781
Less: Accumulated amortization	(5,295)	(5,129)
	$985	$652

Amortization expense of intangible assets was $0.2 million during the first quarter of both fiscal 2014 and 2013. Estimated amortization expense for intangible assets is approximately $0.5 million for the remainder of fiscal 2014.
NOTE 8 — EQUITY (DEFICIT)
Restricted Stock
During the first quarter of fiscal 2014, the Company issued 448,295 shares of common stock in conjunction with vested restricted stock units. The restricted stock unit holders surrendered 203,209 restricted stock units to pay for minimum withholding taxes totaling $0.2 million. During the first quarter of fiscal 2013, the Company issued 430,410 shares of common stock in conjunction with vested restricted stock units, and the restricted stock unit holders surrendered 184,228 restricted stock units to pay for minimum withholding taxes totaling $0.4 million. Options and restricted stock units outstanding were approximately 3.9 million shares and 4.4 million shares as of September 30, 2013 and June 30, 2013, respectively.

Outside of 2009 Equity Incentive Plan
During the first quarter of fiscal 2014, the Company granted to an officer a restricted stock award to acquire 125,000 shares and an option award to purchase 75,000 shares of common stock. These awards vest over three years. During the first three months of fiscal 2013, the Company granted to an officer a restricted stock award to acquire 200,000 shares of common stock. This restricted stock award vests over three years.
Employee Stock Purchase Plan
During the first quarter of fiscal 2014 and 2013, the Company issued 54,357 and 64,890, respectively, shares of common stock purchased through the Company's 2006 employee stock purchase plan.
Common Stock Exercises
During the first quarter of fiscal 2014 and 2013, the Company issued none and 27,751, respectively, shares of common stock upon exercise of outstanding stock options.
NOTE 9 — DEBT
Credit Facility
In August 2011, the Company entered into a loan and security agreement, or credit facility, which allows for revolving cash borrowings up to $8.0 million. The proceeds of the credit facility may be used to fund the Company's working capital and to fund its general business requirements. The obligations under the credit facility are secured by substantially all assets of the Company other than 65% of the stock of our foreign subsidiaries, which are pledged under the Company's convertible notes. Borrowings under the credit facility bear interest at the prime rate (as defined in the credit facility) plus a margin of either 1.00% or 1.25%, depending on the Company's liquidity coverage ratio. The Company is also obligated to pay other customary facility fees and arrangement fees for a credit facility of this size and type. In August 2013, the credit facility was amended to extend the scheduled maturity date to August 7, 2015 and add a separate line of credit in the amount of $750,000 for letters of credit, foreign exchange contracts, and cash management. At September 30, 2013, the interest rate on the credit facility was 4.25%.
The credit facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company's and its subsidiaries' ability to incur liens and indebtedness, make certain types of payments, merge or consolidate, and make dispositions of assets. The credit facility specifies customary events of default (some of which are subject to applicable grace or cure periods) including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Upon the occurrence of an event of default under the credit facility, the lender may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and deduct such amounts from the Company’s lockbox account on deposit with the bank. At September 30, 2013, the Company was in compliance with all covenants of the credit facility.
At September 30, 2013, the Company had $3.5 million outstanding on the credit facility, which was recorded as long-term debt, and remaining external borrowing capacity of $4.5 million. No payments are due within the next 12 months. While the credit facility is recorded as long-term debt, it is a revolving line of credit and borrowings and payments are presented on a net basis in the consolidated statement of cash flows.
Convertible Notes
In February 2013, the Company entered into a Note Purchase Agreement (the “NPA”) with the note purchaser's party thereto (the “Purchasers”), which was amended in March 2013. The Company sold to the Purchasers convertible promissory notes (the “Notes”) of the Company in an aggregate original principal amount of $13.25 million. The Notes are scheduled to mature in February 2017 and bear interest at a rate of 8% per annum, payable semi-annually. Debt issuance costs of $0.2 million have been included in other assets and will be amortized over the term of the Notes. At September 30, 2013, the Notes' principal balance was $13.25 million and has been recorded as long-term debt. No payments of principal are due within the next 12 months.

The Company may, subject to certain limitations, pay interest in cash or in shares of common stock at its option beginning the quarter ended June 30, 2013, provided that at any time the Purchasers hold 20% or more of the then outstanding common stock, the Purchasers (and not the Company) will have the option to determine whether the applicable interest payment payable to the Purchasers during such time is payable in cash or shares of common stock. The number of shares of common stock that may be issued as payment of interest on the Notes will be determined by dividing the amount of interest due to the holder of the Notes by the volume weighted average of the closing price of one share of the common stock as reported on the NASDAQ Capital Market for the 20 consecutive trading days up to and including the trading day on the third trading day prior to the valuation date, using the interest payment due date at the valuation date; provided the Company may not pay interest in shares of common stock at a price per share lower than $0.98 (as adjusted from time to time for items such as stock splits, combinations, reclassifications, or recapitalizations). In the event of a share price lower than $0.98 per share, the Company has the option to pay interest in a combination of shares of common stock and cash so long as the number of shares of common stock that the Company issues does not exceed the quotient obtained by dividing the interest payable at such time by $0.98, and the difference between the amount of the interest paid in shares and the average closing price of the shares of common stock, determined as described above, will be payable in cash.
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
The NPA contains customary covenants, including covenants that limit or restrict the Company's ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the NPA, the Purchasers may declare all amounts outstanding to be immediately due and payable. The NPA specifies a number of events of default (some of which are subject to applicable grace or cure periods) including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. In the event of default, the interest rate shall automatically increase to 11%. The Company has also granted certain registration rights to the Notes' purchasers. At September 30, 2013, the Company was in compliance with all covenants of the Notes.
NOTE 10 — RELATED PARTY
In July 2013, the Company entered into a supply agreement, and a technology license agreement, with Sphere 3D. As consideration for the transactions contemplated by the technology license agreement, the Company paid Sphere 3D $250,000 in cash and issued Sphere 3D 213,220 shares of its common stock, with a value at the time of issuance of approximately $250,000. As partial payment under the supply agreement, Sphere 3D issued 769,231 common shares with a value as of the date of issuance equal to approximately $0.5 million to the Company.
In connection with the July 2013 Sphere 3D transaction, Eric Kelly, the Company's President and Chief Executive Officer, was appointed chairman of the board of directors of Sphere 3D. Mr. Kelly was also awarded an option to purchase up to 850,000 shares of common stock of Sphere 3D with an exercise price of approximately $0.63, which is believed to represent approximately 5% of Sphere 3D's outstanding shares at the time the award was granted.
At September 30, 2013, the Company had $16,000 in both accounts receivable and deferred revenue related to the Sphere 3D supply agreement. No revenue or expense was recognized related to the supply agreement during the first quarter of fiscal 2014.

 NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.
In July 2013, the FASB, issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance affects presentation only and, therefore, it is not expected to have a material impact on the Company's consolidated financial results.
NOTE 12 — SUBSEQUENT EVENTS
Lease
On October 15, 2013, the Company amended the lease for its corporate headquarters in San Diego, California. Under the terms of the amendment, the Company extended the expiration date of the lease from February 28, 2014 to March 31, 2019, reduced the rentable square footage under the lease, and reduced the Company's monthly base rent and share of facility expenses.
Acquisition Agreement
On November 1, 2013, the Company entered into a definitive agreement for Overland to acquire Tandberg Data Holdings S.à r.l. (“Tandberg”), a privately held global leader of data storage and data protection solutions in exchange for shares of common stock of Overland. The acquisition is currently expected to be completed by the end of December 2013, subject to customary closing conditions, shareholder, and regulatory approvals. If the acquisition is completed, Tandberg will become a wholly-owned subsidiary of the Company. The shareholders of Tandberg will be entitled to receive, as a result of the acquisition, 47,152,630 shares of common stock of the Company, and will own approximately 54% of the common stock of the Company (assuming no shares of common stock are issued after November 1, 2013 but before the closing other than conversion of the outstanding convertible promissory notes and the exercise of all exercisable securities of the Company having an exercise price of not more than $1.30 per share). The acquisition will be treated as a business combination for accounting purposes, and the Company will be the accounting acquirer and Tandberg will be the accounting acquiree based on a number of factors, which will be finalized upon the closing of the acquisition. These factors included, but were not limited to, an evaluation of both quantitative and qualitative factors including the voting rights agreement and composition of management.

Amendment to Convertible Notes
On November 1, 2013, the Company amended and restated its Note Purchase Agreement and agreed to sell up to an additional $7.0 million in convertible promissory notes (the “Additional Notes”) to Cyrus Capital Partners, L.P., the beneficial owner of Tandberg, and certain of its affiliates (collectively “Cyrus”). The Additional Notes, when issued, are scheduled to mature 4 years from date of issuance and bear interest at a rate of 8% per annum payable semi-annually. The Company may pay interest in cash or shares of common stock, subject to certain limitations. The Company has also granted certain registration rights to purchaser of the Additional Notes. The Additional Notes are secured by a pledge of 65% of the stock of each of the Company's current foreign subsidiaries. As a result of this transaction, the exercise price of the Company's outstanding warrants to purchase shares of common stock issued in February 2010 will be adjusted downward when the Additional Notes are issued, and there will be a corresponding increase in the number of shares of common stock issuable upon exercise of such warrants.
Upon the filing of a preliminary proxy statement for the approval of the issuance of the shares issuable for the above acquisition, all of the convertible promissory notes previously issued pursuant to the Note Purchase Agreement in February 2013 will automatically convert into shares of the Company’s common stock pursuant to their existing terms and at their existing conversion price of $1.30 per share, subject to a limitation prohibiting any such holder from holding more than 19.99% of the Company's common stock following such conversion. Cyrus and the other convertible debt holders will convert approximately 81% of their currently outstanding convertible notes into shares of Overland common stock. The preliminary proxy statement was filed on November 8, 2013, and the Company issued 8,247,896 shares of common stock in satisfaction of 81% of the Company's outstanding convertible notes at September 30, 2013. On November 12, 2013, the Company completed a private placement of $3.0 million of the Additional Notes.
Issuance of Common Stock for Payment of Interest
On November 8, 2013, the Company issued an aggregate of 379,310 shares of common stock at $0.98 per share to the holders of its outstanding convertible notes as payment of interest on such notes, which was payable upon conversion of the convertible notes.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction, or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs and operating expenses; our ability to achieve the intended cost savings and maintain quality with our manufacturing partner; our ability to generate cash from operations; the ability of our suppliers to provide an adequate supply of components for our products at prices consistent with historical prices; our ability to raise outside capital and to repay our debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to regain compliance with the continued listing requirements of, and thereby maintain the listing of our common stock on, the NASDAQ Capital Market; customers', suppliers', and creditors' perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; our ability to enforce our intellectual property rights and protect our intellectual property (including the outcome of our ongoing patent litigation); general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. In evaluating such statements, we urge you to specifically consider various factors identified in this report, including the matters set forth under the heading “Risk Factors” in Item 1A of Part II of this report, and set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission ("SEC") on September 18, 2013 under the caption “Risk Factors” in Item 1A of Part I, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.
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
We reported net revenue of $10.6 million for the first quarter of fiscal 2014, compared with $11.7 million for the first quarter of fiscal 2013. The decline in net revenue resulted in a net loss of $4.6 million, or $0.15 per share, for the first quarter of fiscal 2014 compared with a net loss of $4.9 million, or $0.17 per share, for the first quarter of fiscal 2013.
Intellectual property rights. In August and October 2010, we filed patent infringement lawsuits in the United States District Court for the Southern District of California and with the United States International Trade Commission (“ITC”), respectively, against various parties. Both lawsuits claim infringement of two of our U.S. Patents; Nos. 6,328,766 and 6,353,581.
In opinions issued by the ITC in November 2012 and in May 2013, the ITC concluded or otherwise did not disturb findings that BDT’s customers directly infringe the six asserted claims of U.S. Patent No. 6,328,766, and that all but one of the asserted claims of U.S. Patent No. 6,353,581 are valid. The ITC also concluded that the six asserted claims of U.S. Patent No. 6,328,766 were invalid as anticipated, and that the accused BDT products did not infringe the asserted claims of U.S. Patent No. 6,353,581. In May 2013, the ITC terminated the investigation. See “Item 1. Legal Proceedings” for additional information on the patent litigation lawsuits.
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
In June 2013, Spectra Logic filed a Petition for Inter Partes Review of the claims of U.S. Patent No. 6,328,766 with the United States Patent and Trademark Office. The petition has been assigned Case No. IPR2013-00357. In September 2013, we filed a preliminary response to the petition. The United States Patent and Trademark Office has not issued a decision granting or denying the petition.
Liquidity and capital resources. At September 30, 2013, we had cash and a short-term investment of $3.9 million and $1.9 million, respectively, compared to cash of $8.8 million at June 30, 2013. In the first quarter of fiscal 2014, we incurred a net loss of $4.6 million. Our credit facility provides for an up to $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At September 30, 2013, we had a balance of $3.5 million recorded as long-term debt, and a remaining external borrowing capacity of $4.5 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during fiscal 2014 as we continue to reshape our business model and further improve operational efficiencies.

Management has projected that cash on hand and available borrowings under our credit facility will be sufficient to allow us to continue operations for the next 12 months. In addition, in November 2013, we amended and restated our Note Purchase Agreement to sell up to an additional $7.0 million in convertible promissory notes. Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects. We may seek debt, equity, or equity-based financing (such as convertible debt) when market conditions permit.
As of September 30, 2013, we had working capital of $4.6 million, reflecting a decrease in current assets of $3.7 million and a decrease in current liabilities of $1.6 million compared to June 30, 2013. The decrease in current assets is primarily attributable to (i) a $4.9 million decrease in cash, (ii) a $0.3 million decrease in accounts receivable due to lower sales volumes primarily in our tape-based products sold in the Americas and EMEA regions, and (iii) a $0.3 million decrease in inventory. These decreases were offset by an increase in short-term investment of $1.9 million related to our investment in Sphere 3D Corporation. The decrease in current liabilities is primarily attributable to a $0.9 million decrease in accounts payable and accrued liabilities related to operating activities and a $145,000 decrease in our stock appreciation rights valuation liability.
Recent Developments

•
On October 15, 2013, we amended the lease for our corporate headquarters in San Diego, California. Under the terms of the amendment, we extended the expiration date of the lease from February 28, 2014 to March 31, 2019, reduced the rentable square footage under the lease, and reduced our monthly base rent and share of facility expenses.

•
On November 1, 2013, we entered into a definitive agreement for the acquisition of Tandberg Data Holdings, S.à r.l. (“Tandberg”), a privately held global leader of data storage and data protection solutions. The combination of Overland and Tandberg would expand our geographical reach in Europe, Asia and the Middle East, as well as strengthen our research and development team. The sole consideration payable by us in the acquisition consists of shares of our common stock. The acquisition is currently expected to be completed by the end of December 2013, subject to customary closing conditions, shareholder and regulatory approvals.

•
On November 1, 2013, we amended and restated our Note Purchase Agreement and agreed to sell up to an additional $7.0 million in convertible promissory notes (the “Additional Notes”) to Cyrus Capital Partners, L.P., the beneficial owner of Tandberg, and certain of its affiliates. The Additional Notes, when issued, are scheduled to mature four years from date of issuance and bear interest at a rate of 8% per annum payable semi-annually. We may pay interest in cash or shares of common stock, subject to certain limitations. We have also granted certain registration rights to the purchaser of the Additional Notes. The Additional Notes are secured by a pledge of 65% of the stock of each of our current foreign subsidiaries.

•
On November 8, 2013, we filed a preliminary proxy statement for the acquisition of Tandberg, and we issued 8,247,896 shares of our common stock in satisfaction of 81% of our outstanding convertible notes at September 30, 2013.

•	On November 12, 2013, we completed a private placement of $3.0 million of the Additional Notes.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Operations and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2013; and we discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of that report. Unless otherwise described below, there have been no material changes in our critical accounting policies and estimates.

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Three Months Ended
	September 30,
	2013	2012
Net revenue	100.0%	100.0%
Cost of revenue	66.3	66.3
Gross profit	33.7	33.7
Operating expenses:
Sales and marketing	35.3	35.2
Research and development	12.3	13.6
General and administrative	24.6	24.6
	72.2	73.4
Loss from operations	(38.5)	(39.7)
Other income (expense), net	(4.5)	(1.4)
Loss before income taxes	(43.0)	(41.1)
Provision for income taxes	0.2	0.4
Net loss	(43.2)%	(41.5)%

A summary of the sales mix by product follows:

	Three Months Ended
	September 30,
	2013	2012
Tape-based products:
NEO Series®	26.0%	32.4%
Disk-based products:
REO Series®	0.7	0.9
SnapServer®	24.2	17.0
	24.9	17.9
Service	42.2	43.3
Spare parts and other	6.9	6.4
	100.0%	100.0%

The First Quarter of Fiscal 2014 compared with the First Quarter of Fiscal 2013
Net Revenue. Net revenue decreased to $10.6 million during the first quarter of fiscal 2014 from $11.7 million during the first quarter of fiscal 2013, a decrease of $1.1 million, or 9.4%. The decline was due to lower revenue from our branded products, primarily as a result of decreased sales volumes in our tape-based products sold in the Americas and EMEA, offset by an increase in sales volumes in our disk-based products sold in EMEA. OEM net revenue, which is primarily made up of service revenue, accounted for 12.2% and 11.6% of net revenues in the first quarter of fiscal 2014 and 2013, respectively.
Product Revenue
Net product revenue decreased to $6.1 million during the first quarter of fiscal 2014 from $6.6 million during the first quarter of fiscal 2013. The decrease of approximately $0.5 million, or 7.6%, was primarily associated with a decrease in sales of our NEO® products of $1.0 million primarily related to a decrease in sales of our add-on drives, offset by an increase of $0.5 million from disk-based products primarily related to an increase in sales volumes of our SnapServer® DX products.
Service Revenue
Net service revenue decreased to $4.5 million during the first quarter of fiscal 2014 from $5.1 million during the first quarter of fiscal 2013. The decrease of approximately $0.6 million, or 11.8%, was primarily due to decreased service revenue from our extended service contracts primarily related to lower tape-based product sales.
Gross Profit. Overall gross profit decreased to $3.6 million during the first quarter of fiscal 2014 compared to $3.9 million during the first quarter of fiscal 2013. Gross margin at 33.7% was constant for the first quarter of fiscal 2014 and 2013.
Product Revenue
Gross profit on our products during the first quarter of fiscal 2014 was $0.8 million compared to $0.6 million during the first quarter of fiscal 2013. The increase of $0.2 million, or 33.3%, was primarily due to increased sales volumes of disk-based products and more favorable product mix within both tape-based and disk-based products. Gross margin on product revenue at 12.3% for the first quarter of fiscal 2014 increased from 8.8% for the first quarter of fiscal 2013.
Service Revenue
Gross profit on our services during the first quarter of fiscal 2014 was $2.8 million compared to $3.4 million during the first quarter of fiscal 2013. The decrease of $0.6 million, or 17.6%, was primarily due to a decrease in our extended service contracts due to a decrease in tape-based product sales. Gross margin on our services at 62.9% for the first quarter of fiscal 2014 decreased from 66.2% for the first quarter of fiscal 2013.

Share-based Compensation Expense. During the first quarter of fiscal 2014 and 2013, we recorded share-based compensation expense of approximately $0.9 million and $1.3 million, respectively. Share-based compensation expense for the second quarter of fiscal 2014 is expected to be approximately $1.0 million.
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Cost of product sales	$18	$35
Sales and marketing	241	250
Research and development	64	79
General and administrative	587	889
	$910	$1,253
Sales and Marketing Expense. Sales and marketing expense in the first quarter of fiscal 2014 decreased to $3.7 million from $4.1 million during the first quarter of fiscal 2013. The decrease of $0.4 million, or 9.8%, was primarily due to a decrease of $0.2 million in employee and related expenses associated with a decrease in average headcount, and a decrease of $0.2 million in public relations and advertising expense, including contractor fees.
Research and Development Expense. Research and development expense in the first quarter of fiscal 2014 decreased to $1.3 million from $1.6 million during the first quarter of fiscal 2013. The decrease of $0.3 million, or 18.8%, was primarily due to a decrease in employee and related expenses associated with a decrease in average headcount.
General and Administrative Expense. General and administrative expense in the first quarter of fiscal 2014 decreased to $2.6 million from $2.9 million during the first quarter of fiscal 2013. The decrease of $0.3 million, or 10.3%, was primarily a result of a decrease in employee and related expenses associated with a decrease in average headcount. In addition, there was a $0.3 million increase in legal expense primarily related to our on-going patent infringement lawsuits and other legal requirements during the quarter, offset by a $0.3 million decrease in share-based compensation related to the departure of an officer.
Interest Expense. Interest expense in the first quarter of fiscal 2014 increased to $314,000 from $42,000 during the first quarter of fiscal 2013. The increase was related to interest expense for the convertible notes we sold in February 2013.
Other Income (Expense), Net. During the first quarter of fiscal 2014, we incurred other expense, net, of $161,000 compared to $112,000 of expense, net, during the first quarter of fiscal 2013. The change was primarily due to an increase in realized foreign currency exchange losses during the first quarter of fiscal 2014 due to currency fluctuations.
Liquidity and Capital Resources
At September 30, 2013, we had cash and a short-term investment of $3.9 million and $1.9 million, respectively, compared to cash of $8.8 million at June 30, 2013. In the first quarter of fiscal 2014, we incurred a net loss of $4.6 million. Our credit facility provides for an up to $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At September 30, 2013, we had a balance of $3.5 million recorded as long-term debt, and a remaining external borrowing capacity of $4.5 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during fiscal 2014 as we continue to reshape our business model and further improve operational efficiencies.
As of September 30, 2013, we had working capital of $4.6 million, reflecting a decrease in current assets of $3.7 million and a decrease in current liabilities of $1.6 million compared to June 30, 2013. The decrease in current assets is primarily attributable to (i) a $4.9 million decrease in cash, (ii) a $0.3 million decrease in accounts receivable due to lower sales volumes primarily in our tape-based products sold in the Americas and EMEA regions, and (iii) a $0.3 million decrease in inventory. These decreases were offset by an increase in short-term investments of $1.9 million related to our investment in Sphere 3D Corporation. The decrease in current liabilities is primarily attributable to a $0.9 million decrease in accounts payable and accrued liabilities related to operating activities and a $145,000 decrease in our stock appreciation rights valuation liability.
Management has projected that cash on hand and available borrowings under our credit facility will be sufficient to allow us to continue operations for the next 12 months. In addition, in November 2013, we amended and restated our Note Purchase Agreement to sell up to an additional $7.0 million in convertible promissory notes. Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects. We may seek debt, equity, or equity-based financing (such as convertible debt) when market conditions permit.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2013 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
During the first quarter of fiscal 2014, we used cash in operating activities of $4.3 million, compared to $3.3 million in the first quarter of fiscal 2013. The use of cash during the first quarter of fiscal 2014 was primarily a result of our net loss of $4.6 million offset by $1.2 million in non-cash items, which were share-based compensation, depreciation, and amortization. In addition, we had decreases in accounts receivable, inventory, accounts payable, and accrued liabilities due to lower sales.
We used cash in investing activities of $0.4 million during the first quarter of fiscal 2014, compared to $0.3 million in the first quarter of fiscal 2013. During the first quarter of fiscal 2014 and 2013, capital expenditures totaled $0.2 million and $0.3 million, respectively. In the first quarter of fiscal 2014, such expenditures were associated with the implementation of a new enterprise resource planning system and equipment to support new product introductions. In the first quarter of fiscal 2013, such expenditures were associated with machinery and equipment to support new product introductions. During the first quarter of fiscal 2014, intangible assets totaled $250,000 and related to a technology license agreement.
We used cash in financing activities of $0.2 million during the first quarter of fiscal 2014, compared to cash provided of $0.3 million during the first quarter of fiscal 2013. During the first quarter of fiscal 2014, $224,000 was paid for taxes for net settlement of restricted stock units, offset by proceeds received of $49,000 from ESPP purchases. During the first quarter of fiscal 2013, we borrowed $0.5 million on our credit facility and received $145,000 from the exercise of stock options and ESPP purchases, offset by $0.4 million paid for taxes for net settlement of restricted stock units.
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
Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk from changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. Historically, we have not used derivative instruments or engaged in hedging activities.
Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France, and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations during the first quarter of fiscal 2014 and 2013 resulted in losses of $160,000 and $141,000, respectively, to the consolidated condensed financial statements.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
We are from time to time involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. We do not believe any such legal proceedings or claims will have, individually or in the aggregate, a material adverse effect on our business, liquidity, results of operations, or financial position. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.
In August 2010, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc., and BDT-Solutions GmbH. In October 2010, we filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; IBM; and Dell. Also in October 2010, we filed a complaint for patent infringement with the United States International Trade Commission (“ITC”) against the same defendants. Both lawsuits claimed infringement of two of our U.S. Patents; Nos. 6,328,766 and 6,353,581. The complaints broadly claimed infringement by BDT's products, and they specifically identify BDT's FlexStor II® product line as infringing our patents. The Southern District of California case was stayed to allow the ITC case to move forward first. The ITC instituted the case on November 18, 2010 (Investigation No. 337-TA-746). The trial for such case began on August 29, 2011 and ended on September 7, 2011. In July 2013, the court issued an order lifting the stay of our case against BDT in the United States District Court for the Southern District of California.

In November 2011, we entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which we released all claims we had against IBM and Dell in connection with the patent infringement lawsuits we had filed in the United States District Court for the Southern District of California and at the ITC. In opinions issued by the ITC in November 2012 and May 2013, the ITC concluded or otherwise did not disturb findings that BDT’s customers directly infringe the six asserted claims of U.S. Patent No. 6,328,766, and that all but one of the asserted claims of U.S. Patent No. 6,353,581 are valid. The ITC also concluded that the six asserted claims of U.S. Patent No. 6,328,766 were invalid as anticipated, and that the accused BDT products did not infringe the asserted claims of U.S. Patent No. 6,353,581. In May 2013, the ITC terminated the investigation.
In June 2012, we filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. In these lawsuits, we have asserted claims of infringement on one or both of the following U.S. Patent Nos. owned by us: 6,328,766 and 6,353,581, against the following defendants: Quantum Corporation (“Quantum”), based in San Jose, California; Spectra Logic Corporation (“Spectra Logic”), based in Boulder, Colorado; PivotStor, Inc., based in Irvine, California; Qualstar Corporation, based in Simi Valley, California; Tandberg Data GmbH, based in Germany; Tandberg Data Corp., based in Westminster, Colorado; and Venture Corporation Limited, based in Singapore. In October 2012, we voluntarily dismissed our claims against Venture Corporation. In February 2013, we filed a joint motion to dismiss our case against Tandberg Data GmbH and Tandberg Data Corp. without prejudice.
In August 2012, Quantum filed counterclaims against us in the United States District Court for the Southern District of California action alleging trademark infringement and unfair competition claims, and infringement of U.S. Patent Nos. 5,491,812; 6,542,787; 6,498,771; and 5,925,119 by our products. In April 2013, Quantum filed a complaint against us in the United States District Court for the Southern District of California alleging infringement of U.S. Patent No. 7,263,596 by our products. Quantum is seeking monetary damages from us and injunctive relief.
In May 2013, Safe Storage LLC (“Safe Storage”), a Delaware limited liability company, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,978,346 by our products. Safe Storage is seeking monetary damages from us and injunctive relief.
In June 2013, Spectra Logic filed a Petition for Inter Partes Review of the claims of U.S. Patent No. 6,328,766 with the United States Patent and Trademark Office. The petition has been assigned Case No. IPR2013-00357. In September 2013, we filed a preliminary response to the petition. The United States Patent and Trademark Office has not issued a decision granting or denying the petition.

Item 1A.	Risk Factors.
An investment in our company involves a high degree of risk. In addition to the risk factor below and the other information included or incorporated by reference in this report, you should carefully consider each of the following risk factors in evaluating our business and prospects as well as an investment in our company. The risks and uncertainties described in Item 1A of Part II of our annual report on Form 10-K for the fiscal year ended June 30, 2013 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.
Our investment in Sphere 3D is subject to a variety of risks which could reduce its value.
 We hold 769,231 shares of common stock of Sphere 3D Corporation (“Sphere 3D”), which had a value as of September 30, 2013 of approximately $1.9 million, representing 6.7% of our total assets as of such date. The value of our investment in Sphere 3D could decrease substantially or entirely for a number of reasons, including Sphere 3D's limited operating history, that Sphere 3D may not be able to achieve or maintain revenues or profitability, the limited trading of Sphere 3D's stock on the TSX Venture Exchange and continued significant volatility of its trading price, our lack of control over Sphere 3D's management and operating decisions, the timing and nature of any exit transaction, the fact that the common stock of Sphere 3D is not listed on any U.S. stock exchange, and the fact that the shares of common stock of Sphere 3D owned by us have not been registered under U.S. securities laws, which could make it more difficult to sell our such shares. These factors could cause the value of our investment to decrease significantly, which could cause our financial condition to suffer as a result.

If our common stock is delisted from the NASDAQ Capital Market, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.
On November 4, 2013, we received a letter from the NASDAQ Stock Market LLC (“NASDAQ”) notifying us that we were not in compliance with the requirement of Nasdaq Listing Rule 5550(a)(2) (“Listing Rule”) for continued listing on the NASDAQ Capital Market as a result of the closing bid price for our common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of our common stock at this time. In accordance with the Listing Rule, we have 180 calendar days, or until May 5, 2014, to regain compliance with such rule. To regain compliance, we must have a closing bid price of our common stock above $1.00 for a minimum of 10 consecutive business days. No assurance can be given that we will regain compliance during that period. If we do not regain compliance with Listing Rule during this compliance period, we will be eligible for an additional compliance period of 180 calendar days provided that we satisfy NASDAQ’s continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, other than the minimum bid price requirement, and provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period. If we do not regain compliance during the initial compliance period and are not eligible for an additional compliance period, the NASDAQ staff will provide notice that our common stock is subject to delisting from the NASDAQ Capital Market. In that event, we may appeal such determination to a hearings panel.
In addition, on January 2, 2013, we received a notice from The NASDAQ Stock Market LLC stating that for the last 30 consecutive business days our common stock had not maintained a minimum market value of listed securities, or MVLS, of $35 million as required for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(b)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(C), we had 180 calendar days, or until July 1, 2013, to regain compliance with the MVLS requirement. On July 2, 2013, we received the expected written notification from The NASDAQ Stock Market LLC of the Staff's decision to delist our securities from the NASDAQ Capital Market as a result of our failure to comply with the minimum MVLS requirement. To regain compliance with such rule, the MVLS (which is determined based on the closing bid price of our common stock on the NASDAQ Capital Market) would have had to have been at least $35 million for ten consecutive trading days during the period from January 2, 2013 through July 1, 2013. We timely requested an appeal before the NASDAQ Listing Qualifications Panel, or the Panel, to seek continued listing pending our return to compliance with the minimum MVLS requirement under NASDAQ Listing Rule 5550(b)(2) and the delisting was stayed pending a decision by the Panel. The hearing was held on August 8, 2013. On September 17, 2013, the Panel granted our request to continue the listing of our common stock on the NASDAQ Capital Market, subject to our regaining compliance with minimum MLVS requirement and our demonstrating compliance with all other requirements for continued listing by December 30, 2013, and our complying with certain other requirements. There can be no assurance that we will satisfy these conditions and that our common stock will remain listed on the NASDAQ Capital Market.
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
In July 2013, we issued 213,220 shares of common stock to Sphere 3D Corporation (“Sphere 3D”). We issued these shares as partial consideration for the transactions contemplated by the Technology License Agreement, dated as of July 12, 2013, by and between the registrant and Sphere 3D. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and/or Regulation D promulgated thereunder. The transaction described above did not involve any public offering, we made no solicitation in connection with the transactions other than communications with the purchasers; we obtained representations from Sphere 3D regarding its investment intent, knowledge and experience; Sphere 3D either received or had access to adequate information about the registrant in order to make an informed investment decision; we reasonably believed that Sphere 3D was capable of evaluating the merits and risks of its investment; and the shares of common stock were issued with restricted securities legends.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

10.1	Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated August 8, 2013.

10.2*	Amendment to Offer Letter between the Company and Jillian Mansolf dated September 4, 2013.

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

OVERLAND STORAGE, INC.

Dated:	November 13, 2013	By:	/s/ Eric L. Kelly
Eric L. Kelly President and Chief Executive Officer (Principal Executive Officer)

OVERLAND STORAGE, INC.

Dated:	November 13, 2013	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)