Form 10-Q
period 2013-12-31
OVERLAND STORAGE INC
filed 2014-02-13
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of February 4, 2014, there were 86,932,020 shares of the registrant's common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net revenue:
Product revenue	$6,594	$7,782	$12,727	$14,421
Service revenue	4,042	4,817	8,515	9,889
	10,636	12,599	21,242	24,310
Cost of product revenue	5,350	6,333	10,727	12,385
Cost of service revenue	1,620	1,669	3,280	3,385
Gross profit	3,666	4,597	7,235	8,540
Operating expenses:
Sales and marketing	3,295	4,353	7,040	8,478
Research and development	1,352	1,591	2,661	3,188
General and administrative	3,518	2,765	6,129	5,649
	8,165	8,709	15,830	17,315
Loss from operations	(4,499)	(4,112)	(8,595)	(8,775)
Interest expense	(269)	(46)	(583)	(88)
Other income (expense), net	(62)	(47)	(223)	(156)
Loss before income taxes	(4,830)	(4,205)	(9,401)	(9,019)
Provision for (benefit from) income taxes	(514)	68	(495)	117
Net loss	$(4,316)	$(4,273)	$(8,906)	$(9,136)
Net loss per share:
Basic and diluted	$(0.12)	$(0.15)	$(0.27)	$(0.33)
Shares used in computing net loss per share:
Basic and diluted	36,884	28,339	33,414	28,108
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net loss	$(4,316)	$(4,273)	$(8,906)	$(9,136)
Other comprehensive income:
Change in unrealized gains, net of tax of $1,546, $0, $1,546, $0, respectively	1,306	—	2,690	—
Foreign currency translation adjustments	25	25	99	119
Total other comprehensive income	1,331	25	2,789	119
Comprehensive loss	$(2,985)	$(4,248)	$(6,117)	$(9,017)
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	December 31, 2013	June 30, 2013
	(Unaudited)
Assets
Current assets:
Cash	$4,894	$8,831
Short-term investment — related party	4,717	—
Accounts receivable, net of allowance for doubtful accounts of $155 and $94, respectively	6,335	6,640
Inventories	10,171	10,354
Other current assets	1,695	1,923
Total current assets	27,812	27,748
Property and equipment, net	2,205	2,014
Intangible assets, net	823	652
Other assets	782	989
Total assets	$31,622	$31,403
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$5,467	$5,221
Accrued liabilities	5,392	5,003
Accrued payroll and employee compensation	1,532	2,140
Income taxes payable	202	178
Accrued warranty	599	790
Deferred revenue	7,131	7,732
Total current liabilities	20,323	21,064
Deferred revenue, long-term	2,561	2,975
Long-term debt	11,028	16,750
Other long-term liabilities	1,019	910
Total liabilities	34,931	41,699
Commitments and contingencies (Note 6)
Shareholders’ equity (deficit):
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and June 30, 2013	—	—
Common stock, no par value, 90,200 shares authorized; 39,771 and 30,403 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	136,169	123,065
Accumulated other comprehensive income (loss)	1,798	(991)
Accumulated deficit	(141,276)	(132,370)
Total shareholders’ equity (deficit)	(3,309)	(10,296)
Total liabilities and shareholders’ equity (deficit)	$31,622	$31,403
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	December 31,
	2013	2012
	(Unaudited)
Operating activities:
Net loss	$(8,906)	$(9,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	654	593
Deferred tax benefit	(560)	—
Share-based compensation	1,746	2,504
Changes in operating assets and liabilities:
Accounts receivable	305	1,523
Inventories	191	283
Accounts payable and accrued liabilities	(375)	(1,680)
Accrued payroll and employee compensation	(430)	(255)
Deferred revenue	(1,015)	(1,110)
Other assets and liabilities, net	343	871
Net cash used in operating activities	(8,047)	(6,407)
Investing activities:
Purchase of fixed assets	(457)	(672)
Purchase of intangible assets	(250)	—
Net cash used in investing activities	(707)	(672)
Financing activities:
Payment for restricted stock tax liability on net settlement	(239)	(429)
Proceeds from exercise of stock options and ESPP purchases	49	145
Proceeds from convertible notes	5,000	—
Net cash provided by (used in) financing activities	4,810	(284)
Effect of exchange rate changes on cash	7	4
Net decrease in cash	(3,937)	(7,359)
Cash, beginning of period	8,831	10,522
Cash, end of period	$4,894	$3,163
Supplemental disclosures of non-cash activities:
Conversion of convertible notes	$10,700	$—
Short-term investment — related party	$481	$—
Equity award fair value adjustment to liability	$204	$829
Common stock issued for purchase of intangible assets	$250	$—
Accounts payable for purchase of property and equipment	$166	$—
See accompanying notes to consolidated condensed financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Financial Statement Preparation
The accompanying interim unaudited consolidated condensed financial statements of Overland Storage, Inc. and its subsidiaries (the “Company”) should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2013. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed statements do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company's consolidated condensed results of operations, comprehensive loss, financial position, and cash flows as of December 31, 2013, and for all periods presented. The results reported in these consolidated condensed financial statements for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.
The Company operates its business in one operating segment.
Effective the second quarter of fiscal 2014, the Company changed how it reports its operations to use a 52-week fiscal year end with each year ending on June 30, compared to prior reporting using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. The Company's last fiscal year ended June 30, 2013 and the Company's second quarter of fiscal 2014 ended December 31, 2013. The second quarter of fiscal 2013 ended December 30, 2012.
The Company has incurred losses since fiscal 2006 and negative cash flows from operating activities since fiscal 2007. As of December 31, 2013, the Company had an accumulated deficit of $141.3 million. During the first half of fiscal 2014, the Company incurred a net loss of $8.9 million. The Company expects to incur a net loss as it continues to change its business model and improve operational efficiencies.
The Company has projected its cash on hand, short-term investment, and available borrowings under its credit facility will be sufficient to allow the Company to continue operations for the next 12 months. Significant changes from the Company’s current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on the Company’s liquidity. This could force the Company to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects. The Company may seek debt, equity, or equity-based financing (such as convertible debt) when market conditions permit.
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

Short-term Investment
The Company's short-term investment is made up of a marketable security. This investment is classified as available-for-sale and is reported at fair value based on quoted prices using the specific identification method. Unrealized gains and losses are recorded in other comprehensive loss and included as a separate component of shareholders' equity (deficit). Realized gains and losses and declines in value judged to be other than temporary on marketable securities, if any, are included in other income in the consolidated condensed statements of operations.
Fair Value of Financial Instruments
The Company's financial instruments including cash, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. The Company's short-term investment is measured at fair value using Level 1 inputs as the stock is traded on the TSX Venture Exchange. The carrying amount of the Company's borrowings under its credit facility approximates its fair value as the interest rate of the credit facility is substantially comparable to rates offered for similar debt instruments. The fair value of the Company's convertible notes is estimated at $6.5 million using an estimated interest rate of 12%, and is classified within Level 3 of the fair value hierarchy. At December 31, 2013, the carrying value of the convertible notes was $7.5 million.
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
The following summarizes short-term investment (in thousands):

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investment — related party	$481	$4,236	$—	$4,717

NOTE 3 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following table summarizes inventories (in thousands):

	December 31, 2013	June 30, 2013
Raw materials	$3,522	$3,496
Work in process	848	857
Finished goods	5,801	6,001
	$10,171	$10,354
The following table summarizes other current assets (in thousands):

	December 31, 2013	June 30, 2013
Deferred cost - service contracts	$988	$1,192
Prepaid insurance and services	379	355
VAT receivable	87	155
Short-term deposits	83	119
Other	158	102
	$1,695	$1,923
The following table summarizes other assets (in thousands):

	December 31, 2013	June 30, 2013
Deferred cost – service contracts	$456	$702
Other	326	287
	$782	$989
The following table summarizes accrued liabilities (in thousands):

	December 31, 2013	June 30, 2013
Accrued expenses	$3,455	$3,955
Accrued third-party service contracts	951	1,048
Deferred income tax	986	—
	$5,392	$5,003

The following table summarizes other long-term liabilities (in thousands):

	December 31, 2013	June 30, 2013
Deferred rent	$494	$782
Related party supply agreement	432	—
Accrued third-party service contracts	93	125
Other	—	3
	$1,019	$910
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
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Restricted stock not yet vested and released	3,375	3,524	3,375	3,524
Options outstanding and ESPP share purchase rights	1,402	1,706	1,511	1,441
Common stock purchase warrants	14,168	12,637	14,168	12,637
Convertible notes	6,944	—	6,944	—
Convertible notes interest	2,452	—	2,452	—
NOTE 5 — INCOME TAXES
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties in its consolidated condensed balance sheets at December 31, 2013 and June 30, 2013, and recognized no interest or penalties in the consolidated condensed statements of operations for the three and six months ended December 31, 2013 and 2012.
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
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. The Company contracts with third-party service providers to provide service relating to on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement. The Company had $1.4 million and $1.9 million in deferred costs related to deferred service revenue at December 31, 2013 and June 30, 2013, respectively.
In addition, the Company had $0.1 million and $0.2 million in deferred software revenue at December 31, 2013 and June 30, 2013, respectively, which is not included in the table below.
Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2013	$790	$10,354
Settlements made during the period	(142)	(5,943)
Change in liability for warranties issued during the period	138	4,921
Change in liability for preexisting warranties	(187)	—
Liability at December 31, 2013	$599	$9,332
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at December 31, 2013 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.
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
In June 2012, the Company filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. In these lawsuits, the Company has asserted claims of infringement based on one or both of U.S. Patent Nos. 6,328,766 and 6,353,581 against the following defendants: Quantum Corporation (“Quantum”), based in San Jose, California; Spectra Logic Corporation (“Spectra Logic”), based in Boulder, Colorado; PivotStor, LLC, based in Irvine, California; Qualstar Corporation, based in Simi Valley, California; Tandberg Data GmbH, based in Germany; Tandberg Data Corp., based in Westminster, Colorado; and Venture Corporation Limited, based in Singapore. In October 2012, the Company voluntarily dismissed its claims against Venture Corporation. In February 2013, the Company filed a joint motion to dismiss its case against Tandberg Data GmbH and Tandberg Data Corp. without prejudice.
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
In June 2013, Spectra Logic filed a Petition for Inter Partes Review of the claims of U.S. Patent No. 6,328,766 with the United States Patent and Trademark Office. The petition has been assigned Case No. IPR2013-00357. In December 2013, the United States Patent and Trademark Office initiated an inter partes review proceeding involving U.S. Patent No. 6,328,766. The inter partes review proceeding is ongoing.
In February 2014, the District Court for the Southern District of California conditionally stayed our litigation against BDT, Spectra Logic and PivotStor pending the results of the inter partes review filed by Spectra Logic.  The stay as to BDT and PivotStor is conditional on both of them agreeing to be bound by the results of the inter partes review at the United States Patent and Trademark Office.
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

The following table summarizes intangible assets (in thousands):

	December 31, 2013	June 30, 2013
Technology	$2,427	$1,928
Customer contracts and trade names	3,853	3,853
	6,280	5,781
Less: Accumulated amortization	(5,457)	(5,129)
	$823	$652

Amortization expense of intangible assets was $0.2 million during the second quarter of both fiscal 2014 and 2013. Amortization expense of intangible of intangible assets was $0.3 million during the first half of both fiscal 2014 and 2013. Estimated amortization expense for intangible assets is approximately $0.3 million for the remainder of fiscal 2014.
NOTE 8 — EQUITY (DEFICIT)
Restricted Stock
During the first half of fiscal 2014, the Company issued 472,804 shares of common stock in conjunction with vested restricted stock units. The restricted stock unit holders surrendered 216,367 restricted stock units to pay for minimum withholding taxes totaling $0.2 million. During the first half of fiscal 2013, the Company issued 562,124 shares of common stock in conjunction with vested restricted stock units, and the restricted stock unit holders surrendered 242,514 restricted stock units to pay for minimum withholding taxes totaling $0.4 million. Options and restricted stock units outstanding were approximately 5.0 million shares and 4.4 million shares as of December 31, 2013 and June 30, 2013, respectively.
Outside of 2009 Equity Incentive Plan
During the first half of fiscal 2014, the Company granted to an officer a restricted stock award to acquire 125,000 shares of common stock, and an option award to purchase 75,000 shares of common stock. These awards vest over three years. During the first half of fiscal 2013, the Company granted to an officer a restricted stock award to acquire 200,000 shares of common stock. This restricted stock award vests over three years.
2009 Equity Incentive Plan
During the first half of fiscal 2014, the Company granted to an officer a restricted stock award to acquire 1.1 million shares of common stock. This award vests over three years.
Employee Stock Purchase Plan
During the first half of fiscal 2014 and 2013, the Company issued 54,357 and 64,890, respectively, shares of common stock purchased through the Company's 2006 employee stock purchase plan.
Common Stock Exercises
During the first half of fiscal 2014 and 2013, the Company issued no and 27,751, shares of common stock, respectively, upon exercise of outstanding stock options.
Issuance of Common Stock for Convertible Notes
During the first half of fiscal 2014, the Company issued an aggregate of 8,247,896 shares of common stock at $1.30 per share in satisfaction of $10.7 million of the Company's outstanding convertible notes.

During the first half of fiscal 2014, the Company issued an aggregate of 379,310 shares of common stock at $0.98 per share to the holders of its outstanding convertible notes as payment of interest on such notes, which was payable upon conversion of the convertible notes in November 2013.
NOTE 9 — DEBT
Credit Facility
In August 2011, the Company entered into a loan and security agreement, or credit facility, which allows for revolving cash borrowings up to $8.0 million. The proceeds of the credit facility may be used to fund the Company's working capital and to fund its general business requirements. The obligations under the credit facility are secured by substantially all assets of the Company other than 65% of the stock of our foreign subsidiaries, which are pledged under the Company's convertible notes. Borrowings under the credit facility bear interest at the prime rate (as defined in the credit facility) plus a margin of either 1.00% or 1.25%, depending on the Company's liquidity coverage ratio. The Company is also obligated to pay other customary facility fees and arrangement fees for a credit facility of this size and type. In August 2013, the credit facility was amended to extend the scheduled maturity date to August 7, 2015 and add a separate line of credit in the amount of $750,000 for letters of credit, foreign exchange contracts, and cash management. At December 31, 2013, the interest rate on the credit facility was 4.25%.
The credit facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company's and its subsidiaries' ability to incur liens and indebtedness, make certain types of payments, merge or consolidate, and make dispositions of assets. The credit facility specifies customary events of default (some of which are subject to applicable grace or cure periods) including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Upon the occurrence of an event of default under the credit facility, the lender may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and deduct such amounts from the Company’s lockbox account on deposit with the bank. At December 31, 2013, the Company was in compliance with all covenants of the credit facility.
At December 31, 2013, the Company had $3.5 million outstanding on the credit facility, which was recorded as long-term debt, and remaining external borrowing capacity, subject to certain limitations of accounts receivable, of $4.5 million. No payments are due within the next 12 months. While the credit facility is recorded as long-term debt, it is a revolving line of credit and borrowings and payments are presented on a net basis in the consolidated statement of cash flows.
Convertible Notes
In February 2013, the Company entered into a note purchase agreement (the “NPA”) with the purchasers party thereto (the “Purchasers”), including certain affiliates of Cyrus Capital Partners, L.P. (the “Cyrus Purchasers”), which was amended in March 2013. The Company sold to the Purchasers convertible promissory notes (the “Initial Notes”) of the Company in an aggregate original principal amount of $13.25 million. On November 1, 2013, the Company amended and restated the NPA and agreed to sell up to an additional $7.0 million in convertible promissory notes (the “Additional Notes” and, together with the Initial Notes, the “Notes”) to the Cyrus Purchasers. The Company issued the Additional Notes in amounts of $3.0 million, $2.0 million, and $2.0 million on November 12, 2013, December 24, 2013, and January 17, 2014, respectively.
The Initial Notes are scheduled to mature in February 2017. The Additional Notes are scheduled to mature four years from date of issuance. Debt issuance costs of $0.3 million have been included in other assets and will be amortized over the term of the Notes. The Notes bear interest at a rate of 8% per annum, payable semi-annually.
On November 8, 2013, the Company issued 8,247,896 shares of common stock to the Purchasers in satisfaction of approximately $10.7 million of the Initial Notes. On November 8, 2013, the Cyrus Purchasers, the beneficial owners of Tandberg, became the sole holders of the outstanding Notes. See discussion of the Tandberg acquisition in Note 12 - Subsequent Events.
At December 31, 2013, the Notes' principal balance was $7.5 million and has been recorded as long-term debt. No payments of principal are due within the next 12 months.

Through July 2015, the Company may, subject to certain limitations, pay interest in cash or in shares of common stock at its option. Subsequent to July 2015, if at anytime the Cyrus Purchasers hold 20% or more of the then outstanding common stock, the Cyrus Purchasers (and not the Company) will have the option to determine whether the applicable interest payment payable to the Cyrus Purchasers during such time is payable in cash or shares of common stock. The number of shares of common stock that may be issued as payment of interest on the Notes will be determined by dividing the amount of interest due to the holders of the Notes by the volume weighted average of the closing prices of one share of common stock as reported on the NASDAQ Capital Market for the 20 consecutive trading days up to and including the trading day on the third trading day prior to the valuation date, using the interest payment due date as the valuation date; provided the Company may not pay interest in shares of common stock at a price per share lower than, in the case of the Initial Notes, $0.98, and in the case of the Additional Notes, $0.90 (in each case as adjusted from time to time for items such as stock splits, combinations, reclassifications, or recapitalizations). In the event of a share price lower than, in the case of the Initial Notes, $0.98, and in the case of the Additional Notes, $0.90, the Company has the option to pay interest in a combination of shares of common stock and cash so long as the number of shares of common stock that the Company issues does not exceed the quotient obtained by dividing the interest payable at such time by, in the case of the Initial Notes, $0.98, and in the case of the Additional Notes, $0.90, and the difference between the amount of the interest paid in shares and the average closing price of the shares of common stock, determined as described above, will be payable in cash.
The Cyrus Purchasers may elect to convert all or a portion of the outstanding principal amount of such Purchaser's Note into shares of common stock (subject to certain limitations) in an amount equal to the principal amount of the Notes being converted divided by, in the case of the Initial Notes, $1.30, and in the case of the Additional Notes, $1.00, in each case subject to adjustment as set forth in the NPA, such as stock splits.
The Company may, at its option, convert the outstanding Initial Notes or Additional Notes, as applicable, into shares of common stock (subject to certain limitations) on the first trading day immediately following the date that the closing bid price of the common stock exceeds, in the case of the Initial Notes, $2.60, and in the case of the Additional Notes, $1.50, for 10 consecutive trading days.
If certain conditions are met with respect to ongoing litigation, the Company has an option to repay a portion of the Initial Notes prior to the maturity date. In addition, the Company has the option to prepay the Additional Notes in full or in part within 90 days following the consummation of the Tandberg acquisition (as described in Note 12 below).
The obligations under the Notes are secured by a pledge of 65% of the Company's stock in each of its foreign subsidiaries.
The NPA contains customary covenants, including covenants that limit or restrict the Company's ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the NPA, the Cyrus Purchasers may declare all amounts outstanding to be immediately due and payable. The NPA specifies a number of events of default (some of which are subject to applicable grace or cure periods) including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. In the event of default, the interest rate shall automatically increase to 11%. The Company has also granted certain registration rights to the Cyrus Purchasers. At December 31, 2013, the Company was in compliance with all covenants contained in the NPA and the Notes.
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
At December 31, 2013, the Company had $175,000 and $432,000 in accounts receivable and other long-term liabilities, respectively, related to the Sphere 3D supply agreement. The Company recognized $237,000 in revenue related to the supply agreement during the three and six months ended December 31, 2013. No related party expense was recognized during the first half of fiscal 2014.
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
NOTE 12 — SUBSEQUENT EVENTS
Authorized Number of Shares of Common Stock
On January 17, 2014, the Company increased its authorized shares of common stock from 90,200,000 shares to 125,000,000 shares.
2009 Equity Incentive Plan
On January 17, 2014, the Company increased the number of shares of its common stock available for award grant purposes under the 2009 Equity Incentive Plan by 7,000,000 shares.
Acquisition
On January 21, 2014, the Company acquired Tandberg Data Holdings S.à r.l. (“Tandberg”), a privately held global leader of data storage and data protection solutions, for a purchase price of $49.0 million, which was paid in shares of the Company's common stock. The shareholders of Tandberg received 47,152,630 shares of the Company's common stock. Tandberg became a wholly-owned subsidiary of the Company, and the acquisition will be treated as a business combination for accounting purposes. The Company has included Tandberg's historical financial statements and the related proforma statements in the definitive proxy filed on December 19, 2013. The determination of the acquisition-date fair value of the total assets acquired and liabilities assumed is pending completion of a valuation.

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
We reported net revenue of $10.6 million for the second quarter of fiscal 2014, compared with $12.6 million for the second quarter of fiscal 2013. We reported net revenue of $21.2 million for the first half of fiscal 2014, compared with $24.3 million for the first half of fiscal 2013. We reported a net loss of $4.3 million, or $0.12 per share, for the second quarter of fiscal 2014 compared with a net loss of $4.3 million, or $0.15 per share, for the second quarter of fiscal 2013. We reported a net loss of $8.9 million, or $0.27 per share, for the first half of fiscal 2014 compared with a net loss of $9.1 million, or $0.33 per share, for the first half of fiscal 2013.
Acquisition. On November 1, 2013, we entered into a definitive agreement to acquire Tandberg Data Holdings S.à r.l. (“Tandberg”), a privately held global leader of data storage and data protection solutions in exchange for shares of our common stock. The acquisition was completed on January 21, 2014 and Tandberg became a wholly-owned subsidiary of the Company. The shareholders of Tandberg received, as a result of the acquisition, 47,152,630 shares of our common stock.
Liquidity and capital resources. At December 31, 2013, we had cash and a short-term investment of $4.9 million and $4.7 million, respectively, compared to cash of $8.8 million at June 30, 2013. In the first half of fiscal 2014, we incurred a net loss of $8.9 million. Our credit facility provides for an up to $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At December 31, 2013, we had a balance of $3.5 million recorded as long-term debt, and a remaining external borrowing capacity, subject to certain limitations of accounts receivable, of $4.5 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during fiscal 2014 as we continue to reshape our business model and further improve operational efficiencies.
Management has projected that cash on hand, short-term investment, and available borrowings under our credit facility will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects. We may seek debt, equity, or equity-based financing (such as convertible debt) when market conditions permit.
As of December 31, 2013, we had working capital of $7.5 million, reflecting an increase in current assets of $0.1 million and a decrease in current liabilities of $0.7 million compared to June 30, 2013. The increase in current assets is primarily attributable to a $4.7 million increase in our short-term investment in Sphere 3D, offset by (i) a $3.9 million decrease in cash, (ii) a $0.3 million decrease in accounts receivable due to lower sales volumes primarily in our tape-based products sold in the Americas and EMEA regions, a (iii) a $0.2 million decrease in inventory, and (iv) a $0.2 million decrease in other current assets primarily related to deferred cost for service contracts. The decrease in current liabilities is primarily attributable to (i) a $0.6 million decrease in deferred revenue, (ii) a $0.4 million decrease in accrued payroll and employee compensation related to a 15% decrease in headcount, (iii) a $0.2 million decrease in accrued warranty, and (iv) a $0.2 million decrease in our stock appreciation rights valuation liability included in accrued payroll and employee compensation. These decreases were offset by an increase of $0.6 million in accounts payable and accrued liabilities related to deferred income tax of $1.0 million for our short-term investment in Sphere 3D, offset by a decrease in accrued liabilities related to operating activities.

Recent Developments

•
On January 16, 2014, we appointed Randy Gast as our Chief Operating Officer. Mr. Gast joined the Company as Senior Vice President of Strategic Alliances and Client Services in August 2012. He has served as Senior Vice President of Worldwide Operations and Service since August 2012.

•	On January 17, 2014, we completed a private placement of $2.0 million of convertible notes.

•
On January 17, 2014, we increased our authorized shares of common stock from 90,200,000 shares to 125,000,000 shares, as well as increased the number of shares of our common stock available for award grant purposes under the 2009 Equity Incentive Plan by 7,000,000 shares.

•
On January 21, 2014, we acquired Tandberg Data Holdings S.à r.l. (“Tandberg”), a privately held global leader of data storage and data protection solutions, in exchange for shares of our common stock. The shareholders of Tandberg received, as a result of the acquisition, 47,152,630 shares of our common stock.

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
Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	65.5	63.5	65.9	64.9
Gross profit	34.5	36.5	34.1	35.1
Operating expenses:
Sales and marketing	31.0	34.6	33.1	34.9
Research and development	12.7	12.6	12.5	13.1
General and administrative	33.1	21.9	28.9	23.2
	76.8	69.1	74.5	71.2
Loss from operations	(42.3)	(32.6)	(40.4)	(36.1)
Other income (expense), net	(3.1)	(0.8)	(3.7)	(1.1)
Loss before income taxes	(45.4)	(33.4)	(44.1)	(37.2)
Provision for (benefit from) income taxes	(4.8)	0.5	(2.3)	0.5
Net loss	(40.6)%	(33.9)%	(41.8)%	(37.7)%

A summary of the sales mix by product follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Tape-based products:
NEO Series®	28.6%	33.5%	27.3%	33.0%
Disk-based products:
REO Series®	0.8	1.4	0.7	1.2
SnapServer®	22.7	17.9	23.4	17.4
	23.5	19.3	24.1	18.6
Service	38.0	38.2	40.1	40.6
Spare parts and other	9.9	9.0	8.5	7.8
	100.0%	100.0%	100.0%	100.0%

The Second Quarter of Fiscal 2014 compared with the Second Quarter of Fiscal 2013
Net Revenue. Net revenue decreased to $10.6 million during the second quarter of fiscal 2014 from $12.6 million during the second quarter of fiscal 2013, a decrease of $2.0 million, or 15.9%. The decline was due to lower revenue from our branded products, primarily as a result of decreased sales volumes in our tape-based products sold in the Americas and EMEA. OEM net revenue, which is primarily made up of service revenue, accounted for 12.8% and 13.5% of net revenues in the second quarter of fiscal 2014 and 2013, respectively.
Product Revenue
Net product revenue decreased to $6.6 million during the second quarter of fiscal 2014 from $7.8 million during the second quarter of fiscal 2013. The decrease of approximately $1.2 million, or 15.4%, was associated with a decrease in sales of our NEO® products of $1.2 million primarily related to a decrease in sales of our S-series and add-on drives.
Service Revenue
Net service revenue decreased to $4.0 million during the second quarter of fiscal 2014 from $4.8 million during the second quarter of fiscal 2013. The decrease of approximately $0.8 million, or 16.7%, was primarily due to decreased service revenue from our extended service contracts primarily related to lower tape-based product sales.
Gross Profit. Overall gross profit decreased to $3.7 million during the second quarter of fiscal 2014 compared to $4.6 million during the second quarter of fiscal 2013. Gross margin at 34.5% for the second quarter of fiscal 2014 decreased from 36.5% for the second quarter of fiscal 2013.
Product Revenue
Gross profit on our products during the second quarter of fiscal 2014 was $1.2 million compared to $1.4 million during the second quarter of fiscal 2013. The decrease of $0.2 million, or 14.3%, was primarily due to decreased sales volumes of tape-based products. Gross margin on product revenue at 18.9% for the second quarter of fiscal 2014 increased from 18.6% for the second quarter of fiscal 2013.
Service Revenue
Gross profit on our services during the second quarter of fiscal 2014 was $2.5 million compared to $3.1 million during the second quarter of fiscal 2013. The decrease of $0.6 million, or 19.4%, was primarily due to a decrease in our extended service contracts due to a decrease in tape-based product sales. Gross margin on our services at 59.9% for the second quarter of fiscal 2014 decreased from 65.4% for the second quarter of fiscal 2013.

Share-based Compensation Expense. During the second quarter of fiscal 2014 and 2013, we recorded share-based compensation expense of approximately $0.8 million and $1.3 million, respectively. Share-based compensation expense for the third quarter of fiscal 2014 is expected to be approximately $1.0 million.
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended
	December 31,
	2013	2012
Cost of product sales	$30	$33
Sales and marketing	(68)	262
Research and development	80	81
General and administrative	794	875
	$836	$1,251
Sales and Marketing Expense. Sales and marketing expense in the second quarter of fiscal 2014 decreased to $3.3 million from $4.4 million during the second quarter of fiscal 2013. The decrease of $1.1 million, or 25.0%, was primarily due to a decrease of $0.5 million in employee and related expenses associated with a decrease in average headcount, a decrease of $0.2 million in public relations and advertising expense, including contractor fees, and a decrease of $0.3 million in share-based compensation primarily related to the departure of an officer.
Research and Development Expense. Research and development expense in the second quarter of fiscal 2014 decreased to $1.4 million from $1.6 million during the second quarter of fiscal 2013. The decrease of $0.2 million, or 12.5%, was primarily due to a decrease in employee and related expenses associated with a decrease in average headcount.
General and Administrative Expense. General and administrative expense in the second quarter of fiscal 2014 increased to $3.5 million from $2.8 million during the second quarter of fiscal 2013. The increase of $0.7 million, or 25.0%, was primarily a result of an increase of $0.8 million in legal and advisory expenses primarily related to our acquisition of Tandberg in January 2014, offset by a $0.1 million decrease in share-based compensation.
Interest Expense. Interest expense in the second quarter of fiscal 2014 increased to $269,000 from $46,000 during the second quarter of fiscal 2013. The increase was related to interest expense for the convertible notes we sold in February 2013 and November 2013.
Other Income (Expense), Net. During the second quarter of fiscal 2014, we incurred other expense, net, of $62,000 compared to $47,000 of expense, net, during the second quarter of fiscal 2013. The change was primarily due to an increase in realized foreign currency exchange losses during the second quarter of fiscal 2014 due to currency fluctuations.
The First Half of Fiscal 2014 compared with the First Half of Fiscal 2013
Net Revenue. Net revenue decreased to $21.2 million during the first half of fiscal 2014 compared to $24.3 million during the first half of fiscal 2013, a decrease of $3.1 million, or 12.8%. The decline was primarily due to a decrease of $1.4 million from our branded channel, and a decrease of $1.4 million in service revenue. The decrease in net revenue was attributable to decreased sales volumes primarily in our tape-based products sold in the Americas and EMEA regions. Our sole OEM customer represented approximately 12.5% of net revenue in the first half of fiscal 2014 compared to 12.6% of net revenue in the first half of fiscal 2013.

Product Revenue
Net product revenue decreased to $12.7 million during the first half of fiscal 2014 compared to $14.4 million during the first half of fiscal 2013. The decrease of $1.7 million, or 11.8%, was primarily associated with a decrease of $2.2 million in tape-based products sold in the Americas and EMEA regions, offset by an increase of $0.6 million in disk-based products sold in the Americas and EMEA regions.
Service Revenue
Net service revenue decreased to $8.5 million in the first half of fiscal 2014 compared to $9.9 million during the first half of fiscal 2013. The decrease of $1.4 million, or 14.1%, was primarily due to a decrease in our extended service contracts primarily related to lower tape-based product sales in EMEA and the Americas regions. As a percentage of total revenue, service revenue remained relatively constant at 40.1% for the first half of fiscal 2014 compared to 40.7% for the first half of fiscal 2013.
Gross Profit. Gross profit in the first half of fiscal 2014 decreased to $7.2 million compared to $8.5 million in the first half of fiscal 2013. Gross margin decreased to 34.1% in the first half of fiscal 2014 compared to 35.1% in the first half of fiscal 2013.
Product Revenue
Gross profit on our products was constant at $2.0 million for the first half of fiscal 2014 and the first half of fiscal 2013. Gross margin on our products was 15.7% for the first half of fiscal 2014 compared to 14.1% for the first half of fiscal 2013.
Service Revenue
Gross profit on our services was $5.2 million during the first half of fiscal 2014 compared to $6.5 million in the first half of fiscal 2013. The decrease of $1.3 million was primarily due to a decrease in our extended service contracts. Gross margin on service at 61.5% for the first half of fiscal 2014 decreased from 65.8% for the first half of fiscal 2013.
Share-based Compensation. During the first half of fiscal 2014 and 2013, we recorded share-based compensation expense of approximately $1.7 million and $2.5 million, respectively.
The following table summarizes share-based compensation by income statement caption (in thousands):

	Six Months Ended
	December 31,
	2013	2012
Cost of product sales	$48	$68
Sales and marketing	173	512
Research and development	144	160
General and administrative	1,381	1,764
	$1,746	$2,504
Sales and Marketing Expenses. Sales and marketing expenses decreased to $7.0 million during the first half of fiscal 2014 compared to $8.5 million during the first half of fiscal 2013. The decrease of approximately $1.5 million, or 17.6%, was primarily a result of a decrease of $0.7 million in employee and related expenses associated with an decrease in average headcount, a decrease of $0.4 million in public relations and advertising expense, and a decrease of $0.3 million in share-based compensation expense related to the departure of an officer.
Research and Development Expenses. Research and development expenses decreased to $2.7 million during the first half of fiscal 2014 compared to $3.2 million during the first half of fiscal 2013. The decrease of approximately $0.5 million, or 15.6%, was primarily a result of a decrease of $0.5 million in employee and related expenses associated with a decrease in average headcount.
General and Administrative Expenses. General and administrative expenses increased to $6.1 million during the first half of fiscal 2014 compared to $5.6 million for the first half of fiscal 2013. The increase of approximately $0.5 million, or 8.9%, was primarily a result of an increase of $1.0 million in legal and advisory expenses primarily related to our acquisition of Tandberg in January 2014 and our on-going patent infringement lawsuits, offset by a $0.4 million decrease in share-based compensation primarily related to the departure of an officer.
Interest Expense. Interest expense increased to $0.6 million during the first half of fiscal 2014 compared to $0.1 million during the first half of fiscal 2013. The increase of approximately $0.5 million was related to interest expense for the convertible notes we sold in February 2013 and November 2013.
Liquidity and Capital Resources
At December 31, 2013, we had cash and a short-term investment of $4.9 million and $4.7 million, respectively, compared to cash of $8.8 million at June 30, 2013. In the first half of fiscal 2014, we incurred a net loss of $8.9 million. Our credit facility provides for an up to $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At December 31, 2013, we had a balance of $3.5 million recorded as long-term debt, and a remaining external borrowing capacity, subject to certain limitations of accounts receivable, of $4.5 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during fiscal 2014 as we continue to reshape our business model and further improve operational efficiencies.
As of December 31, 2013, we had working capital of $7.5 million, reflecting an increase in current assets of $0.1 million and a decrease in current liabilities of $0.7 million compared to June 30, 2013. The increase in current assets is primarily attributable to a $4.7 million increase in our short-term investment in Sphere 3D, offset by (i) a $3.9 million decrease in cash, (ii) a $0.3 million decrease in accounts receivable due to lower sales volumes primarily in our tape-based products sold in the Americas and EMEA regions, a (iii) a $0.2 million decrease in inventory, and (iv) a $0.2 million decrease in other current assets primarily related to deferred cost for service contracts. The decrease in current liabilities is primarily attributable to (i) a $0.6 million decrease in deferred revenue, (ii) a $0.4 million decrease in accrued payroll and employee compensation related to a 15% decrease in headcount, (iii) a $0.2 million decrease in accrued warranty, and (iv) a $0.2 million decrease in our stock appreciation rights valuation liability included in accrued payroll and employee compensation. These decreases were offset by an increase of $0.6 million in accounts payable and accrued liabilities related to deferred income tax of $1.0 million for our short-term investment in Sphere 3D, offset by a decrease in accrued liabilities related to operating activities.
Management has projected that cash on hand, short-term investment, and available borrowings under our credit facility will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, and/or (iv) changes in the historical timing of collecting accounts receivable could have a material adverse impact on our liquidity. This could force us to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations, and future prospects. We may seek debt, equity, or equity-based financing (such as convertible debt) when market conditions permit.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2013 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
During the first half of fiscal 2014, we used net cash in operating activities of $8.0 million, compared to $6.4 million in the first half of fiscal 2013. The use of cash during the first half of fiscal 2014 was primarily a result of our net loss of $8.9 million offset by $1.9 million in non-cash items, which were share-based compensation, deferred income tax benefit, depreciation and amortization. In addition, we had decreases in accounts receivable, inventory, and accrued liabilities due to lower sales.
Net cash used in investing activities was $0.7 million during the first half of fiscal 2014 and first half of fiscal 2013. During the first half of fiscal 2014 and 2013, capital expenditures totaled $0.5 million and $0.7 million, respectively. In the first half of fiscal 2014, such expenditures were primarily associated with the implementation of a new enterprise resource planning system and equipment for quality assurance testing. In the first half of fiscal 2013, such expenditures were associated with machinery and equipment to support new product introductions. During the first half of fiscal 2014, intangible assets totaled $250,000 and related to a technology license agreement.
Net cash provided by financing activities was $4.8 million during the first half of fiscal 2014, compared to net cash used of $0.3 million during the first half of fiscal 2013. During the first half of fiscal 2014, we received gross proceeds of $5.0 million from the sale of our convertible notes, offset by $0.2 million paid for taxes for net settlement of restricted stock units. During the first half of fiscal 2013, $0.4 million was paid for taxes for net settlement of restricted stock units, offset by proceeds received of $145,000 from ESPP purchases.
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
Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in the United Kingdom, France, and Germany incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations during the first half of fiscal 2014 and 2013 resulted in losses of $224,000 and $189,000, respectively, to our consolidated condensed financial statements.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15

(e) and 15d-15(e) under the Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In June 2012, we filed five additional patent infringement lawsuits in the United States District Court for the Southern District of California against seven companies. In these lawsuits, we have asserted claims of infringement based on one or both of U.S. Patent Nos. 6,328,766 and 6,353,581 against the following defendants: Quantum Corporation (“Quantum”), based in San Jose, California; Spectra Logic Corporation (“Spectra Logic”), based in Boulder, Colorado; PivotStor, LLC, based in Irvine, California; Qualstar Corporation, based in Simi Valley, California; Tandberg Data GmbH, based in Germany; Tandberg Data Corp., based in Westminster, Colorado; and Venture Corporation Limited, based in Singapore. In October 2012, we voluntarily dismissed our claims against Venture Corporation. In February 2013, we filed a joint motion to dismiss our case against Tandberg Data GmbH and Tandberg Data Corp. without prejudice.
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
In June 2013, Spectra Logic filed a Petition for Inter Partes Review of the claims of U.S. Patent No. 6,328,766 with the United States Patent and Trademark Office. The petition has been assigned Case No. IPR2013-00357. In December 2013, the United States Patent and Trademark Office initiated an inter partes review proceeding involving U.S. Patent No. 6,328,766. The inter partes review proceeding is ongoing.
In February 2014, the District Court for the Southern District of California conditionally stayed our litigation against BDT, Spectra Logic and PivotStor pending the results of the inter partes review filed by Spectra Logic.  The stay as to BDT and PivotStor is conditional on both of them agreeing to be bound by the results of the inter partes review at the United States Patent and Trademark Office.

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
 We hold 769,231 shares of common stock of Sphere 3D Corporation (“Sphere 3D”), which had a value as of December 31, 2013 of approximately $4.7 million, representing 14.9% of our total assets as of such date. The value of our investment in Sphere 3D could decrease substantially or entirely for a number of reasons, including Sphere 3D's limited operating history, that Sphere 3D may not be able to achieve or maintain revenues or profitability, the limited trading of Sphere 3D's stock on the TSX Venture Exchange and continued significant volatility of its trading price, our lack of control over Sphere 3D's management and operating decisions, the timing and nature of any exit transaction, the fact that the common stock of Sphere 3D is not listed on any U.S. stock exchange, and the fact that the shares of common stock of Sphere 3D owned by us have not been registered under U.S. securities laws, which could make it more difficult to sell our such shares. These factors could cause the value of our investment to decrease significantly, which could cause our financial condition to suffer as a result.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On November 12, 2013 and December 24, 2013 we issued and sold $3.0 million and $2.0 million, respectively, of convertible promissory notes (the “Notes”) pursuant to an amended and restated note purchase agreement, dated as of November 1, 2013 (the “NPA”), by and among the Company and the purchasers party thereto, all of which were accredited investors. The Notes are convertible into shares of common stock (subject to certain limitations) in an amount equal to the principal amount of the Notes being converted divided by $1.00, subject to adjustment as set forth in the NPA. In addition, the Company may, subject to certain limitations, pay interest on the Notes in cash or in shares of common stock at its option.
The Notes were issued pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and/or Regulation D and/or Regulation S promulgated thereunder. The shares issuable upon conversion of the Notes and any shares that we may issue as payment of interest on the Notes will be restricted in accordance with Rule 144 under the Securities Act in the event they are not registered under the Securities Act. The issuance of the Notes did not involve any public offering; the Company has made and will make no solicitation in connection with the private placement other than communications with the purchasers; the Company obtained representations from the purchasers regarding their investment intent, knowledge and experience; the purchasers either received or had access to adequate information about the Company in order to make informed investment decisions; the Company reasonably believed that the purchasers are capable of evaluating the merits and risks of their investment; and the shares potentially issuable under the NPA are issuable with restricted securities legends.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

10.1	Fourth Amendment to Lease dated October 15, 2013 between the Company and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC).

10.2	Acquisition Agreement dated November 1, 2013 (incorporated by reference to the Company's Form 8-K filed November 1, 2013).

10.3	Amended and Restated Note Purchase Agreement, dated November 1, 2013 (incorporated by reference to the Company's Form 8-K filed November 1, 2013).

10.4	Amended and Restated Registration Rights Agreement, dated November 1, 2013 (incorporated by reference to the Company's Form 8-K filed November 1, 2013).

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

OVERLAND STORAGE, INC.

Dated:	February 13, 2014	By:	/s/ Eric L. Kelly
Eric L. Kelly President and Chief Executive Officer (Principal Executive Officer)

OVERLAND STORAGE, INC.

Dated:	February 13, 2014	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)