Form 10-Q
period 2014-03-31
OVERLAND STORAGE INC
filed 2014-05-15
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 7, 2014, there were 17,506,003 shares of the registrant's common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
OVERLAND STORAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net revenue:
Product revenue	$15,789	$6,854	$28,516	$21,275
Service revenue	4,451	4,788	12,966	14,677
	20,240	11,642	41,482	35,952
Cost of product revenue	11,949	5,951	22,676	18,336
Cost of service revenue	1,719	1,839	4,999	5,224
Gross profit	6,572	3,852	13,807	12,392
Operating expenses:
Sales and marketing	5,228	4,662	12,268	13,140
Research and development	1,822	1,669	4,483	4,857
General and administrative	6,384	2,659	12,513	8,308
	13,434	8,990	29,264	26,305
Loss from operations	(6,862)	(5,138)	(15,457)	(13,913)
Interest expense	(273)	(179)	(856)	(267)
Other income (expense), net	(24)	235	(247)	79
Loss before income taxes	(7,159)	(5,082)	(16,560)	(14,101)
Provision for (benefit from) income taxes	(526)	4	(1,021)	121
Net loss	$(6,633)	$(5,086)	$(15,539)	$(14,222)
Net loss per share:
Basic and diluted	$(0.44)	$(0.87)	$(1.64)	$(2.49)
Shares used in computing net loss per share:
Basic and diluted	15,223	5,878	9,488	5,707
See accompanying notes to condensed consolidated financial statements.

OVERLAND STORAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net loss	$(6,633)	$(5,086)	$(15,539)	$(14,222)
Other comprehensive income (loss):
Change in unrealized gains, net of tax of $67, $0, $1,614, $0, respectively	117	—	2,807	—
Foreign currency translation adjustments	772	(205)	871	(85)
Total other comprehensive income (loss)	889	(205)	3,678	(85)
Comprehensive loss	$(5,744)	$(5,291)	$(11,861)	$(14,307)
See accompanying notes to condensed consolidated financial statements.

OVERLAND STORAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2014	June 30, 2013
	(Unaudited)
Assets
Current assets:
Cash	$2,441	$8,831
Restricted cash	600	—
Short-term investment — related party	4,902	—
Accounts receivable, net of allowance for doubtful accounts of $799 and $94, respectively	14,298	6,640
Inventories	16,040	10,354
Other current assets	2,619	1,923
Total current assets	40,900	27,748
Property and equipment, net	5,785	2,014
Goodwill	19,434	—
Intangible assets, net	24,491	652
Other non-current assets	1,178	989
Total assets	$91,788	$31,403
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$9,799	$5,221
Accrued liabilities	6,144	5,003
Accrued payroll and employee compensation	3,236	2,140
Income taxes payable	251	178
Accrued warranty	1,121	790
Deferred revenue	8,337	7,732
Other current liabilities	2,083	—
Debt	1,011	—
Total current liabilities	31,982	21,064
Deferred revenue, long-term	3,244	2,975
Long-term debt — related party	9,528	13,250
Long-term debt	3,400	3,500
Other long-term liabilities	2,542	910
Total liabilities	50,696	41,699
Commitments and contingencies (Note 7)
Shareholders’ equity (deficit):
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of March 31, 2014 and June 30, 2013	—	—
Common stock, no par value, 125,000 shares authorized; 17,500 shares issued and outstanding as of March 31, 2014 and 90,200 shares authorized; 6,081 issued and outstanding as of June 30, 2013	186,314	123,065
Accumulated other comprehensive income (loss)	2,687	(991)
Accumulated deficit	(147,909)	(132,370)
Total shareholders’ equity (deficit)	41,092	(10,296)
Total liabilities and shareholders’ equity (deficit)	$91,788	$31,403
See accompanying notes to condensed consolidated financial statements.

OVERLAND STORAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	March 31,
	2014	2013
	(Unaudited)
Operating activities:
Net loss	$(15,539)	$(14,222)
Adjustments to reconcile net loss to net cash used in operating activities (net of effects of acquisition):
Depreciation and amortization	1,549	921
Deferred tax benefit	(1,144)	—
Share-based compensation	2,719	3,662
Changes in operating assets and liabilities:
Accounts receivable	(87)	2,862
Inventories	738	(174)
Accounts payable and accrued liabilities	(1,904)	(3,800)
Accrued payroll and employee compensation	(207)	(37)
Deferred revenue	(852)	1,585
Other assets and liabilities, net	220	(76)
Net cash used in operating activities	(14,507)	(9,279)
Investing activities:
Cash acquired from acquisition	1,715	—
Restricted cash	(200)	—
Purchase of fixed assets	(768)	(786)
Purchase of intangible assets	(250)	—
Net cash provided by (used in) investing activities	497	(786)
Financing activities:
Proceeds from convertible notes	7,000	13,231
Proceeds from borrowings	1,011	—
Repayment of borrowings	(100)	—
Payment for restricted stock tax liability on net settlement	(418)	(664)
Proceeds from issuance of common stock, net of issuance costs	—	920
Proceeds from exercise of stock options and ESPP purchases	86	210
Net cash provided by financing activities	7,579	13,697
Effect of exchange rate changes on cash	41	(6)
Net (decrease) increase in cash	(6,390)	3,626
Cash, beginning of period	8,831	10,522
Cash, end of period	$2,441	$14,148
Supplemental disclosures of non-cash activities:
Common stock issued for acquisition	$49,039	$—
Conversion of convertible notes	$10,700	$—
Short-term investment — related party	$481	$—
Equity award fair value adjustment to liability	$343	$798
Common stock issued for purchase of intangible assets	$250	$—
See accompanying notes to condensed consolidated financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Financial Statement Preparation
Overland Storage, Inc. (“Overland” or the “Company”), incorporated in September 1980, provides data protection solutions designed for backup and recovery to ensure business continuity. The Company has a portfolio of disk-based data protection solutions, including network attached storage (“NAS”) and storage area network (“SAN”) products and solutions, as well as tape automation systems, including tape and virtual tape library systems, designed for small and medium business computing environments.
The accompanying interim unaudited condensed consolidated financial statements include the accounts of Overland and its wholly-owned subsidiaries, including Tandberg Data Holdings S.à r.l. (“Tandberg”) which we acquired on January 21, 2014. All intercompany balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed statements do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company's condensed consolidated results of operations, comprehensive loss, financial position, and cash flows as of March 31, 2014, and for all periods presented. The results reported in these condensed consolidated financial statements for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2013, and the audited consolidated financial statements of Tandberg, included in the Company’s definitive proxy statement on Schedule 14A filed on December 19, 2013.
The Company operates its business in one operating segment.
Effective the second quarter of fiscal 2014, the Company changed how it reports its operations to use a 52-week fiscal year end with each year ending on June 30, compared to prior year reporting using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. The Company's last fiscal year ended June 30, 2013 and the Company's third quarter of fiscal 2014 ended March 31, 2014. The third quarter of fiscal 2013 ended March 31, 2013.
The Company has incurred losses since fiscal 2006 and negative cash flows from operating activities since fiscal 2007. As of March 31, 2014, the Company had an accumulated deficit of $147.9 million. During the first nine months of fiscal 2014, the Company incurred a net loss of $15.5 million. The Company expects to incur negative operating cash flows during the continued period of integration for its acquisition completed in January 2014 as the Company works to combine the entities and to improve operational efficiencies.
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
The Company's recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Reverse Stock Split
On January 16, 2014, the shareholders approved, and on April 9, 2014, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of the State of California effecting a one-for-five reverse split of the Company's capital stock. All share, per share and stock option data information in the accompanying condensed consolidated financial statements and the notes thereto have been restated for all periods to reflect the reverse stock split.
Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2014 presentation.
Business Combination
Business combinations are accounted for using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis will change the amount of the purchase prices allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to the condensed consolidated financial results will be adjusted retroactively. All acquisition costs are expensed as incurred. The results of operations of acquired businesses are included in the condensed consolidated financial statements from the acquisition date.
Goodwill and Purchased Intangible Assets
Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Purchased intangible assets are amortized on a straight-line basis over their economic lives of three to ten years for developed technology, and 15 years for customer relationships as the Company believes this method most closely reflects the pattern in which the economic benefits of the assets will be consumed.
Goodwill is measured and tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization.
Short-term Investment - Related Party
Short-term investment is made up of a marketable security. This investment is classified as available-for-sale and is reported at fair value based on quoted prices using the specific identification method. Unrealized gains and losses are recorded in other comprehensive loss and included as a separate component of shareholders' equity (deficit). Realized gains and losses and declines in value judged to be other than temporary on marketable securities, if any, are included in other income in the condensed consolidated statements of operations.
Fair Value of Financial Instruments
Financial instruments including cash, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Short-term investment is measured at fair value using Level 1 inputs as the stock is traded on the TSX Venture Exchange. The carrying amount of the credit facilities borrowings approximate their fair value as the interest rate of the credit facilities are substantially comparable to rates offered for similar debt instruments. The fair value of convertible notes is estimated at $8.1 million using an estimated interest rate of 12%, and is classified within Level 3 of the fair value hierarchy. At March 31, 2014, the carrying value of the convertible notes was $9.5 million.

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
In July 2013, the FASB, issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance affected presentation only and, therefore, did not have a material impact on the Company's consolidated financial results.
NOTE 2 — BUSINESS COMBINATION
On January 21, 2014, the Company acquired Tandberg, a privately held provider of data storage and data protection solutions, for a purchase price of approximately $49.0 million, which was paid in shares of the Company's common stock. The shareholders of Tandberg received 9,430,526 shares of the Company's common stock at $5.20 per share. This acquisition expands the Company's number of global channel and service partners, product lines and service offerings, as well as expands the Company's market reach in the Asia-Pacific region, Europe and the Middle East.
A summary of the preliminary allocation of the purchase consideration for the acquisition is as follows (in thousands):

Cash and cash equivalents	$1,715
Restricted cash	400
Accounts receivable	7,571
Inventories	6,416
Property and equipment	3,763
Goodwill	19,434
Identifiable intangible assets	24,260
Other assets	1,959
Total assets acquired	65,518
Current liabilities	(13,796)
Other liabilities	(2,683)
Net assets acquired	$49,039

The fair value estimates for the assets acquired and liabilities assumed for the acquisition were based on preliminary estimates and analysis, including work performed by third-party valuation specialists. Adjustments may be made to the allocation of the purchase price during the measurement period as we obtain additional information. The primary areas of estimates that were not yet finalized related to inventories, property and equipment, goodwill and identifiable intangible assets. None of the goodwill recognized upon acquisition is deductible for tax purposes.
The Company's consolidated net revenues for the three months ended March 31, 2014 included $10.7 million attributable Tandberg since the acquisition. Due to continued integration of the combined businesses since the date of acquisition, it is impracticable to determine the earnings/(loss) contributed by the acquisition.
The following unaudited pro forma condensed combined financial information gives effect to the acquisition as if it were consummated on July 2, 2012 (the beginning of the earliest fiscal period presented). Due to historically differing fiscal year ends of the Company and Tandberg, the unaudited pro forma condensed combined financial information for the three and nine months ended March 31, 2014 and 2013 are based on the historical results of the Company, and derived from the historical results of Tandberg for the years ended December 31, 2013 and 2012, and the period ended January 21, 2014.
The unaudited pro forma condensed combined financial information is presented for informational purposes only, is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition occurred on July 2, 2012, and should not be taken as representative of future consolidated results of operations of the combined company (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net revenue	$22,343	$24,564	$75,378	$81,752
Net loss	$(7,510)	$(8,997)	$(23,249)	$(18,994)
Net loss per share	$(0.43)	$(0.59)	$(1.41)	$(1.67)
The Company incurred acquisition related expenses of $2.1 million which consisted primarily of due diligence, legal and other one-time integration charges and are included in general and administrative expense in the condensed consolidated statements of operations.
NOTE 3 — SHORT-TERM INVESTMENT - RELATED PARTY
In July 2013, the Company entered into a supply agreement with Sphere 3D Corporation (“Sphere 3D”). As partial payment under the supply agreement, Sphere 3D issued 769,231 common shares with a value as of the date of issuance equal to approximately $0.5 million to the Company. Sphere 3D's shares are traded on the TSX Venture Exchange. The short-term investment is classified as available-for-sale marketable securities. See note 11 for additional related party disclosure.
The following summarizes short-term investments (in thousands):

	March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investment	$481	$4,421	$—	$4,902

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following table summarizes inventories (in thousands):

	March 31, 2014	June 30, 2013
Raw materials	$5,694	$3,496
Work in process	640	857
Finished goods	9,706	6,001
	$16,040	$10,354
The following table summarizes other current assets (in thousands):

	March 31, 2014	June 30, 2013
Deferred cost - service contracts	$748	$1,192
Prepaid insurance and services	729	355
VAT receivable	221	155
Other	921	221
	$2,619	$1,923
The following table summarizes accrued liabilities (in thousands):

	March 31, 2014	June 30, 2013
Accrued expenses	$5,614	$3,955
Accrued third-party service contracts	530	1,048
	$6,144	$5,003
The following table summarizes other long-term liabilities (in thousands):

	March 31, 2014	June 30, 2013
Deferred income tax, net	$966	$—
Deferred rent	447	782
Related party supply agreement	350	—
Accrued third-party service contracts	91	125
Other	688	3
	$2,542	$910

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
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Restricted stock not yet vested and released	554	573	554	573
Options outstanding and ESPP share purchase rights	239	322	271	310
Common stock purchase warrants	2,875	2,720	2,875	2,720
Convertible notes	1,789	2,038	1,789	2,038
Convertible notes interest	604	865	604	865
NOTE 6 — INCOME TAXES
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties in its condensed consolidated balance sheets at March 31, 2014 and June 30, 2013, and recognized no interest or penalties in the condensed consolidated statements of operations for the three and nine months ended March 31, 2014 and 2013.
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
Separately priced extended on-site warranties and service contracts are offered for sale to customers on all product lines. The Company contracts with third-party service providers to provide service relating to on-site warranties and service contracts. Extended warranty and service contract revenue and amounts paid in advance to outside service organizations are deferred and recognized as service revenue and cost of service, respectively, over the period of the service agreement. The Company had $1.1 million and $1.9 million in deferred costs related to deferred service revenue at March 31, 2014 and June 30, 2013, respectively.
Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2013	$790	$10,354
Liabilities assumed from acquisition	950	1,725
Settlements made during the period	(220)	(8,948)
Change in liability for warranties issued during the period	391	7,468
Change in liability for pre-existing warranties	(344)	—
Liability at March 31, 2014	$1,567	$10,599

Current liability	$1,121	$7,435
Non-current liability	446	3,164
Liability at March 31, 2014	$1,567	$10,599
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at March 31, 2014 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.
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

In August 2012, Quantum filed counterclaims against the Company in the United States District Court for the Southern District of California action alleging trademark infringement and unfair competition claims, and infringement of U.S. Patent Nos. 5,491,812, 6,542,787, 6,498,771 and 5,925,119 by its products. In April 2013, Quantum filed a complaint against the Company in the United States District Court for the Southern District of California alleging infringement of U.S. Patent No. 7,263,596 by the Company's products. Quantum is seeking monetary damages from the Company and injunctive relief. In February 2014, pursuant to a settlement agreement entered into between the Company and Quantum, the Company and Quantum jointly moved to dismiss Quantum’s claims and counterclaims against the Company, and its claims and counterclaims against Quantum. The District Court granted the joint motions.
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
In February 2014, the District Court for the Southern District of California stayed the Company's litigation against BDT, Spectra Logic and PivotStor pending the results of the inter partes review filed by Spectra Logic. The stay as to BDT and PivotStor was conditioned on both of them agreeing to be bound by the results of the inter partes review.
NOTE 8 — INTANGIBLE ASSETS
The following table summarizes purchased intangible assets (in thousands):

	March 31, 2014	June 30, 2013
Developed technology	$23,467	$1,928
Customer contracts and trade names	3,853	3,853
Customer relationships	1,120	—
	28,440	5,781
Less: Accumulated amortization	(6,049)	(5,129)
Total finite-lived intangible assets, net	22,391	652
Indefinite lived intangible assets - trade name	2,100	—
Total intangible assets, net	$24,491	$652

Amortization expense of intangible assets was $0.6 million and $0.2 million during the third quarter of fiscal 2014 and 2013, respectively. Amortization expense of intangible of intangible assets was $0.9 million and $0.5 million during the first nine months of fiscal 2014 and 2013, respectively. Estimated amortization expense for intangible assets is approximately $0.7 million for the remainder of fiscal 2014 and $2.2 million, $2.2 million, $2.0 million, $1.8 million and $1.8 million in fiscal 2015, 2016, 2017, 2018 and 2019, respectively.

NOTE 9 — EQUITY (DEFICIT)
Authorized Number of Shares of Common Stock
On January 17, 2014, the Company increased its authorized shares of common stock from 90,200,000 shares to 125,000,000 shares.
Restricted Stock
During the first nine months of fiscal 2014, the Company issued 172,290 shares of common stock in conjunction with vested restricted stock units. The restricted stock unit holders surrendered 77,197 restricted stock units to pay for minimum withholding taxes totaling $0.4 million. During the first nine months of fiscal 2013, the Company issued 202,200 shares of common stock in conjunction with vested restricted stock units, and the restricted stock unit holders surrendered 95,321 restricted stock units to pay for minimum withholding taxes totaling $0.7 million. Options and restricted stock units outstanding were approximately 0.8 million shares and 0.9 million shares as of March 31, 2014 and June 30, 2013, respectively.
Outside of 2009 Equity Incentive Plan
During the first nine months of fiscal 2014, the Company granted to an officer a restricted stock award to acquire 25,000 shares of common stock, and an option award to purchase 15,000 shares of common stock. These awards vest over three years. During the first nine months of fiscal 2013, the Company granted to an officer a restricted stock award to acquire 40,000 shares of common stock. This restricted stock award vests over three years.
2009 Equity Incentive Plan
On January 17, 2014, the Company increased the number of shares of its common stock available for award grant purposes under the 2009 Equity Incentive Plan by 1,400,000 shares.
During the first nine months of fiscal 2014, the Company granted to an officer a restricted stock award to acquire 220,000 shares of common stock. This award vests over three years.
On May 13, 2014, the Company granted to certain officers and employees of the Company restricted stock awards to acquire in the aggregate 1.2 million share of common stock. These awards vest over 18 months.
Employee Stock Purchase Plan
During the first nine months of fiscal 2014 and 2013, the Company issued 19,672 and 26,718, respectively, shares of common stock purchased through the Company's 2006 employee stock purchase plan.
Common Stock Exercises
During the first nine months of fiscal 2014 and 2013, the Company issued zero and 5,550, shares of common stock, respectively, upon exercise of outstanding stock options.
Issuance of Common Stock for Convertible Notes
During the first nine months of fiscal 2014, the Company issued an aggregate of 1,649,579 shares of common stock at $6.50 per share in satisfaction of $10.7 million of the Company's outstanding convertible notes.
During the first nine months of fiscal 2014, the Company issued an aggregate of 104,285 shares of common stock with a weighted average issuance price of $4.86 per share to the holders of its outstanding convertible notes as payment of interest on such notes.

NOTE 10 — DEBT
Credit Facilities
In August 2011, the Company entered into a loan and security agreement, or credit facility, which allows for revolving cash borrowings up to $8.0 million. The proceeds of the credit facility may be used to fund the Company's working capital and to fund its general business requirements. The obligations under the credit facility are secured by substantially all assets of the Company other than 65% of the stock of our foreign subsidiaries, which are pledged under the Company's convertible notes. Borrowings under the credit facility bear interest at the prime rate (as defined in the credit facility) plus a margin of either 1.00% or 1.25%, depending on the Company's liquidity coverage ratio. The Company is also obligated to pay other customary facility fees and arrangement fees for a credit facility of this size and type. In August 2013, the credit facility was amended to extend the scheduled maturity date to August 7, 2015 and add a separate line of credit in the amount of $750,000 for letters of credit, foreign exchange contracts, and cash management. In March 2014, the credit facility was amended to provide for a $3.0 million sublimit for advances to one of the Company's subsidiaries. Borrowings under the sublimit bear interest at the prime rate (as defined in the credit facility) plus a margin of either 2.00% or 2.25%, depending on the Company's net cash. At March 31, 2014, the interest rate on the credit facility was 4.25%. No payments are due within the next 12 months.
The credit facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company's and its subsidiaries' ability to incur liens and indebtedness, make certain types of payments, merge or consolidate, and make dispositions of assets. The credit facility specifies customary events of default (some of which are subject to applicable grace or cure periods) including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Upon the occurrence of an event of default under the credit facility, the lender may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and deduct such amounts from the Company’s lockbox account on deposit with the bank. At March 31, 2014, the Company was in compliance with all covenants of the credit facility.
In January 2014, the Company entered into a credit facility which has a maximum borrowing capacity of $1.25 million. Borrowings under the overdraft facility bear interest at libor plus 3.6%. The credit facility is secured by a pledge of certain inventory, accounts receivable and cash deposits. The credit facility matures on May 30, 2014. At March 31, 2014, the interest rate on the credit facility was 3.7%.
At March 31, 2014, the Company had $4.4 million outstanding on its credit facilities, and a remaining external borrowing capacity, subject to certain limitations of accounts receivable, of $4.8 million. While the credit facility amount of $3.4 million is recorded as long-term debt, it is a revolving line of credit and borrowings and payments are presented on a net basis in the condensed consolidated statements of cash flows.
Convertible Notes - Related Party
In February 2013, the Company entered into a note purchase agreement (the “NPA”) with the purchasers party thereto (the “Purchasers”), including certain affiliates of Cyrus Capital Partners, L.P. (the “Cyrus Purchasers”), which was amended in March 2013. The Company sold to the Purchasers convertible promissory notes (the “Initial Notes”) of the Company in an aggregate original principal amount of $13.25 million. On November 1, 2013, the Company amended and restated the NPA and agreed to sell additional convertible promissory notes (the “Additional Notes” and, together with the Initial Notes, the “Notes”) to the Cyrus Purchasers. The Company issued the Additional Notes in amounts of $3.0 million, $2.0 million, and $2.0 million on November 12, 2013, December 24, 2013, and January 21, 2014, respectively.
The Initial Notes are scheduled to mature in February 2017. The Additional Notes are scheduled to mature four years from date of issuance. Debt issuance costs of $0.3 million have been included in other assets and will be amortized over the term of the Notes. The Notes bear interest at a rate of 8% per annum, payable semi-annually.

On November 8, 2013, the Company issued 1,649,579 shares of common stock to the Purchasers in satisfaction of approximately $10.7 million of the Initial Notes. On November 8, 2013, the Cyrus Purchasers, the beneficial owners of Tandberg, became the sole holders of the outstanding Notes. In January 2014, the Company completed the acquisition of Tandberg.
At March 31, 2014, the Notes' principal balance was $9.5 million and has been recorded as long-term debt. No payments of principal are due within the next 12 months.
Through July 2015, the Company may, subject to certain limitations, pay interest in cash or in shares of common stock at its option. Subsequent to July 2015, if at anytime the Cyrus Purchasers hold 20% or more of the then outstanding common stock, the Cyrus Purchasers (and not the Company) will have the option to determine whether the applicable interest payment payable to the Cyrus Purchasers during such time is payable in cash or shares of common stock. The number of shares of common stock that may be issued as payment of interest on the Notes will be determined by dividing the amount of interest due to the holders of the Notes by the volume weighted average of the closing prices of one share of common stock as reported on the NASDAQ Capital Market for the 20 consecutive trading days up to and including the trading day on the third trading day prior to the valuation date, using the interest payment due date as the valuation date; provided the Company may not pay interest in shares of common stock at a price per share lower than, in the case of the Initial Notes, $4.90, and in the case of the Additional Notes, $4.50 (in each case as adjusted from time to time for items such as stock splits, combinations, reclassifications, or recapitalizations). In the event of a share price lower than, in the case of the Initial Notes, $4.90, and in the case of the Additional Notes, $4.50, the Company has the option to pay interest in a combination of shares of common stock and cash so long as the number of shares of common stock that the Company issues does not exceed the quotient obtained by dividing the interest payable at such time by, in the case of the Initial Notes, $4.90, and in the case of the Additional Notes, $4.50, and the difference between the amount of the interest paid in shares and the average closing price of the shares of common stock, determined as described above, will be payable in cash.
The Cyrus Purchasers may elect to convert all or a portion of the outstanding principal amount of such Purchaser's Note into shares of common stock (subject to certain limitations) in an amount equal to the principal amount of the Notes being converted divided by, in the case of the Initial Notes, $6.50, and in the case of the Additional Notes, $5.00, in each case subject to adjustment as set forth in the NPA, such as stock splits.
The Company may, at its option, convert the outstanding Initial Notes or Additional Notes, as applicable, into shares of common stock (subject to certain limitations) on the first trading day immediately following the date that the closing bid price of the common stock exceeds, in the case of the Initial Notes, $13.00, and in the case of the Additional Notes, $7.50, for 10 consecutive trading days.
If certain conditions are met with respect to ongoing litigation, the Company has an option to repay a portion of the Initial Notes prior to the maturity date.
The obligations under the Notes are secured by a pledge of 65% of the Company's stock in each of its foreign subsidiaries.
The NPA contains customary covenants, including covenants that limit or restrict the Company's ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the NPA, the Cyrus Purchasers may declare all amounts outstanding to be immediately due and payable. The NPA specifies a number of events of default (some of which are subject to applicable grace or cure periods) including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. In the event of default, the interest rate shall automatically increase to 11%. The Company has also granted certain registration rights to the Cyrus Purchasers. At March 31, 2014, the Company was in compliance with all covenants contained in the NPA and the Notes.

NOTE 11 — RELATED PARTY
In July 2013, the Company entered into a supply agreement, and a technology license agreement, with Sphere 3D. As consideration for the transactions contemplated by the technology license agreement, the Company paid Sphere 3D $250,000 in cash and issued Sphere 3D 42,644 shares of its common stock, with a value at the time of issuance of approximately $250,000. As partial payment under the supply agreement, Sphere 3D issued 769,231 common shares with a value as of the date of issuance equal to approximately $0.5 million to the Company.
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
At March 31, 2014, the Company had $161,000 and $350,000 in accounts receivable and other long-term liabilities, respectively, related to the Sphere 3D supply agreement. The Company recognized $149,000 and $386,000 in revenue related to the supply agreement during the three and nine months ended March 31, 2014. No related party expense was recognized during the three and nine months ended March 31, 2014.
NOTE 12 — SUBSEQUENT EVENTS
Reverse Stock Split
On January 16, 2014, the shareholders approved, and on April 9, 2014, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of the State of California effecting, a one-for-five reverse split of the Company's capital stock. All share, per share and stock option data information in the accompanying condensed consolidated financial statements and the notes thereto have been restated for all periods to reflect the reverse stock split.
Merger Agreement
On May 15, 2014, the Company announced that it had signed an agreement and plan of merger (the “Merger Agreement”) by and among the Company, Sphere 3D, and S3D Acquisition Company, a California corporation and a wholly owned subsidiary of Sphere 3D (“Merger Sub”). Pursuant to the terms of the Merger Agreement, the Company will merge with and into Merger Sub, and as a result the Company will continue as the surviving operating corporation and a wholly owned subsidiary of Sphere 3D. The merger is expected to close in the first quarter of fiscal 2015.
At the effective time of the merger, each issued and outstanding share of common stock of the Company will be cancelled and automatically converted into the right to receive 0.510594 shares of common stock of Sphere 3D, subject to adjustment in certain circumstances. The Merger Agreement contains customary reciprocal operating covenants as well as customary negative covenants. Additionally, the Company is subject to a “no-shop” restriction on its ability to solicit alternative acquisition proposals, provide information to third parties and engage in discussions with third parties (subject to exceptions in certain limited circumstance).
The Merger Agreement contains certain termination rights for both the Company and Sphere 3D. The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay Sphere 3D a termination fee of $3.5 million. The Company and Sphere 3D are entitled to seek specific performance in order to enforce one another’s obligations under the Merger Agreement.
In connection with the Merger Agreement, Sphere 3D agreed to loan the Company approximately $5.0 million pursuant to a note to be issued to Sphere 3D by the Company (the “Note”). The Note will be subordinated to certain existing indebtedness of the Company and will be secured by inventory of the Company and shares of common stock of Sphere 3D owned by the Company.

The Company’s shareholders will be asked to vote on the approval of the Merger Agreement and the Merger at a special shareholders’ meeting that will be held on a date to be announced. The closing of the Merger is subject to a condition that the Merger be approved by the affirmative vote of the holders of a majority of all outstanding shares of common stock of the Company. Consummation of the Merger is also subject to certain customary closing conditions. The Merger is not conditioned upon Sphere 3D obtaining additional financing.
The Board of Directors of the Company approved the Merger Agreement on May 15, 2014, with Eric Kelly abstaining (in order to avoid any appearance of conflict of interest resulting from his position as a director of Sphere 3D) and Daniel Bordessa abstaining (in order to avoid any appearance of conflict of interest resulting from his position as a nominee of Cyrus Capital, the majority shareholder of the Company, and a holder of certain debt securities of Sphere 3D).
The terms of the Merger Agreement did not impact the Company’s consolidated financial statements as of and for the nine months ended March 31, 2014.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction, or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our ability to successfully integrate the businesses of Tandberg with our other businesses; our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs and operating expenses; our ability to achieve the intended cost savings and maintain quality with our manufacturing partner; our ability to generate cash from operations; the ability of our suppliers to provide an adequate supply of components for our products at prices consistent with historical prices; our ability to raise outside capital and to repay our debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to maintain the listing of our common stock on the NASDAQ Capital Market; customers', suppliers', and creditors' perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; our ability to enforce our intellectual property rights and protect our intellectual property (including the outcome of our ongoing patent litigation); general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. In evaluating such statements, we urge you to specifically consider various factors identified in this report, including the matters set forth under the heading “Risk Factors” in Item 1A of Part II of this report, and set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on September 18, 2013 under the caption “Risk Factors” in Item 1A of Part I, any of which could cause actual results to differ materially from those indicated by such forward-looking statements.
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
We develop and deliver a comprehensive solution set of award-winning products and services for storing data throughout the organization and during the entire data lifecycle. Our disk systems allow customers to scale-out in capacity and performance as their storage needs grow, as well as provide access to and protect primary and secondary data regardless of its location. Our disk systems are available with backup, replication, and mirroring software in highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our tape automation systems are tape and virtual tape solutions designed to meet the need for cost-effective, reliable data storage for long-term archiving and compliance requirements.
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
We reported net revenue of $20.2 million for the third quarter of fiscal 2014, compared with $11.6 million for the third quarter of fiscal 2013. We reported net revenue of $41.5 million for the first nine months of fiscal 2014, compared with $36.0 million for the first nine months of fiscal 2013. We reported a net loss of $6.6 million, or $0.44 per share, for the third quarter of fiscal 2014 compared with a net loss of $5.1 million, or $0.87 per share, for the third quarter of fiscal 2013. We reported a net loss of $15.5 million, or $1.64 per share, for the first nine months of fiscal 2014 compared with a net loss of $14.2 million, or $2.49 per share, for the first nine months of fiscal 2013.
Acquisition. In January 2014, we completed our acquisition of Tandberg, a privately held global leader of data storage and data protection solutions in exchange for shares of our common stock, and Tandberg became a wholly-owned subsidiary of the Company. Our financial position and operating performance include the financial position and operating performance from and after January 21, 2014.
Liquidity and capital resources. At March 31, 2014, we had cash and a short-term investment of $2.4 million and $4.9 million, respectively, compared to cash of $8.8 million at June 30, 2013. In the first nine months of fiscal 2014, we incurred a net loss of $15.5 million. Our credit facility provides for an up to $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At March 31, 2014, we had a balance of $3.4 million recorded as long-term debt, and a remaining external borrowing capacity, subject to certain limitations of accounts receivable, of $4.8 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the continued period of integration for our acquisition completed in January 2014 as we work to combine the entities and to improve operational efficiencies.
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
As of March 31, 2014, we had working capital of $8.9 million, reflecting increases in current assets and current liabilities of $13.2 million and $10.9 million, respectively, compared to June 30, 2013. The increase in current assets is primarily attributable to a $7.7 million increase in accounts receivable and a $5.7 million increase in inventory, each related to our acquisition completed in January 2014, as well as a $4.9 million increase in the market value of our short-term investment in Sphere 3D, offset by a $6.4 million decrease in cash. The increase in current liabilities, each related to our acquisition completed in January 2014, is primarily attributable to (i) a $6.2 million increase in accounts payable and accrued liabilities, (ii) a $2.1 million increase in other current liabilities, and (iii) a $1.1 million increase in accrued payroll and employee compensation related to an increase in headcount.

Recent Developments

•
On May 15, 2014, we announced that we have signed an agreement and plan of merger (the “Merger Agreement”) by and among the Company, Sphere 3D, and S3D Acquisition Company, a California corporation and a wholly owned subsidiary of Sphere 3D (“Merger Sub”). Pursuant to the terms of the Merger Agreement, we will merge with and into Merger Sub, and as a result we will continue as the surviving operating corporation and a wholly owned subsidiary of Sphere 3D. The merger is expected to close in the first quarter of fiscal 2015.

•
On January 16, 2014, the shareholders approved, and on April 9, 2014, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of the State of California effecting a one-for-five reverse stock split of our capital stock. All share, per share and stock option data information in the accompanying condensed consolidated financial statements and the notes thereto have been restated for all periods to reflect the reverse stock split.

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
Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.5	66.9	66.7	65.5
Gross profit	32.5	33.1	33.3	34.5
Operating expenses:
Sales and marketing	25.8	40.0	29.6	36.5
Research and development	9.0	14.3	10.8	13.5
General and administrative	31.5	22.8	30.2	23.1
	66.3	77.1	70.6	73.1
Loss from operations	(33.8)	(44.0)	(37.3)	(38.6)
Other income (expense), net	(1.4)	0.5	(2.7)	(0.5)
Loss before income taxes	(35.2)	(43.5)	(40.0)	(39.1)
Provision for (benefit from) income taxes	(2.6)	—	(2.5)	0.3
Net loss	(32.6)%	(43.5)%	(37.5)%	(39.4)%

A summary of our sales mix as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Disk systems	41.8%	21.8%	32.7%	19.6%
Tape automation systems	19.1	31.1	24.5	34.4
Tape drives and media	17.1	6.0	11.5	5.2
Service	22.0	41.1	31.3	40.8
	100.0%	100.0%	100.0%	100.0%
The Third Quarter of Fiscal 2014 compared with the Third Quarter of Fiscal 2013
Net Revenue. Net revenue increased to $20.2 million during the third quarter of fiscal 2014 from $11.6 million during the third quarter of fiscal 2013, an increase of $8.6 million, or 74.1%. The increase in net revenue as a whole, is a result of our acquisition that was completed in January 2014, which contributed $10.7 million in net revenue in the third quarter of fiscal 2014. The increase from our acquisition was offset by a $1.0 million decrease in revenue from our branded products, primarily as a result of decreased sales volumes of our products sold in EMEA, and a $1.1 million decrease in service revenue. OEM net revenue accounted for 17.0% and 11.4% of net revenues in the third quarter of fiscal 2014 and 2013, respectively.
Product Revenue
Net product revenue increased to $15.8 million during the third quarter of fiscal 2014 from $6.9 million during the third quarter of fiscal 2013. The increase of approximately $8.9 million, or 129%, resulted from our acquisition that was completed in January 2014, which contributed $9.9 million of product revenue in the third quarter of fiscal 2014. The increase from our acquisition was offset by a $1.0 million decrease in revenue from our branded products due to a decrease in sales of our tape automation systems of $0.6 million, and a decrease in sales of our disk systems of $0.4 million.
Service Revenue
Net service revenue decreased to $4.5 million during the third quarter of fiscal 2014 from $4.8 million during the third quarter of fiscal 2013. The decrease of approximately $0.3 million, or 6.3%,was primarily due to a $1.1 million decrease in our revenue from extended service contracts primarily related to lower tape automation system sales in EMEA and the Americas regions, offset by $0.8 million of service revenue generated by our acquisition that was completed in January 2014.
Gross Profit. Overall gross profit increased to $6.6 million during the third quarter of fiscal 2014 compared to $3.9 million during the third quarter of fiscal 2013. The increase was due to increased sales volumes primarily related to our acquisition completed in January 2014. Gross margin at 32.5% for the third quarter of fiscal 2014 decreased from 33.1% for the third quarter of fiscal 2013.
Product Revenue
Gross profit on our products during the third quarter of fiscal 2014 was $3.8 million compared to $0.9 million during the third quarter of fiscal 2013. The increase of $2.9 million, or 322%, was due to increased sales volumes primarily related to our acquisition completed in January 2014. Gross margin on product revenue at 24.3% for the third quarter of fiscal 2014 increased from 13.2% for the third quarter of fiscal 2013 due to higher margins for the sale of products we received through our acquisition that was completed in January 2014.

Service Revenue
Gross profit on our services during the third quarter of fiscal 2014 was $2.7 million compared to $2.9 million during the third quarter of fiscal 2013. The decrease of $0.2 million, or 6.9%, was primarily due to a decrease in our extended service contracts due to a decrease in tape automation system sales. Gross margin on our services at 61.4% for the third quarter of fiscal 2014 was relatively constant from 61.6% for the third quarter of fiscal 2013.
Share-based Compensation Expense. During the third quarter of fiscal 2014 and 2013, we recorded share-based compensation expense of approximately $1.0 million and $1.2 million, respectively. Share-based compensation expense for the fourth quarter of fiscal 2014 is expected to be approximately $1.0 million.
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of product sales	$28	$34
Sales and marketing	63	261
Research and development	84	84
General and administrative	798	779
	$973	$1,158
Sales and Marketing Expense. Sales and marketing expense in the third quarter of fiscal 2014 increased to $5.2 million from $4.7 million during the third quarter of fiscal 2013. The increase of $0.5 million, or 10.6%, was primarily due to an increase of $0.7 million in employee and related expenses associated with an increase in average headcount related to our acquisition in January 2014, offset by a decrease of $0.2 million in share-based compensation.
Research and Development Expense. Research and development expense was relatively constant in the third quarter of fiscal 2014 at $1.8 million compared to $1.7 million during the third quarter of fiscal 2013.
General and Administrative Expense. General and administrative expense in the third quarter of fiscal 2014 increased to $6.4 million from $2.7 million during the third quarter of fiscal 2013. The increase of $3.7 million, or 137%, was a result of i) a $1.5 million increase in employee related to expenses primarily associated with an increase in headcount, ii) a $1.2 million increase in legal and advisory expenses, iii) a $0.5 million increase in outside contractor expenses, and (iv) a $0.4 million increase in auditor fees. All increases were primarily related to the completion and integration of our acquisition in January 2014.
Interest Expense. Interest expense in the third quarter of fiscal 2014 increased to $0.3 million from $0.2 million during the third quarter of fiscal 2013. The increase was primarily related to interest expense for convertible notes we sold in fiscal 2014.
The First Nine Months of Fiscal 2014 compared with the First Nine Months of Fiscal 2013
Net Revenue. Net revenue increased to $41.5 million during the first nine months of fiscal 2014 compared to $36.0 million during the first nine months of fiscal 2013, an increase of $5.5 million, or 15.3%. The increase in net revenue as a whole, is related to our acquisition completed in January 2014, which contributed $10.7 million in net revenue in the first nine months of fiscal 2014. The increase from our acquisition was offset by a $2.4 million decrease in revenue from our branded products, primarily as a result of decreased sales volumes of our products sold in the Americas and EMEA regions, and a $2.5 million decrease in service revenue. OEM revenue represented approximately 14.7% of net revenue in the first nine months of fiscal 2014 compared to 12.2% of net revenue in the first nine months of fiscal 2013.

Product Revenue
Net product revenue increased to $28.5 million during the first nine months of fiscal 2014 compared to $21.3 million during the first nine months of fiscal 2013. The increase of $7.2 million, or 33.8%, resulted from our acquisition that was completed in January 2014, which contributed $9.9 million of product revenue in the first nine months of fiscal 2014. The increase from our acquisition was offset by a $2.4 million decrease in revenue from our branded products due to a decrease in sales of our tape automation systems of $2.7 million, offset by an increase in sales of our disk systems of $0.2 million.
Service Revenue
Net service revenue decreased to $13.0 million in the first nine months of fiscal 2014 compared to $14.7 million during the first nine months of fiscal 2013. The decrease of $1.7 million, or 11.6%, was primarily due to a $2.5 million decrease in our revenue from extended service contracts primarily related to lower tape automation system sales in EMEA and the Americas regions, offset by $0.8 million of service revenue generated by our acquisition that was completed in January 2014.
Gross Profit. Gross profit in the first nine months of fiscal 2014 increased to $13.8 million compared to $12.4 million in the first nine months of fiscal 2013. Gross margin decreased to 33.3% in the first nine months of fiscal 2014 compared to 34.5% in the first nine months of fiscal 2013.
Product Revenue
Gross profit on our products during the first nine months of fiscal 2014 was $5.8 million compared to $2.9 million in the first nine months of fiscal 2013. The increase of $2.9 million, or 100%, was primarily due increase sales volumes related to our acquisition completed in January 2014. Gross margin on our products was 20.5% for the first nine months of fiscal 2014 compared to 13.8% for the first nine months of fiscal 2013 due to higher margins for the sale of products we received through our acquisition that was completed in January 2014.
Service Revenue
Gross profit on our services during the first nine months of fiscal 2014 was $8.0 million compared to $9.5 million during the first nine months of fiscal 2013. The decrease of $1.5 million, or 15.8%, was primarily due to a decrease in our extended service contracts. Gross margin on service at 61.4% for the first nine months of fiscal 2014 decreased from 64.4% for the first nine months of fiscal 2013.
Share-based Compensation. During the first nine months of fiscal 2014 and 2013, we recorded share-based compensation expense of approximately $2.7 million and $3.7 million, respectively.
The following table summarizes share-based compensation by income statement caption (in thousands):

	Nine Months Ended
	March 31,
	2014	2013
Cost of product sales	$76	$102
Sales and marketing	236	773
Research and development	228	244
General and administrative	2,179	2,543
	$2,719	$3,662

Sales and Marketing Expenses. Sales and marketing expenses decreased to $12.3 million during the first nine months of fiscal 2014 compared to $13.1 million during the first nine months of fiscal 2013. The decrease of approximately $0.8 million, or 6.1%, was primarily a result of a decrease of $0.5 million in share-based compensation, and a decrease of $0.2 million in public relations and advertising expense, including contractor fees.
Research and Development Expenses. Research and development expenses decreased to $4.5 million during the first nine months of fiscal 2014 compared to $4.9 million during the first nine months of fiscal 2013. The decrease of approximately $0.4 million, or 8.2%, was primarily a result of a decrease in employee and related expenses associated with a decrease in average headcount.
General and Administrative Expenses. General and administrative expenses increased to $12.5 million during the first nine months of fiscal 2014 compared to $8.3 million for the first nine months of fiscal 2013. The increase of approximately $4.2 million, or 50.6%, was a result of i) a $2.2 million increase in legal and advisory expenses, ii) a $1.3 million increase in employee related to expenses primarily associated with an increase in headcount, iii) a $0.6 million increase in outside contractor expenses, and (iv) a $0.4 million increase in auditor fees. All increases were primarily related to the completion and integration of our acquisition in January 2014. These increases were offset by a $0.4 million decrease in share-based compensation.
Interest Expense. Interest expense increased to $0.9 million during the first nine months of fiscal 2014 compared to $0.3 million during the first nine months of fiscal 2013. The increase of approximately $0.6 million was primarily related to interest expense for convertible notes we sold in fiscal 2014.
Liquidity and Capital Resources
At March 31, 2014, we had cash and a short-term investment of $2.4 million and $4.9 million, respectively, compared to cash of $8.8 million at June 30, 2013. In the first nine months of fiscal 2014, we incurred a net loss of $15.5 million. Our credit facility provides for an up to $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At March 31, 2014, we had a balance of $3.4 million recorded as long-term debt, and a remaining external borrowing capacity, subject to certain limitations of accounts receivable, of $4.8 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the continued period of integration for our acquisition completed in January 2014 as we work to combine the entities and to improve operational efficiencies.
As of March 31, 2014, we had working capital of $8.9 million, reflecting an increase in current assets of $13.2 million and a decrease in current liabilities of $10.9 million compared to June 30, 2013. The increase in current assets and current liabilities as a whole, is related to our acquisition completed in January 2014. The increase in current assets is primarily attributable to (i) a $7.7 million increase in accounts receivable, a (ii) a $5.7 million increase in inventory, and a $4.9 million increase in our short-term investment in Sphere 3D, offset by a $6.4 million decrease in cash. The increase in current liabilities is primarily attributable to (i) a $6.2 million increase in accounts payable and accrued liabilities, (ii) a $2.1 million increase in other current liabilities, and (iii) a $1.1 million increase in accrued payroll and employee compensation related to an increase in average year-to-date headcount from our acquisition in January 2014.
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
During the first nine months of fiscal 2014, we used net cash in operating activities of $14.5 million, compared to $9.3 million in the first nine months of fiscal 2013. The use of cash during the first nine months of fiscal 2014 was primarily a result of our net loss of $15.5 million offset by $3.1 million in non-cash items, which were share-based compensation, deferred income tax benefit, depreciation and amortization. In addition, we had decreases in inventory and accrued liabilities.
During the first nine months of fiscal 2014, net cash provided by investing activities was $0.5 million compared to 0.8 million used in investing activities in the first nine months of fiscal 2013. During the first nine months of fiscal 2014, we assumed $1.7 million of cash from our acquisition completed in January 2014, offset by $0.3 million of intangible assets purchased related to a technology license agreement. During each of the first nine months of fiscal 2014 and 2013, capital expenditures totaled $0.8 million and were primarily associated with the implementation of a new enterprise resource planning system and equipment for quality assurance testing.
Net cash provided by financing activities was $7.6 million and $13.7 million during the first nine months of fiscal 2014 and 2013, respectively. During the first nine months of fiscal 2014, we received gross proceeds of $7.0 million from the sale of our convertible notes and $1.0 million from proceeds from our credit facility, offset by $0.4 million paid for taxes for net settlement of restricted stock units. During the first nine months of fiscal 2013, we received gross proceeds of $13.2 million from the sale of our convertible notes, and $1.1 million from the issuance of common stock, offset by $0.7 million paid for taxes for net settlement of restricted stock units.
Inflation
Inflation has not had a significant impact on our operations during the periods presented. Historically, we have been able to pass on to our customers increases in raw material prices caused by inflation. If at any time we cannot pass on such increases, our margins could suffer.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or significant guarantees to third parties that are not fully recorded in our condensed consolidated balance sheet or fully disclosed in the notes to our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements for information about recent accounting pronouncements.

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
Foreign Currency Risk. We conduct business on a global basis and our products sold in international markets are denominated in U.S. dollars as well as local currencies. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in Europe and Asia incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations during the first nine months of fiscal 2014 and 2013 resulted in losses of $263,000 and gains of $46,000, respectively, to our condensed consolidated financial statements.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In August 2012, Quantum filed counterclaims against us in the United States District Court for the Southern District of California action alleging trademark infringement and unfair competition claims, and infringement of U.S. Patent Nos. 5,491,812; 6,542,787; 6,498,771; and 5,925,119 by our products. In April 2013, Quantum filed a complaint against us in the United States District Court for the Southern District of California alleging infringement of U.S. Patent No. 7,263,596 by our products. Quantum is seeking monetary damages from us and injunctive relief. In February 2014, pursuant to a settlement agreement entered into between us and Quantum, we and Quantum jointly moved to dismiss Quantum’s claims and counterclaims against us, and our claims and counterclaims against Quantum. The District Court granted the joint motions.
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
In February 2014, the District Court for the Southern District of California stayed our litigation against BDT, Spectra Logic and PivotStor pending the results of the inter partes review filed by Spectra Logic. The stay as to BDT and PivotStor was conditioned on both of them agreeing to be bound by the results of the inter partes review.

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
 We hold 769,231 shares of common stock of Sphere 3D Corporation (“Sphere 3D”), which had a value as of March 31, 2014 of approximately $4.9 million, representing 5.3% of our total assets as of such date. The value of our investment in Sphere 3D could decrease substantially or entirely for a number of reasons, including Sphere 3D's limited operating history, that Sphere 3D may not be able to achieve or maintain revenues or profitability, the limited trading of Sphere 3D's stock on the TSX Venture Exchange and continued significant volatility of its trading price, our lack of control over Sphere 3D's management and operating decisions, the timing and nature of any exit transaction, the fact that the common stock of Sphere 3D is not listed on any U.S. stock exchange, and the fact that the shares of common stock of Sphere 3D owned by us have not been registered under U.S. securities laws, which could make it more difficult to sell our such shares. These factors could cause the value of our investment to decrease significantly, which could cause our financial condition to suffer as a result.

Our international operations are important to our business and involve unique risks.
Sales to customers outside of the United States represent a significant portion of our total sales, and following our acquisition in January 2014, we expect them to continue to do so. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations outside the United States, including impacts from the global macroeconomic environment and continuing challenges in Europe, any or all of which could have a material adverse effect on our operating results and financial condition, including, but not limited to, the following:

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
We do not currently engage in foreign currency hedging activities and, therefore, we are exposed to some level of currency risk. Our sales in international markets are denominated in U.S. dollars as well as local currency. Our wholly-owned subsidiaries in Eurpoe and Asia incur costs that are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation.
We have made a number of acquisitions in the past and we may make acquisitions in the future. The failure to successfully integrate acquisitions and successfully complete product development and launch of the related products could harm our business, financial condition and operating results.
We have in the past and may in the future make acquisitions of complementary businesses, products or technologies as we implement our business strategy, including our acquisition of Tandberg in January 2014. Mergers and acquisitions, including our acquisition in January 2014, involve numerous risks, including liabilities that we may assume from the acquired companies, difficulties in completion of in-process product development and assimilation of the operations and personnel of the acquired business, the diversion of management's attention from other business concerns, risks of entering markets in which we have no direct prior experience, and the potential loss of key employees of the acquired business. There can be no assurance that we will successfully integrate the operations of Tandberg, or any other companies we acquire in the future, into the operations of the company.
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
Maintaining the listing of our common stock on The NASDAQ Capital Market requires that we comply with certain listing requirements. We have in the past and may in the future fail to continue to meet one or more listing requirements. For example, in January 2013, we received a notification from The NASDAQ Stock Market LLC indicating non-compliance with the requirement to maintain minimum market value of listed securities of $35 million and that we would be delisted if we did not timely regain compliance. We regained compliance in December 2013, but we could fail to meet the continued listing requirements as a result of a decrease in our stock price or otherwise, and there can be no that our common stock will remain listed on the NASDAQ Capital Market.
If our common stock ceases to be listed for trading on The NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain a listing on The NASDAQ Capital Market may constitute an event of default under our outstanding indebtedness as well as any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the trading price of our common stock. If we are not listed on The NASDAQ Capital Market, we will be limited in our ability to raise additional capital we may need.
We may not have sufficient funds to repay our convertible notes when due and the conversion of the notes or additional payments of interest on the notes in shares may cause dilution to our existing shareholders.
In February 2013, we sold convertible notes to investors in a private placement, of which $2.5 million remain outstanding, and are scheduled to mature in February 2017. In connection with the acquisition of Tandberg, we issued an additional $7.0 million in aggregate original principal amount of additional convertible notes which are scheduled to mature between November 2017 and January 2018. The convertible notes are held by a related party.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On January 21, 2014, we issued and sold $2.0 million of convertible promissory notes (the “Notes”) pursuant to an amended and restated note purchase agreement, dated as of November 1, 2013 (the “NPA”), by and among the Company and the purchasers party thereto, all of which were accredited investors. The Notes are convertible into shares of common stock (subject to certain limitations) in an amount equal to the principal amount of the Notes being converted divided by $5.00, subject to adjustment as set forth in the NPA. In addition, the Company may, subject to certain limitations, pay interest on the Notes in cash or in shares of common stock at its option.
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

On January 21, 2014, we completed the acquisition of Tandberg. At the closing of the acquisition, we issued 9,430,526 shares of common stock of the Company (the “Acquisition Shares”) to the former shareholders of Tandberg. Immediately following the completion of the acquisition, the Acquisition Shares constituted approximately 54% of the Company’s fully-diluted outstanding securities.
The Acquisition Shares issued and sold to the former shareholders of Tandberg were offered and sold in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act. The basis for relying on this exemption is that the acquisition of Tandberg was a privately negotiated transaction with accredited investors that did not involve a general solicitation.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

3.1	Certificate of Amendment of Articles of Incorporation, dated January 16, 2014 (incorporated by reference to the Company's Form 8-K filed January 22, 2014).

10.1	Amendment to Acquisition Agreement, dated January 21, 2014 (incorporated by reference to the Company's Form 8-K filed January 22, 2014).

10.2	Voting Agreement, dated January 21, 2014 (incorporated by reference to the Company's Form 8-K filed January 22, 2014).

10.3	Registration Rights Agreement, dated January 21, 2014 (incorporated by reference to the Company's Form 8-K filed January 22, 2014).

10.4	Overland Storage, Inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to the Company's Form 8-K filed January 22, 2014).

10.5	Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank, dated March 19, 2014 (incorporated by reference to the Company's Form 8-K filed March 22, 2014).

21.1	Subsidiaries of the Company.

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

OVERLAND STORAGE, INC.

Dated:	May 15, 2014	By:	/s/ Eric L. Kelly
Eric L. Kelly President and Chief Executive Officer (Principal Executive Officer)

OVERLAND STORAGE, INC.

Dated:	May 15, 2014	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)