Form 10-K
period 2014-06-30
OVERLAND STORAGE INC
filed 2014-09-24
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2013, the last business day of the registrant's second fiscal quarter, was approximately $20,082,265 (based on the closing price reported on such date by the NASDAQ Capital Market of the registrant's Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of September 15, 2014, the number of outstanding shares of the registrant's common stock was 17,586,556.

OVERLAND STORAGE, INC.
FORM 10-K
For the fiscal year ended June 30, 2014

PART I
Item 1.    Business.
This report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our anticipated closing of the merger with Sphere 3D; our ability to successfully integrate the businesses of Tandberg Data with our other businesses; our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs and operating expenses; our ability to achieve the intended cost savings and maintain quality with our manufacturing partner; our ability to generate cash from operations; the ability of our suppliers to provide an adequate supply of components for our products at prices consistent with historical prices; our ability to raise outside capital and to repay our debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to maintain the listing of our common stock on the NASDAQ Capital Market; customers', suppliers', and creditors' perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; our ability to enforce our intellectual property rights and protect our intellectual property (including the outcome of our ongoing patent litigation); general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth under the heading “Risk Factors” in Part I, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. Share and per share amounts herein have been adjusted to give effect to the April 9, 2014 one-for-five reverse stock split.
Overview
We are a trusted global provider of unified data management and data protection solutions across the data lifecycle. We provide an integrated range of technologies and services for primary, nearline, offline, and archival data storage. Our solutions consolidate and protect data for easy and cost-effective management of different tiers of information whether the distributed data is local or global based. In May 2014, we announced that we entered into a definitive agreement for a proposed merger with Sphere 3D Corporation (“Sphere 3D”), which is intended to bring together next generation technologies for virtualization and cloud coupled with end-to-end scalable storage offerings, allowing the combined company to address the growing virtualization and cloud markets.
We develop and deliver a comprehensive solution set of award-winning products and services for storing data throughout the organization and during the entire data lifecycle. Our SnapScale® clustered network attached storage (“NAS”) products allow customers to scale-out in capacity and performance as their storage needs grow. Our SnapServer® products are unified NAS servers that integrate into businesses requiring simple, expandable block and file storage. Our SnapSAN® products are storage area network (“SAN”) arrays designed to ensure primary and secondary data is accessible and protected regardless of its location. Our SnapScale®, SnapServer®, and SnapSAN® solutions are available with backup, replication, and mirroring software in highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO Series®, StorageLoader® and StorageLibrary® tape library solutions are designed to meet the need for cost-effective, reliable data storage for long-term archiving and data storage compliance requirements, offering a wide range of capacity, performance and feature sets.

In January 2014, we completed our acquisition of Tandberg Data Holdings S.à r.l. (“Tandberg Data”) which added a range of RDX® products including RDX QuikStor®, RDX QuikStation® and RDX® media, as well as additional tape automation solutions. Our RDX QuikStor® and QuikStation® removable media-based storage systems offer reliable and convenient storage for backup, archive, data interchange and disaster recovery.
Our approach emphasizes long-term investment protection for our customers and reduces the complexities and ongoing costs associated with storage management. Moreover, most of our products are designed with a scalable architecture which enables companies to purchase additional storage as needed, on a just-in-time basis, and make it available instantly without downtime.
End users of our products include small and medium enterprises (“SMEs”), small and medium businesses (“SMBs”), distributed enterprise companies such as divisions and operating units of large multi-national corporations, governmental organizations, and educational institutions. Our products are used in a broad range of industries including financial services, video surveillance, healthcare, retail, manufacturing, telecommunications, broadcasting, research and development, and many others.
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
In May 2014, we announced that we entered into a definitive agreement for a proposed merger with Sphere 3D, which is intended to bring together next generation technologies for virtualization and cloud coupled with end-to-end scalable storage offerings, allowing the combined company to address the growing virtualization and cloud markets upon the consummation of the proposed merger.
Our Products and Services
Our data management and data protection solutions provide SMEs, SMBs, distributed enterprises and branch offices with disk-based systems for primary or nearline storage, and backup and recovery. For long-term data storage requirements, we offer automated tape backup and archive solutions.
Data Management Software
Our GuardianOS® storage-optimized platform is designed for SnapServer® NAS devices and delivers simplified data management and consolidation throughout distributed IT environments by combining cross-platform file sharing with block-level data access on a single device. The flexibility and scalability of GuardianOS® reduces the total cost of ownership of storage infrastructures. In addition to a unified storage architecture, the GuardianOS® platform offers scalability through features such as DynamicRAID®, centralized storage management, and a comprehensive suite of data protection tools. Beginning in August 2014, for customers who have the need to synchronize large data sets over geographically dispersed systems, we include our BitTorrent Sync™ functionality as part of our GuardianOS® software.
Our Snap Enterprise Data Replicator® (“Snap EDR”) provides multi-directional, WAN-optimized replication for SnapServer® systems. With Snap EDR, administrators can automatically replicate data between multiple SnapServer systems for data distribution, data consolidation, and disaster recovery.
Our AccuGuard® is a powerful windows-based backup and recovery data protection software designed to be used with our RDX QuikStor® and QuikStation® removable-disk solutions. AccuGuard® is an easy-to-deploy solution that protects Windows servers and desktops on physical machines and in virtual environments. AccuGuard® delivers reliable, automated backup and recovery utilizing a powerful deduplication engine.
Disk Systems
SnapSAN® Storage Area Network Solutions
Our SnapSAN® products provide block-based primary storage for virtual server environments and low latency applications. Systems can be managed through intuitive management interfaces that employ guided wizards to facilitate easy installation and administration. Our SnapSAN® products also offer a powerful set of features including thin provisioning, mirroring for high availability, replication and snapshots for data protection.

•
The SnapSAN® S3000 is a 2U storage array with options for 1Gb or 10Gb iSCSI, Fibre Channel, or SAS host connections, designed for midrange businesses and offers thin provisioning, volume cloning, synchronous and asynchronous remote replication, snapshots and disk spin down for reduced power consumption. The SnapSAN® S3000 can scale up to 384TB using the SnapSAN® Expansions.

•
The SnapSAN® S5000 is a 2U storage array with options for 1Gb or 10Gb iSCSI, Fibre Channel, or SAS host connections, designed for the enterprise and offers the same features as the SnapSAN® S3000 as well as SSD integration for caching and policy-based tiering, performance analysis, and tuning and compliance tools. The SnapSAN® S5000 can scale up to 384TB using the SnapSAN® Expansions.

SnapScale® Clustered Network Attached Storage Solutions
Our SnapScale X2® and SnapScale X4™ products are clustered NAS solutions that enable organizations with rapid or unpredictable data growth to scale capacity and performance without adding management complexity. SnapScale® eliminates islands of storage, which enables scaling without having to predict capacity in advance. SnapScale® writes data across multiple nodes and drives simultaneously for instant protection and high availability. Our SnapScale® products are designed for high performance, high scalability, and are available for the storage and archiving of unstructured data.

•	The SnapScale X2® is a 2U rackmount, which can be configured with up to 12 Nearline SAS hard drives for a minimum capacity of 24TB per node, and can scale out to 512PB with 2-way or 3-way redundancy.

•
The SnapScale X4™ is a high-density 4U rackmount, which can be configured with up to 36 Nearline SAS hard drives for a minimum capacity of 72TB per node, and can scale out to 512PB with 2-way or 3-way redundancy.

SnapServer® Network Attached Storage Solutions
Our SnapServer® solutions are an ideal platform for primary or nearline storage, and deliver stability and best-in-class integration with Windows, UNIX/Linux, and Macintosh environments. For virtual servers and database applications, the SnapServer® family supports iSCSI block-level access with Microsoft VSS and VDS integration to simplify Windows management. For data protection, the SnapServer® family offers RAID replication, and snapshots for point-in-time data recovery. The SnapServer DX Series™ products support DynamicRAID® and traditional RAID levels 0, 1, 5, 6, and 10.

•	The SnapServer® DX1 is a 1U server that can be configured with up to four SATA II drives, and can scale to 120 terabytes of storage capacity by adding SnapExpansion enclosures.

•	The SnapServer® DX2 is a 2U server that can be configured with up to 12 SATA II drives, and can scale to 288 terabytes of storage capacity by adding up to seven SnapExpansion enclosures.

RDX® Removable Disk Solutions
Our RDX® removable disk media are shock resistant to accommodate accidental falls from the rack, desktop or during transport. The media can also be secured with cartridge encryption for additional levels of security. We offer two types of RDX® media; media with hard drives inside the cartridge and media with solid-state disks inside. Hard drive RDX® media is designed to provide easy-to-use and reliable data protection, while solid-state disk RDX® media is designed for customers who are operating in environments that need extreme speed and durability in a portable storage device. RDX® removable media are available in several different capacity points, ranging from 64GB to 2TB per cartridge.

•
The RDX QuikStor® removable-media storage system combines the portability and reliability of tape-based backup with the speed and simplicity of hard disk drives in order to deliver reliable and convenient storage for backup, archive, data interchange and disaster recovery. RDX QuikStor® drives utilize either hard disk drives or SSD drives, with either SATA or USB 3.0 connectivity, and provide up to 2TB of data storage.

•
The RDX QuikStation® is a network-attached removable disk array designed to provide a platform for data protection and off-site disaster recovery for SMB environments. The RDX QuikStation® can appear to a host as a tape library, a virtual RDX drive, a stand-alone tape drive, generic disk drives or a combination of disk and tape, offering users versatility and expanded compatibility.

Tape Automation Systems
NEO® Tape-Based Backup and Long-Term Archive Solutions
Our NEO Series® Tape Libraries and Autoloaders are designed for small and medium businesses looking for simple, cost-effective data protection, as well as for complex enterprise environments with stringent performance and data availability requirements. We provide a complete range of high capacity, high performance, flexible tape-based solutions for data backup, recovery and archive. When combined with our SnapServer® systems, our NEO Series® products create a complete disk-to-disk-to-tape solution with a variety of storage capacity options. The NEO® tape solutions are designed to utilize the latest linear tape-open (“LTO”) technologies, and can accommodate up to 24 tape drives and 1,000 cartridges for maximum efficiency and data protection.

•
The NEO® S Series provides affordable tape backup for small and medium businesses. The NEO® S libraries are available in compact rack-mount configurations with either SAS or FC connectivity. The NEO® 100s is a 1U, 9-cartridge, single-drive autoloader that provides up to 56TB of storage capacity. The NEO® 200s is a 2U tape library that supports up to 24 cartridge slots and two tape drives, and delivers up to 150TB of storage capacity. The NEO® 400s is a 4U tape library that supports up to 48 cartridge slots and four tape drives, with a maximum storage capacity of 300TB.

•
The NEO® E Series provides scalable, high capacity, enterprise-class tape automation that is ideal for large businesses. The NEO® E systems incorporate the latest LTO technologies as well as redundant robotics, partitioning capability, mail slot access, and SAS and FC connectivity. The NEO® 2000e is a 5U tape library that supports up to 30 cartridge slots and two tape drives per module. The NEO® 4000e is a 10U tape library that supports up to 60 cartridge slots and four tape drives. The NEO® 2000e and NEO® 4000e modules can be combined to provide a maximum capacity of up to 240 cartridge slots and 16 tape drives. The NEO® 8000e is a 43U tape library that supports up to 500 cartridge slots and 12 tape drives in a single module, scalable up to 1,000 cartridge slots and 24 tape drives.

StorageLoader® and StorageLibrary® Tape-Based Backup Solutions

•	The StorageLoader® Autoloader is available in a 1U form factor, and provides access to eight data cartridges and a single tape drive, delivering up to 50TB of storage capacity.

•	The StorageLibrary® T24 is a 2U form factor, available in both 12-cartridge and 24-cartridge configurations, and supports up to two LTO tape drives.

•	The StorageLibrary® T40+ is a scalable 4U tape library offering up to 40 slots and 4 tape drives in a single module, with the ability to scale to as many as 151 cartridges and 16 tape drives.

Customers
Our solution-focused product offerings are designed specifically for SMEs, SMBs, and distributed enterprises. We sell our products through our worldwide distributor and reseller network. A significant portion of our net revenue is derived from with a limited number of customers. In fiscal 2014 and 2013, the percentage of our net revenue that was derived from our top five customers was 30.5% and 35.7%, respectively.
All of our products and services are designed and manufactured to address enterprise customer requirements and reliability standards. The following provides additional detail on our channels:

•
Distribution channel — Our primary distribution partners in North America include Promark Technology, Ingram Micro Inc., and Synnex Corporation. We have over 50 distribution partners throughout Europe and Asia. We sell through a two-tier distribution model where distributors sell our products to system integrators, VARs or DMRs, who in turn sell to end users. We support these distribution partners through our dedicated field sales force and field engineers. In fiscal 2014, no distribution partner accounted for more than 10% of net revenue. In fiscal 2013, one distribution partner accounted for more than 10% of net revenue.

•
Reseller channel — Our worldwide reseller channel includes systems integrators, VARs and DMRs. Our resellers frequently package our products as part of a complete data processing system or with other storage devices to deliver a complete storage subsystem. Our resellers also recommend our products as replacement solutions when backup systems are upgraded or bundle our products with storage management software specific to the end user's system. We support the reseller channel through our dedicated field sales representatives, field engineers and technical support organizations.

We divide our worldwide sales into three geographical regions:

•	the Americas, consisting of United States, Canada and Latin America;

•	EMEA, consisting of Europe, the Middle East and Africa; and

•	APAC, consisting of Asia Pacific countries.
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
The following table, which includes our acquisition of Tandberg Data beginning in January 2014, sets forth net revenue by geographic area (in thousands):

	Fiscal Year
	2014	2013
Americas	$24,138	$24,148
Europe, Middle East, Africa	32,070	19,516
Asia Pacific	9,484	4,356
Net revenue	$65,692	$48,020
Sales to customers inside the United States comprised $20.8 million and $23.0 million of Americas net revenue during fiscal 2014 and 2013, respectively. Sales to customers in Germany accounted for $11.3 million and $3.6 million of EMEA net revenue during fiscal 2014 and 2013, respectively. Sales to customers inside France accounted for $6.9 million and $5.7 million of EMEA net revenue during fiscal 2014 and 2013, respectively. No other foreign country had customers that accounted for 10% or more of our net revenue in fiscal 2014 or fiscal 2013.

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
Our service offerings provide for on-site service and installation options, round-the-clock phone access to solution experts, and proof of concept and architectural design offerings. We are able to provide comprehensive technical assistance on a global scale.
The following details the range of potential warranties we currently offer on our products:

•	one-year and three-year advanced parts replacement;

•	one-year and three-year on-site by next business day service;

•	upgrades to four-hour response for next business day on-site service; and

•	upgrades to 24x7 response for next business day on-site service.
Research and Development
We incurred research and development costs of $6.2 million and $6.5 million in fiscal 2014 and 2013, representing 9.4% and 13.6% of net revenue, respectively. In fiscal 2014, we continued to augment our product lines by expanding our hardware platforms, adding feature enhancements to our software, and by completing the acquisition of Tandberg Data. Noteworthy product releases for fiscal 2014 included the SnapScale X4™ clustered NAS platform with 36-drive high density storage nodes, new versions of RAINcloud®OS with additional features including iSCSI support, user and group quotas, VMware certification and enhanced performance. In January 2014, we acquired Tandberg Data which added a range of RDX® products including RDX QuikStor®, RDX QuikStation® and RDX® media, as well as additional tape automation solutions. Our plans for fiscal 2015 include enhancements across all of our product lines. Particular areas of focus are the introduction of the next generation NAS and Scale-out NAS products, enhanced RDX® product offerings, cloud capabilities and enterprise storage software.
Manufacturing and Suppliers
We perform product assembly, integration and testing at our manufacturing facilities in San Diego, California; and Guangzhou, China. We purchase disk drives, tape drives, chassis, printed circuit boards, integrated circuits, and other major components from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components which meet technical specifications and volume requirements. We actively monitor these suppliers but we are subject to substantial risks associated with the performance of our suppliers. For certain components, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier. See “If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations” under the heading “Risk Factors” in Part I, Section 1A of this report.

Backlog
We manufacture our products based on a combination of our forecast of customer demand and specific order requirements. Orders are generally placed by customers on an as-needed basis. A substantial portion of our products are sold on the basis of standard purchase orders that are cancelable prior to shipment without penalty. We ship most of the backlog that we accumulate during any particular fiscal quarter in the same quarter in which the backlog initially occurs. Therefore, our backlog generally grows during the initial part of each fiscal quarter and shrinks during the latter part of the quarter to reach its lowest levels at the end of that same quarter, by which time shipments have occurred. As a result, our backlog as of the end of any fiscal quarter is not expected to be material and is not a predictor of future sales.
Competition
The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, research and development and marketing resources. Our primary disk-based platform competitors are EMC Corporation (both branded EMC and Iomega division), NetGear, Inc., NetApp, Inc., Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), and Dell Inc. (“Dell”). Key competitive factors in these markets include performance, functionality, scalability, availability, interoperability, connectivity, time to market enhancements, and total value of ownership. Barriers to entry for disk-based backup products are low. In the tape automation market, we believe our primary competitors are Dell, HP, Spectra Logic, and Quantum Corporation. Key competitive factors include product features, reliability, durability, scalability, and price. Barriers to entry in tape automation are relatively high.
The markets for all of our products are characterized by significant price competition and we anticipate that our products will continue to face price pressure.
Proprietary Rights
General — We presently hold 74 United States patents and we have 17 United States patents pending. In general, these patents have a 20-year term from the first effective filing date for each patent. The patents that are material to our business will begin to expire in November 2015. We also hold a number of foreign patents and patent applications for certain of our products and technologies. These rights, however, may not prevent competitors from developing products substantially equivalent or superior to our products. In addition, our present and future patents may be challenged, invalidated or circumvented, reducing or eliminating our proprietary protection. We continue to be diligent about maintaining our patent portfolio and monitoring potential infringement of our patents.
Employees
As of June 30, 2014, we had 482 full-time employees and 5 part-time employees, including 109 in sales and marketing, 34 in research and development, 301 in manufacturing and operations and 43 in finance, information systems, human resources and other management. There are no collective bargaining contracts covering any of the employees and we believe that our relationship with our employees is good.
Financial Information about Segments and Geographic Areas
We operate our business in one reportable segment. For information about our net revenue by product, and net revenue and long-lived assets broken down by geographic area, see Note 11 to our consolidated financial statements and refer to “Information about Products and Services” and “Information about Geographic Areas”.

Recent Developments

•
In May 2014, we announced that we entered into a definitive agreement for a proposed merger with Sphere 3D. Pursuant to the terms of the merger agreement, upon the consummation of the merger, we would become a wholly owned subsidiary of Sphere 3D. The merger is expected to close in the second quarter of fiscal 2015.

•	In June 2014, we won “Tape-Based Product of the Year” at the 2014 Storage Awards for our NEO® 8000e tape library.

•
In July 2014, we settled all claims in our patent infringement litigation filed against BDT Media Automation GmbH (“BDT”). In connection with the settlement, we entered into a patent cross-license agreement with BDT.

•
In August 2014, we announced our collaboration with BitTorrent, Inc. to embed BitTorrent Sync™ within our SnapServer® NAS product line. This solution delivers an integrated, secure private cloud mobility solution, and synchronizes files between geographically-dispersed mobile devices, tablets, desktop clients, and networked storage systems with no transfer limits or subscription fees.

•
In August 2014, we launched the V3 hyper-converged virtual desktop appliances to address the rapidly-growing virtualization and cloud markets. Developed in partnership with Sphere 3D, the V3 appliances are the first in a series of planned turn-key solutions that will expand our product portfolio. The “purpose-built” V3 appliance delivers an easy-to-deploy virtual desktop solution with simplified management tools and lower total cost of ownership.

•
In August 2014, we announced the availability of our GuardianOS® 7.6 release software in a new desktop form factor NAS platform. With a small desktop footprint, the SnapServer XSD 40™ is the newest member of our scalable SnapServer® Series of NAS servers, and with SnapServer Manager™, it makes it easy for customers with small or remote offices to easily manage and protect their data from a central console.

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
We have projected that cash on hand, our short-term investment (the common shares of Sphere 3D we own), available borrowings under our credit facility, and other sources of funding will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including, but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, (iv) changes to the historical timing of collecting accounts receivable, and/or (v) our inability to liquidate our short-term investment could have a material adverse impact on our ability to access the level of funding necessary to continue our operations at current levels. If any of these events occur or if we are not able to secure additional funding (including from Sphere 3D), we may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects, and/or prevent us from consummating the proposed merger with Sphere 3D.
We may seek debt, equity or equity-based financing (such as convertible debt) when market conditions permit. Such financing would require a waiver from Sphere 3D under the merger agreement, and may not be available on favorable terms, or at all. If we need additional funding for operations and are unable to raise it through debt or equity financings, we may be forced to liquidate assets and/or curtail or cease operations, any of which would require a waiver from Sphere 3D under the merger agreement. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.
We urge you to review the additional information about our liquidity and capital resources in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this report. If we cease to continue as a going concern due to lack of available capital or otherwise, you may lose your entire investment in our company.
The pending merger with Sphere 3D is not guaranteed to occur. If the merger does not occur, it could have a material and adverse effect on our business, growth, revenue, liquidity and results of operations.
On May 15, 2014, we entered into a merger agreement and related agreements with Sphere 3D and we would become a wholly owned subsidiary of Sphere 3D and each share of the our common stock would be converted into the right to receive 0.510594 of a Sphere 3D common share, subject to adjustment in certain circumstances. Completion of the merger is conditioned upon the satisfaction of certain closing conditions, including the approval of the merger by our shareholders, as set forth in the merger agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived. If the merger is not consummated for these or any other reasons, our ongoing business may be adversely affected and will be subject to a number of risks and consequences, including the following:

•	we may be required, under certain circumstances, to pay Sphere 3D a termination fee of $3.5 million;

•	we will be required to repay the loan made to us by Sphere 3D upon its maturity in May 2018, and to pay interest on the loan in accordance with its terms;

•
we must pay the substantial fees and expenses that we incurred related to the merger, such as legal, accounting, printing and synergy planning fees and expenses, even if the merger is not completed and, except in certain circumstances, we may not be able to recover such fees and expenses from Sphere 3D;

•
under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger, which restrictions could adversely affect our ability to realize certain of our business strategies, including our ability to enter into additional acquisitions or other strategic transactions;

•
matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•	the market price of our common shares may decline to the extent that the current market price reflects a market assumption that the merger will be completed;

•	we may experience negative reactions to the termination of the merger from customers, clients, business partners, lenders and employees; and
In addition, any delay in the consummation of the merger, or any uncertainty about the consummation of the merger, may adversely affect our future business, growth, revenue, liquidity and results of operations.
Compliance with the terms of the merger agreement in the interim could adversely affect our business.
As a result of the pending merger: (a) the attention of management and employees has been and will continue to be diverted from day-to-day operations as they focus on matters relating to preparation for integrating our operations with those of Sphere 3D; (b) the restrictions and limitations on the conduct of our business pending the merger have and will continue to disrupt or otherwise adversely affect our business, and may not be in the best interests of us if we were to have to act as an independent entity following a termination of the merger agreement; (c) our ability to retain existing employees may be adversely affected due to the uncertainties created by the merger; and (d) our ability to maintain existing programs, or to establish new ones, may be adversely affected. Any delay in consummating the merger may exacerbate these issues.
The merger agreement contains provisions that could discourage a potential competing acquiror of us.
The merger agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire shares or assets of us. In addition, certain shareholders holding approximately 66% of our issued and outstanding shares have entered into voting agreements with Sphere 3D pursuant to which they have agreed to vote in favor of the merger. These provisions and the voting agreements could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share, cash or market value than the merger consideration proposed to be received or realized in the merger, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the $3.5 million termination fee that may become payable in certain circumstances.
If the merger agreement is terminated by us, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the merger.
The consummation of the merger between us and Sphere 3D could affect the value of your investment in us.
Pursuant to the merger agreement among us and Sphere 3D, at the closing of the merger our shareholders will exchange their shares of our common stock for shares of Sphere 3D common stock. There are a number of additional risks related to the merger (including any failure to complete the merger), the potential combined company following the merger and the business of Sphere 3D that may affect your investment in us or the potential combined company. These risks include, without limitation, the following:

•	the exchange ratio will not be adjusted in the event of any change in either our stock price or Sphere 3D's stock price;

•
because the merger will be completed after the date of the special meeting, at the time of our special meeting, the exact market value of the Sphere 3D common shares that Overland shareholders will receive upon completion of the merger could be higher or lower than the market value at the time of the special meeting;

•
the merger is subject to a number of conditions, including the receipt of consents and clearances from regulatory authorities that may not be obtained, may not be completed on a timely basis or may impose conditions that could have an adverse effect on us or Sphere 3D;

•
if the merger does not qualify as a reorganization under Section 368(a) of the Code or is otherwise taxable to U.S. holders of our common stock, then such holders may be required to pay substantial U.S. federal income taxes;

•
the rights of our shareholders who become Sphere 3D shareholders in the merger will be governed by the Ontario Business Corporations Act and subject to Sphere 3D's articles of incorporation and Sphere 3D's bylaws;

•	the market price of Sphere 3D's common shares has been, and may continue to be, volatile;

•	our current shareholders will have reduced ownership and voting interests after the merger;

•
the merger will result in changes to Sphere 3D's board of directors and management that may affect the strategy and operations of the combined company as compared to that of us and Sphere 3D as they currently exist;

•	any delay in completing the merger may reduce or eliminate the benefits expected to be achieved thereunder;

•	uncertainties associated with the merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations following the merger;

•	the expected benefits of the merger may not be realized;

•	the obligations and liabilities of Sphere 3D, some of which may be unanticipated or unknown, may be greater than anticipated, which may diminish the value of Sphere 3D's common shares;

•	Sphere 3D may be treated as a Passive Foreign Investment Company, resulting in adverse U.S. federal income tax consequences;

•	Overland and Sphere 3D expect to incur substantial expenses related to the merger and the integration of the two companies;

•	Sphere 3D and Overland may be unable to integrate their respective businesses successfully;

•	Sphere 3D's future results will suffer if it does not effectively manage its expanded operations following the merger;

•	the merger will increase Sphere 3D's overall exposure to international operations;

•	the merger may result in a loss of customers, clients and strategic alliances;

•
the market price of Sphere 3D's common shares after the consummation of the merger may be affected by factors different from those affecting Sphere 3D's common shares or our common stock prior to consummation of the merger; and

•	third parties may terminate or alter existing contracts with us and Sphere 3D.
Lawsuits have been filed against us and Sphere 3D relating to the merger and an adverse ruling in any such lawsuit may prevent the merger from being completed.
Since the merger was announced, four separate putative shareholder class action lawsuits were filed against us, all of our directors, and Sphere 3D in the California Superior Court in and for the County of San Diego. Three of the lawsuits also named Cyrus Capital Partners, the majority shareholder of us, as a defendant. On June 25, 2014, the Superior Court entered an order providing for the consolidation of all cases relating to our decision to enter into the merger agreement with Sphere 3D. These cases have been consolidated before a single judge and are referred to as In re Overland Storage Inc., Shareholders Litigation, Lead Case No. 37-2014-00016017-CU-SL-CTL. On July 30, 2014, the plaintiffs filed their consolidated amended complaint. The lawsuit alleges breaches of fiduciary duties and conflicts of interest against our directors relating to the merger process, the terms of the merger agreement, and the consideration to be received by our shareholders under the terms of the merger agreement. The lawsuit alleges that the other defendants aided and abetted the purported breaches of fiduciary duties by our directors. The relief sought includes an injunction prohibiting the consummation of the proposed merger, rescission of the merger to the extent already implemented or rescissory damages, damages, and an award of attorneys' fees and costs. We believe the lawsuit to be without merit and intend to vigorously defend against the action. However, if the plaintiffs are successful in preventing the merger, or are awarded significant damages, it could materially and adversely affect our business, financial condition, liquidity and the market price of its common stock.
Our investment in Sphere 3D is subject to a variety of risks which could reduce its value.
 At June 30, 2014, we held 769,231 shares of common stock of Sphere 3D Corporation, which had a value of approximately $7.8 million, representing 8.3% of our total assets as of such date. The value of our investment in Sphere 3D could decrease substantially or entirely for a number of reasons, including Sphere 3D's limited operating history, that Sphere 3D may not be able to achieve or maintain revenues or profitability, the limited trading of Sphere 3D's stock on the TSX Venture Exchange and the NASDAQ Global Market and continued significant volatility of its trading price, our lack of control over Sphere 3D's management and operating decisions, the timing and nature of any exit transaction, risks relating to the proposed merger between us and Sphere 3D, the fact that the shares of common stock of Sphere 3D owned by us have not been registered under U.S. securities laws, and the fact that we have pledged the shares of common stock of Sphere 3D owned by us as collateral for certain of our debt obligations, which could make it more difficult to sell such shares. These factors could cause the value of our investment to decrease significantly, which could cause our financial condition to suffer as a result.
We may not have sufficient funds to repay our notes when due and the conversion of the notes or additional payments of interest on the notes in shares may cause dilution to our existing shareholders.
In February 2013, we sold convertible notes to investors in a private placement. A total of $2.5 million of these convertible notes remain outstanding, and are scheduled to mature in February 2017. In connection with our acquisition of Tandberg Data, we issued an additional $7.0 million in aggregate original principal amount of convertible notes which are scheduled to mature between November 2017 and January 2018. These convertible notes are held by a related party.
In May 2014, we issued a note in the amount of $5.0 million to Sphere 3D, which was amended and restated in September 2014 to increase the principal amount under the note to the greater of the amount actually borrowed from Sphere 3D and $10.0 million. As of September 23, 2014, the principal balance of the note was $7.8 million. The note is payable in full in one lump sum on May 15, 2018; provided however that immediately prior to the closing of the proposed merger with Sphere 3D, the note is required to be repaid in shares of common stock of Sphere 3D owned by us with a value equal to the total borrowings under the note, and to the extent the note is not repaid in full by such transfer of shares, any remaining portion of the note will remain outstanding following the completion of the merger.
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
We have incurred losses since fiscal 2006 and we anticipate continued losses during fiscal 2015. As of June 30, 2014, we had an accumulated deficit of $155.3 million. To return to profitability we will need to maintain or increase revenue, increase gross profit margins and improve our operating model. We may also need to implement additional cost reduction efforts across our operations as discussed below.
Our financial condition and the “going concern” opinion from our independent registered public accounting firm may negatively impact our business.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2014 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Such report, and our financial condition and history of net losses, could cause current or potential customers to defer new orders with us or to select other suppliers, and may cause suppliers to require terms that are unfavorable to us.

A single shareholder owns a majority of our outstanding stock.
Cyrus Capital Partners and its affiliates beneficially owned approximately 66% of our outstanding Common Stock as of June 30, 2014. As a result, Cyrus Capital Partners, acting with its affiliates, is able to exercise discretion over all matters requiring shareholder approval, including an acquisition of the Company, subject to certain limitations imposed by the Voting Agreement between the Company and certain affiliates of Cyrus Capital Partners. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company (in each case other than the proposed merger with Sphere 3D).
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
Our products have a large number of components and subassemblies produced by outside suppliers. We depend greatly on these suppliers for items that are essential to the manufacture of our products, including tape drives, printed circuit boards. We work closely with our regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet both our technical specifications and volume requirements. For certain items, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier on the basis of price. From time to time, we have been unable to obtain as many drives as we have needed due to drive shortages or quality issues from certain of our suppliers. If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.
We have granted security interests over certain of our assets in connection with various debt arrangements.
We have granted security interests over certain of our assets in connection with our credit facility and the notes we issued to Sphere 3D, and we may grant additional security interests to secure future borrowings. If we are unable to satisfy our obligations under these arrangements, we could be forced to sell certain assets that secure these loans, which could have a material adverse effect on our ability to operate our business. In the event we are unable to maintain compliance with covenants set forth in these arrangements or if these arrangements are otherwise terminated for any reason, it could have a material adverse effect on our ability to access the level of funding necessary to continue operations at current levels. If any of these events occur, management may be forced to make further reductions in spending, further extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
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
The worldwide storage market is intensely competitive. A number of manufacturers of tape-based and disk-based storage solutions compete for a limited number of customers. In addition, barriers to entry are relatively low in these markets. Some of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products. Ongoing pricing pressure could result in significant price erosion, reduced profit margins and loss of market share, any of which could have a material adverse effect on our business, results of operations, financial position and liquidity.
Our business is dependent on the continued market acceptance and usage of tape-based systems for data backup and recovery.
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

If our revenue base declines, we may choose to discontinue or exit some or a substantial portion of our current operations.
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
In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. In addition, other companies may initiate similar proceedings against us. Such enforcement efforts and/or defense efforts could be expensive and divert management's time and attention from other business concerns. The patent position of information technology firms in particular is highly uncertain, involves complex legal and factual questions, and continues to be the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under information technology patents. Current litigation involving our intellectual property includes the following:
In August 2010 and October 2010, we filed patent infringement lawsuits in the United States District Court for the Southern District of California and United States International Trade Commission (“ITC”), respectively, against various parties. Both lawsuits claim infringement of two of our U.S. Patents, Nos. 6,328,766 and 6,353,581.
In July 2014, we entered into a settlement and cross-license agreement with BDT pursuant to which we released all claims we had against BDT. In connection with the settlement, we also dismissed our patent infringement claims filed against PivotStor, LLC, a BDT customer based in Irvine, California, which was pending in the United States District Court for the Southern District of California.
In June 2012, we filed patent infringement lawsuits in the United States District Court for the Southern District of California against Spectra Logic Corporation (“Spectra Logic”), based in Boulder, Colorado and Qualstar Corporation (“Qualstar”), based in Simi Valley, California. In the Spectra Logic case, we claimed infringement of U.S. Patent Nos. 6,328,766 and 6,353,581. In the Qualstar case, we claimed infringement of U.S. Patent No. 6,328,766.
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
In January and February 2014, the District Court for the Southern District of California stayed our litigation against Qualstar and Spectra Logic, respectively, pending the results of the inter partes review filed by Spectra Logic. We are continuing to pursue our claims against Spectra Logic and Qualstar.

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
We are in the process of replacing our ERP system. Transitioning to a new ERP system will be expensive and time consuming, and our business and results of operations may be materially and adversely affected if problems occur during the transition. In addition, we have modified our current ERP system significantly during its term of use and it is possible that we could experience a significant system failure before we replace it. Any such failure may materially and adversely affect our business, liquidity, results of operations and financial position.
Our international operations are important to our business and involve unique risks.
Sales to customers outside of the United States represent a significant portion of our total sales, and following our acquisition of Tandberg Data in January 2014, we expect them to continue to do so. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations outside the United States, including impacts from the global macroeconomic environment and continuing challenges in Europe, any or all of which could have a material adverse effect on our operating results and financial condition, including, but not limited to, the following:

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
We have in the past, and in the event the proposed merger with Sphere 3D is not consummated, may in the future make acquisitions of complementary businesses, products or technologies as we implement our business strategy. Mergers and acquisitions, including our acquisition of Tandberg Data in January 2014, involve numerous risks, including liabilities that we may assume from the acquired companies, difficulties in completion of in-process product development and assimilation of the operations and personnel of the acquired business, the diversion of management's attention from other business concerns, risks of entering markets in which we have no direct prior experience, and the potential loss of key employees of the acquired business. There can be no assurance that we will successfully integrate the operations of Tandberg Data, or any other companies that we may acquire in the future, into the operations of the company.
Future mergers and acquisitions by us also may result in dilutive issuances of our equity securities and the incurrence of debt, amortization expense and potential impairment charges related to intangible assets. Any of these factors could adversely affect our business, liquidity, results of operations and financial position.
In May 2014, we announced a proposed merger with Sphere 3D. Pursuant to the terms of the merger agreement, upon the consummation of the merger we would become a wholly owned subsidiary of Sphere 3D. The merger is expected to close in the second quarter of fiscal 2015.
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
For additional information on risk factors related to Sphere 3D, please see the Registration Statement on Form F-4 filed by Sphere 3D with the SEC on July 23, 2014.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our headquarters is located in San Diego, California, where we lease a 51,000 square foot facility in a light industrial complex. The lease expires in March 2019. This facility houses manufacturing, repair services, research and development, technical support, and administrative functions.
We lease a 86,900 square foot facility in Guangzhou, China. This lease expires in July 2016. This facility houses manufacturing and repair services. We own a 25,600 square foot facility in Dortmund, Germany. This facility houses sales and marketing, repair services, technical support, and administrative functions. We lease a 20,777 square foot facility in San Jose, California. The lease expires in May 2017 and can be renewed for one additional five-year period. The San Jose facility houses research and development, technical support, sales and marketing, and administrative functions. We lease other sales offices and research and development facilities throughout the U.S. and internationally.

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
Proposed Merger
In May 2014, we announced that we had signed an agreement and plan of merger with Sphere 3D. Since the merger was announced, four separate putative shareholder class action lawsuits were filed against us, all of our directors, and Sphere 3D in the California Superior Court in and for the County of San Diego. Three of the lawsuits also named Cyrus Capital Partners, the majority shareholder of us, as a defendant. On June 25, 2014, the Superior Court entered an order providing for the consolidation of all cases relating to our decision to enter into the merger agreement with Sphere 3D. These cases have been consolidated before a single judge and are referred to as In re Overland Storage Inc., Shareholders Litigation, Lead Case No. 37-2014-00016017-CU-SL-CTL. On July 30, 2014, the plaintiffs filed their consolidated amended complaint. The lawsuit alleges breaches of fiduciary duties and conflicts of interest against our directors relating to the merger process, the terms of the merger agreement, and the consideration to be received our shareholders under the terms of the merger agreement. The lawsuit alleges that the other defendants aided and abetted the purported breaches of fiduciary duties by our directors. The relief sought includes an injunction prohibiting the consummation of the proposed merger, rescission of the merger to the extent already implemented or rescissory damages, damages, and an award of attorneys' fees and costs. We believe the lawsuit to be without merit and intend to vigorously defend against the action. However, if the plaintiffs are successful in preventing the merger, or are awarded significant damages, it could materially and adversely affect our business, financial condition, liquidity, and the market price of its common stock.
Patent Infringement
In August 2010, we filed a patent infringement lawsuit in the United States District Court for the Southern District of California against BDT AG, BDT Products, Inc., and BDT-Solutions GmbH. In October 2010, we filed an amended complaint for patent infringement in that court naming the following defendants: BDT AG; BDT Products, Inc.; BDT-Solutions GmbH & Co. KG; BDT Automation Technology (Zhuhai FTZ) Co., Ltd.; BDT de México, S. de R.L. de C.V.; IBM; and Dell. The lawsuit claimed infringement of two of our U.S. Patents; Nos. 6,328,766 and 6,353,581.
In November 2011, we entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which we released all claims we had against IBM and Dell in connection with the patent infringement lawsuits we had filed.
In July 2014, we entered into a settlement and cross-license agreement with BDT pursuant to which we released all claims we had against BDT. In connection with the settlement, we also dismissed our patent infringement claims filed against PivotStor, LLC, a BDT customer based in Irvine, California, which was pending in the United States District Court for the Southern District of California.
In June 2012, we filed patent infringement lawsuits in the United States District Court for the Southern District of California against Spectra Logic Corporation (“Spectra Logic”), based in Boulder, Colorado; and Qualstar Corporation, based in Simi Valley, California. In the Spectra Logic case, we claimed infringement of U.S. Patent Nos. 6,328,766 and 6,353,581. In the Qualstar case, we claimed infringement of U.S. Patent No. 6,328,766.

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
In January 2014 and February 2014, the District Court for the Southern District of California stayed our litigation against Qualstar and Spectra Logic, respectively, pending the results of the inter partes review filed by Spectra Logic. We are continuing to pursue our claims against Spectra Logic and Qualstar.
In May 2013, Safe Storage LLC (“Safe Storage”), a Delaware limited liability company, filed a complaint against us in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,978,346 by our products. Safe Storage is seeking monetary damages from us and injunctive relief.
Patent Litigation Funding Agreement
In December 2010, we entered into a litigation funding agreement (the “Funding Agreement”) with Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively, the “Special Situations Funds”) pursuant to which the Special Situations Funds agreed to fund certain patent litigation brought by the Company. In May 2014, the Special Situations Funds filed a complaint against us in the Supreme Court for New York County, alleging breach of the Funding Agreement. The Special Situations Funds allege that our January 2014 acquisition of Tandberg Data entitled the Special Situation Funds to a $6.0 million payment under the Funding Agreement, and therefore the Company's refusal to make the payment constitutes a breach of the Funding Agreement by us. The Special Situations Funds are seeking $6.0 million in contractual damages as well as costs and fees. We believe the lawsuit to be without merit and intend to vigorously defend against the action.

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the NASDAQ Capital Market under the symbol “OVRL.” As of September 15, 2014, there were approximately 51 shareholders of record. On September 15, 2014, the closing sales price of our common stock was $3.45 per share.
The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Capital Market for the periods indicated:

	Sale Prices
	High	Low
Fiscal Year 2014:
Fourth quarter	$5.24	$2.63
Third quarter	$5.80	$3.76
Second quarter	$6.10	$3.95
First quarter	$6.40	$4.62
Fiscal Year 2013:
Fourth quarter	$6.70	$4.90
Third quarter	$6.65	$4.56
Second quarter	$8.80	$4.55
First quarter	$11.60	$8.00
Dividends
We have not paid any cash dividends on our common stock for our two most recent fiscal years and do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
On March 31, 2014, we issued an aggregate of 28,423 shares of common stock to the holders of certain of our outstanding convertible notes as payment of interest on such notes. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.
On July 12, 2013, we issued 42,644 shares of common stock to Sphere 3D Corporation (“Sphere 3D”). We issued these shares as partial consideration for the transactions contemplated by the Technology License Agreement, dated as of July 12, 2013, by and between us and Sphere 3D. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, as sales of securities not involving any public offering. See Item 13, “Certain Relationships and Related Transactions, and Director Independence - Certain Transactions with Related Persons” for additional information about this transaction.

Item 6.	Selected Financial Data.
Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our anticipated closing of the merger with Sphere 3D; our ability to successfully integrate the businesses of Tandberg Data with our other businesses; our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs and operating expenses; our ability to achieve the intended cost savings and maintain quality with our manufacturing partner; our ability to generate cash from operations; the ability of our suppliers to provide an adequate supply of components for our products at prices consistent with historical prices; our ability to raise outside capital and to repay our debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to maintain the listing of our common stock on the NASDAQ Capital Market; customers', suppliers', and creditors' perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; our ability to enforce our intellectual property rights and protect our intellectual property (including the outcome of our ongoing patent litigation); general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth under the heading “Risk Factors” in Part I, Item 1A of this report, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this report. Actual events or results may differ materially from such statements. Share and per share amounts herein have been adjusted to give effect to the April 9, 2014 one-for-five reverse stock split.
We are a trusted global provider of unified data management and data protection solutions across the data lifecycle. We provide an integrated range of technologies and services for primary, nearline, offline, and archival data storage. Our solutions consolidate and protect data for easy and cost-effective management of different tiers of information whether the distributed data is local or global based. In May 2014, we announced that we entered into a definitive agreement for a proposed merger with Sphere 3D, which is intended to bring together next generation technologies for virtualization and cloud coupled with end-to-end scalable storage offerings, allowing the combined company to address the growing virtualization and cloud markets upon the consummation of the merger.
We develop and deliver a comprehensive solution set of award-winning products and services for storing data throughout the organization and during the entire data lifecycle. Our SnapScale® clustered network attached storage (“NAS”) products allow customers to scale-out in capacity and performance as their storage needs grow. Our SnapServer® products are unified NAS servers that integrate into businesses requiring simple, expandable block and file storage. Our SnapSAN® products are storage area network (“SAN”) arrays designed to ensure primary and secondary data is accessible and protected regardless of its location. Our SnapScale®, SnapServer®, and SnapSAN® solutions are available with backup, replication, and mirroring software in highly scalable configurations. These solutions provide simplified disk-based data protection and maximum flexibility to protect mission critical data for both continuous local backup and remote disaster recovery. Our NEO Series®, StorageLoader®, and StorageLibrary® tape library solutions are designed to meet the need for cost-effective, reliable data storage for long-term archiving and data storage compliance requirements, offering a wide range of capacity, performance and feature sets.
In January 2014, we completed our acquisition of Tandberg Data Holdings S.à r.l. (“Tandberg Data”) which added a range of RDX® products including RDX QuikStor®, RDX QuikStation® and RDX® media, as well as additional tape automation solutions. Our RDX QuikStor® and QuikStation® removable media-based storage systems offer reliable and convenient storage for backup, archive, data interchange and disaster recovery.

Our approach emphasizes long-term investment protection for our customers and reduces the complexities and ongoing costs associated with storage management. Moreover, most of our products are designed with a scalable architecture which enables companies to purchase additional storage as needed, on a just-in-time basis, and make it available instantly without downtime.
End users of our products include small and medium enterprises (“SMEs”), small and medium businesses (“SMBs”), distributed enterprise companies such as divisions and operating units of large multi-national corporations, governmental organizations, and educational institutions. Our products are used in a broad range of industries including financial services, video surveillance, healthcare, retail, manufacturing, telecommunications, broadcasting, research and development, and many others.
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
We reported net revenue of $65.7 million for fiscal 2014, compared with $48.0 million for fiscal 2013. We incurred a net loss of $22.9 million, or $1.99 per share, for fiscal 2014 compared with a net loss of $19.6 million, or $3.41 per share, for fiscal 2013.
Acquisition. In January 2014, we completed our acquisition of Tandberg Data, a privately held global leader of data storage and data protection solutions in exchange for shares of our common stock, and Tandberg Data became a wholly-owned subsidiary of the Company. Our financial position and operating performance include the financial position of Tandberg Data and operating performance from and after January 21, 2014.
Liquidity and capital resources. At June 30, 2014, we had a cash balance of $4.3 million, compared to $8.8 million at June 30, 2013. In fiscal 2014, we incurred a net loss of $22.9 million. At June 30, 2014, we had a balance of $19.9 million recorded as long-term debt of which $14.5 million was owed to a related party. At June 30, 2014, our credit facility had a remaining external borrowing capacity of up to $2.6 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the continued period of integration for our acquisition completed in January 2014 as we work to combine the entities and to improve operational efficiencies.
Management has projected that cash on hand, our short-term investment (the common shares of Sphere 3D we own), available borrowings under our credit facility, and other sources of funding will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including, but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, (iv) changes to the historical timing of collecting accounts receivable, and/or (v) our inability to liquidate our short-term investment could have a material adverse impact on our ability to access the level of funding necessary to continue our operations at current levels. If any of these events occur or if we are not able to secure additional funding (including from Sphere 3D), we may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects, and/or prevent us from consummating the proposed merger with Sphere 3D. We may seek debt, equity or equity-based financing (such as convertible debt) when market conditions and the merger agreement with Sphere 3D permit.
As of June 30, 2014, we had working capital of $11.8 million, reflecting increases in current assets and current liabilities of $16.4 million and $11.4 million, respectively, during fiscal 2014. The increase in current assets and current liabilities as a whole, is related to our acquisition completed in January 2014. The increase in current assets is primarily attributable to (i) a $7.5 million increase in accounts receivable, a (ii) a $5.2 million increase in inventory, and a $7.8 million increase in our short-term investment in Sphere 3D, offset by a $4.6 million decrease in cash. The increase in current liabilities is primarily attributable to (i) a $7.7 million increase in accounts payable and accrued liabilities, (ii) a $1.9 million increase in other current liabilities, and (iii) a $1.4 million increase in accrued payroll and employee compensation related to an increase in average year-to-date headcount from our acquisition in January 2014.
Recent Developments

•
In May 2014, we announced that we entered into a definitive agreement for a proposed merger with Sphere 3D. Pursuant to the terms of the merger agreement, upon the consummation of the merger, we would become a wholly owned subsidiary of Sphere 3D. The merger is expected to close in the second quarter of fiscal 2015.

•	In June 2014, we won “Tape-Based Product of the Year” at the 2014 Storage Awards for our NEO® 8000e tape library.

•
In July 2014, we settled all claims in our patent infringement litigation filed against BDT Media Automation GmbH (“BDT”). In connection with the settlement, we entered into a patent cross-license agreement with BDT.

•
In August 2014, we announced our collaboration with BitTorrent, Inc. to embed BitTorrent Sync™ within our SnapServer® NAS product line. This solution delivers an integrated, secure private cloud mobility solution, and synchronizes files between geographically-dispersed mobile devices, tablets, desktop clients, and networked storage systems with no transfer limits or subscription fees.

•
In August 2014, we launched the V3 hyper-converged virtual desktop appliances to address the rapidly-growing virtualization and cloud markets. Developed in partnership with Sphere 3D, the V3 appliances are the first in a series of planned turn-key solutions that will expand our product portfolio. The “purpose-built” V3 appliance delivers an easy-to-deploy virtual desktop solution with simplified management tools and lower total cost of ownership.

•
In August 2014, we announced the availability of our GuardianOS® 7.6 release software in a new desktop form factor NAS platform. With a small desktop footprint, the SnapServer XSD 40™ is the newest member of our scalable SnapServer® Series of NAS servers, and with SnapServer Manager™, it makes it easy for customers with small or remote offices to easily manage and protect their data from a central console.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses, and related disclosure of contingent liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are those policies that, in management's view, are most important in the portrayal of our financial condition and results of operations. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. The footnotes to our consolidated financial statements also include disclosure of significant accounting policies. We believe the critical accounting policies below to be critical to the judgments, estimates and assumptions used in the preparation of the consolidated financial statements.
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

Generally, title and risk of loss transfer to the customer when the product leaves our dock, except for our Tandberg Data subsidiary, where title and risk of loss generally transfer to the customer when the product arrives at the customer's location. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because we are unable to estimate our exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. For products in which software is more than an incidental component, we recognize revenue in accordance with current authoritative guidance for software revenue recognition.
Inventory Valuation
We record inventories at the lower of cost or market. We assess the value of our inventories periodically based upon numerous factors including, among others, expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, we write-down our inventory for obsolete or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the estimated market value. If actual market conditions are less favorable than we project, we may need to record additional inventory adjustments and adverse purchase commitments.
Goodwill and Purchased Intangible Assets
Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization.
Purchased intangible assets are amortized on a straight-line basis over their economic lives of three to ten years for developed technology, and 15 years for customer relationships as the Company believes this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. When the carrying value is not considered recoverable, an impairment loss for the amount by which the carrying value of an intangible asset exceeds its fair value is recognized, with an offsetting reduction in the carrying value of the related intangible asset. If our future results are significantly different than forecasted, we may be required to further evaluate its intangible assets for recoverability and such analysis could result in an impairment charge in a future period.
Warranty Obligations
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
Warrants
We have warrants to purchase common stock that are issued and outstanding and have been classified as equity. The terms of these warrants, in particular their anti-dilution provisions, are evaluated on an on-going basis to determine whether equity classification remains appropriate. If these warrants were classified as a liability obligation, then the warrants would be adjusted to fair value at each reporting period with the fair market value adjustments being recorded to earnings.

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Fiscal Year
	2014	2013
Net revenue	100.0%	100.0%
Cost of revenue	69.1	65.0
Gross profit	30.9	35.0
Operating expenses:
Sales and marketing	28.0	36.6
Research and development	9.4	13.6
General and administrative	29.9	24.1
	67.3	74.3
Loss from operations	(36.4)	(39.3)
Other income (expense), net	(2.3)	(1.2)
Loss before income taxes	(38.7)	(40.5)
Provision for income taxes	(3.9)	0.3
Net loss	(34.8)%	(40.8)%

A summary of the sales mix by product follows:

	Fiscal Year
	2014	2013
Disk systems	38.3%	20.0%
Tape automation systems	21.6	35.0
Tape drives and media	13.7	5.1
Service	26.4	39.9
	100.0%	100.0%
Fiscal 2014 compared with Fiscal 2013
Net Revenue. Net revenue increased to $65.7 million during fiscal 2014 from $48.0 million during fiscal 2013, an increase of $17.7 million, or 36.9%. The increase in net revenue, is related to our acquisition completed in January 2014, which contributed $25.5 million in net revenue in fiscal 2014. The increase from our acquisition was partially offset by a $3.5 million decrease in revenue from our branded products, primarily as a result of decreased sales volumes of our products sold in the Americas and EMEA regions, and a $3.5 million decrease in service revenue. OEM revenue represented approximately 15.0% of net revenue in fiscal 2014 compared to 12.2% of net revenue fiscal 2013.
Product Revenue
Net product revenue increased to $48.4 million during fiscal 2014 from $28.8 million during fiscal 2013. The increase of approximately $19.6 million, or 68.1%, resulted from our acquisition that was completed in January 2014, which contributed $23.8 million of product revenue in fiscal 2014. The increase from our acquisition was offset by a decrease in revenue from our branded products due to a decrease in sales of our tape automation systems of $4.2 million.

Service Revenue
Net service revenue decreased to $17.3 million during fiscal 2014 from $19.2 million during fiscal 2013. The decrease of approximately $1.9 million, or 9.9%, was primarily due to decreased service revenue from extended service contracts primarily related to lower tape automation system sales in EMEA and the Americas regions, offset by $1.7 million of service revenue generated by our acquisition that was completed in January 2014.
Gross Profit. Overall gross profit increased to $20.3 million during fiscal 2014 compared to $16.8 million during fiscal 2013. Gross margin decreased to 30.9% during fiscal 2014 from 35.0% during fiscal 2013. The decrease in overall gross margin was primarily due to a 13.6% decrease in our service revenue as a percentage of net revenue, whereby service revenue typically has a higher gross margin than product revenue. The change to the net revenue mix was primarily related to our acquisition completed in January 2014.
Product Revenue
Gross profit on product revenue during fiscal 2014 was $10.2 million compared to $3.9 million during fiscal 2013. The increase of $6.3 million, or 162%, was primarily due increase sales volumes related to our acquisition completed in January 2014. Gross margin on our products was 21.1% for fiscal 2014 compared to 13.5% for fiscal 2013 due to higher margins for the sale of products we acquired through our acquisition that was completed in January 2014.
Service Revenue
Gross profit on service revenue during fiscal 2014 was $10.1 million compared to $12.9 million during fiscal 2013. The decrease of $2.8 million, or 21.7%, was primarily due to a decrease in extended service contracts related to a decrease in product sales. Gross margin on service revenue was 58.4% for fiscal 2014 compared to 67.3% for fiscal 2013 due to allocation of fixed costs over a smaller revenue base.
Sales and Marketing Expense. Sales and marketing expense in fiscal 2014 increased to $18.4 million from $17.6 million during fiscal 2013. The increase of $0.8 million, or 4.5%, was primarily a result of an increase of $2.2 million in employee and related expenses associated with an increase in our average headcount after our acquisition completed in January 2014; offset by a decrease of $0.7 million in share-based compensation expense, and a decrease of $0.5 million in public relations and advertising expense.
Research and Development Expense. Research and development expense in fiscal 2014 decreased to $6.2 million from $6.5 million during fiscal 2013. The decrease of $0.3 million, or 4.6%, was primarily a result of a decrease in outside contractors as well as a decrease in employee and related expenses associated with a decrease in our average headcount.
General and Administrative Expense. General and administrative expense in fiscal 2014 increased to $19.7 million from $11.6 million during fiscal 2013. The increase of $8.1 million, or 69.8%, was primarily a result of a $3.4 million increase in legal and advisory expenses primarily related to the completion and integration of our acquisition in January 2014 and our proposed merger with Sphere 3D announced in May 2014, a $2.8 million increase in employee related expenses primarily associated with an increase in headcount, and a $1.8 million increase in outside contractor expenses, each primarily related to the completion and integration of our acquisition in January 2014.
Interest Expense. We incurred interest expense of $1.2 million and $0.6 million during fiscal 2014 and 2013, respectively. The increase was primarily related to interest expense for the convertible notes we sold in fiscal 2014.
Other Income (Expense), Net. During fiscal 2014, we incurred $0.3 million of other income (expense), net, compared with $13,000 of expense during fiscal 2013. In fiscal 2014, other income (expense), net primarily related to realized foreign currency losses.
Provision for Income Taxes. During fiscal 2014, we recognized income tax benefit of $2.6 million compared to a tax expense of $0.2 million in fiscal 2013. In fiscal 2014, the tax benefit primarily related to unrealized gains on our related party short-term investment, which will adjust as the unrealized gains change or when the unrealized gains are realized. In fiscal 2013, the tax expense primarily related to taxes for our foreign subsidiaries.

Liquidity and Capital Resources
At June 30, 2014, we had a cash balance of $4.3 million, compared to $8.8 million at June 30, 2013. In fiscal 2014, we incurred a net loss of $22.9 million. At June 30, 2014, we had a balance of $19.9 million recorded as long-term debt of which $14.5 million was owed to a related party. At June 30, 2014, our credit facility had a remaining external borrowing capacity of up to $2.6 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the continued period of integration for our acquisition completed in January 2014 as we work to combine the entities and to improve operational efficiencies.
As of June 30, 2014, we had working capital of $11.8 million, reflecting decreases in current assets and current liabilities of $16.4 million and $11.4 million, respectively, during fiscal 2014. The increase in current assets and current liabilities as a whole, is related to our acquisition completed in January 2014. The increase in current assets is primarily attributable to (i) a $7.5 million increase in accounts receivable, a (ii) a $5.2 million increase in inventory, and a $7.8 million increase in our short-term investment in Sphere 3D, offset by a $4.6 million decrease in cash. The increase in current liabilities is primarily attributable to (i) a $7.7 million increase in accounts payable and accrued liabilities, (ii) a $1.9 million increase in other current liabilities, and (iii) a $1.4 million increase in accrued payroll and employee compensation related to an increase in average year-to-date headcount from our acquisition in January 2014.
Management has projected that cash on hand, our short-term investment (the common shares of Sphere 3D we own), available borrowings under our credit facility, and other sources of funding will be sufficient to allow us to continue operations for the next 12 months. Significant changes from our current forecasts, including, but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, (iv) changes to the historical timing of collecting accounts receivable, and/or (v) our inability to liquidate our short-term investment could have a material adverse impact on our ability to access the level of funding necessary to continue our operations at current levels. If any of these events occur or if we are not able to secure additional funding (including from Sphere 3D), we may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects, and/or prevent us from consummating the proposed merger with Sphere 3D. We may seek debt, equity or equity-based financing (such as convertible debt) when market conditions and the merger agreement with Sphere 3D permit.
As a result of our recurring losses from operations and negative cash flows, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended June 30, 2014 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
During fiscal 2014, we used cash in operating activities of $19.0 million, compared to $14.0 million in fiscal 2013. The use of cash during fiscal 2014 was primarily a result of our net loss of $22.9 million offset by $4.4 million in non-cash items, which were primarily share-based compensation, deferred tax benefit, depreciation and amortization. In addition, we had decreases in inventory and deferred revenue.
We generated cash in investing activities of $0.9 million during fiscal 2014, compared to cash used in investing activities of $1.0 million in fiscal 2013. In fiscal 2014, we assumed $1.7 million of cash and $0.4 million of restricted cash (no longer restricted at the end of fiscal 2014) from our acquisition completed in January 2014, offset by $0.3 million of intangible assets purchased related to a technology license agreement. During both fiscal 2014 and 2013, capital expenditures totaled $1.0 million. In fiscal 2014, such expenditures were primarily associated with the implementation of a new enterprise resource planning system. In fiscal 2013, such expenditures were associated with machinery and equipment to support quality assurance, as well as computer equipment and software associated with the replacement of our enterprise resource planning system.
We generated cash from our financing activities of $13.5 million during fiscal 2014, compared to $13.3 million during fiscal 2013. During fiscal 2014, we received $7.0 million from the sale of our convertible notes, $5.0 million from a note payable with a related party, and $1.9 million from net proceeds from our credit facility; offset by $0.5 million paid for taxes for net settlement of restricted stock units. During fiscal 2013, we received $13.25 million (net proceeds of approximately $13.0 million) from the sale of our convertible notes, $1.0 million from the issuance of common stock; offset by $0.8 million paid for taxes for net settlement of restricted stock units.

Off-Balance Sheet Arrangements
During the ordinary course of business, we provide standby letters of credit to third parties as required for certain transactions initiated by us. As of June 30, 2014, we had standby letters of credit of $0.7 million that were not recorded on our consolidated balance sheets.
Contractual Obligations
The following schedule summarizes our contractual obligations to make future payments at June 30, 2014 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt — related party, including interest(1)	$18,139	$1,025	$4,502	$12,612	$—
Credit facility	5,407	—	5,407	—	—
Operating lease obligations (2)	7,948	2,690	3,637	1,601	20
Purchase obligations(3)	2,461	2,461	—	—	—
Total contractual obligations	$33,955	$6,176	$13,546	$14,213	$20
Other commercial commitments:
Letters of credit	$662	$662	$—	$—	$—
________________

(1)
Long-term debt includes our related party notes. Interest payments have been calculated using the amortization profile of the debt outstanding at June 30, 2014, taking into account the fixed rate paid at our fiscal year end.

(2)	Represents contractual lease obligations under non-cancelable operating leases.

(3)
Represents purchase orders for inventory and non-inventory items entered into prior to June 30, 2014, with purchase dates extending beyond July 1, 2014. Some of these purchase obligations may be canceled.

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
Foreign Currency Risk. We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned foreign subsidiaries incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations resulted in a loss of $353,000 and $19,000 for fiscal 2014 and fiscal 2013, respectively.

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
Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2014.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The following table sets forth the name, age, and position of our directors. The table also sets forth the year in which each director was first elected to the Board. Directors are elected each year, and all directors serve one-year terms. As of September 15, 2014, directors are as follows:

Name of Director Nominee	Age	Director Since	Position	Committee Membership
Daniel J. Bordessa	41	2014	Independent Director	None
Robert A. Degan	75	2000	Independent Director	Audit (Chairperson), Compensation and Nominating and Governance
Joseph A. De Perio	36	2011	Independent Director	Audit and Nominating and Governance
Nils Hoff	51	2014	Director	None
Eric L. Kelly	56	2007	President and Chief Executive Officer	None
Vivekanand Mahadevan	61	2012	Independent Director	Audit
Scott McClendon	75	1991	Executive Chairperson of the Board (Independent Director)	Compensation (Chairperson) and Nominating and Governance (Chairperson)
Each of the above-listed committee members served in such capacities for all of fiscal 2014. There are no family relationships between any nominees or executive officers of our company, and, except as described below, there are no arrangements or understandings between any nominee and any other person pursuant to which such nominee was or is selected as a director or nominee.
Mr. De Perio was elected to our Board of Directors on April 6, 2011. Pursuant to the terms of the purchase agreement, dated March 16, 2011, by and among us, Clinton Group, Inc. (“CGI”) and other investors party thereto, we agreed to nominate Mr. De Perio, as representative of CGI, to our Board of Directors.
Messrs. Bordessa and Hoff were elected to our Board of Directors on March 27, 2014. Pursuant to the terms of the Tandberg Data Holdings S.à r.l. (“Tandberg Data”) acquisition, we entered into a Voting Agreement dated January 21, 2014 (the “Voting Agreement”) with FBC Holdings S.à r.l (“FBC”), an entity wholly-owned by Cyrus Capital Partners, in which we agreed to expand the size of the Board to seven directors. Pursuant to the Voting Agreement, until the earlier of (a) the filing by the Company of its annual report on Form 10-K for the fiscal year ending on or about June 30, 2015 with the U.S. Securities Exchange Commission or (b) September 30, 2015 (i) up to two persons designated by FBC and reasonably acceptable to the current Board will be nominated for election to the Board at each meeting of shareholders at which members of the Board are elected (Messrs. Bordessa and Hoff currently); (ii) in any election of members of the Board, FBC agreed to vote all shares of common stock of the Company held by FBC with respect to any nominee for election to the Board (other than the nominees designated by FBC) in the same proportion that the Company's other shareholders vote for such nominee; (iii) FBC agreed not to nominate any person for election to the Board other than the two persons described above; and (iv) FBC agreed not to initiate, propose or otherwise solicit, or participate in the solicitation of shareholders for the approval of, any shareholder proposals with respect to the Company. After September 30, 2015, as Cyrus Capital Partners and its affiliates (collectively, “Cyrus”) are the beneficial owners of FBC, Cyrus will have the right to appoint all of the Company's directors by virtue of the fact that the Cyrus will hold a majority of the outstanding voting stock of the Company (assuming there are no additional shares issued prior to such date).
We have a standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Messrs. Degan, De Perio, and Mahadevan.
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

Biographical Information of Directors
Daniel J. Bordessa is currently a partner of, and has been employed by, Cyrus Capital Partners, an affiliate of the Company, since March 2005. Prior to joining Cyrus, he worked in investment banking in both London and Toronto. Mr. Bordessa has served as a director of a number of public and private companies in both North America and Europe. Mr. Bordessa's extensive experience in mergers and acquisitions, debt restructuring, worldwide corporate finance and as a director of other public companies, enables him to provide our Board of Directors with strategic business expertise and insights as to the perspectives of our institutional shareholder base.
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
Nils Hoff has served as a consultant to the Company since the Tandberg Data acquisition in January 2014. Prior to the acquisition, Mr. Hoff served as Chief Financial Officer of Tandberg Data S.a.r.l from May 2009 to January 2014; Chief Financial Officer of Tandberg Data ASA from August 2008 to April 2009, and Chief Financial Officer of Tandberg Storage ASA from August 2006 through June 2008. Mr. Hoff's prior experience with the Tandberg Data entities prior to the acquisition enables him to provide our Board of Directors with strategic business expertise and insights as well as important knowledge useful for the integration of Tandberg Data into the Company.

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
Vivekanand Mahadevan has been the Chief Executive Officer of Dev Solutions, Inc., a consulting firm that helps technology startups build next-generation market leaders in data analytics, security, storage and cloud markets since March 2012. Mr. Mahadevan was the Chief Strategy Officer for NetApp, Inc., a supplier of enterprise storage and data management software and hardware products and services, from November 2010 until February 2012 and prior to that time served as Vice President of Marketing for LSI Corporation, an electronics company that designs semiconductors and software that accelerate storage and networking, from January 2009 to September 2010. Prior to LSI Corporation, he was Chief Executive Officer for Deeya Energy, Inc., a company that develops and manufactures stationary electrical energy storage solutions, from December 2007 to July 2008. Mr. Mahadevan has also held senior management positions with leading storage and systems management companies including BMC Software, Compaq, Ivita, and Maxxan Systems. Mr. Mahadevan is a board member of Violin Memory, Inc., a company which designs memory-based storage solutions designed to bring storage performance in line with high-speed applications, servers and networks. Mr. Mahadevan's significant experience at NetApp, Inc. and other technology companies provides our Board of Directors with valuable insight directly related to technology developments in the storage industry. His engineering background and storage experience makes him particularly well suited to understanding our technology and allows him to provide valuable perspective to our Board of Directors on new product initiatives.
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
Executive Officers of the Registrant
The executive officers, their ages, positions held and biographical information as of September 15, 2014, are as follows:

Name	Age	Position Held
Eric L. Kelly	56	President and Chief Executive Officer
Kurt L. Kalbfleisch	48	Senior Vice President, Chief Financial Officer and Secretary
Randall T. Gast	52	Senior Vice President and Chief Operating Officer

Eric L. Kelly is our President and Chief Executive Officer and a director. See the description of his business experience above under Biographical Information of Directors.
Kurt L. Kalbfleisch has 20 years of service with Overland Storage and has served as our Senior Vice President since June 2012, Chief Financial Officer since February 2008, and Secretary since October 2009. He served as our Vice President of Finance from July 2007 to June 2012. He served as our Interim Chief Financial Officer from August 2007 to February 2008.
Randall T. Gast has served as our Chief Operating Officer since January 2014. Mr. Gast joined the Company as Senior Vice President of Strategic Alliances and Client Services in August 2012. He has served as Senior Vice President of Worldwide Operations and Service since August 2013. Prior to joining the Company, Mr. Gast was Vice President, Corporate Operations, of 3PAR, Inc. from May 2006 until October 2010 when 3PAR, Inc. was acquired by HP. Mr. Gast served as Vice President of ESSN Supply Chain & Logistics at HP from October 2010 to June 2012.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on copies of these reports provided to us and written representations from our officers and directors that no other reports were required, we believe that these persons met all of the applicable Section 16(a) filing requirements during fiscal 2014, with the exception of one late Form 4 filing for Mr. Degan.
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
Summary Compensation Table for Fiscal Year 2014
The following table summarizes the total compensation earned by our principal executive officer and our two other most highly compensated executive officers (referred to as our “named executive officers”) for the Company's 2014 and 2013 fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Eric L. Kelly	2014	400,000	1,950,000	200,000	25,163	2,575,163
President and Chief Executive Officer	2013	400,000	—	100,000	7,718	507,718
Kurt L. Kalbfleisch	2014	286,923	840,000	120,000	19,371	1,266,294
Senior Vice President, Chief Financial Officer and Secretary	2013	266,000	—	50,000	33,924	349,924
Randall T. Gast	2014	240,000	990,000	—	12,436	1,242,436
Senior Vice President and Chief Operations Officer (4)
_____________

(1)
The amounts shown in this column do not reflect compensation actually received by the named executive officer. These amounts represent the fair value on the grant date of the equity awards granted to these officers during fiscal 2014. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards in each fiscal year, see the Equity Incentive Plans note to the consolidated financial statements included herein.

(2)
The amounts shown in the “Non-Equity Incentive Plan” column represent bonuses awarded for fiscal 2014 and 2013 pursuant to the terms of our Executive Bonus Plan and as established by the Compensation Committee for the fiscal year.

(3)
The amounts shown in the “All Other Compensation” column reflect amounts we paid on the officer's behalf for health insurance and term life insurance premiums, as well as certain out-of-pocket medical and wellness expenses.

(4)	Mr. Gast became a named executive officer of the Company on January 16, 2014.

Outstanding Equity Awards at End of Fiscal Year 2014
The following table provides information about the holdings of stock and option awards by our named executive officers outstanding at the end of fiscal year 2014.

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of units of stock that have not vested (#)		Market value of units of stock that have not vested ($)(1)
Eric L. Kelly	12/9/2008	1,200		—	3.75	12/9/2014
	1/27/2009	59,999		—	3.90	1/27/2015
	2/18/2010	247,600	(2)	—	12.45	4/23/2016
	6/29/2011						52,446	(3)	236,007
	5/13/2014						650,000	(4)	2,925,000
Kurt L. Kalbfleisch	5/22/2006	66		—	120.45	5/22/2016
	2/18/2010	35,400	(2)	—	12.45	4/23/2016
	6/29/2011						20,905	(3)	94,073
	5/13/2014						280,000	(4)	1,260,000
Randall T. Gast	8/23/2012	6,389	(5)	3,611	9.50	8/23/2018
	8/23/2012						19,999	(6)	89,996
	11/14/2013						183,333	(7)	824,999
______________

(1)
Amounts listed represent the aggregate market value of the unvested restricted stock unit awards held by the named executive officers based on the closing price of a share of our common stock of $4.85 on the last trading day of fiscal 2014.

(2)
This award was originally granted as a stock option award and was amended and reissued on June 29, 2011 as a stock appreciation rights (“SAR”) award. The purpose of the amendment and reissuance is to provide that, upon exercise, the SAR award will be settled in cash or stock, at our discretion. No other terms of the award changed.

(3)
This stock award vests in six equal installments, with the first installment vesting on January 15, 2012 and an additional installment vesting at the end of each six-month period thereafter. This stock award vested in full on July 15, 2014.

(4)	This stock award vests in six equal installments, with the first installment vesting on November 13, 2014, and an additional installment vesting at the end of each six-month period thereafter.

(5)	This option award vests monthly on the last day of each month over a three-year period ending July 31, 2015.

(6)	This stock award vests in six equal installments, with the first installment vesting on January 15, 2013, and an additional installment vesting at the end of each six-month period thereafter.

(7)	This stock award vests in six equal installments, with the first installment vesting on May 7, 2014 and an additional installment vesting at the end of each six-month period thereafter.

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
Kurt L. Kalbfleisch. We entered into an employment and severance agreement with Mr. Kalbfleisch, our Senior Vice President of Finance, Chief Financial Officer and Corporate Secretary on September 29, 2009, which was amended and restated on June 29, 2011 (the “Kalbfleisch Agreement”). Pursuant to the Kalbfleisch Agreement, Mr. Kalbfleisch earned a base salary of $266,000 which was effective in May 2011. In November 2013, Mr. Kalbfleisch's base salary increased to $300,000. If we terminate Mr. Kalbfleisch's employment without cause or he resigns his employment for good reason before the end of a fiscal quarter or year, he will be eligible to receive a prorated amount of the target bonus for the fiscal quarter or year in which his employment terminates. For purposes of the Kalbfleisch Agreement, the terms “cause” and “good reason” are defined in the agreement, and a termination of employment by us without cause includes a termination by us at the end of the term then in effect. The Kalbfleisch Agreement has a three-year term and automatically renews for additional one-year terms. We may unilaterally modify Mr. Kalbfleisch's cash compensation at any time, subject to Mr. Kalbfleisch's right to terminate his employment for good reason.
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
Randall T. Gast. Mr. Gast entered into an offer letter with the Company dated July 31, 2012. The letter provides that Mr. Gast is an at-will employee and his employment may be terminated by us for any reason, with or without notice. His initial annual base salary under the letter is $240,000, and his target annual bonus is 50% of his base salary. Mr. Gast's offer letter provides that if his employment is terminated by us without cause or by him for good reason (as defined in the offer letter), he is eligible to receive severance benefits consisting of six months of continued payment of his base salary, a pro-rated portion of his target bonus for the year of termination and payment by the Company of twelve months of COBRA premiums. If such a termination occurs within two years after a change of control of the Company, he will be entitled to a lump sum payment equal to twelve months of his base salary (as opposed to six months) and the other benefits described above. These severance benefits are contingent upon Mr. Gast providing a general release of claims to the Company.
Retention Agreements. The following describes the severance arrangements we have with our named executive officers in the case of a change of control. For these purposes, the terms “cause,” “good reason,” and “change in control” are defined in the retention agreement.
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

Equity Awards Granted in Fiscal 2014
The “Stock Awards” column of the “Summary Compensation Table for Fiscal Year 2014” above reflects the grant date fair value (as determined for accounting purposes) of restricted stock unit awards granted to the named executive officers during fiscal 2014. In November 2013, Mr. Gast was granted an award of 220,000 restricted stock units, and in May 2014, Messrs. Kelly and Kalbfleisch were granted awards of 650,000 and 280,000 restricted stock units, respectively. Each of these awards was granted under our 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. Awards granted under the 2009 Plan are generally only transferable to a beneficiary of a named executive officer upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions, are not made for value.
Each restricted stock unit represents a contractual right to receive one share of our common stock upon vesting of the unit. The number of restricted stock units subject to each award granted to the named executive officers during fiscal 2014 and the vesting schedules for these awards are reported in the “Outstanding Equity Awards at End of Fiscal Year 2014” table above. In each case, vesting of the restricted stock units is generally contingent on the executive's continued employment with us through the vesting date, subject to accelerated vesting on certain terminations of employment under the employment and retention agreements described above. The restricted stock units will vest in full in the event of the executive's death or disability. In addition, with respect to the restricted stock unit awards granted to Messrs. Kelly and Kalbfleisch in May 2014 (the “May Awards), if the executive's employment is terminated by us without cause or by the executive for good reason, the restricted stock units subject to the May Awards will vest pro-rata based on the number of months of the executive's employment through the date of termination. Under the original terms of the May Awards, the restricted stock units will vest in full upon a change in control of the Company. However, effective upon and subject to the closing of the merger whereby we will become a wholly owned subsidiary of Sphere 3D, the May Awards will be amended to limit the number of units that will vest in connection with the merger. The maximum number of units of the May Awards that may vest immediately prior to the closing of the merger will be a number of units with a value equal to a dollar amount specified in the amendment ($2,750,000 with respect to Mr. Kelly's award and $1,250,000 with respect to Mr. Kalbfleisch's award), such number of units to be determined based on the per-share price for the Company's common stock paid in the merger. The restricted stock units under the May Awards which do not vest immediately prior to closing will continue to be subject to the existing vesting schedule. However, should the executive officer's employment with the Company be terminated by the Company without cause or by the executive for good reason subsequent to the merger, or if a change in control of Sphere 3D occurs following the merger, the unvested portion of the May Award will vest in full.
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
For fiscal 2014, the Compensation Committee established performance goals for our revenue growth and gross operating expenses. The named executive officers' target bonuses for fiscal 2014 (expressed as a percentage of the executive's annual base salary) were as follows: Mr. Kelly-100%; Mr. Kalbfleisch-60%; and Mr. Gast-50%. The bonuses awarded to each named executive officer under the Bonus Plan for fiscal 2014, if any, are reported in the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table for Fiscal 2014” above.

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

Director Compensation Table for Fiscal Year 2014
The following table provides compensation information for each individual who served on our Board of Directors during fiscal 2014 and was not employed by us or one of our subsidiaries (“non-employee directors”). See “Summary Compensation Table for Fiscal 2014” above for information related to the compensation of Mr. Kelly who was a director in fiscal 2014 and who also served as an executive officer during the fiscal year.

Name	Fees earned or paid in cash	Stock awards(1)(2)		All Other Compensation		Total
Daniel J. Bordessa (4)	—	—		—		—
Joseph A. De Perio	$40,000	—		—		$40,000
Robert A. Degan	$40,000	—		—		$40,000
Nils Hoff (4)	—	$180,000	(3)	$180,301	(5)	$360,301
Vivekanand Mahadevan	$40,000	—		—		$40,000
Scott McClendon	$50,000	—		—		$50,000
______________

(1)
The amounts shown in this column do not reflect compensation actually received by the non-employee director. These amounts represent the fair value on the grant date of the awards granted to the directors during fiscal 2014. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of our consolidated financial statements. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, see the Equity Incentive Plans note to the consolidated financial statements included herein.

(2)
At the end of fiscal 2014, the number of shares subject to outstanding option awards for each non-employee director were as follows: Mr. Bordessa-0; Mr. De Perio-12,545; Mr. Degan-20,629; Mr. Hoff-0; Mr. Mahadevan-6,000; and Mr. McClendon-17,428. The number of shares subject to outstanding stock awards were as follows: Mr. Bordessa-0; Mr. De Perio-0; Mr. Degan-0; Mr. Hoff-60,000; Mr. Mahadevan-0; and Mr. McClendon-22,634.

(3)
The amount represents the fair value on the grant date of restricted stock units granted on May 13, 2014 to Mr. Hoff as described below. There were no stock options or other stock awards granted to any of our non-employee directors in fiscal 2014.

(4)	Messrs. Bordessa and Hoff joined our Board of Directors in March 2014.

(5)	These fees were paid pursuant to a consulting agreement with Mr. Hoff dated January 21, 2014 as described below.
Overview of Non-Employee Director Compensation and Procedures
We compensate non-employee directors through cash and equity-based compensation. Each non-employee director, with the exception of Messrs. Bordessa and Hoff, receives an annual retainer of $40,000 payable quarterly. The Executive Chairperson of the Board of Directors receives an additional $10,000 retainer annually. No additional fees are paid for attendance at meetings of the Board of Directors or committees. We also reimburse expenses incurred by non-employee directors to attend meetings.
In addition to the above fees, each non-employee director generally receives an annual equity award with a grant date fair value of $50,000 (based on the assumptions used to value equity awards for purposes of our financial reporting). These equity awards generally vest one year from the grant date and, in the case of options and similar awards, have a per share exercise price equal to the fair market value of our common stock on the grant date, and a maximum exercise term of six years. However, there were no annual equity awards granted to the non-employee directors in fiscal year 2014, except for two restricted stock unit awards granted to Mr. Hoff in May 2014 as described below.

In January 2014, we entered into a consulting agreement with Mr. Hoff, with a term ending October 21, 2014, pursuant to which Mr. Hoff is paid a monthly consulting fee of 199,509 NOK, or approximately $33,000, and will be paid a bonus equal to 1,757,500 NOK, or approximately $300,000, in three equal installments payable on or about October 21, 2014, March 31, 2015 and July 31, 2015. In addition in May 2014, Mr. Hoff received an equity award of 30,000 restricted stock units which vests over a one-year period. The bonus and equity award are in consideration of Mr. Hoff's efforts in connection with the acquisition of Tandberg Data. In March 2014, Mr. Hoff was appointed to our Board of Directors, and in connection with, he received an additional equity award of 30,000 restricted stock units in May 2014 which vest over a three-year period. Mr. Bordessa did not receive an equity award or other compensation when he joined the Board in March 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 15, 2014 (except as otherwise indicated) by each person who is known by us to own more than 5% of our shares of common stock, each named executive officer, each director and all of our directors and executive officers as a group.
Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Beneficial Ownership
Beneficial Owner	Shares of common stock currently owned		Shares acquirable within 60 days(1)		Total shares of common stock owned		Percent of class(2)
5% shareholders
Cyrus Capital Partners L.P. 399 Park Avenue, 39th Floor New York, NY 10022	11,048,049		1,788,882		12,836,931	(3)	66.3%
Special Situations Fund 527 Madison Avenue, Suite 2600 New York, NY 10022	—		1,443,373		1,443,373	(4)	7.6%
Marathon Capital Management 4 North Park Drive, Suite 106 Hunt Valley, MD 21030	1,166,820		—		1,166,820	(5)	6.6%
Clinton Group, Inc. 601 Lexington Avenue, 51st Floor New York, NY 10022	744,274		249,292		993,566	(6)	5.6%
Pinetree Group 130 King Street, Suite 2500 Toronto, Ontario M5X 2A2	915,702		—		915,702	(7)	5.2%
Executive Officers and Directors+
Eric Kelly	158,060	(8)	491,654	(9)	649,714	(9)	3.6%
Kurt L. Kalbfleisch	55,560		103,038		158,598		1.0%
Randall T. Gast	9,668		87,501		97,169		*
Daniel J. Bordessa (10)	—		—		—		*
Robert A. Degan	3,604	(11)	20,629		24,233		*
Joseph A. De Perio	3,200		12,545		15,745		*
Nils Hoff	15,000		—		15,000		*
Vivekanand Mahadevan	200		6,000		6,200		*
Scott McClendon	149,364	(12)	48,552	(13)	197,916	(13)	1.1%
Current directors and executive officers as a group (9 persons)	394,656		769,919		1,164,575		6.3%
_____________________

+	Except as otherwise indicated, the address for each beneficial owner is 9112 Spectrum Center Boulevard, San Diego, CA, 92123.

*	Less than 1%.

(1)
With respect to holders of 5% or more of our shares of common stock, this amount includes shares of our common stock, which could be acquired upon exercise of outstanding warrants and convertible debt. With respect to our executive officers and directors, this amount includes shares of our common stock, which could be acquired upon exercise of stock options which are either currently vested and exercisable, will vest and become exercisable, or will be released within 60 days of September 15, 2014; with respect to Messrs. Kelly and McClendon, shares of our common stock, which could be immediately acquired upon exercise of outstanding warrants.

(2)	Based on 17,586,556 shares of common stock outstanding on September 15, 2014 and calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.

(3)
These shares include 1,788,882 shares of common stock issuable to Cyrus Capital Partners L.P. and its affiliates (the “Cyrus Funds”) upon conversion of the Notes held by the Cyrus Funds. Additional shares of our common stock may be issued to the Cyrus Funds as payment of interest on notes pursuant to the terms of the note purchase agreement. The Cyrus Funds is comprised of Crescent 1, L.P. (“Crescent”), CRS Master Fund, L.P. (“CRS”), Cyrus Opportunities Master Fund II, Ltd. (“Cyrus Opportunities”), and Cyrus Select Opportunities Master Fund, Ltd. (“Cyrus Select”). FBC Holdings S.ar.l., a Luxembourg private limited liability company (“FBC”), serves as a special purpose vehicle for making investments and is wholly-owned by the Cyrus Funds. Each of the Cyrus Funds are private investment funds engaged in the business of acquiring, holding and disposing of investments in various companies. Cyrus Capital Partners L.P. (“Cyrus LP”) is the investment manager of each of the Cyrus Funds. Cyrus Capital Partners GP, L.L.C., a Delaware limited partnership (“Cyrus GP”) is the general partner of Cyrus Capital LP. Cyrus Capital Advisors, L.L.C., a Delaware limited liability company (“Cyrus Advisors”) is the general partner of Crescent and CRS. Mr. Freidheim is the managing member of Cyrus GP and Cyrus Advisors and is the Chief Investment Officer of Cyrus LP. Crescent, CRS, Cyrus Opportunities, Cyrus Select and Mr. Freidheim have entered into an investment management agreement with Cyrus LP giving Cyrus LP full voting and dispositive power over the shares of common stock held by the Cyrus Funds.

(4)
These shares include common stock acquirable within 60 days pursuant to warrants (“Warrant Shares”). Includes 594,330 Warrant Shares held directly by Special Situations Fund III Q.P., L.P., 424,521 Warrant Shares held directly by Special Situations Private Equity Fund, L.P., 59,433Warrant Shares held directly by Special Situations Technology Fund, L.P. and 365,089 Warrant Shares held directly by Special Situations Technology Fund II, L.P. MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III, QP, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the investment adviser to the Special Situations Fund III, QP, L.P., the Special Situations Technology Fund, L.P., the Special Situations Technology Fund II, L.P. and the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.

(5)
According to a Schedule 13F filed for the period ended June 30, 2014, James Kennedy, as President of Marathon Capital Management, LLC has sole investment authority with respect to these shares and sole voting power with respect to 21,700 of these shares.

(6)
These shares include 249,292 shares of common stock issuable upon exercise of warrants held by Clinton Magnolia Master Fund, Ltd. (“CMAG”). Clinton Group, Inc. (“CGI”) is the investment manager of CMAG and consequently has voting control and investment discretion over securities held by CMAG. By virtue of his direct and indirect control of CMAB and CGI, George Hall, as chief investment officer and president of CGI, has voting and investment power over these securities.

(7)
Of these shares, Pinetree Income Partnership (“PIP”) owns 600,702 shares (“PIP Shares”) and Sheldon Inwentash owns 315,000 shares (“Inwentash Shares”). By virtue of PIP's direct ownership of the PIP Shares and Pinetree Capital Investment Corp. (“PCIC”) and Emerald Capital Corp.'s (“Emerald”) collective ownership and control in PIP, and Pinetree Capital Limited's (“Pinetree”) ownership of PCIC and Emerald; PCIC, Emerald and Pinetree may be deemed to have shared power to vote and dispose of the PIP Shares. Mr. Inwentash has voting and investment power over the Inwentash Shares. By virtue of his position as Chief Executive Officer of Pinetree, Mr. Inwentash has voting and investment power over the PIP Shares.

(8)	Includes 9,861 shares of common stock owned by Mr. Kelly through his family trust.

(9)	Includes 22,075 shares of common stock which could be acquired upon exercise of outstanding warrants owned by Mr. Kelly through his family trust.

(10)
Mr. Bordessa is an employee of Cyrus Capital Partners and was appointed to our Board of Directors pursuant to a Voting Agreement entered into between Overland and FBC, but Mr. Bordessa does not have voting or dispositive power of the shares beneficially owned by the Cyrus Funds or FBC.

(11)	Includes 666 shares of common stock held by Mr. Degan's wife.

(12)
Represents 142,632 shares of our common stock owned by Mr. McClendon through his family trust, 6,666 shares of our common stock through his self-directed IRA and 66 shares of our common stock held by his wife.

(13)	Includes 8,490 shares of common stock which could be acquired upon exercise of outstanding warrants owned by Mr. McClendon through his family trust.
Other than as described herein with respect to Sphere 3D, we are aware of no arrangements, including any pledge by any person of our common stock, whereby the operation of which may at a subsequent date result in a change of control of us.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of the last day of fiscal 2014.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options and rights(3)	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by our shareholders(1)	2,145,109	$10.33	385,277
Equity compensation plans not approved by our shareholders(2)	34,167	$8.41	—
Total	2,179,276		385,277
_________________

(1)
Of the aggregate number of shares that remained available for future issuance reported in column (c), 296,750 were available under the 2009 Plan and 88,527 were available under the 2006 Employee Stock Purchase Plan. The 2009 Plan permits the granting of the following types of incentive awards: stock options, stock appreciation rights, restricted shares, and stock units. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of a named executive officer's outstanding awards will immediately terminate upon termination of the named executive officer's employment.

(2)
These figures represent options to purchase shares of our common stock granted to certain employees (including Mr. Gast) (the “Inducement Options”) and stock units (the “Inducement Stock Units”) as an inducement to their commencing employment with us. Neither the Inducement Options nor the Inducement Stock Units were granted under a plan and are administered by the Compensation Committee. The Inducement Options and Inducement Stock Units are generally subject to the same terms as options and stock units granted under the 2009 Plan. The Inducement Options have a six-year term and the Inducement Stock Units vest over three years and are subject to earlier termination in the case of termination of the employee's employment or a change in control of us.

(3)	The weighted-average exercise prices do not reflect shares subject to outstanding awards of restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Certain Transactions with Related Persons
In July 2013, we entered into a supply agreement, and a technology license agreement, with Sphere 3D. As consideration for the transactions contemplated by the technology license agreement, we paid Sphere 3D $250,000 in cash and issued Sphere 3D 42,644 shares of our common stock, with a value at the time of issuance of approximately $250,000. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering. In July 2013, as partial payment under the supply agreement, Sphere 3D issued 769,231 common shares to us, at $0.65 CAD, or approximately $0.63, with a value as of the date of issuance equal to approximately $500,000.

In connection with the Sphere 3D transaction, Eric Kelly, our President and Chief Executive Officer, was appointed the chairman of the Board of Directors of Sphere 3D. Mr. Kelly was also awarded an option to purchase up to 850,000 shares of common stock of Sphere 3D with an exercise price of $0.65 CAD, or approximately $0.63, which we believe represented approximately 5% of Sphere 3D's outstanding shares at the time the award was granted.
On May 15, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sphere 3D. The Merger Agreement provides for a business combination whereby we will become a wholly owned subsidiary of Sphere 3D at the closing of the merger.
Pursuant to the Merger Agreement, at the effective time of the merger each issued and outstanding share of our common stock will be canceled and extinguished and automatically converted into the right to receive 0.510594 of a share of Sphere 3D, subject to adjustment in certain circumstances. The Merger Agreement contains reciprocal operating covenants requiring operation of Overland and Sphere 3D in the ordinary course of business, as well as customary negative covenants.
In connection with the Merger Agreement, Sphere 3D loaned $5.0 million to us and we issued Sphere 3D a note payable in the amount of $5.0 million. The note is subordinated to certain existing indebtedness and is secured by our inventory and shares of common stock of Sphere 3D owned by us. In September 2014, we amended and restated the note payable with Sphere 3D to increase the principal amount under the note to the greater of the amount actually borrowed from Sphere 3D and $10.0 million. As of September 23, 2014, the principal balance of the note was $7.8 million. Immediately prior to the closing of merger, the number of shares of common stock of Sphere owned by the Company equal in value to the total borrowings under the note will be transferred to Sphere 3D as payment against the note. To the extent the note is not repaid in full by such transfer of shares, any remaining portion of the Company’s obligations to Sphere 3D under the note will remain outstanding following the completion of the merger without adjustment to the merger consideration. In addition, following the amendment of the note, we may not sell any shares of Sphere 3D common stock without the prior consent of Sphere 3D to such sale.
The Merger Agreement provides that, upon consummation of the merger Sphere 3D shall cause two nominees of Overland to be appointed to the Board of Directors of Sphere 3D, in addition to Eric Kelly who will remain as a Sphere 3D director. In addition, the Merger Agreement provides that at the closing of the merger Mr. Kelly shall be appointed as the Chief Executive Officer of Sphere 3D and Kurt Kalbfleisch, current Senior Vice President and Chief Financial Officer of Overland, shall be appointed as the Chief Financial Officer of Sphere 3D.
On July 18, 2014, Sphere 3D issued 52,801 common shares of Sphere 3D to us with a value of approximately $500,000 (at a deemed issue price of $9.47 per share) in accordance with the terms of the Sphere 3D supply agreement. These shares are subject to a restriction on their sale for a period of four months and one day from July 18, 2014.
Indemnification of Our Executive Officers and Directors
Our executive officers and directors are entitled to be indemnified under our articles of incorporation and bylaws to the fullest extent permitted under California law. We have also entered into indemnification agreements with each of our executive officers and directors.
Director Independence
The Board of Directors, upon the recommendation of the Nominating and Governance Committee, has affirmatively determined that Messrs. Bordessa, Degan, De Perio, Mahadevan, and McClendon are independent directors within the meaning of NASDAQ Marketplace Rule 5605(a)(2).
Mr. Kelly does not meet the independence requirements under NASDAQ Marketplace Rule 5605(a)(2) because he is our President and Chief Executive Officer.
Mr. Hoff does not meet the independence requirements under NASDAQ Marketplace Rule 5605(a)(2) because he was the Chief Financial Officer of a recently acquired subsidiary of the Company until January 21, 2014 and is a current consultant to the Company.
In the course of determining whether Messrs. Bordessa, Degan, De Perio, Mahadevan, and McClendon were independent under NASDAQ Marketplace Rule 5605(a)(2), the Board of Directors considered the following transactions, relationships and arrangements not required to be disclosed in “Certain Relationships and Related Transactions, and Director Independence”:

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

•
Although Mr. De Perio was elected to our Board of Directors pursuant to the terms of a purchase agreement between us and one of our shareholders and is the nominee of, and is employed by, one of our shareholders, he is not automatically disqualified from being an independent director under NASDAQ Marketplace Rule 5605(a)(2). In April 2011, the Board of Directors, upon the recommendation of the Nominating and Governance Committee, found that Mr. De Perio had no relationship with us which, in the opinion of the Board of Directors, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making this determination, the Board of Directors found that ownership of our securities by Mr. De Perio's employer does not preclude a finding of independence.

•
Although Mr. Bordessa was appointed to our Board of Directors pursuant to the terms of the Voting Agreement and is the nominee of, and is employed by, one of our shareholders, he is not automatically disqualified from being an independent director under NASDAQ Marketplace Rule 5605(a)(2). In March 2014, the Board of Directors, upon the recommendation of the Nominating and Governance Committee, found that Mr. Bordessa had no relationship with us which, in the opinion of the Board of Directors, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making this determination, the Board of Directors found that ownership of our securities by Mr. Bordessa's employer does not preclude a finding of independence.

Item 14.	Principal Accounting Fees and Services.
The following table summarizes the aggregate fees billed to us by our independent registered public accounting firm, Moss Adams LLP (“Moss Adams”) (in thousands):

	Fiscal Year
	2014	2013
Audit fees(1)	$574	$383
Audit-related fees(2)	—	10
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$574	$393
________________

(1)
Audit fees consist of fees billed for professional services rendered in connection with the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, which were provided by Moss Adams in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, and are not reported under audit fees. This category includes fees principally related to the audit of the Company's employee benefit plan.

(3)
Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning. There were no such services rendered to us by Moss Adams during fiscal years 2014 or 2013.

(4)	All other fees consists of fees for products and services other than the services reported above. There were no such services rendered to us by Moss Adams during fiscal years 2014 or 2013.
Pre-Approval Policies and Procedures
As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the Audit Committee, which considers whether the provision of non-audit services is compatible with maintaining such firm's independence. All services provided by Moss Adams during fiscal years 2014 and 2013 were pre-approved by the Audit Committee.

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

3.8	Certificate of Amendment to the Company's Amended and Restated Articles of Incorporation dated June 23, 2011 (incorporated by reference to the Company's Form 10-K filed September 14, 2011).

3.9	Certificate of Amendment of Articles of Incorporation, dated January 16, 2014 (incorporated by reference to the Company's Form 8-K filed January 22, 2014).

3.10	Certificate of Amendment of Articles of Incorporation, dated April 9, 2014 (incorporated by reference to the Company's Form 8-K filed April 9, 2014).

3.11	Amended and Restated Bylaws (incorporated by reference to the Company's Form 8-K filed August 26, 2005).

3.12	Certificate of Amendment of Bylaws (incorporated by reference to the Company's Form 8-K filed April 30, 2007).

4.1	Specimen stock certificate.

4.2	Shareholder Rights Agreement dated August 22, 2005 between the Company and Wells Fargo Bank, N.A., as Transfer Agent (incorporated by reference to the Company's Form 8-K filed August 26, 2005).

4.3	Amendment No. 1 to Shareholder Rights Agreement dated March 21, 2011 (incorporated by reference to the Company's Form 8-K filed March 22, 2011).

4.4	Common Stock Purchase Warrant between the Company and Roth Capital Partners, LLC dated November 4, 2009 (incorporated by reference to the Company's Form 10-Q dated February 10, 2010).

4.5	Form of Common Stock Purchase Warrant dated February 18, 2010 (incorporated by reference to the Company's Form 8-K filed February 24, 2010).

4.6	Form of Registration Rights Agreement dated February 22, 2010 (incorporated by reference to the Company's Form 8-K filed February 24, 2010).

4.7	Form of Common Stock Purchase Warrant dated March 16, 2011 (incorporated by reference to the Company's Form 8-K filed March 22, 2011).

4.8	Form of Registration Rights Agreement dated March 21, 2011 (incorporated by reference to the Company's Form 8-K filed March 22, 2011).

10.1	San Diego Headquarters Facility Lease dated October 12, 2000 between the Company and LBA-VIF One, LLC (incorporated by reference to the Company's Form 10-Q filed February 14, 2001).

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

10.5
Fourth Amendment to Lease dated October 15, 2013 between the Company and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC (incorporated by reference to the Company's Form 10-Q filed February 13, 2014).

10.6*	Form of Indemnification Agreement entered into between the Company and each of its directors and officers (incorporated by reference to the Company's Form 10-Q filed February 13, 2002).

10.7*	Retention Agreement between the Company and Eric Kelly dated June 24, 2009 (incorporated by reference to the Company's Form 10-Q filed February 10, 2010).

10.8*	Employment Agreement between the Company and Eric Kelly dated August 3, 2011 (incorporated by reference to the Company's Form 8-K filed August 4, 2011).

10.9*	Employment and Severance Agreement between the Company and Kurt L. Kalbfleisch dated August 3, 2011 (incorporated by reference to the Company's Form 8-K filed August 4, 2011).

10.10*	Employment letter between the Company and Randall T. Gast dated July 31, 2012.

10.11*	Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to the Company's Form 8-K filed November 16, 2007).

10.12*	Amendment to 2003 Equity Incentive Plan effective as of January 27, 2009 (incorporated by reference to the Company's Form 10-K filed September 9, 2009).

10.13*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed February 10, 2004).

10.14*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed February 10, 2004).

10.15*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed February 10, 2004).

10.16*	Form of Stock Option Agreement for Inducement Options granted to executive officers (incorporated by reference to the Company's Form 10-K filed September 9, 2009).

10.17*	2006 Employee Stock Purchase Plan, as amended (incorporated by reference to the Company's Form 10-K filed September 14, 2011).

10.18*	2009 Equity Incentive Plan, as amended (incorporated by reference to the Company's Form 8-K filed January 22, 2014).

10.19*
Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to senior officers under the 2009 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed February 2, 2010).

10.20*
Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed February 2, 2010).

10.21*
Form of Notice of Restricted Stock Award and Restricted Stock Agreement for restricted stock granted to senior officers or outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed February 2, 2010).

10.22*
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

10.24*
Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement between the Company and Scott McClendon dated June 29, 2011(incorporated by reference to the Company's Form 10-K filed September 14, 2011).

10.25*
Special Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for restricted stock units granted to Messers. Kelly and Kalbfleisch under the 2009 Equity Incentive Plan dated May 13, 2014.

10.26*	RSU Amendment for awards granted May 13, 2014.

10.27*	Form of Stock Appreciation Rights Award Agreement dated June 29, 2011(incorporated by reference to the Company's Form 10-K filed September 14, 2011).

10.28*	Executive Bonus Plan (incorporated by reference to the Company's Form 10-K filed September 24, 2010).

10.29	Form of Purchase Agreement dated February 18, 2010 (incorporated by reference to the Company's Form 8-K filed February 24, 2010).

10.30	Form of Subscription Agreement dated November 12, 2010 (incorporated by reference to the Company's Form 8-K filed November 17, 2010).

10.31	Financial Advisory Agreement, dated November 12, 2010, between Overland and Roth Capital Partners, LLC. (incorporated by reference to the Company's Form 8-K filed November 17, 2010).

10.32	Form of Purchase Agreement dated March 16, 2011 (incorporated by reference to the Company's Form 8-K filed March 22, 2011).

10.33	Underwriting Agreement, dated March 23, 2012, between the Company and Needham & Company, LLC (incorporated by reference to the Company's Form 8-K filed March 23, 2012).

10.34	Amended Loan and Security Agreement between the Company, Silicon Valley Bank, and Tandberg Data GmbH (incorporated by reference to the Company's Form 8-K filed March 24, 2014).

10.35
Settlement Agreement, by and between the Company and International Business Machines Corporation, dated November 16, 2011 (incorporated by reference to the Company's Form 10-Q filed February 15, 2012). +

10.36	Form of Subscription Agreement, dated February 13, 2013 (incorporated by reference to the Company's Form 8-K filed on February 14, 2013).

10.37	Acquisition Agreement dated November 1, 2013 (incorporated by reference to the Company's Form 8-K filed November 1, 2013).

10.38	Amended and Restated Note Purchase Agreement, dated November 1, 2013 (incorporated by reference to the Company's Form 8-K filed November 1, 2013).

10.39	Amended and Restated Registration Rights Agreement, dated November 1, 2013 (incorporated by reference to the Company's Form 8-K filed November 1, 2013).

10.40	Amendment to Acquisition Agreement, dated January 21, 2014 (incorporated by reference to the Company's Form 8-K filed January 22, 2014).

10.41	Voting Agreement, dated January 21, 2014 (incorporated by reference to the Company's Form 8-K filed January 22, 2014).

10.42	Registration Rights Agreement, dated January 21, 2014 (incorporated by reference to the Company's Form 8-K filed January 22, 2014).

10.43
Agreement and Plan of Merger, dated as of May 15, 2014, by and between the Company, Sphere 3D Corporation and Sphere 3D Acquisition Company (incorporated by reference to the Company's Form 8-K filed May 19, 2014).

10.44	Form of Voting Agreement, dated May 15, 2014, between Sphere 3D Corporation and certain Company shareholders (incorporated by reference to the Company's Form 8-K filed May 19, 2014).

10.45	Amended and Restated Promissory Note, dated September 8, 2014, between the Company and Sphere 3D Corporation (incorporated by reference to the Company's Form 8-K filed September 12, 2014).

10.46	Patent Cross-License and Settlement Agreement, dated as of July 30, 2014, between the Company and BDT Media Automation GmbH. +

21.1	Subsidiaries of the Company (incorporated by reference to the Company's Form 10-Q filed May 15, 2014).

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

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

OVERLAND STORAGE, INC.

Dated:	September 23, 2014	By:	/s/ ERIC L. KELLY
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

Signature	Title	Date

/s/ ERIC L. KELLY	President, Chief Executive Officer and Director (Principal Executive Officer)	September 23, 2014
Eric L. Kelly

/s/ KURT L. KALBFLEISCH	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 23, 2014
Kurt L. Kalbfleisch

/s/ SCOTT MCCLENDON	Executive Chairperson of the Board	September 23, 2014
Scott McClendon

/s/ DANIEL J. BORDESSA	Director	September 23, 2014
Daniel J. Bordessa

/s/ ROBERT A. DEGAN	Director	September 23, 2014
Robert A. Degan

/s/ JOSEPH A. DE PERIO	Director	September 23, 2014
Joseph A. De Perio

/s/ NILS HOFF	Director	September 23, 2014
Nils Hoff

/s/ VIVEKANAND MAHADEVAN	Director	September 23, 2014
Vivekanand Mahadevan

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Overland Storage, Inc.
We have audited the accompanying consolidated balance sheets of Overland Storage, Inc. (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overland Storage, Inc. as of June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Moss Adams LLP
San Diego, California
September 23, 2014

OVERLAND STORAGE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash	$4,262	$8,831
Short-term investment — related party	7,814	—
Accounts receivable, net of allowance for doubtful accounts of $31 and $94, as of June 30, 2014 and 2013, respectively	14,171	6,640
Inventories	15,525	10,354
Other current assets	2,419	1,923
Total current assets	44,191	27,748
Property and equipment, net	5,799	2,014
Goodwill	19,044	—
Intangible assets, net	23,784	652
Other non-current assets	1,121	989
Total assets	$93,939	$31,403
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$11,159	$5,221
Accrued liabilities	6,780	5,003
Accrued payroll and employee compensation	3,561	2,140
Income taxes payable	118	178
Accrued warranty	994	790
Deferred revenue	7,941	7,732
Other current liabilities	1,874	—
Total current liabilities	32,427	21,064
Deferred revenue, noncurrent	3,371	2,975
Long-term debt — related party	14,528	13,250
Long-term debt	5,406	3,500
Other long-term liabilities	1,413	910
Total liabilities	57,145	41,699
Commitments and contingencies (Note 13)
Shareholders' equity (deficit):
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of June 30, 2014 and 2013	—	—
Common stock, no par value, 125,000 shares authorized; 17,540 shares issued and outstanding as of June 30, 2014, and 90,200 shares authorized; 6,081 issued and outstanding as of June 30, 2013	187,434	123,065
Accumulated other comprehensive income (loss)	4,654	(991)
Accumulated deficit	(155,294)	(132,370)
Total shareholders' equity (deficit)	36,794	(10,296)
Total liabilities and shareholders' equity (deficit)	$93,939	$31,403
See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year
	2014	2013
Net revenue:
Product revenue	$48,354	$28,836
Service revenue	17,338	19,184
	65,692	48,020
Cost of product revenue	38,165	24,950
Cost of service revenue	7,212	6,270
Gross profit	20,315	16,800
Operating expenses:
Sales and marketing	18,410	17,574
Research and development	6,189	6,522
General and administrative	19,666	11,579
	44,265	35,675
Loss from operations	(23,950)	(18,875)
Other income (expense):
Interest expense	(1,192)	(594)
Other income (expense), net	(342)	(13)
Loss before income taxes	(25,484)	(19,482)
(Benefit from) provision for income taxes	(2,560)	165
Net loss	$(22,924)	$(19,647)
Net loss per share:
Basic and diluted	$(1.99)	$(3.41)
Shares used in computing net loss per share:
Basic and diluted	11,491	5,768
See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year
	2014	2013
Net loss	$(22,924)	$(19,647)
Other comprehensive income (loss):
Change in unrealized gains, net of tax of $2,607 and $0, respectively	4,727	—
Foreign currency translation adjustments	918	(73)
Total other comprehensive income (loss)	5,645	(73)
Comprehensive loss	$(17,279)	$(19,720)
See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balance at June 30, 2012	5,548	$116,682	$(918)	$(112,723)	$3,041
Issuance of common stock, net of issuance costs	204	870	—	—	870
Issuance of common stock for settlement of convertible notes interest	70	401	—	—	401
Exercise of stock options and ESPP purchases	33	215	—	—	215
Issuance of restricted stock	226	(749)	—	—	(749)
Share-based compensation	—	4,770	—	—	4,770
Stock appreciation rights	—	876	—	—	876
Net loss	—	—	—	(19,647)	(19,647)
Other comprehensive loss	—	—	(73)	—	(73)
Balance at June 30, 2013	6,081	123,065	(991)	(132,370)	(10,296)
Issuance of common stock	9,473	49,288	—	—	49,288
Issuance of common stock for convertible notes	1,650	10,722	—	—	10,722
Issuance of common stock for settlement of convertible notes interest	104	507	—	—	507
ESPP purchases	20	87	—	—	87
Issuance of restricted stock	212	(490)	—	—	(490)
Share-based compensation	—	3,953	—	—	3,953
Stock appreciation rights	—	302	—	—	302
Net loss	—	—	—	(22,924)	(22,924)
Other comprehensive income	—	—	5,645	—	5,645
Balance at June 30, 2014	17,540	$187,434	$4,654	$(155,294)	$36,794

See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2014	2013
Operating activities:
Net loss	$(22,924)	$(19,647)
Adjustments to reconcile net loss to cash used in operating activities (net of effects of acquisition):
Depreciation and amortization	2,597	1,248
Tax benefit	(2,215)	—
Share-based compensation	3,953	4,770
Loss on disposal of property and equipment	35	27
Changes in operating assets and liabilities:
Accounts receivable	39	2,553
Inventories	1,253	304
Accounts payable and accrued liabilities	279	(3,217)
Accrued payroll and employee compensation	(393)	75
Deferred revenue	(1,120)	(1,962)
Other assets and liabilities, net	(517)	1,806
Net cash used in operating activities	(19,013)	(14,043)
Investing activities:
Cash acquired from acquisition	1,715	—
Restricted cash acquired from acquisition	400	—
Purchase of fixed assets	(954)	(983)
Purchase of intangible assets	(250)	—
Net cash provided by (used in) investing activities	911	(983)
Financing activities:
Proceeds from convertible notes — related party	7,000	13,002
Proceeds from borrowings — related party	5,000	—
Proceeds from credit facility	3,018	—
Repayment of borrowings from credit facility	(1,111)	—
Proceeds from issuance of common stock, net of issuance costs	—	870
Payment for restricted stock tax liability on net settlement	(490)	(749)
Proceeds from exercise of stock options and ESPP purchases	86	215
Net cash provided by financing activities	13,503	13,338
Effect of exchange rate changes on cash	30	(3)
Net decrease in cash and cash equivalents	(4,569)	(1,691)
Cash, beginning of year	8,831	10,522
Cash, end of year	$4,262	$8,831
Supplemental disclosures of cash flow information:
Income taxes paid	$286	$191
Interest paid	$418	$167
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for acquisition	$49,288	$—
Issuance of common stock for conversion of convertible notes	$10,722	$—
Issuance of common stock for settlement of convertible notes interest	$507	$401
Short-term investment — related party	$481	$—
Equity award fair value adjustment to liability	$302	$876
Issuance of common stock for purchase of intangible assets — related party	$250	$—
Fixed asset purchases in accounts payable and accrued liabilities	$236	$102
See accompanying notes to consolidated financial statements.

OVERLAND STORAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Overland Storage, Inc. (“Overland” or the “Company”) was incorporated on September 8, 1980 under the laws of the State of California. For more than 30 years, Overland has delivered data protection solutions designed for backup and recovery to ensure business continuity. The Company has a portfolio of disk-based data protection solutions, including network attached storage (“NAS”) and storage area network (“SAN”) products and solutions, as well as tape-based data protection solutions, including tape and virtual tape library systems, designed for small and medium business computing environments.
Effective the second quarter of fiscal 2014, the Company changed how it reports its operations to use a 52-week fiscal year end with each year ending on June 30, compared to prior year reporting using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. The Company's last fiscal year ended June 30, 2013. Fiscal 2014 and 2013 each contained 52 weeks.
In January 2014, the Company completed its acquisition of Tandberg Data Holdings S.à r.l. (“Tandberg Data”).
The Company has incurred losses since fiscal 2006 and negative cash flows from operating activities fiscal 2007. As of June 30, 2014, the Company had an accumulated deficit of $155.3 million. During fiscal 2014, the Company incurred a net loss of $22.9 million. The Company expects to incur negative operating cash flows during the continued period of integration for its acquisition completed in January 2014 as the Company works to combine the entities and to improve operational efficiencies.
The Company has projected that cash on hand, its short-term investment (the common shares of Sphere 3D the Company owns), available borrowings under the Company's credit facility, and other sources of funding will be sufficient to allow the Company to continue operations for the next 12 months. Significant changes from the Company's current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, (iv) changes in the historical timing of collecting accounts receivable, and/or (v) the Company's inability to liquidate its short-term investment could have a material adverse impact on the Company's ability to access the level of funding necessary to continue its operations at current levels. If any of these events occur or if we are not able to secure additional funding (including from Sphere 3D), the Company may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company's business, results of operations and future prospects, and/or prevent us from consummating the proposed merger with Sphere 3D. The Company may seek debt, equity or equity-based financing (such as convertible debt) when market conditions and the merger agreement with Sphere 3D permit.
The Company's recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
 Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Tandberg Data. All intercompany balances and transactions have been eliminated in consolidation.
Proposed Merger
In May 2014, the Company announced that it signed an agreement and plan of merger (the “Merger Agreement”) with Sphere 3D Corporation (“Sphere 3D”). Pursuant to the terms of the merger agreement, upon the consummation of the merger the Company would become a wholly owned subsidiary of Sphere 3D. The merger is expected to close in the second quarter of fiscal 2015.

At the effective time of the merger, each issued and outstanding share of common stock of the Company will be canceled and automatically converted into the right to receive 0.510594 shares of common stock of Sphere 3D, subject to adjustment in certain circumstances. The Merger Agreement contains customary reciprocal operating covenants as well as customary negative covenants. Additionally, the Company is subject to a “no-shop” restriction on its ability to solicit alternative acquisition proposals, provide information to third parties and engage in discussions with third parties (subject to exceptions in certain limited circumstance).
The Merger Agreement contains certain termination rights for both the Company and Sphere 3D. The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay Sphere 3D a termination fee of $3.5 million. The Company and Sphere 3D are entitled to seek specific performance in order to enforce one another's obligations under the Merger Agreement.
The Company's shareholders will be asked to vote on the approval of the Merger Agreement and the Merger at a special shareholders' meeting that will be held on a date to be announced. The closing of the Merger is subject to a condition that the Merger be approved by the affirmative vote of the holders of a majority of all outstanding shares of common stock of the Company. Consummation of the Merger is also subject to certain customary closing conditions. Certain shareholders of the Company holding a majority of the issued and outstanding shares of common stock of the Company have entered into voting agreements with Sphere 3D pursuant to which they have agreed to vote their shares of common stock in favor of the Merger at the special meeting. The Merger is not conditioned upon Sphere 3D obtaining additional financing.
The Board of Directors of the Company approved the Merger Agreement on May 15, 2014, with Eric Kelly abstaining (in order to avoid any appearance of conflict of interest resulting from his position as a director of Sphere 3D) and Daniel Bordessa abstaining (in order to avoid any appearance of conflict of interest resulting from his position as a nominee of Cyrus Capital Partners, the majority shareholder of the Company, and a holder of certain debt securities of Sphere 3D).
The terms of the Merger Agreement did not impact the Company's consolidated financial statements as of and for the year ended June 30, 2014.
Reverse Stock Split
On January 16, 2014, the shareholders approved, and on April 9, 2014, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of the State of California effecting a one-for-five reverse split of the Company's capital stock. All share, per share, and stock option data information in the accompanying consolidated financial statements and the notes thereto have been restated for all periods to reflect the reverse stock split.
Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2014 presentation.
Management Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.
Business Combination
Business combinations are accounted for using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis will change the amount of the purchase prices allocable to goodwill. All acquisition costs are expensed as incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

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
Generally, title and risk of loss transfer to the customer when the product leaves the Company's dock, except for the Tandberg Data subsidiary where title and risk of loss transfer to the customer when the product arrives at the customer's location. Product sales to distribution customers are subject to certain rights of return, stock rotation privileges and price protection. Because the Company is unable to estimate its exposure for returned product or price adjustments, revenue from shipments to these customers is not recognized until the related products are in turn sold to the ultimate customer by the distributor. For products for which software is more than an incidental component, the Company recognizes revenue in accordance with current authoritative guidance for software revenue recognition.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $1.0 million and $0.7 million for fiscal years 2014 and 2013, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. Software development costs are expensed until technological feasibility has been established, at which time any additional costs are capitalized. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs were capitalized during fiscal 2014 and 2013.
Segment Information
The Company reports segment data based on the management approach. The management approach designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company's reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company operates in one industry segment providing data storage solutions for small and medium businesses and distributed enterprises. The Company discloses information about products and services, geographic areas and major customers.

Short-term Investment — Related Party
Short-term investment is made up of a marketable security. This investment is classified as available-for-sale and is reported at fair value based on quoted prices using the specific identification method. Unrealized gains and losses are recorded in other comprehensive loss and included as a separate component of shareholders' equity (deficit). Realized gains and losses and declines in value judged to be other than temporary on marketable securities, if any, are included in other income in the consolidated statements of operations.
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
The following table summarizes the changes in allowance for doubtful accounts (in thousands):

Fiscal year	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
2014	$94	$20	$(83)	$31
2013	$222	$3	$(131)	$94
Inventories
Inventories are stated at the lower of cost or market using the first-in-first-out method. The Company assesses the value of its inventories periodically based upon numerous factors including, among others, expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, the Company writes down its inventory for obsolete or unmarketable inventory by an amount equal to the difference between the cost of the inventory and the estimated market value.
Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method. Leasehold improvements are depreciated over the shorter of the remaining estimated useful life of the asset or the term of the lease.
Estimated useful lives are as follows:

Building	40 years
Machinery and equipment	3-5 years
Furniture and fixtures	5 years
Computer equipment and software	1-5 years
Expenditures for normal maintenance and repair are charged to expense as incurred, and improvements are capitalized. Upon the sale or retirement of property or equipment, the asset cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in the results of operations.

Long-lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment. The Company tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company's consideration includes, but is not limited to, the following events or changes as potential indicators of non-recoverability:

•	Significant under-performance relative to historical or projected future operating results.

•	Significant changes in the manner of use of the assets or the strategy for the Company's overall business.

•	Significant decrease in the market value of the assets.

•	Significant negative industry or economic trends.
When the carrying value is not considered recoverable, an impairment loss for the amount by which the carrying value of a long-lived asset exceeds its fair value is recognized, with an offsetting reduction in the carrying value of the related asset. If the Company's future results are significantly different from its forecast, the Company may be required to further evaluate its long-lived assets for recoverability and such analysis could result in an impairment charge in a future period. In both fiscal 2014 and 2013, there were no impairments recognized.
Goodwill and Purchased Intangible Assets
Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is tested for impairment on an annual basis at June 30, or more frequently if the Company believes indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization.
Purchased intangible assets are amortized on a straight-line basis over their economic lives of three to ten years for developed technology, six years for customer contracts and trade names, and 15 years for customer relationships as the Company believes this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. When the carrying value is not considered recoverable, an impairment loss for the amount by which the carrying value of an intangible asset exceeds its fair value is recognized, with an offsetting reduction in the carrying value of the related intangible asset. If the Company's future results are significantly different from its forecast, the Company may be required to further evaluate its intangible assets for recoverability and such analysis could result in an impairment charge in a future period.
Foreign Currency
The financial statements of foreign subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and a weighted-average exchange rate during the year for revenue, expenses, gains and losses. Translation adjustments are recorded as other comprehensive income (loss) within shareholders' equity. Gains or losses from foreign currency transactions are recognized in the consolidated statements of operations. Such transactions resulted in a loss of $353,000 and $19,000 for fiscal 2014 and 2013, respectively.
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
Comprehensive Loss
Comprehensive loss and its components encompasses all changes in equity other than those with stockholders, includes net loss, unrealized gains on related party investment, and foreign currency translation adjustments, and are disclosed in a separate consolidated statement of comprehensive loss.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable, which are generally not collateralized. To reduce credit risk, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses for estimated bad debt losses.
The following table indicates the percentage of net revenue and accounts receivable in excess of 10% with any single customer:

		Percentage of
Fiscal Year Ended:		Net Revenue	Trade Accounts Receivable
June 30, 2014	Customer A	10.6%	6.8%
	Customer B	7.2%	13.1%

June 30, 2013	Customer A	12.2%	14.5%
	Customer B	12.2%	16.6%
Net Loss per Share
Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Dilutive common stock equivalents are comprised of awards and options granted under the Company's stock option plans, employee stock purchase plan (“ESPP”) share purchase rights, common stock purchase warrants, and convertible notes. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company's net loss position.
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Fiscal Year
	2014	2013
Restricted stock not yet vested and released	1,903	529
Options outstanding and ESPP share purchase rights	278	332
Common stock purchase warrants	2,875	2,726
Convertible notes	1,789	2,038
Convertible notes interest	568	795

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
Fair Value of Financial Instruments
Financial instruments including cash, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Short-term investments are measured at fair value using Level 1 inputs as the stock is traded on the TSX Venture Exchange and the NASDAQ Global Market. The carrying amount of the credit facilities borrowings approximate their fair value as the interest rate of the credit facilities are substantially comparable to rates offered for similar debt instruments. At June 30, 2014, the fair value of related party long-term debt was estimated to be $12.0 million, using an estimated interest rate of 12%, and was classified within Level 3 of the fair value hierarchy. At June 30, 2013, the fair value of related party long-term debt was estimated to be $11.5 million, using an estimated interest rate of 12%, and was classified within Level 3 of the fair value hierarchy. At June 30, 2014 and 2013, the related party debt had a carrying value of $14.5 million and $13.25 million, respectively.
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
Recently Issued Accounting Pronouncements
In July 2013, the FASB (“Financial Accounting Standards Board”), issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance affected presentation only and, therefore, did not have a material impact on the Company's consolidated financial results.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The impact on our financial condition, results of operations and cash flows as a result of the adoption of ASU 2014-09 has not yet been determined.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern. ASU 2014-15 provides that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 will be effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The impact on our financial condition, results of operations and cash flows as a result of the adoption of ASU 2014-15 has not yet been determined.

NOTE 2 — BUSINESS COMBINATION
On January 21, 2014, the Company acquired Tandberg Data, a privately held provider of data storage and data protection solutions, for consideration transferred of approximately $49.0 million, which was paid in shares of the Company's common stock. The shareholders of Tandberg Data received 9,430,526 shares of the Company's common stock at $5.20 per share. This acquisition expands the Company's number of global channel and service partners, product lines and service offerings, as well as expands the Company's market reach in Europe and the Asia-Pacific region.
A summary of the preliminary estimated fair values of the assets acquired and liabilities assumed as of the closing date (in thousands):

Cash and cash equivalents	$1,715
Restricted cash	400
Accounts receivable	7,571
Inventories	6,416
Property and equipment	3,763
Identifiable intangible assets	24,260
Other assets	1,959
Total identifiable assets acquired	46,084
Current liabilities	(13,796)
Other liabilities	(2,293)
Total identifiable liabilities assumed	(16,089)
Net identifiable assets acquired	29,995
Goodwill	19,044
Net assets acquired	$49,039
Goodwill is comprised of expected synergies from combining Tandberg's operations with that of the Company, reduction in future combined research and development expenses, and intangible assets, such as acquired workforce, that do not qualify for separate recognition.
The fair value estimates for the assets acquired and liabilities assumed for the acquisition were based on estimates and analysis, including work performed by third-party valuation specialists. Adjustments may be made to the estimated fair values during the measurement period as we obtain additional information. The primary area of estimates that were not yet finalized related to inventories. None of the goodwill recognized upon acquisition is deductible for tax purposes. In the fourth quarter of fiscal 2014, the Company recorded an adjustment of $0.4 million to goodwill and other liabilities primarily related to deferred taxes.
The identified intangible assets as of the date of acquisition consisted of the following (in thousands):

	Estimated Fair Value	Weighted- Average Useful Life (years)
Developed technology	$21,040	9.2
Customer relationships	1,120	15.0
Total finite lived intangible assets	22,160	8.8
Indefinite lived intangible asset — trade name	2,100	n/a
Total identified intangible assets	$24,260
The Company's consolidated net revenues for the fiscal year ended June 30, 2014 included $25.5 million attributable Tandberg Data since the acquisition. Due to continued integration of the combined businesses since the date of acquisition, it is impracticable to determine the earnings or loss contributed by the acquisition.

The following unaudited pro forma combined financial information gives effect to the acquisition as if it were consummated on July 1, 2012 (the beginning of the earliest fiscal period presented). Due to historically differing fiscal year ends of the Company and Tandberg Data, the unaudited pro forma combined financial information for the fiscal years ended June 30, 2014 and 2013 are based on the historical results of the Company, and derived from the historical results of Tandberg Data by combining the six-month period ended December 31, 2012 and the six month period ended June 30, 2013; as well as, the six month period ended December 31, 2013 and the period ended January 21, 2014. The unaudited pro forma combined financial information is presented for informational purposes only, is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition occurred on July 1, 2012, and should not be taken as representative of future consolidated results of operations of the combined company (in thousands):

	Fiscal Year
	2014	2013
Net revenue	$99,588	$109,671
Net loss	$(30,634)	$(28,524)
Net loss per share	$(1.82)	$(1.90)
The Company incurred acquisition related expenses of $2.1 million which consisted primarily of due diligence, legal and other one-time integration charges and are included in general and administrative expense in the consolidated statements of operations.
NOTE 3 — SHORT-TERM INVESTMENT— RELATED PARTY
In July 2013, the Company entered into a supply agreement with Sphere 3D. As partial payment under the supply agreement, Sphere 3D issued 769,231 common shares of Sphere 3D to the Company. Sphere 3D's shares are traded on the TSX Venture Exchange and the NASDAQ Global Market. Short-term investments are classified as available-for-sale marketable securities. See note 7 for additional related party disclosure.
The following summarizes short-term investment (in thousands):

	June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investment — related party	$481	$7,333	$—	$7,814

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
The following table summarizes inventories (in thousands):

	June 30,
	2014	2013
Raw materials	$4,767	$3,496
Work in process	875	857
Finished goods	9,883	6,001
	$15,525	$10,354
The following table summarizes property and equipment (in thousands):

	June 30,
	2014	2013
Computer equipment	$2,303	$2,140
Building	2,115	—
Machinery and equipment	1,499	727
Leasehold improvements	1,288	563
Furniture and fixtures	148	79
	7,353	3,509
Accumulated depreciation and amortization	(2,649)	(1,914)
Construction in progress	1,095	419
	$5,799	$2,014
Depreciation and amortization expense for property and equipment was $1.0 million and $0.6 million in fiscal 2014 and 2013, respectively.
NOTE 5 — INTANGIBLE ASSETS
The following table summarizes purchased intangible assets, net (in thousands):

	June 30,
	2014	2013
Developed technology	$23,467	$1,928
Customer contracts and trade names	3,853	3,853
Customer relationships	1,120	—
	28,440	5,781
Less: Accumulated amortization	(6,756)	(5,129)
	21,684	652
Indefinite lived intangible asset - trade name	2,100	—
Total intangible assets, net	$23,784	$652

Amortization expense of intangible assets was $1.6 million and $0.7 million during fiscal 2014 and 2013, respectively. Estimated amortization expense for intangible assets is approximately $2.2 million, $2.2 million, $2.0 million, $1.8 million, and $1.8 million in fiscal 2015, 2016, 2017, 2018, and 2019, respectively.

NOTE 6 — DEBT
Credit Facility
In August 2011, the Company entered into a loan and security agreement, or credit facility, which allows for revolving cash borrowings up to $8.0 million. The proceeds of the credit facility may be used to fund the Company's working capital and to fund its general business requirements. The obligations under the credit facility are secured by substantially all assets of the Company other than 65% of the stock of its foreign subsidiaries which are pledged under the Company's convertible notes. Borrowings under the credit facility bear interest at the prime rate (as defined in the credit facility) plus a margin of either 1.00% or 1.25%, depending on the Company's liquidity coverage ratio. The Company is also obligated to pay other customary facility fees and arrangement fees for a credit facility of this size and type. In August 2013, the credit facility was amended to extend the scheduled maturity date to August 7, 2015 and add a separate line of credit in the amount of $750,000 for letters of credit, foreign exchange contracts, and cash management. In March 2014, the credit facility was amended to provide for a $3.0 million sublimit for advances to one of the Company's subsidiaries. Borrowings under the sublimit bear interest at the prime rate (as defined in the credit facility) plus a margin of either 2.00% or 2.25%, depending on the Company's net cash. At June 30, 2014, the interest rates on the credit facility and the sublimit were 4.5% and 5.5%, respectively.
The credit facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company's and its subsidiaries' ability to incur liens and indebtedness, make certain types of payments, merge or consolidate, and make dispositions of assets. The credit facility specifies customary events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Upon the occurrence of an event of default under the credit facility, the lender may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and deduct such amounts from the Company's lockbox account on deposit with the bank. At June 30, 2014, the Company was in compliance with all covenants of the credit facility.
At June 30, 2014 and 2013, $5.4 million and $3.5 million, respectively, was outstanding on the credit facility and recorded as long-term debt. At June 30, 2014, an external borrowing capacity of up to $2.6 million remained on the credit facility. No payments are due within the next 12 months.
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
On November 8, 2013, the Company issued 1,649,579 shares of common stock to the Purchasers in satisfaction of approximately $10.7 million of the Initial Notes. On November 8, 2013, the Cyrus Purchasers, the beneficial owners of Tandberg Data, became the sole holders of the outstanding Notes. In January 2014, the Company completed the acquisition of Tandberg Data.
At June 30, 2014 and 2013, the Notes principal balance was $9.5 million and $13.25 million, respectively, and was recorded as long-term debt — related party. No payments of principal are due within the next 12 months.
Through July 2015, the Company may, subject to certain limitations, pay interest in cash or in shares of common stock at its option. Subsequent to July 2015, if at any time the Cyrus Purchasers hold 20% or more of the then outstanding common stock, the Cyrus Purchasers (and not the Company) will have the option to determine whether the applicable interest payment payable to the Cyrus Purchasers during such time is payable in cash or shares of common stock. The number of shares of common stock that may be issued as payment of interest on the Notes will be determined by dividing the amount of interest due to the holders of the Notes by the volume weighted average of the closing prices of one share of common stock as reported on the NASDAQ Capital Market for the 20 consecutive trading days up to and including the trading day on the third trading day prior to the valuation date, using the interest payment due date as the valuation date; provided the Company may not pay interest in shares of common stock at a price per share lower than, in the case of the Initial Notes, $4.90, and in the case of the Additional Notes, $4.50 (as adjusted from time to time for items such as stock splits, combinations, reclassifications, or recapitalizations). In the event of a share price lower than, in the case of the Initial Notes, $4.90 per share, and in the case of the Additional Notes, $4.50, the Company has the option to pay interest in a combination of shares of common stock and cash so long as the number of shares of common stock that the Company issues does not exceed the quotient obtained by dividing the interest payable at such time by, in the case of the Initial Notes, $4.90, and in the case of the Additional Notes, $4.50, and the difference between the amount of the interest paid in shares and the average closing price of the shares of common stock, determined as described above, will be payable in cash. Interest expense for the Notes was $0.9 million and $0.4 million in fiscal 2014 and 2013, respectively.
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
The Company may, at its option, convert the outstanding Initial Notes or Additional Notes, as applicable, into shares of common stock (subject to certain limitations) on the first trading day immediately following the date that the closing bid price of the common stock exceeds, in the case of the Initial Notes, $13.00, and in the case of the Additional Notes, $7.50, for ten days consecutive trading days.
The obligations under the Notes are secured by a pledge of 65% of the Company's stock in each of its foreign subsidiaries.
The NPA contains customary covenants, including covenants that limit or restrict the Company's ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the NPA, the Cyrus Purchasers may declare all amounts outstanding to be immediately due and payable. The NPA specifies a number of events of default (some of which are subject to applicable grace or cure periods) including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. In the event of default, the interest rate shall automatically increase to 11%. The Company has also granted certain registration rights to the Notes' Purchasers. In May 2014, the Cyrus Purchasers waived certain covenants under the Notes and the NPA to permit the Company to enter into the Merger Agreement and to borrow up to $10.0 million from Sphere 3D. At June 30, 2014, the Company was in compliance with all covenants of the Notes.
Note Payable - Related Party
In May 2014, the Company issued a note in the amount of $5.0 million to Sphere 3D, which was amended and restated on September 8, 2014 to increase the principal amount under the note to the greater of the amount actually borrowed from Sphere 3D and $10.0 million. The note is subordinated to certain existing indebtedness and is secured by the Company's inventory and shares of common stock of Sphere 3D owned by the Company. The note bears interest at the prime rate (as defined in the agreement) plus 2% which is payable in kind semi-annually through an increase in the principal balance of the note. At June 30, 2014, the interest rate on the note was 5.25% and the principal balance was $5.0 million, recorded as long-term debt — related party. As of September 23, 2014, the principal balance of the note was $7.8 million.
The note is payable in full in one lump sum on May 15, 2018; provided however that immediately prior to the closing of the proposed merger with Sphere 3D, the note is required to be repaid in shares of common stock of Sphere 3D owned by the Company with a value equal to the total borrowings under the note, and to the extent the note is not repaid in full by such transfer of shares, any remaining portion of the note will remain outstanding following the completion of the merger. In addition, following the September 2014 amendment of the note, the Company may not sell any shares of Sphere 3D common stock without the prior consent of Sphere 3D to such sale.

NOTE 7 — RELATED PARTY
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
At June 30, 2014, the Company had $0.5 million and $0.2 million in accounts receivable and other long-term liabilities, respectively, related to the Sphere 3D supply agreement. The Company recognized $1.0 million in revenue related to the supply agreement during the fiscal year ended June 30, 2014. No related party expense was recognized during the fiscal year ended June 30, 2014.
NOTE 8 — INCOME TAXES
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following is a summary of the changes in the amount of unrecognized tax benefits (in thousands):

	Fiscal Year
	2014	2013
Unrecognized tax benefits at the beginning of the period	$673	$307
Increase related to prior periods	—	366
Unrecognized tax benefits	$673	$673
At June 30, 2014, there were no unrecognized tax benefits presented as a component of long-term liabilities in the accompanying consolidated balance sheet. At June 30, 2014, there was $0.7 million presented as a reduction of the related deferred tax asset for which there is full valuation allowance, of which $0.5 million will affect the effective tax rate if recognized. However, the portion that would be recognized as an increase to deferred tax assets may result in a corresponding increase in the valuation allowance at the time of recognition resulting in no net effect to the effective tax rate, depending upon the Company's assessment of the likelihood of realization of the tax benefits at the time they are recognized.
The Company believes it is reasonably possible that, within the next twelve months, the amount of unrecognized tax benefits may remain unchanged. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties on its consolidated balance sheets at fiscal years ended June 30, 2014 and 2013, and recognized no interest and/or penalties in the consolidated statements of operations for the fiscal years ended June 30, 2014 and 2013.
The Company is subject to federal and state taxation in the United States and also in certain foreign tax jurisdictions. Generally, the Company's tax returns for fiscal 2011 and forward are subject to examination by the U. S. federal tax authorities and fiscal 2010 and forward are subject to examination by state tax authorities.

The components of loss before income taxes were as follows (in thousands):

	Fiscal Year
	2014	2013
Domestic	$(25,012)	$(20,031)
Foreign	(472)	549
	$(25,484)	$(19,482)
The (benefit from) provision for income taxes includes the following (in thousands):

	Fiscal Year
	2014	2013
Current:
Federal	$(2,436)	$—
State	(174)	24
Foreign	126	141
Total current	(2,484)	165
Deferred:
Foreign	(76)	—
(Benefit from) provision for income taxes	$(2,560)	$165
A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to loss before income taxes to the total income tax (benefit) provision reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year
	2014	2013
Federal income tax at statutory rate	$(8,665)	$(6,624)
Increase in valuation allowance	7,017	6,238
Other comprehensive income	(2,493)	—
State income taxes, net of federal benefit	(552)	(516)
Share-based compensation expense	870	926
Permanent differences	1,263	141
(Benefit from) provision for income taxes	$(2,560)	$165

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

	June 30,
	2014	2013
Deferred tax assets:
Net operating loss carryforward	$94,702	$52,430
Intangible assets	6,438	1,601
Tax credits	3,377	3,258
Share-based compensation	1,784	1,850
Inventory	1,352	1,362
Warranty and extended warranty	1,209	1,348
Capital loss carryforward	1,094	1,109
Other	1,241	569
Deferred tax asset, gross	111,197	63,527
Valuation allowance for deferred tax assets	(111,197)	(63,527)
	—	—
Deferred tax liabilities - other	(182)	—
Net deferred tax liabilities	$(182)	$—
At June 30, 2014, the Company has federal and state net operating loss carryforwards of $248.7 million and $112.5 million, respectively. These amounts include share-based compensation deductions of $1.0 million that will be recorded to contributed capital when realized. The remaining federal net operating loss will begin expiring in 2017, unless previously utilized. State net operating loss carryforwards began expiring in 2014, unless previously utilized.
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
At June 30, 2014, the Company had federal and California research and development tax credit carryforwards totaling $1.2 million and $3.3 million, respectively. The California research credit may be carried forward indefinitely. The federal research credit will begin expiring in 2025 unless previously utilized. In addition, the Company has foreign tax credit carryforwards totaling $0.3 million, which will begin expiring in 2015 unless previously utilized. The Company has federal alternative minimum tax credit carryforwards totaling $0.2 million which can be carried forward indefinitely.
NOTE 9 — EQUITY
Authorized Number of Shares of Common Stock
On January 17, 2014, the Company increased its authorized shares of common stock from 90.2 million shares to 125.0 million shares.
Sale of Common Stock
In February 2013, in a private placement transaction, the Company sold an aggregate of 204,081 shares of its common stock at $4.90 per share for gross proceeds of $1.0 million and net proceeds of approximately $0.9 million.

Issuance of Common Stock for Conversion of Convertible Notes and Payment of Interest
During fiscal 2014, the Company issued an aggregate of 1,649,579 shares of common stock at $6.50 per share in satisfaction of $10.7 million of the Company's outstanding convertible notes.
During fiscal 2014, the Company issued an aggregate of 104,285 shares of common stock with a weighted average issuance price of $4.86 per share to the holders of its outstanding convertible notes as payment of interest on such notes.
During fiscal 2013, the Company issued an aggregate of 69,698 shares of common stock at $5.75 per share to the holders of its outstanding convertible notes as payment of interest on such notes.
Issuance of Common Stock
During fiscal 2014, the Company issued 212,771 shares of common stock in conjunction with vested restricted stock units. The restricted stock unit holders surrendered 100,299 restricted stock units to pay for minimum withholding taxes totaling $0.5 million. During fiscal 2013, the Company issued 225,954 shares of common stock in conjunction with vested restricted stock units, and the restricted stock unit holders surrendered 110,401 restricted stock units to pay for minimum withholding taxes totaling $0.7 million
Warrants
In connection with the Company's March 2011 private placement, the Company has outstanding warrants to purchase up to 758,972 shares of common stock. Each warrant has an exercise price of $8.55 per share of common stock. The warrants are immediately exercisable and expire in March 2016. In connection with the offering and as partial compensation for the placement agent's services, the Company has outstanding to the placement agent a warrant exercisable to purchase up to 51,918 shares of common stock at an exercise price of $8.55 per share; with other terms also substantially the same as the warrants issued to the purchasers. During fiscal 2014 and 2013, the Company issued no shares of common stock related to these outstanding warrants.
In connection with the Company's February 2010 private placement, the Company has outstanding warrants to purchase up to 2,007,135 shares of common stock with an exercise price of $8.13 per share. In connection with this transaction, the Company has outstanding a warrant to purchase up to 36,173 shares of common stock at an exercise price of $14.76 per share to the placement agent. The warrants are immediately exercisable and expire in February 2015, and provide for weighted-average anti-dilution protection in the event that the Company issues additional securities at a price less than the then-effective exercise price of the warrants. Reflective of previous anti-dilution adjustments, the number of outstanding warrants to purchase shares of common stock associated with the February 2010 private placement at June 30, 2013 was 1,859,092 shares with a per share strike price of $8.78. As part of the conversion of a portion of the Company's convertible notes and payment of convertible notes interest in shares of common stock, the number of shares of common stock was adjusted from 1,859,092 shares to 2,007,135 shares, net of shares previously issued, and the per share strike price of such warrants was proportionately decreased from $8.78 to $8.13, each as a result of the weighted-average anti-dilution provisions in the warrants. During fiscal 2014 and 2013, the Company issued no shares of common stock related to these outstanding warrants.
In connection with the Company's November 2009 public offering, the Company has an outstanding warrant for the purchase of 20,700 shares of the Company's common stock at $13.13 per share to the underwriter of the offering. The warrant is currently exercisable and expires in October 2014. As of June 30, 2014, the warrant had not been exercised.

NOTE 10 — EQUITY INCENTIVE PLANS
The Company has two active stock option plans administered by the Compensation Committee of the Board of Directors. As of June 30, 2014, the Company had reserved an aggregate of 2.4 million shares of common stock for issuance under the 2003 Equity Incentive Plan (“2003 Plan”) and the 2009 Equity Incentive Plan (“2009 Plan”) (collectively, the “Option Plans”). The Option Plans provide for the granting of stock and option awards. Currently, the Company may grant new awards only under the 2009 Plan. The 2009 Plan provides for the granting of restricted stock, stock units, stock options and stock appreciation rights. The Option Plans were approved by the Company's shareholders. The Compensation Committee may also grant awards outside of the Option Plans as an inducement to an employee commencing employment with the Company. As of June 30, 2014, the Company had reserved an aggregate of 34,167 shares of common stock for the issuance of inducement awards.
Option and stock awards granted generally vest over a three-year period. Option awards generally expire after a period not to exceed six years, except in the event of termination, whereupon vested shares must be exercised generally within three months under the 2009 Plan and 2003 Plan, or upon death or disability, in which case an extended six- or twelve-month exercise period is specified. As of June 30, 2014, approximately 0.3 million shares were available for grant in the future under the Option Plans.
Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which uses the weighted-average assumptions noted in the following table:

	Fiscal Year
	2014	2013
Expected volatility	85.0%	78.6%
Risk-free interest rate	2.0%	0.9%
Dividend yield	—	—
Expected term (in years)	6	6
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
Option activity is summarized below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2012	332	$13.30
Granted	107	7.90
Exercised	(7)	6.60
Forfeited and expired	(75)	18.10
Options outstanding at June 30, 2013	357	10.80
Granted	45	5.00
Exercised	—	—
Forfeited and expired	(125)	10.01
Options outstanding at June 30, 2014	277	$10.23	2.68	$74
Vested and expected to vest at June 30, 2014	271	$10.32	2.74	$73
Exercisable at June 30, 2014	242	$10.84	2.37	$66

The following table summarizes information about stock options (in thousands, except per share amounts):

	Fiscal Year
	2014	2013
Weighted-average grant date fair value per share of options granted with exercise prices:
Equal to fair value	$3.86	$5.25
Intrinsic value of stock options exercised	$—	$50
Cash received upon exercise of stock options	$—	$200
Actual tax benefit realized for the tax deductions from stock option exercises	$—	$—
Total income tax benefit recognized in the consolidated statements of operations	$—	$—
Restricted Stock Units
The following table summarizes information about restricted stock units activity (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding — June 30, 2012	810	$12.55
Granted	89	8.15
Vested	(336)	12.50
Forfeited	(34)	10.30
Outstanding — June 30, 2013	529	11.95
Granted	1,822	3.35
Vested	(313)	11.63
Forfeited	(135)	9.81
Outstanding — June 30, 2014	1,903	$3.92
The fair value of each restricted stock unit is the market price of the Company's stock on the date of grant and typically vests over three years. In fiscal 2014 and 2013, the fair value of restricted stock that vested was $3.6 million and $4.2 million, respectively. The Company recognized $3.8 million and $4.2 million in fiscal 2014 and 2013, respectively, for share-based compensation expense related to these awards.
Stock Appreciation Rights
In June 2011, the Company modified options, which had been granted to certain executives during fiscal 2010 to purchase 318,671 shares of the Company's common stock, and reissued the options as SAR awards. No other terms of the awards changed. The purpose of the amendment and reissuance was to provide that, upon exercise, the SAR would be settled in cash or stock, at the discretion of the Company. Based on the SAR settlement provisions, and the Company's intentions, this modification changed these awards from equity-based instruments to liability-based instruments. As such, the fair value of the SAR awards is recalculated at each subsequent reporting period until settlement, and recorded as an adjustment to the liability. The Company uses a Black-Scholes valuation model to determine the fair value and recorded a current liability of $0.2 million and $0.5 million as of June 30, 2014 and 2013, respectively.
As of June 30, 2014, there were 283,000 SAR awards vested with an exercise price of $12.45, a remaining contractual term of 1.8 years, and no intrinsic value. During fiscal 2014, there were 35,671 SAR awards canceled. No SAR awards were exercised during fiscal 2014 and 2013.

2006 Employee Stock Purchase Plan
In February 2007, the Company adopted the 2006 Employee Stock Purchase Plan (“2006 ESPP”). As of June 30, 2014, 88,527 shares of common stock were reserved for issuance under the 2006 ESPP.
Offerings under the 2006 ESPP are for a duration of six months and consist of one purchase interval. The 2006 ESPP limits stock purchases to (i) no more than $25,000 worth of stock in any calendar year and (ii) no more than 500 shares per individual per offering. Shares are purchased at 85% of the lower of the beginning or end of the period price. During fiscal 2014 and 2013, the Company issued 19,667 and 26,718 shares, respectively, and recognized approximately $15,000 and $30,000 as share-based compensation in fiscal 2014 and 2013, respectively.
Share-Based Compensation Expense
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Fiscal Year
	2014	2013
Cost of product revenue	$99	$135
Sales and marketing	316	1,006
Research and development	304	319
General and administrative	3,234	3,310
	$3,953	$4,770
As of June 30, 2014, there was a total of $5.6 million of unrecognized compensation expense related to unvested equity-based compensation awards. The expense associated with non-vested stock and options awards granted prior to June 30, 2014 is expected to be recognized over a weighted-average period of 1.7 years.
NOTE 11 — SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in one industry segment providing data storage solutions for small and medium businesses and distributed enterprises. The Company conducts business globally, and its sales and support activities are managed on a geographic basis. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues by geographic region, based on the location from which the customer relationship is managed, for purposes of allocating resources and evaluating financial performance.
Information about Products and Services
The following table summarizes net revenue (in thousands):

	Fiscal Year
	2014	2013
Disk systems	$25,128	$9,602
Service	17,338	19,184
Tape automation systems	14,200	16,784
Tape drives and media	9,026	2,450
	$65,692	$48,020

Information about Geographic Areas
The Company markets its products domestically and internationally, with its principal international market being Europe. Revenue is attributed to the location to which the product was shipped. The following table summarizes net revenue by geographic area (in thousands):

	Fiscal Year
	2014	2013
Americas	$24,138	$24,148
Europe, Middle East, Africa	32,070	19,516
Asia Pacific	9,484	4,356
	$65,692	$48,020
Sales to customers inside the United States comprised $20.8 million and $23.0 million of Americas net revenues during fiscal 2014 and 2013, respectively. Sales to Germany accounted for $11.3 million and $3.6 million during fiscal 2014 and 2013, respectively. Sales to France accounted for $6.9 million and $5.7 million during fiscal 2014 and 2013, respectively.
The following table presents property and equipment information for geographic areas based on the physical location of the assets (in thousands):

	Fiscal Year
	2014	2013
Europe	$2,348	$49
United States	2,159	1,965
Asia Pacific	1,292	—
Total	$5,799	$2,014
 NOTE 12 — 401K PLAN
The Company maintains an employee savings and retirement plan (the “401(k) Plan”) covering all of the Company's employees. The 401(k) Plan permits but does not require matching contributions by the Company on behalf of participants. The Company does not make matching contributions.

NOTE 13 — COMMITMENTS AND CONTINGENCIES
Leases
The Company leases various office space, production facilities, and vehicles under non-cancelable operating leases that expire in various years through fiscal year 2020. Future minimum lease payments under these arrangements are as follows (in thousands):

Minimum Lease Payments
Fiscal 2015	$2,690
Fiscal 2016	2,096
Fiscal 2017	1,541
Fiscal 2018	898
Fiscal 2019	703
Thereafter	20
$7,948
Rent expense under non-cancelable operating leases is recognized on a straight-line basis over the respective lease terms and was $2.7 million in both fiscal 2014 and 2013.
Letters of credit
During the ordinary course of business, the Company provides standby letters of credit to third parties as required for certain transactions initiated by the Company. As of June 30, 2014, the Company's had standby letters of credit of $0.7 million that were not recorded on the Company's consolidated balance sheets.
Warranty and Extended Warranty
The Company had $1.1 million and $1.9 million in deferred costs included in other current and non-current assets related to deferred service revenue at June 30, 2014 and 2013, respectively. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2012	$1,286	$11,739
Settlements made during the period	(530)	(13,411)
Change in liability for warranties issued during the period	394	12,026
Change in liability for pre-existing warranties	(360)	—
Liability at June 30, 2013	790	10,354
Liabilities assumed from acquisition	950	1,725
Settlements made during the period	(305)	(11,889)
Change in liability for warranties issued during the period	224	10,026
Change in liability for pre-existing warranties	(240)	—
Liability at June 30, 2014	$1,419	$10,216

Current liability	$994	$6,920
Non-current liability	425	3,296
Liability at June 30, 2014	$1,419	$10,216

Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at June 30, 2014 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.
Proposed Merger
In May 2014, the Company announced that it had signed an agreement and plan of merger by and among the Company and Sphere 3D. Since the merger was announced, four separate putative shareholder class action lawsuits were filed against the Company, all of its directors, and Sphere 3D in the California Superior Court in and for the County of San Diego. Three of the lawsuits also named Cyrus Capital Partners, the majority shareholder of the Company, as a defendant. On June 25, 2014, the Superior Court entered an order providing for the consolidation of all cases relating to the Company's decision to enter into the merger agreement with Sphere 3D. These cases have been consolidated before a single judge and are referred to as In re Overland Storage Inc., Shareholders Litigation, Lead Case No. 37-2014-00016017-CU-SL-CTL. On July 30, 2014, the plaintiffs filed their consolidated amended complaint. The lawsuit alleges breaches of fiduciary duties and conflicts of interest against the Company's directors relating to the merger process, the terms of the merger agreement, and the consideration to be received by Company shareholders under the terms of the merger agreement. The lawsuit alleges that the other defendants aided and abetted the purported breaches of fiduciary duties by the Company's directors. The relief sought includes an injunction prohibiting the consummation of the proposed merger, rescission of the merger to the extent already implemented or rescissory damages, damages, and an award of attorneys' fees and costs. The Company believes the lawsuit to be without merit and intends to vigorously defend against the action. However, if the plaintiffs are successful in preventing the merger, or are awarded significant damages, it could materially and adversely affect the Company's business, financial condition, liquidity, and the market price of its common stock.
Patent Infringement
In August 2010 and October 2010, the Company filed patent infringement lawsuits in the United States District Court for the Southern District of California and United States International Trade Commission (“ITC”), respectively, against various parties. Both lawsuits claim infringement of two of the Company's U.S. Patents, Nos. 6,328,766 and 6,353,581.
In November 2011, the Company entered into a multi-year settlement and cross-licensing agreement with IBM pursuant to which the Company released all claims it had against IBM and Dell Inc. in connection with the patent infringement lawsuits the Company had filed.
In July 2014, the Company entered into a settlement and cross-license agreement with BDT pursuant to which the Company released all claims it had against BDT. In connection with the settlement, the Company also dismissed its patent infringement claims filed against PivotStor, LLC, a BDT customer based in Irvine, California, which was pending in the United States District Court for the Southern District of California.
In June 2012, the Company filed patent infringement lawsuits in the United States District Court for the Southern District of California against Spectra Logic Corporation (“Spectra Logic”), based in Boulder, Colorado, and Qualstar Corporation (“Qualstar”), based in Simi Valley, California. In the Spectra Logic case, the Company claimed infringement of U.S. Patent Nos. 6,328,766 and 6,353,581. In the Qualstar case, the Company claimed infringement of U.S. Patent No. 6,328,766.
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
In January and February 2014, the District Court for the Southern District of California stayed the Company's litigation against Qualstar and Spectra Logic, respectively, pending the results of the inter partes review filed by Spectra Logic. The Company is continuing to pursue its claims against Spectra Logic and Qualstar.

In May 2013, Safe Storage LLC (“Safe Storage”), a Delaware limited liability company, filed a complaint against the Company in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,978,346 by the Company's products. Safe Storage is seeking monetary damages from the Company and injunctive relief.
Patent Litigation Funding Agreement
In December 2010, the Company entered into a litigation funding agreement (the “Funding Agreement”) with Special Situations Fund III QP, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P. (collectively, the “Special Situations Funds”) pursuant to which the Special Situations Funds agreed to fund certain patent litigation brought by the Company. In May 2014, the Special Situations Funds filed a complaint against the Company in the Supreme Court for New York County, alleging breach of the Funding Agreement. The Special Situations Funds allege that the Company's January 2014 acquisition of Tandberg Data entitled the Special Situation Funds to a $6.0 million payment under the Funding Agreement, and therefore the Company's refusal to make the payment constitutes a breach of the Funding Agreement by the Company. The Special Situations Funds are seeking $6.0 million in contractual damages as well as costs and fees. The Company believes the lawsuit to be without merit and intends to vigorously defend against the action.
NOTE 14 — SUBSEQUENT EVENTS
Short-term Investment - Related Party
In July 2014, Sphere 3D issued common shares of Sphere 3D to the Company with a value of approximately $500,000 in accordance with the terms of the Sphere 3D supply agreement. These shares are subject to a restriction on their sale until November 19, 2014. In addition, following the September 8, 2014 amendment of the Company's note payable with Sphere 3D, the Company may not sell any shares of Sphere 3D common stock without the prior consent of Sphere 3D to such sale.
On September 17, 2014, the Company entered into an agreement to sell shares of Sphere 3D for proceeds of $1.0 million. As of September 17, 2014, the fair market value of the Company's short-term investment after the sale was $4.7 million.

NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of selected quarterly financial information (in thousands, except per share data):

	Quarter Ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Net revenue	$10,606	$10,636	$20,240	$24,210
Gross profit	3,569	3,666	6,572	6,508
Loss from operations	(4,096)	(4,499)	(6,862)	(8,493)
Loss before income taxes	(4,571)	(4,830)	(7,159)	(8,924)
Net loss	(4,590)	(4,316)	(6,633)	(7,385)
Net loss per share, basic and diluted	$(0.75)	$(0.60)	$(0.44)	$(0.42)

	Quarter Ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Net revenue	$11,711	$12,599	$11,642	$12,068
Gross profit	3,943	4,597	3,852	4,408
Loss from operations	(4,663)	(4,112)	(5,138)	(4,962)
Loss before income taxes	(4,814)	(4,205)	(5,082)	(5,381)
Net loss	(4,863)	(4,273)	(5,086)	(5,425)
Net loss per share, basic and diluted	$(0.85)	$(0.75)	$(0.87)	$(0.90)