Form 10-Q
period 2014-09-30
OVERLAND STORAGE INC
filed 2014-11-14
CIK 889930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 6, 2014, there were 17,690,908 shares of the registrant's common stock, no par value, issued and outstanding.

OVERLAND STORAGE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
OVERLAND STORAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2014	2013

	(Unaudited)
Net revenue:
Product revenue	$19,256	$6,133
Service revenue	3,640	4,473
	22,896	10,606
Cost of product revenue	14,983	5,377
Cost of service revenue	1,551	1,660
Gross profit	6,362	3,569
Operating expenses:
Sales and marketing	5,586	3,745
Research and development	1,920	1,309
General and administrative	5,811	2,611
	13,317	7,665
Loss from operations	(6,955)	(4,096)
Investment income	1,801	—
Interest expense	(364)	(314)
Other income (expense), net	(381)	(161)
Loss before income taxes	(5,899)	(4,571)
Provision for income taxes	1,395	19
Net loss	$(7,294)	$(4,590)
Net loss per share:
Basic and diluted	$(0.42)	$(0.75)
Shares used in computing net loss per share:
Basic and diluted	17,567	6,145
See accompanying notes to condensed consolidated financial statements.

OVERLAND STORAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended
	September 30,
	2014	2013

	(Unaudited)

Net loss	$(7,294)	$(4,590)
Other comprehensive income (loss):
Change in unrealized gains on related party short-term investment, net of income tax of $1,021 and $0, respectively	(1,849)	1,384
Reclassification of realized gains on related party short-term investment included in net income, net of income tax of $639 and $0, respectively	(1,162)	—
Foreign currency translation adjustments	57	75
Total other comprehensive income (loss)	(2,954)	1,459
Comprehensive loss	$(10,248)	$(3,131)
See accompanying notes to condensed consolidated financial statements.

OVERLAND STORAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2014	June 30, 2014

	(Unaudited)
Assets
Current assets:
Cash	$3,452	$4,262
Short-term investment — related party	3,444	7,814
Accounts receivable, net of allowance for doubtful accounts of $61 and $31, respectively	13,292	14,171
Inventories	15,821	15,525
Other current assets	3,417	2,419
Total current assets	39,426	44,191
Property and equipment, net	5,802	5,799
Goodwill	19,044	19,044
Intangible assets, net	23,142	23,784
Other non-current assets	1,331	1,121
Total assets	$88,745	$93,939
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13,454	$11,159
Accrued liabilities	6,731	6,780
Accrued payroll and employee compensation	3,930	3,561
Income taxes payable	128	118
Accrued warranty	942	994
Deferred revenue	7,254	7,941
Other current liabilities	1,487	1,874
Current portion of debt	5,137	—
Total current liabilities	39,063	32,427
Deferred revenue, long-term	3,171	3,371
Long-term debt — related party	17,278	14,528
Long-term debt	—	5,406
Other long-term liabilities	1,794	1,413
Total liabilities	61,306	57,145
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value, 1,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and June 30, 2014	—	—
Common stock, no par value, 125,000 shares authorized; 17,586 and 17,540 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	188,326	187,434
Accumulated other comprehensive income	1,700	4,654
Accumulated deficit	(162,587)	(155,294)
Total shareholders’ equity	27,439	36,794
Total liabilities and shareholders’ equity	$88,745	$93,939
See accompanying notes to condensed consolidated financial statements.

OVERLAND STORAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	September 30,
	2014	2013

	(Unaudited)
Operating activities:
Net loss	$(7,294)	$(4,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	896	328
Tax provision	1,661	—
Gain on sale of short-term investment — related party	(1,801)	—
Share-based compensation	794	910
Changes in operating assets and liabilities:
Accounts receivable	879	273
Inventories	(295)	333
Accounts payable and accrued liabilities	2,008	(1,011)
Accrued payroll and employee compensation	510	(200)
Deferred revenue	(887)	(580)
Other assets and liabilities, net	(406)	251
Net cash used in operating activities	(3,935)	(4,286)
Investing activities:
Proceeds from sale of short-term investment — related party	1,000	—
Purchase of fixed assets	(270)	(190)
Purchase of intangible assets	—	(250)
Net cash provided by (used in) investing activities	730	(440)
Financing activities:
Proceeds from borrowings — related party	2,750	—
Repayment of borrowings	(270)	—
Payment for restricted stock tax liability on net settlement	(42)	(224)
Proceeds from ESPP purchases	23	49
Net cash provided by (used in) financing activities	2,461	(175)
Effect of exchange rate changes on cash	(66)	4
Net decrease in cash	(810)	(4,897)
Cash, beginning of period	4,262	8,831
Cash, end of period	$3,452	$3,934
Supplemental disclosures of non-cash activities:
Sale of short-term investment in other current assets	$1,000	$—
Fixed asset purchases in accounts payable and accrued liabilities	$463	$105
Short-term investment — related party	$500	$481
Equity award fair value adjustment to liability	$117	$145
Common stock issued for purchase of intangible assets — related party	$—	$250
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
The accompanying interim unaudited condensed consolidated financial statements include the accounts of Overland and its wholly-owned subsidiaries, including Tandberg Data Holdings S.à r.l. (“Tandberg”) which the Company acquired on January 21, 2014. All intercompany balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated statements do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair statement of the Company's condensed consolidated results of operations, comprehensive loss, financial position, and cash flows as of September 30, 2014, and for all periods presented. The results reported in these condensed consolidated financial statements for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2014.
The Company operates its business in one operating segment.
Effective the second quarter of fiscal 2014, the Company changed how it reports its operations to use a 52-week fiscal year end with each year ending on June 30, compared to prior year reporting using a 52-53 week fiscal year with each year ending on the Sunday closest to June 30. The first quarter of fiscal 2014 ended September 29, 2013.
The Company has incurred losses since fiscal 2006 and negative cash flows from operating activities since fiscal 2007. As of September 30, 2014, the Company had an accumulated deficit of $162.6 million. During the first quarter of fiscal 2015, the Company incurred a net loss of $7.3 million. The Company expects to incur negative operating cash flows during the continued period of integration for its acquisition completed in January 2014 as the Company works to improve operational efficiencies.
The Company has projected its cash on hand, its short-term investment (the common shares of Sphere 3D the Company owns), available borrowings under the Company's credit facility, and other sources of funding will be sufficient to allow the Company to continue operations for the next 12 months. Significant changes from the Company's current forecast, including but not limited to: (i) shortfalls from projected sales levels, (ii) unexpected increases in product costs, (iii) increases in operating costs, (iv) changes in the historical timing of collecting accounts receivable, and/or (v) the Company's inability to liquidate its short-term investment could have a material adverse impact on the Company's ability to access the level of funding necessary to continue its operations at current levels. If any of these events occur or if we are not able to secure additional funding (including from Sphere 3D), the Company may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company's business, results of operations and future prospects, and/or prevent us from consummating the proposed merger with Sphere 3D. The Company may seek debt, equity or equity-based financing (such as convertible debt) when market conditions and the merger agreement with Sphere 3D permit.
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
Proposed Merger
In May 2014 and amended in October 2014, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Sphere 3D Corporation (“Sphere 3D”).
Pursuant to the terms of the merger agreement, upon the consummation of the merger, the Company would become a wholly owned subsidiary of Sphere 3D. The merger is expected to close in the second quarter of fiscal 2015.
At the effective time of the merger, each issued and outstanding share of common stock of the Company will be canceled and automatically converted into the right to receive 0.46385 shares of common stock of Sphere 3D, subject to adjustment in certain circumstances. The Merger Agreement contains customary reciprocal operating covenants as well as customary negative covenants. Additionally, the Company is subject to a “no-shop” restriction on its ability to solicit alternative acquisition proposals, provide information to third parties and engage in discussions with third parties (subject to exceptions in certain limited circumstance).
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
The terms of the Merger Agreement did not impact the Company's consolidated financial statements as of and for the period ended September 30, 2014.
Fair Value of Financial Instruments
Financial instruments including cash, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Short-term investment is measured at fair value using Level 1 inputs from the TSX Venture Exchange on which the stock is traded. The carrying amount of the credit facilities borrowings approximate their fair value as the interest rate of the credit facilities are substantially comparable to rates offered for similar debt instruments. At September 30, 2014, the fair value of related party long-term debt is estimated at $14.0 million using an estimated interest rate of 12%, and is classified within Level 3 of the fair value hierarchy. At September 30, 2014, the carrying value of the related party long-term debt was $17.3 million.

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

NOTE 2 — BUSINESS COMBINATION
On January 21, 2014, the Company acquired Tandberg, a privately held provider of data storage and data protection solutions, for a purchase price of approximately $49.0 million, which was paid in shares of the Company's common stock. The shareholders of Tandberg received 9,430,526 shares of the Company's common stock at $5.20 per share. This acquisition expanded the Company's number of global channel and service partners, product lines and service offerings, as well as expanded the Company's market reach in Europe and the Asia-Pacific region.
A summary of the estimated fair values of the assets acquired and liabilities assumed as of the closing date (in thousands):

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

Three Months Ended
September 30, 2013

Net revenue	$24,323
Net loss	$(6,996)
Net loss per share	$(0.40)

NOTE 3 — SHORT-TERM INVESTMENT - RELATED PARTY
In July 2013, the Company entered into a supply agreement with Sphere 3D Corporation (“Sphere 3D”). For certain payments under the supply agreement, Sphere 3D has issued common shares to the Company. Sphere 3D's common shares are traded on the TSX Venture Exchange and the NASDAQ Global Market. The short-term investment is classified as available-for-sale marketable securities. See note 6 for additional related party disclosure.
The following summarizes short-term investments (in thousands):

	September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investment — related party	$781	$2,801	$(138)	$3,444

	June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investment — related party	$481	$7,333	$—	$7,814
As of September 30, 2014, a portion of the Company's investment in Sphere 3D is in a gross unrealized loss position, all of which had been in such position for less than twelve months. Based on the Company's review of these securities, the Company believes it had no other-than-temporary impairments on these securities as of September 30, 2014.
NOTE 4 — INVENTORIES
The following table summarizes inventories (in thousands):

	September 30, 2014	June 30, 2014
Raw materials	$4,652	$4,767
Work in process	843	875
Finished goods	10,326	9,883
	$15,821	$15,525

NOTE 5 — INTANGIBLE ASSETS
The following table summarizes purchased intangible assets (in thousands):

	September 30, 2014	June 30, 2014
Developed technology	$23,467	$23,467
Customer contracts and trade names	3,853	3,853
Customer relationships(1)	1,043	1,120
	28,363	28,440
Less: Accumulated amortization	(7,321)	(6,756)
Total finite-lived intangible assets, net	21,042	21,684
Indefinite lived intangible assets - trade name	2,100	2,100
Total intangible assets, net	$23,142	$23,784
____________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.

Amortization expense of intangible assets was $0.6 million and $0.2 million during the first quarter of fiscal 2015 and 2014, respectively. Estimated amortization expense for intangible assets is approximately $1.7 million for the remainder of fiscal 2015 and $2.2 million, $2.0 million, $1.8 million, $1.8 million and $1.8 million in fiscal 2016, 2017, 2018, 2019, and 2020, respectively.
NOTE 6 — RELATED PARTY
In July 2013, the Company entered into a supply agreement, and a technology license agreement, with Sphere 3D. As consideration for the transactions contemplated by the technology license agreement, the Company paid Sphere 3D $250,000 in cash and issued Sphere 3D shares of common stock with a value at the time of issuance of approximately $250,000. As payments under the supply agreement, Sphere 3D issued common shares with a value as of the date of issuance equal to approximately $0.5 million to the Company during both the three months ended September 30, 2014 and 2013.
During the quarter ended September 30, 2014, Sphere 3D entered into a commercial relationship with a third party customer to sell a license to its Glassware product. The customer required that the Glassware product be provided through one of its preapproved distribution partners. Sphere 3D did not have a relationship with such distribution partner and in order to facilitate such transaction on a timely basis, Sphere 3D and Overland agreed that Overland would purchase the Glassware product from Sphere 3D and resell it to the distribution partner, with whom Overland had a preexisting relationship. As a result, Overland issued a purchase order of approximately $0.3 million for the Glassware products being supplied through the distribution partner.
In connection with the July 2013 Sphere 3D transaction, Eric Kelly, the Company's President and Chief Executive Officer, was appointed chairman of the board of directors of Sphere 3D. Mr. Kelly was also awarded an option to purchase up to 850,000 shares of common stock of Sphere 3D with an exercise price of approximately $0.63.
At September 30, 2014, the Company had $0.6 million, $0.3 million, $0.6 million, and $0.7 million in accounts receivable, inventory, accrued expenses, and other long-term liabilities, respectively, related to the Sphere 3D supply agreement. At June 30, 2014, the Company had $0.5 million and $0.2 million in accounts receivable and other long-term liabilities, respectively, related to the Sphere 3D supply agreement. The Company recognized $0.6 million and zero in revenue related to the supply agreement during the three months ended September 30, 2014 and 2013, respectively. No related party expense, other than debt interest expense, was recognized during the three months ended September 30, 2014 and 2013.

NOTE 7 — DEBT
Credit Facility
In August 2011, the Company entered into a loan and security agreement, or credit facility, which allows for revolving cash borrowings up to $8.0 million. The proceeds of the credit facility may be used to fund the Company's working capital and to fund its general business requirements. The obligations under the credit facility are secured by substantially all assets of the Company other than 65% of the stock of its foreign subsidiaries, which are pledged under the Company's convertible notes. Borrowings under the credit facility bear interest at the prime rate (as defined in the credit facility) plus a margin of either 1.00% or 1.25%, depending on the Company's liquidity coverage ratio. The Company is also obligated to pay other customary facility fees and arrangement fees for a credit facility of this size and type. In August 2013, the credit facility was amended to extend the scheduled maturity date to August 7, 2015 and add a separate line of credit in the amount of $750,000 for letters of credit, foreign exchange contracts, and cash management. In March 2014, the credit facility was amended to provide for a $3.0 million sublimit for advances to one of the Company's subsidiaries. Borrowings under the sublimit bear interest at the prime rate (as defined in the credit facility) plus a margin of either 2.00% or 2.25%, depending on the Company's net cash. At September 30, 2014, the interest rates on the credit facility and the sublimit were 4.5% and 5.5%, respectively.
The credit facility requires the Company to comply with a liquidity coverage ratio and contains customary covenants, including covenants that limit or restrict the Company's and its subsidiaries' ability to incur liens and indebtedness, make certain types of payments, merge or consolidate, and make dispositions of assets. The credit facility specifies customary events of default (some of which are subject to applicable grace or cure periods) including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. Upon the occurrence of an event of default under the credit facility, the lender may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and deduct such amounts from the Company’s lockbox account on deposit with the bank. At September 30, 2014, the Company was in compliance with all covenants of the credit facility.
At September 30, 2014 and June 30, 2014, the Company had $5.1 million and $5.4 million, respectively, outstanding on the credit facility. At September 30, 2014, an external borrowing capacity of up to $2.9 million remained on the credit facility. Payment is due in full upon maturity on August 7, 2015.
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
At September 30, 2014 and June 30, 2014, the Notes' principal balance was $9.5 million and has been recorded as long-term debt — related party. No payments of principal are due within the next 12 months.
Through July 2015, the Company may, subject to certain limitations, pay interest in cash or in shares of common stock at its option. Subsequent to July 2015, if at any time the Cyrus Purchasers hold 20% or more of the then outstanding common stock, the Cyrus Purchasers (and not the Company) will have the option to determine whether the applicable interest payment payable to the Cyrus Purchasers during such time is payable in cash or shares of common stock. The number of shares of common stock that may be issued as payment of interest on the Notes will be determined by dividing the amount of interest due to the holders of the Notes by the volume weighted average of the closing prices of one share of common stock as reported on the NASDAQ Capital Market for the 20 consecutive trading days up to and including the trading day on the third trading day prior to the valuation date, using the interest payment due date as the valuation date; provided the Company may not pay interest in shares of common stock at a price per share lower than, in the case of the Initial Notes, $4.90, and in the case of the Additional Notes, $4.50 (in each case as adjusted from time to time for items such as stock splits, combinations, reclassifications, or recapitalizations). In the event of a share price lower than, in the case of the Initial Notes, $4.90, and in the case of the Additional Notes, $4.50, the Company has the option to pay interest in a combination of shares of common stock and cash so long as the number of shares of common stock that the Company issues does not exceed the quotient obtained by dividing the interest payable at such time by, in the case of the Initial Notes, $4.90, and in the case of the Additional Notes, $4.50, and the difference between the amount of the interest paid in shares and the average closing price of the shares of common stock, determined as described above, will be payable in cash. Interest expense for the Notes was $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively.
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
The NPA contains customary covenants, including covenants that limit or restrict the Company's ability to incur liens, incur indebtedness, or make certain restricted payments. Upon the occurrence of an event of default under the NPA, the Cyrus Purchasers may declare all amounts outstanding to be immediately due and payable. The NPA specifies a number of events of default (some of which are subject to applicable grace or cure periods) including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. In the event of default, the interest rate shall automatically increase to 11%. The Company has also granted certain registration rights to the Notes' Purchasers. At September 30, 2014, the Company was in compliance with all covenants of the Notes.
Note Payable - Related Party
In May 2014, the Company issued a note to Sphere 3D, which was amended and restated on September 8, 2014 to increase the principal amount under the note to the greater of the amount actually borrowed from Sphere 3D and $10 million. The note is subordinated to certain existing indebtedness and is secured by the Company's inventory and shares of common stock of Sphere 3D owned by the Company. The note bears interest at the prime rate (as defined in the agreement) plus 2% which is payable in kind semi-annually through an increase in the principal balance of the note. At September 30, 2014, the interest rate on the note was 5.25% and the principal balance was $7.8 million, recorded as long-term debt - related party. Interest expense for the note was $0.1 million and zero during the three months ended September 30, 2014 and 2013, respectively.
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

NOTE 8 — EQUITY
Restricted Stock
During the first quarter of fiscal 2015, the Company issued 38,555 shares of common stock in conjunction with vested restricted stock units. The restricted stock unit holders surrendered 10,696 restricted stock units to pay for minimum withholding taxes totaling $42,000. During the first quarter of fiscal 2014, the Company issued 89,659 shares of common stock in conjunction with vested restricted stock units, and the restricted stock unit holders surrendered 40,641 restricted stock units to pay for minimum withholding taxes totaling $0.2 million. Options and restricted stock units outstanding were approximately 2.1 million shares and 2.2 million shares as of September 30, 2014 and June 30, 2014, respectively.
Employee Stock Purchase Plan
During the first quarter of fiscal 2015 and 2014, the Company issued 7,973 and 10,871, respectively, shares of common stock purchased through the Company's 2006 employee stock purchase plan.
NOTE 9 — NET LOSS PER SHARE
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
Anti-dilutive common stock equivalents excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Restricted stock not yet vested and released	1,854	419
Options outstanding and ESPP share purchase rights	277	309
Common stock purchase warrants	2,875	2,726
Convertible notes	1,789	2,038
Convertible notes interest	523	795
NOTE 10 — INCOME TAXES
The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no material accrual for interest and penalties in its condensed consolidated balance sheets at September 30, 2014 and June 30, 2014, and recognized no interest or penalties in the condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013.
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
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Warranty and Extended Warranty
The Company had $1.0 million and $1.1 million in deferred costs related to deferred service revenue at September 30, 2014 and June 30, 2014, respectively. Changes in the liability for product warranty and deferred revenue associated with extended warranties and service contracts were as follows (in thousands):

	Product Warranty	Deferred Revenue
Liability at June 30, 2014	$1,419	$10,216
Settlements made during the period	(44)	(2,661)
Change in liability for warranties issued during the period(1)	113	1,947
Change in liability for pre-existing warranties	(159)	—
Liability at September 30, 2014	$1,329	$9,502

Current liability	$942	$6,397
Non-current liability	387	3,105
Liability at September 30, 2014	$1,329	$9,502
____________________

(1)	Includes the impact of foreign currency exchange rate fluctuations.
Litigation
From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management does not believe any legal proceedings or claims pending at September 30, 2014 will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.

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
On October 13, 2014, the plaintiffs and the Company Defendants entered into a memorandum of understanding (the “Memorandum of Understanding”) to settle the Consolidated Action and Merger Actions. The Memorandum of Understanding provides, among other things, that additional disclosures would be made concerning the analysis performed by the Company’s financial advisor relating to the proposed merger, the Company’s management projections, and the circumstances leading up to the proposed merger.
While the Company believes that the lawsuits are without merit, and the Company specifically denies the allegations made in the lawsuits and maintains that it and the other defendants committed no wrongdoing whatsoever, to permit the timely consummation of the proposed merger, and without admitting the validity of any allegations made in the lawsuits, the Company concluded that it is desirable that the Consolidated Action and Merger Actions be resolved. The proposed settlement of the Consolidated Action and Merger Actions, which is subject to confirmatory discovery and court approval, provides for the release of all claims against the defendants relating to the proposed merger and the allegations in the Consolidated Action and Merger Actions. There can be no assurance that the settlement will be finalized or that the Superior Court will approve the settlement.
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
In June 2013, Spectra Logic filed a Petition for Inter Partes Review of the claims of U.S. Patent No. 6,328,766 with the United States Patent and Trademark Office. The petition has been assigned Case No. IPR2013-00357. In December 2013, the

United States Patent and Trademark Office initiated an inter partes review proceeding involving U.S. Patent No. 6,328,766. On November 7, 2014, the United States Patent and Trademark Office issued a Final Written Decision finding claims 1-11 of U.S. Patent No. 6,328,766 to be unpatentable. The Company has the option to appeal the decision to the United States Court of Appeals for the Federal Circuit.
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
NOTE 12 — SUBSEQUENT EVENTS
Note Payable - Related Party
On October 13, 2014, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with FBC Holdings S.à r.l. (the “Lender”), the majority shareholder of the Company and an affiliate of Cyrus Capital Partners, L.P. Pursuant to the Loan Agreement, the Lender loaned to the Company $7.5 million (the “Loan”). The Loan is scheduled to mature on the second anniversary of the funding date of the Loan; provided, however, that if the closing of the proposed merger between the Company and Sphere SD does not occur prior to January 12, 2015, the Company shall be required to pay the Loan in full on such date, together with all accrued and unpaid interest thereon. Outstanding principal under the Loan will bear interest at 8.0% simple interest per annum, payable semi-annually in arrears on the last day of June and December of each year.
On October 14, 2014, the Company paid $2.5 million of the Company’s outstanding note payable to Sphere 3D.
Amendment to Merger Agreement
On October 13, 2014, the Company entered into an Amendment to Agreement and Plan of Merger (the “Amendment to the Merger Agreement”) with Sphere 3D. Pursuant to the Amendment to the Merger Agreement, Sphere 3D consented to the entry by the Company into the Loan Agreement with the Lender and the completion of the transactions contemplated thereby. Sphere 3D additionally agreed to guaranty $2.5 million in principal amount of the Loan as described above and to permit the Company to transfer 25,000 shares of common stock of Sphere 3D to the holders of the existing convertible notes issued by the Company (all of which are affiliates of the Lender) as a fee for waiving the debt and lien restrictions under such convertible notes.
In exchange for the consent of Sphere 3D to the entry by the Company into the Loan Agreement and the issuance of shares of common stock by Sphere pursuant to the Conversion and the Waiver Issuance, the Company agreed in the Amendment to the Merger Agreement to reduce the Exchange Ratio from 0.510594 to 0.46385, subject to adjustment in certain circumstances.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Such forward-looking statements are not guarantees of performance and our actual results could differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to: our anticipated closing of the merger with Sphere 3D; our ability to successfully integrate the businesses of Tandberg Data with our other businesses; our ability to maintain and increase sales volumes of our products; our ability to continue to aggressively control costs and operating expenses; our ability to achieve the intended cost savings and maintain quality with our manufacturing partner; our ability to generate cash from operations; the ability of our suppliers to provide an adequate supply of components for our products at prices consistent with historical prices; our ability to raise outside capital and to repay our debt as it comes due; our ability to introduce new competitive products and the degree of market acceptance of such new products; the timing and market acceptance of new products introduced by our competitors; our ability to maintain strong relationships with branded channel partners; our ability to maintain the listing of our common stock on the NASDAQ Capital Market; customers', suppliers', and creditors' perceptions of our continued viability; rescheduling or cancellation of customer orders; loss of a major customer; our ability to enforce our intellectual property rights and protect our intellectual property (including the outcome of our ongoing patent litigation); general competition and price measures in the market place; unexpected shortages of critical components; worldwide information technology spending levels; and general economic conditions. In evaluating such statements we urge you to specifically consider various factors identified in this report, including the matters set forth under the heading “Risk Factors” in Item 1A of Part II of this report, and set forth in our annual report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission (“SEC”) on September 23, 2014 under the caption “Risk Factors” in Item 1A of Part I, any of which could cause actual results to differ materially from those indicated by such forward-looking statements. Share and per share amounts herein have been adjusted to give effect to the April 9, 2014 one-for-five reverse stock split.
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
Generation of revenue. We generate the majority of our revenue from sales of our data management and data protection products. The balance of our revenue is provided by selling maintenance contracts and rendering related services. The majority of our sales are generated from sales of our branded products through a worldwide channel, which includes systems integrators and value-added resellers.
We reported net revenue of $22.9 million for the first quarter of fiscal 2015, compared with $10.6 million for the first quarter of fiscal 2014. We reported a net loss of $7.3 million, or $0.42 per share, for the first quarter of fiscal 2015 compared with a net loss of $4.6 million, or $0.75 per share, for the first quarter of fiscal 2014.
Acquisition. In January 2014, we completed our acquisition of Tandberg, a privately held global leader of data storage and data protection solutions in exchange for shares of our common stock, and Tandberg became a wholly-owned subsidiary of the Company. Our financial position and operating performance include the financial position and operating performance of Tandberg from and after January 21, 2014.
Liquidity and capital resources. At September 30, 2014, we had cash and a short-term investment of $3.5 million and $3.4 million, respectively, compared to cash and short-term investment of $4.3 million and $7.8 million at June 30, 2014. In the first quarter of fiscal 2015, we incurred a net loss of $7.3 million. Our credit facility provides for an up to $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At September 30, 2014, we had a balance of $5.1 million recorded as current debt, and a remaining external borrowing capacity of up to $2.9 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the continued period of integration for our acquisition completed in January 2014 as we work to improve operational efficiencies.
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
As of September 30, 2014, we had working capital of $0.4 million, reflecting a decrease in current assets of $4.8 million and an increase in current liabilities of $6.6 million compared to June 30, 2014. The decrease in current assets is primarily attributable to a $4.4 million decrease in our short-term investment in Sphere 3D related to the $2.0 million sale of the short-term investment, and a decrease in unrealized gains. The increase in current liabilities is primarily attributable to a $5.1 million increase in current debt for our credit facility due in August 2015, and a $2.2 million increase in accounts payable and accrued liabilities, offset by a $0.7 million decrease in deferred revenue.
Recent Developments

•	In October 2014, we entered into an Amendment to Agreement and Plan of Merger with Sphere 3D.

•
In October 2014, we entered into a Loan and Security Agreement (the “Loan Agreement”) with FBC Holdings S.à r.l. (the “Lender”), the majority shareholder of the Company and an affiliate of Cyrus Capital Partners, L.P. Pursuant to the Loan Agreement, the Lender loaned to the Company $7.5 million.

•
In October 2014, we announced the launch of our NEO® XL-Series family of automated tape libraries, combining flexibility, density, high-performance and best value for backup, archive and disaster recovery. The NEO® XL-Series has 90TB of data storage capacity, and can increase storage capacity up to 3.5PB by adding additional NEO® XL-Series modules. The 6u form-factor NEO® XL-Series is now available in two configurations, utilizing both LTO5 and LTO6 tape drive technologies, and scales up to 560 slots and 42 tape drives. The NEOxl 60 supports up to three drives with capacity ranging from 90TB to 375TB, and data transfer rates from 504 GB/hour to 4.3TB/hour. The NEOxl 80 supports up to six drives with capacity ranging from 120TB to 500TB, and data transfer rates from 504 GB/hour to 8.6TB/hour. A NEOxl Expansion unit that supports 80 slots/6 drives is also available.

Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, “Operations and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2014; and we discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of that report. Unless otherwise described below, there have been no material changes in our critical accounting policies and estimates.

Results of Operations
The following table sets forth certain financial data as a percentage of net revenue:

	Three Months Ended
	September 30,
	2014	2013
Net revenue	100.0%	100.0%
Cost of revenue	72.2	66.3
Gross profit	27.8	33.7
Operating expenses:
Sales and marketing	24.4	35.3
Research and development	8.4	12.3
General and administrative	25.4	24.6
	58.2	72.2
Loss from operations	(30.4)	(38.5)
Investment income	7.9	—
Interest expense	(1.6)	(3.0)
Other income (expense), net	(1.7)	(1.5)
Loss before income taxes	(25.8)	(43.0)
Provision for income taxes	6.1	0.2
Net loss	(31.9)%	(43.2)%
A summary of our sales mix as a percentage of net revenue:

	Three Months Ended
	September 30,
	2014	2013
Disk systems	47.2%	24.8%
Tape automation systems	17.8	26.6
Tape drives and media	19.1	6.4
Service	15.9	42.2
	100.0%	100.0%
The First Quarter of Fiscal 2015 compared with the First Quarter of Fiscal 2014
Net Revenue. Net revenue increased to $22.9 million during the first quarter of fiscal 2015 from $10.6 million during the first quarter of fiscal 2014, an increase of $12.3 million, or 116%. The increase in net revenue as a whole, is a result of our acquisition that was completed in January 2014, which contributed $14.5 million in net revenue in the first quarter of fiscal 2015. The increase from our acquisition was offset by a $0.9 million decrease in revenue from our branded products, primarily as a result of decreased sales volumes of our products sold in APAC and EMEA, and a $1.3 million decrease in service revenue. OEM net revenue accounted for 19.2% and 12.2% of net revenues in the first quarter of fiscal 2015 and 2014, respectively.

Product Revenue
Net product revenue increased to $19.3 million during the first quarter of fiscal 2015 from $6.1 million during the first quarter of fiscal 2014. The increase of approximately $13.2 million, or 216%, resulted from our acquisition that was completed in January 2014, which contributed $14.1 million of product revenue in the first quarter of fiscal 2015. The increase from our acquisition was offset by a $0.9 million decrease in revenue from our branded products due to a decrease in sales of our tape automation systems, including tape drives and media, of $0.8 million, and a decrease in sales of our disk systems of $0.1 million.
Service Revenue
Net service revenue decreased to $3.6 million during the first quarter of fiscal 2015 from $4.5 million during the first quarter of fiscal 2014. The decrease of approximately $0.9 million, or 20%,was primarily due to a $1.3 million decrease in our revenue from extended service contracts primarily related to lower tape automation system sales, offset by $0.4 million of service revenue generated by our acquisition that was completed in January 2014.
Gross Profit. Overall gross profit increased to $6.4 million during the first quarter of fiscal 2015 compared to $3.6 million during the first quarter of fiscal 2014. The increase was due to increased sales volumes primarily related to our acquisition completed in January 2014. Gross margin at 27.8% for the first quarter of fiscal 2015 decreased from 33.7% for the first quarter of fiscal 2014.
Product Revenue
Gross profit on product revenue during the first quarter of fiscal 2015 was $4.3 million compared to $0.8 million during the first quarter of fiscal 2014. The increase of $3.5 million, or 437%, was due to increased sales volumes primarily related to our acquisition completed in January 2014. Gross margin on product revenue at 22.2% for the first quarter of fiscal 2015 increased from 12.3% for the first quarter of fiscal 2014 due to higher margins for the sale of products we received through our acquisition that was completed in January 2014.
Service Revenue
Gross profit on service revenue during the first quarter of fiscal 2015 was $2.1 million compared to $2.8 million during the first quarter of fiscal 2014. The decrease of $0.7 million, or 25%, was primarily due to a decrease in our extended service contracts due to a decrease in tape automation system sales. Gross margin on service revenue was 57.4% for the first quarter of fiscal 2015 compared to 62.9% for the first quarter of fiscal 2014 due to allocation of fixed costs over a smaller revenue base.
Share-based Compensation Expense. During the first quarter of fiscal 2015 and 2014, we recorded share-based compensation expense of approximately $0.8 million and $0.9 million, respectively. Share-based compensation expense for the remainder of fiscal 2014 is expected to be approximately $4.8 million.
The Company recorded the following compensation expense related to its share-based compensation awards (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Cost of product sales	$11	$18
Sales and marketing	88	241
Research and development	69	64
General and administrative	626	587
	$794	$910

Sales and Marketing Expense. Sales and marketing expense in the first quarter of fiscal 2015 increased to $5.6 million from $3.7 million during the first quarter of fiscal 2014. The increase of $1.8 million, or 48.6%, was primarily due to an increase of $1.9 million in employee and related expenses associated with an increase in average headcount related to our acquisition in January 2014, offset by a decrease of $0.2 million in share-based compensation.
Research and Development Expense. Research and development expense in the first quarter of fiscal 2015 increased to $1.9 million from $1.3 million during the first quarter of fiscal 2014. The increase of $0.6 million, or 46.2%, was primarily due to an increase of $0.4 million in employee and related expenses associated with an increase in average headcount related to our acquisition in January 2014.
General and Administrative Expense. General and administrative expense in the first quarter of fiscal 2015 increased to $5.8 million from $2.6 million during the first quarter of fiscal 2014. The increase of $3.2 million, or 123%, was a result of i) a $0.8 million increase in employee related to expenses associated with an increase in average headcount related to our acquisition completed in January 2014, ii) a $0.8 million increase in outside contractor expenses related to integration costs for our acquisition completed in January 2014 and additional information technology (IT) support, (iii) a $0.6 million increase in legal and advisory expenses primarily related to our Sphere 3D merger and related litigation, (iv) a $0.5 million increase for fees and severance payments for former employees of Tandberg which now consult for the Company, and (v) a $0.2 million increase in audit fees primarily related to our acquisition completed in January 2014.
Interest Expense. Interest expense in the first quarter of fiscal 2015 increased to $0.4 million from $0.3 million during the first quarter of fiscal 2014.
Investment Income. During the first quarter of fiscal 2015, we realized $1.8 million for gains on our related party short-term investment.
Provision for Income Taxes. During the first quarter of fiscal 2015, we recognized income tax expense of $1.4 million primarily related to both the realized gain on sale of our related party short-term investment, and the intraperiod adjustment for the remaining unrealized losses.
Liquidity and Capital Resources
At September 30, 2014, we had cash and a short-term investment of $3.5 million and $3.4 million, respectively, compared to cash and short-term investment of $4.3 million and $7.8 million, respectively, at June 30, 2014. In the first quarter of fiscal 2015, we incurred a net loss of $7.3 million. Our credit facility provides for an up to $8.0 million secured revolving loan and may be used to fund our working capital and our general business requirements. At September 30, 2014, we had a balance of $5.1 million recorded as current debt, and a remaining external borrowing capacity of up to $2.9 million. Cash management and preservation continue to be a top priority. We expect to incur negative operating cash flows during the continued period of integration for our acquisition completed in January 2014 as we work to improve operational efficiencies.
As of September 30, 2014, we had working capital of $0.4 million, reflecting a decrease in current assets of $4.8 million and an increase in current liabilities of $6.6 million compared to June 30, 2014. The decrease in current assets is primarily attributable to a $4.4 million decrease in our short-term investment in Sphere 3D related to the $2.0 million sale of the short-term investment, and a decrease in unrealized gains. The increase in current liabilities is primarily attributable to a $5.1 million increase in current debt for our credit facility due in August 2015, and a $2.2 million increase in accounts payable and accrued liabilities, offset by a $0.7 million decrease in deferred revenue.
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
During the first quarter of fiscal 2015, we used net cash in operating activities of $3.9 million, compared to $4.3 million in the first quarter of fiscal 2014. The use of cash during the first quarter of fiscal 2015 was primarily a result of our net loss of $7.3 million offset by $1.6 million in non-cash items, which were share-based compensation, realized gains on sale of shares of our related party short-term investment, deferred income tax provision, depreciation and amortization. In addition, we had increases in accounts payable of $2.0 million.
During the first quarter of fiscal 2015, net cash provided by investing activities was $0.7 million compared to 0.4 million used in investing activities in the first quarter of fiscal 2014. During the first quarter of fiscal 2015, we received proceeds from sale of shares of our related party short-term investment of $1.0 million. During each of the first quarter of fiscal 2015 and 2014, capital expenditures totaled $0.3 million and $0.2 million, respectively, and were primarily associated with the implementation of a new enterprise resource planning system and equipment for quality assurance testing.
During the first quarter of fiscal 2015, net cash provided by financing activities was $2.5 million compared to $0.2 million used in financing activities during the first quarter of fiscal 2014. During the first quarter of fiscal 2015, we received $2.8 million from proceeds in borrowings from our related party note payable, offset by $0.3 million of net payments for our credit facility. During the first quarter of fiscal 2014, we paid $0.2 million for taxes for net settlement of restricted stock units.
Off-Balance Sheet Arrangements
During the ordinary course of business, we provide standby letters of credit to third parties as required for certain transactions initiated by us. As of September 30, 2014, we had standby letters of credit of $0.7 million that were not recorded on our consolidated balance sheets.
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
Foreign Currency Risk. We conduct business on a global basis and our products sold in international markets are denominated in U.S. dollars as well as local currencies. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our wholly-owned subsidiaries in Europe and Asia incur costs that are denominated in local currencies. As exchange rates vary, these results may vary from expectations when translated into U.S. dollars, which could adversely impact overall expected results. The effect of exchange rate fluctuations on our results of operations during the first quarter of fiscal 2015 and 2014 resulted in losses of $0.5 million and $0.2 million, respectively, to our condensed consolidated financial statements.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 13, 2014, the plaintiffs and the defendants entered into a memorandum of understanding (the “Memorandum of Understanding”) to settle the Consolidated Action and Merger Actions. The Memorandum of Understanding provides, among other things, that additional disclosures would be made concerning the analysis performed by our financial advisor relating to the proposed merger, our management projections, and the circumstances leading up to the proposed merger.

While we believe that the lawsuits are without merit, and we specifically deny the allegations made in the lawsuits and maintain that we and the other defendants committed no wrongdoing whatsoever, to permit the timely consummation of the proposed merger, and without admitting the validity of any allegations made in the lawsuits, we concluded that it is desirable that the Consolidated Action and Merger Actions be resolved. The proposed settlement of the Consolidated Action and Merger Actions, which is subject to confirmatory discovery and court approval, provides for the release of all claims against the defendants relating to the proposed merger and the allegations in the Consolidated Action and Merger Actions. There can be no assurance that the settlement will be finalized or that the Superior Court will approve the settlement.
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
In June 2013, Spectra Logic filed a Petition for Inter Partes Review of the claims of U.S. Patent No. 6,328,766 with the United States Patent and Trademark Office. The petition has been assigned Case No. IPR2013-00357. In December 2013, the United States Patent and Trademark Office initiated an inter partes review proceeding involving U.S. Patent No. 6,328,766. On November 7, 2014, the United States Patent and Trademark Office issued a Final Written Decision finding claims 1-11 of U.S. Patent No. 6,328,766 to be unpatentable. We have the option to appeal the decision to the United States Court of Appeals for the Federal Circuit.
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
An investment in our company involves a high degree of risk. In addition to the risk factor below and the other information included or incorporated by reference in this report, you should carefully consider each of the following risk factors in evaluating our business and prospects as well as an investment in our company. The risks and uncertainties described in Item 1A of Part II of our annual report on Form 10-K for the fiscal year ended June 30, 2014 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.
The pending merger with Sphere 3D is not guaranteed to occur. If the merger does not occur, it could have a material and adverse effect on our business, growth, revenue, liquidity and results of operations.
On May 15, 2014, we entered into a merger agreement and related agreements with Sphere 3D, which was amended on October 13, 2014, and we would become a wholly owned subsidiary of Sphere 3D. Each share of the our common stock would be converted into the right to receive 0.46385 of a Sphere 3D common share, subject to adjustment in certain circumstances. Completion of the merger is conditioned upon the satisfaction of certain closing conditions, including the approval of the merger by our shareholders, as set forth in the merger agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived. If the merger is not consummated for these or any other reasons, our ongoing business may be adversely affected and will be subject to a number of risks and consequences, including the following:

•	If the closing of the Merger does not occur prior to January 12, 2015, Overland will be required to repay $7.5 million of loans made to Overland by the Cyrus Funds;

•	we may be required, under certain circumstances, to pay Sphere 3D a termination fee of $3.5 million;

•	we will be required to repay the loan made to us by Sphere 3D upon its maturity in May 2018, and to pay interest on the loan in accordance with its terms;

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

•	the market price of our common shares may decline to the extent that the current market price reflects a market assumption that the merger will be completed;

•	we would not realize any of the anticipated benefits of having completed the merger.
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

10.1
Patent Cross-License and Settlement Agreement, dated as of July 30, 2014, between the Company and BDT Media Automation GmbH.+ (incorporated by reference to the Company's Form 10-K filed September 23, 2014).

10.2	RSU Amendment dated August 12, 2014 for awards granted May 13, 2014 (incorporated by reference to the Company's Form 10-K filed September 23, 2014).

10.3	Amended and Restated Promissory Note, dated September 8, 2014, between the Company and Sphere 3D Corporation (incorporated by reference to the Company's Form 8-K filed September 12, 2014).

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

OVERLAND STORAGE, INC.

Dated:	November 14, 2014	By:	/s/ Eric L. Kelly
Eric L. Kelly President and Chief Executive Officer (Principal Executive Officer)

OVERLAND STORAGE, INC.

Dated:	November 14, 2014	By:	/s/ Kurt L. Kalbfleisch
Kurt L. Kalbfleisch Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)