Form 10-K/A
period 2014-06-30
OVERLAND STORAGE INC
filed 2014-11-24
CIK 889930

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2013, the last business day of the registrant’s second fiscal quarter, was approximately $20,082,265 (based on the closing price reported on such date by The NASDAQ Global Market of the registrant’s Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 15, 2014, the number of outstanding shares of the registrant’s Common Stock was 17,586,556.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended June 30, 2014 (the “Form 10-K”), filed by Overland Storage, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on September 24, 2014. This Amendment is being filed solely to amend Exhibit 10.46 (the “Exhibit”) included in Item 15 to the Form 10-K. The Company has limited the redactions in the Exhibit from those made when the Form 10-K was originally filed on September 24, 2014 in accordance with certain comments received from the SEC to the Company’s Confidential Treatment Request filed with the Exhibit. This Amendment only affects Item 15 of the Form 10-K and does not otherwise change or update the disclosures or financial information set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

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

(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.2	Certificate of Amendment of Articles of Incorporation dated November 15, 2005 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2006).

3.3	Certificate of Amendment of Articles of Incorporation dated December 12, 2008 (incorporated by reference to the Company’s Form 10-Q filed February 11, 2009).

3.4	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation dated December 8, 2009 (incorporated by reference to the Company’s Form 8-K filed December 8, 2009).

3.5	Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock dated February 19, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

3.6	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation dated April 28, 2010 (incorporated by reference to the Company’s Form 8-K filed April 29, 2010).

3.7	Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series A Convertible Preferred Stock dated April 29, 2010 (incorporated by reference to the Company’s Form 8-K filed May 5, 2010).

3.8	Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation dated June 23, 2011 (incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

3.9	Certificate of Amendment of Articles of Incorporation, dated January 16, 2014 (incorporated by reference to the Company’s Form 8-K filed January 22, 2014).

3.10	Certificate of Amendment of Articles of Incorporation, dated April 9, 2014 (incorporated by reference to the Company’s Form 8-K filed April 9, 2014).

3.11	Amended and Restated Bylaws (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

3.12	Certificate of Amendment of Bylaws (incorporated by reference to the Company’s Form 8-K filed April 30, 2007).

4.1	Specimen stock certificate.**

4.2	Shareholder Rights Agreement dated August 22, 2005 between the Company and Wells Fargo Bank, N.A., as Transfer Agent (incorporated by reference to the Company’s Form 8-K filed August 26, 2005).

4.3	Amendment No. 1 to Shareholder Rights Agreement dated March 21, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

4.4	Common Stock Purchase Warrant between the Company and Roth Capital Partners, LLC dated November 4, 2009 (incorporated by reference to the Company’s Form 10-Q dated February 10, 2010).

4.5	Form of Common Stock Purchase Warrant dated February 18, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

4.6	Form of Registration Rights Agreement dated February 22, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

4.7	Form of Common Stock Purchase Warrant dated March 16, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

4.8	Form of Registration Rights Agreement dated March 21, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

10.1	San Diego Headquarters Facility Lease dated October 12, 2000 between the Company and LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-Q filed February 14, 2001).

10.2	First Amendment to Lease dated January 18, 2001 between the Company and LBA Overland, LLC, as successor-in-interest to LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.3	Second Amendment to Lease dated March 8, 2001 between the Company and LBA Overland, LLC (incorporated by reference to the Company’s Form 10-K filed September 28, 2001).

10.4	Third Amendment to Lease dated June 30, 2010 between the Company and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC) (incorporated by reference to the Company’s Form 10-K filed September 24, 2010).

10.5	Fourth Amendment to Lease dated October 15, 2013 between the Company and Overtape (CA) QRS 15-14, Inc. (successor-in-interest to LBA Overland, LLC, the successor-in-interest to LBA-VIF One, LLC (incorporated by reference to the Company’s Form 10-Q filed February 13, 2014).

10.6*	Form of Indemnification Agreement entered into between the Company and each of its directors and officers (incorporated by reference to the Company’s Form 10-Q filed February 13, 2002).

10.7*	Retention Agreement between the Company and Eric Kelly dated June 24, 2009 (incorporated by reference to the Company’s Form 10-Q filed February 10, 2010).

10.8*	Employment Agreement between the Company and Eric Kelly dated August 3, 2011 (incorporated by reference to the Company’s Form 8-K filed August 4, 2011).

10.9*	Employment and Severance Agreement between the Company and Kurt L. Kalbfleisch dated August 3, 2011 (incorporated by reference to the Company’s Form 8-K filed August 4, 2011).

10.10*	Employment letter between the Company and Randall T. Gast dated July 31, 2012.**

10.11*	Amended and Restated 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 8-K filed November 16, 2007).

10.12*	Amendment to 2003 Equity Incentive Plan effective as of January 27, 2009 (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.13*	Form of Stock Option Agreement for options granted to senior officers under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.14*	Form of Stock Option Agreement for options granted to outside directors under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.15*	Form of Standard Stock Option Agreement for options granted under the 2003 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 10, 2004).

10.16*	Form of Stock Option Agreement for Inducement Options granted to executive officers (incorporated by reference to the Company’s Form 10-K filed September 9, 2009).

10.17*	2006 Employee Stock Purchase Plan, as amended (incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

10.18*	2009 Equity Incentive Plan, as amended (incorporated by reference to the Company’s Form 8-K filed January 22, 2014).

10.19*	Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to senior officers under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.20*	Form of Notice of Stock Option Grant and Stock Option Agreement for options granted to outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.21*	Form of Notice of Restricted Stock Award and Restricted Stock Agreement for restricted stock granted to senior officers or outside directors under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed February 2, 2010).

10.22*	Standard Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for restricted stock units granted under the 2009 Equity Incentive Plan (incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

10.23*	Special Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for restricted stock units granted under the 2009 Equity Incentive Plan dated June 29, 2011(incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

10.24*	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement between the Company and Scott McClendon dated June 29, 2011(incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

10.25*	Special Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for restricted stock units granted to Messers. Kelly and Kalbfleisch under the 2009 Equity Incentive Plan dated May 13, 2014.**

10.26*	RSU Amendment for awards granted May 13, 2014.**

10.27*	Form of Stock Appreciation Rights Award Agreement dated June 29, 2011(incorporated by reference to the Company’s Form 10-K filed September 14, 2011).

10.28*	Executive Bonus Plan (incorporated by reference to the Company’s Form 10-K filed September 24, 2010).

10.29	Form of Purchase Agreement dated February 18, 2010 (incorporated by reference to the Company’s Form 8-K filed February 24, 2010).

10.30	Form of Subscription Agreement dated November 12, 2010 (incorporated by reference to the Company’s Form 8-K filed November 17, 2010).

10.31	Financial Advisory Agreement, dated November 12, 2010, between Overland and Roth Capital Partners, LLC. (incorporated by reference to the Company’s Form 8-K filed November 17, 2010).

10.32	Form of Purchase Agreement dated March 16, 2011 (incorporated by reference to the Company’s Form 8-K filed March 22, 2011).

10.33	Underwriting Agreement, dated March 23, 2012, between the Company and Needham & Company, LLC (incorporated by reference to the Company’s Form 8-K filed March 23, 2012).

10.34	Amended Loan and Security Agreement between the Company, Silicon Valley Bank, and Tandberg Data GmbH (incorporated by reference to the Company’s Form 8-K filed March 24, 2014).

10.35	Settlement Agreement, by and between the Company and International Business Machines Corporation, dated November 16, 2011 (incorporated by reference to the Company’s Form 10-Q filed February 15, 2012). +

10.36	Form of Subscription Agreement, dated February 13, 2013 (incorporated by reference to the Company’s Form 8-K filed on February 14, 2013).

10.37	Acquisition Agreement dated November 1, 2013 (incorporated by reference to the Company’s Form 8-K filed November 1, 2013).

10.38	Amended and Restated Note Purchase Agreement, dated November 1, 2013 (incorporated by reference to the Company’s Form 8-K filed November 1, 2013).

10.39	Amended and Restated Registration Rights Agreement, dated November 1, 2013 (incorporated by reference to the Company’s Form 8-K filed November 1, 2013).

10.40	Amendment to Acquisition Agreement, dated January 21, 2014 (incorporated by reference to the Company’s Form 8-K filed January 22, 2014).

10.41	Voting Agreement, dated January 21, 2014 (incorporated by reference to the Company’s Form 8-K filed January 22, 2014).

10.42	Registration Rights Agreement, dated January 21, 2014 (incorporated by reference to the Company’s Form 8-K filed January 22, 2014).

10.43	Agreement and Plan of Merger, dated as of May 15, 2014, by and between the Company, Sphere 3D Corporation and Sphere 3D Acquisition Company (incorporated by reference to the Company’s Form 8-K filed May 19, 2014).

10.44	Form of Voting Agreement, dated May 15, 2014, between Sphere 3D Corporation and certain Company shareholders (incorporated by reference to the Company’s Form 8-K filed May 19, 2014).

10.45	Amended and Restated Promissory Note, dated September 8, 2014, between the Company and Sphere 3D Corporation (incorporated by reference to the Company’s Form 8-K filed September 12, 2014).

10.46	Patent Cross-License and Settlement Agreement, dated as of July 30, 2014, between the Company and BDT Media Automation GmbH. +

21.1	Subsidiaries of the Company (incorporated by reference to the Company’s Form 10-Q filed May 15, 2014).

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.**

24.1	Power of Attorney (included on signature page).**

31.1	Certification of Eric L. Kelly, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kurt L. Kalbfleisch, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Eric L. Kelly, President and Chief Executive Officer, and Kurt L. Kalbfleisch, Senior Vice President and Chief Financial Officer.**

101.INS	Instance Document.**

101.SCH	Taxonomy Extension Schema Document.**

101.CAL	Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Taxonomy Extension Definition Linkbase Document.**

101.LAB	Taxonomy Extension Label Linkbase Document.**

101.PRE	Taxonomy Extension Presentation Linkbase Document.**

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.
*	Management contract or compensation plan or arrangement.
**	Previously filed on September 24, 2014 with the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERLAND STORAGE, INC.

Dated: November 24, 2014	By:	/s/ ERIC L. KELLY
Eric L. Kelly
Chief Executive Officer